Form 10-Q
period 1996-03-31
EXPRESS SCRIPTS INC
filed 1996-05-10
CIK 885721

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to                      .
                               ----------------------    ---------------------

                        Commission file Number:  0-20199

                              EXPRESS SCRIPTS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               43-1420563
          (State of Incorporation)        (I.R.S. employer identification no.)

14000 Riverport Dr., Maryland Heights, Missouri                   63043
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code:  (314) 770-1666

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common stock outstanding as of April 30, 1996:  7,510,000 Shares Class B
                                                8,706,597 Shares Class A

===============================================================================

                              EXPRESS SCRIPTS, INC.

                                      INDEX

                                                                    Page Number
                                                                    -----------

Part I           Financial Information                                        3

Item 1           Financial Statements

                 a)  Consolidated Balance Sheet                               3

                 b)  Consolidated Statement of Operations                     5

                 c)  Consolidated Statement of Changes in Stockholders'
                         Equity                                               6

                 d)  Consolidated Statement of Cash Flows                     7

                 e)  Notes to Consolidated Financial Statements               8

Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9

Part II          Other Information

                 Item 1.  Legal Proceedings - (none)

                 Item 2.  Changes in Securities - (none)

                 Item 3.  Defaults Upon Senior Securities - (none)

                 Item 4.  Submission of Matters to a Vote of
                          Security Holders - (none)

                 Item 5.  Other Materially Important Events - (none)

                 Item 6.  Exhibits                                           13

Signatures                                                                   14

- - -------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
- - -------------------------------------------------------------------------------

Item 1.          Financial Statements

                              EXPRESS SCRIPTS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)
                                                     ------------  ------------
                                                        March 31    December 31
                                                          1996          1995
                                                     ------------  ------------

(in thousands, except share data)

Assets
Current assets:
   Cash and cash equivalents                             $  6,903      $ 11,506
   Receivables, less allowance for doubtful
      accounts of $1,700 and $2,274 respectively
         Unrelated Parties                                125,773       108,525
         Related Parties                                   12,259         8,447
   Inventories                                             18,120        13,853
   Deferred taxes and prepaid expenses                      1,727         2,084
                                                     ------------  ------------
      Total current assets                                164,782       144,415
Property and equipment, less accumulated
 depreciation and amortization                             18,553        16,912
Other assets, net                                           3,526         2,761
                                                     ------------  ------------
      Total assets                                       $186,861      $164,088
                                                     ============  ============

Liabilities and Stockholders' Equity
Current liabilities:
   Claims payable                                        $ 74,971      $ 60,915
   Accounts payable                                        12,105        12,963
   Accrued expenses                                        15,528        11,884
                                                     ------------  ------------
      Total current liabilities                           102,604        85,762
                                                     ------------  ------------
   Deferred rents and taxes                                 1,084           947
                                                     ------------  ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000
    shares authorized, and no shares issued and
    outstanding
   Class A Common Stock, $.01 par value,
    30,000,000 shares authorized, 4,546,000 and
    4,539,000 shares issued and outstanding,
    respectively                                               45            45
   Class B Common Stock, $.01 par value,
    22,000,000 shares authorized, 10,500,000 shares
    issued and outstanding                                    105           105

  Additional paid-in capital                               33,404        33,158
  Foreign currency translation adjustments                   (32)
   Retained earnings                                       49,651        44,071
                                                     ------------  ------------
      Total stockholders' equity                           83,173        77,379
                                                     ------------  ------------
      Total liabilities and stockholders' equity         $186,861      $164,088
                                                     ============  ============

See accompanying notes to consolidated financial statements.


                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)
                                                         Three Months Ended
                                                               March 31
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------

(in thousands, except per share data)

Net revenues (including $33,312 in 1996
 and $25,557 in 1995 from related parties)              $168,389      $118,030
                                                     ------------  ------------
Cost and expenses:
   Cost of revenues                                      148,985       102,220
   Selling, general & administrative                      10,387         8,983
                                                     ------------  ------------
                                                         159,372       111,203
                                                     ------------  ------------
Operating income                                           9,017         6,827
                                                     ------------  ------------
Other income (expense):
   Interest income                                           235           169
   Interest expense                                          (13)          (35)
                                                     ------------  ------------
                                                             222           134
                                                     ------------  ------------
Income before income taxes                                 9,239         6,961
Provision for income taxes                                 3,659         2,696
                                                     ------------  ------------
Net income                                              $  5,580      $  4,265
                                                     ============  ============

Primary earnings per share                              $   0.36      $   0.28
                                                     ============  ============
Weighted average number of common
   shares outstanding during the period                   15,483        15,242
                                                     ============  ============


See accompanying notes to consolidated financial statements.


                                            EXPRESS SCRIPTS, INC.
                          Consolidated Statement of Changes in Stockholders' Equity
                                                 (Unaudited)
                            Numbers of Shares                              Amount
                         ----------------------   ----------------------------------------------------------
                                                                                       Foreign
                           Class A     Class B     Class A     Class B   Additional    currency
                           Common      Common      Common      Common      paid-in   translation   Retained
                            Stock       Stock       Stock       Stock      capital   adjustments   Earnings
                         ----------  ----------  ----------  ----------  ----------  -----------  ----------

(in thousands)

Balance at December 31,
 1995                         4,539      10,500         $45        $105     $33,158        $  0      $44,071

Net income for three
 months ended March 31,
 1996                                                                                                  5,580

Foreign currency
 translation adjustments                                                                    (32)

Tax benefit relating to
  employee stock options                                                         92

Exercise of stock options         7                                             154
                         ----------  ----------  ----------  ----------  ----------  -----------  ----------

Balance at March 31, 1996     4,546      10,500         $45        $105     $33,404        ($32)     $49,651
                         ==========  ==========  ==========  ==========  ==========  ===========  ==========


See accompanying notes to consolidated financial statements.


                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                         Three Months Ended
                                                              March 31
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------

(in thousands)

Cash flows from operating activities:
  Net income                                            $  5,580      $  4,265

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                          1,341           982
    Tax benefit relating to employee stock options            92            --
  Changes in operating assets and liabilities:
    Receivables                                          (21,060)      (16,361)
    Inventories                                           (4,267)       (1,649)
    Prepaids expenses and other assets                      (512)           80
    Claims payable                                        14,056         9,379
    Accounts payable and accrued expenses                  2,923         4,689
                                                     ------------  ------------
Net cash provided by (used in) operating activities       (1,847)        1,385
                                                     ------------  ------------

Cash flows from investing activities:
  Purchases of property and equipment                     (2,878)       (1,893)
                                                     ------------  ------------
Net cash (used in) investing activities                   (2,878)       (1,893)
                                                     ------------  ------------
Cash flows from financing activities:
  Proceeds from line of credit                                           3,000
  Exercise of stock options                                  154           350
                                                     ------------  ------------
Net cash provided by financing activities                    154         3,350
                                                     ------------  ------------

Effect of foreign currency translation adjustments           (32)           --
                                                     ------------  ------------
Net increase (decrease) in cash and cash equivalents      (4,603)        2,842

Cash and cash equivalents at beginning of period          11,506         5,742
                                                     ------------  ------------
Cash and cash equivalents at end of period              $  6,903      $  8,584
                                                     ============  ============


See accompanying notes to consolidated financial statements.


EXPRESS SCRIPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1- Summary of Significant Account Policies
- - -----------------------------------------------

Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to consolidated financial statements as incorporated by reference in the Company's Annual Report on Form 10-K for the Year ended December 31, 1995, dated
March 18, 1996, as filed with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Consolidated Balance Sheet at March 31, 1996, the Consolidated Statement of Operations for the three months ended March 31, 1996, and 1995, the Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 1996, and the Consolidated Statement of Cash Flows for the three months ended March 31, 1996, and 1995.


Note 2 - Primary Earnings per Share
- - -----------------------------------

Primary earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents include shares issuable upon the assumed exercise of all stock options having an exercise price less than the average market price of the common stock using the treasury stock method.


Note 3 - Stock Offering
- - -----------------------

On April 16, 1996, the Company completed the issuance of 1,000,000 shares of Class A Common Stock and received net proceeds of $46,320,000 before deducting expenses incurred in connection with the stock offering. Subsequently, the underwriters elected to exercise the over-allotment provision and sold an additional 150,000 shares of Class A Common Stock and the Company received an additional $6,948,000 in net proceeds. The funds will be used for general corporate purposes.

As a part of the stock offering, NYLIFE HealthCare Management, Inc. converted 2,990,000 shares of Class B Common Stock (including 390,000 shares for the over-allotment provision) to Class A Common Stock and sold those shares in same stock offering. The Company will not receive any proceeds from the sale of these shares. After giving effect to the above transactions, there were 8,688,277 shares of Class A Common Stock and 7,510,000 shares of Class B Common Stock outstanding, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- - ------------------------------------------------------------------------

    Information included or incorporated by reference in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by the Company with the Securities and Exchange Commission and releases issued or statements made by the Company, contain or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those projected or suggested in the forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to, heightened competition, including specifically increased price competition in the pharmacy benefit management market; the termination of the Company's contracts with certain key clients; adverse results in certain litigation and regulatory matters; and the adoption of adverse legislation or regulations or a change in the interpretation of existing legislation or regulations.


Company Overview
- - ----------------

The Company derives its revenues from the sale of network pharmacy services through its nationwide networks of retail pharmacies and from the sale of pharmaceuticals by its mail pharmacies and infusion therapy pharmacies to members of health benefit plans sponsored by the Company's clients. Net revenue of the Company includes the ingredient cost of pharmaceuticals dispensed by the mail pharmacies and pharmacies in the networks, except where the Company's mail service pharmacies dispense pharmaceuticals supplied by the Company's clients, or where the Company merely administers contracts for the client's pharmacy network. In these situations the Company records only dispensing and administrative fees as net revenue. The Company's vision care program derives its revenues from administrative fees and from the sale of eyeglasses and contact lenses to members. The Company also derives revenue from medical information management services, including disease management support services and provider profiling services.

Results of Operations
- - ---------------------

The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenues and the percentage change in the dollar amounts of such financial data for the three months ended March 31, 1996 compared to 1995.

                                Percentage of Net Revenues  Percentage Increase
                                --------------------------  -------------------
                                    Three Months Ended
                                         March 31            Three Months Ended
                                ------------  ------------      March 31, 1996
                                    1996          1995             Over 1995
                                ------------  ------------  -------------------

Net revenues:
   Unrelated clients                   80.2%         78.3%               46.1%
   Related clients                     19.8          21.7                 30.3
                                ------------  ------------
   Total net revenues                 100.0         100.0                 42.7
                                ------------  ------------
Cost and expenses:
   Cost of revenues                    88.4          86.6                 45.7
   Selling general &
     administrative                     6.2           7.6                 15.6
                                ------------  ------------
                                       94.6          94.2                 43.3
                                ------------  ------------
Operating income                        5.4           5.8                 32.1

Other income, net                       0.1           0.1                 65.7
                                ------------  ------------

Income before income taxes              5.5           5.9                 32.7
Provision for income taxes              2.2           2.3                 35.7
                                ------------  ------------
Net income                              3.3%          3.6%                30.8
                                ============  ============



First Quarter Ended March 31, 1996, Compared to 1995
- - ----------------------------------------------------

    Net Revenues. Net revenues for the first quarter of 1996 increased $50,359,000, or 42.7%, compared to the first quarter of 1995. Net revenues from the Company's claims processing services and mail pharmacy services increased 42.2% in 1996, compared to 1995. The primary reason for this increase was a $33,947,000, or 44.7%, increase in revenues from pharmacy claims processed reflecting a 43.0% increase in the number of claims processed, and a 1.2% increase in average revenue per claim compared to 1995. Revenue from the Company's mail pharmacy services increased $13,933,000, or 37.2%, reflecting a 31.1% increase in the number of prescriptions dispensed, and a 4.7% increase in the average revenue per prescription dispensed. The increase in average revenue per claim and per prescription dispensed is primarily due to increases in drug costs for customers utilizing pharmacy networks established by the Company, partially offset by continued competitive pressures and further price reductions due to the amendment of the Company's agreements with NYLCare Health Plans, Inc. ("NYLCare") and its affiliates, which became effective January 1995.

    The increase in the number of claims processed and the number of mail service pharmacy prescriptions dispensed reflects a 28.6% increase in the number of members served from approximately 7.0 million members served at March 31, 1995 to almost 9.0 million members served at March 31, 1996. The percentage increase in claims processing revenue continues to exceed the percentage increase in mail service revenues, as the price difference between mail pharmacy prescriptions and network pharmacy prescriptions decreases. Management believes this trend will at least continue during the remainder of 1996. Net revenues from the Company's vision and infusion therapy services increased 43.9%, compared to 1995, primarily as a result of the growth in the number of members who receive these services.

    Cost of Revenues. Cost of revenues for the first quarter of 1996 increased $46,765,000, or 45.7%, compared to the first quarter of 1995. The percentage increase in cost of revenues was 3.0 percentage points greater than the increase in revenues, thus gross profit margins decreased. For claims processing services, the cost of revenue as a percentage of net revenues increased slightly, offset by additional economies scale in claims processing operations. The main reason for the percentage increase in the cost of revenues was the lower mail pharmacy gross margins as a result of competitive pressures and price reductions due to the amendment of the Company's agreements with NYLCare and its affiliates. Also, the Company experienced a reduction as a percentage of net revenues in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs. The cost of revenue for vision and infusion therapy services increased 66.7%, principally due to costs related to the continued expansion of vision and infusion therapy service operations.

    Selling, General and Administrative. Selling, general and administrative expenses increased $1,404,000, or 15.6%, for the first quarter of 1996 compared to 1995. The primary reason for the increase was the additional expenditures incurred to expand the Company's marketing capabilities, together with increases in expenses for information systems and additional clinical programs to enhance management of the pharmacy benefit. The Company is continuing its commitment to expand its capability to provide for future growth and enhance the level of service for its members. However, in spite of the increase, selling, general and administrative expenses as a percent of net revenues decreased from 7.6% in the first quarter of 1995 to 6.2% in the comparable quarter of 1996 reflecting overall economies of scale in this area.

    Other Income, Net. Other income, net was $222,000 for the first quarter of 1996 compared to $134,000 for 1995, primarily as a result of higher interest received due to higher interest rates on higher invested cash balances in 1996. In addition, the Company had no borrowings in the first quarter of 1996, and consequently there was no interest expense related to any borrowings in 1996, while there was interest expense related to borrowings in the first quarter of 1995.

    Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 1996, was $3,659,000 compared to $2,696,000 in the prior year. The effective tax rate was 39.6% in 1996 compared to 38.7% for 1995.

    Net Income. As a result of the foregoing, net income for the first quarter ended March 31, 1996, increased $1,315,000, or 30.8%, compared to 1995.

    Liquidity and Capital Resources. The Company added approximately 900,000 lives during the first quarter of 1996, reaching a total of almost 9.0 million members utilizing the Company's services by March 31, 1996. As in the past, the sizable growth in new members served during the first quarter resulted in a significant growth in receivables. In the first quarter of 1996, receivables increased $21,060,000. This increase was primarily financed by a combined
increase in current liabilities of $16,842,000.   Management expects to
continue to fund a substantial portion of its future anticipated capital expenditures and net increases in non-cash working capital with operating cash flow, and will also have available bank loans and the proceeds from the sale of certain shares of the Company's Class A Common Stock that the Company sold in a public offering during the second quarter of 1996.

    The Company maintains a $25 million line of credit with the Mercantile Bank of St. Louis, N.A. ("Mercantile") which the Company has extended to May 29, 1996. The Company also has a $25 million one-year line of credit with the First National Bank of Chicago expiring October 31, 1996, with the same terms and conditions as the existing line with Mercantile. At March 31, 1996, there were no borrowings outstanding on either of these lines of credit.

    The Company has reviewed and currently intends to review potential acquisitions and affiliation opportunities. The Company believes that available cash resources including the proceeds of the offering of the Company's common stock referred to above, bank financings and the issuance of additional common stock would be used to finance such acquisitions or affiliations. There can be no assurance the Company will make an acquisition or affiliation in 1996.

    Other Matters. On April 16, 1996, the Company completed the issuance of 1,000,000 shares of Class A Common Stock and received net proceeds of $46,320,000 before deducting expenses incurred in connection with the stock offering. Subsequently, the underwriters elected to exercise the over-allotment provision and sold an additional 150,000 shares of Class A Common Stock and the Company received an additional $6,948,000 in net proceeds. The funds will be used for general corporate purposes.

    As a part of the stock offering, NYLIFE HealthCare Management, Inc. converted 2,990,000 shares of Class B Common Stock (including 390,000 shares for the over-allotment provision) to Class A Common Stock and sold those shares in same stock offering. The Company will not receive any proceeds from the sale of these shares. After giving effect to the above transactions, there were 8,688,277 shares of Class A Common Stock and 7,510,000 shares of Class B Common Stock outstanding.

    Impact of Inflation. Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenue and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not adversely affected the Company.

- - -------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
- - -------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

         (a) Exhibits.
             See Exhibit Index on page 15.

         (b) Reports on Form 8-K.
             None.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EXPRESS SCRIPTS, INC.
                                      (Registrant)

Date:    May 9, 1996                  By: /s/ Barrett A. Toan
                                          -------------------------------------
                                          Barrett A. Toan, President and
                                          Chief Executive Officer

Date:    May 9, 1996                  By: /s/ Stuart L. Bascomb
                                          -------------------------------------
                                          Stuart L. Bascomb, Executive Vice
                                          President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number  Exhibit
- - --------------  -------

3.1 Certificate of Incorporation incorporated by reference to Exhibit No. 3.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the "Registration Statement").

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, incorporated by reference to Exhibit No. 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

3.3 Second Amended and Restated By-Laws, incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ending 1993.

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration Statement.

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)