Form 10-Q
period 1996-06-30
EXPRESS SCRIPTS INC
filed 1996-08-14
CIK 885721

- -----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
      _____________.

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Common stock outstanding as of July 15, 1996:      7,510,000  Shares Class B
                                                   8,955,770  Shares Class A

                                       1
- -------------------------------------------------------------------------------

                              EXPRESS SCRIPTS, INC.
                                      INDEX
                                                                   PAGE NUMBER

Part I   Financial Information                                                3

Item 1   Financial Statements

     a)  Consolidated Balance Sheet                                           3

     b)  Consolidated Statement of Operations                                 4

     c) Consolidated Statement of Changes in Stockholders' Equity             5

     d)  Consolidated Statement of Cash Flows                                 6

     e)  Notes to Consolidated Financial Statements                           7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

Part II  Other Information

         Item 1.  Legal Proceedings - (Not Applicable)

         Item 2.  Changes in Securities - (Not Applicable)

         Item 3.  Defaults Upon Senior Securities - (Not Applicable)

         Item 4.  Submission of Matters to a Vote of Security Holders        15

         Item 5.  Other Materially Important Events - (Not Applicable)

         Item 6.  Exhibits                                                   16

Signatures                                                                   17

Index to Exhibits                                                            18

- --------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
Item 1.           Financial Statements

                              EXPRESS SCRIPTS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                              June 30       December 31
                                                                                1996            1995
                                                                          --------------  --------------

(IN THOUSANDS, EXCEPT SHARE DATA)
Assets
Current assets:
   Cash and cash equivalents .............................................   $   9,490    $  11,506
   Short term investments ................................................      53,441         --
   Receivables, less allowance for doubtful
      accounts of $1,886 and $2,274 respectively
         Unrelated Parties ...............................................     130,145      108,525
         Related Parties .................................................      11,485        8,447
   Inventories ...........................................................      19,481       13,853
   Deferred taxes and prepaid expenses ...................................       1,911        2,084
                                                                             ---------    ---------
      Total current assets ...............................................     225,953      144,415
Property and equipment, less accumulated depreciation and amortization ...      19,630       16,912
Other assets, net ........................................................      14,123        2,761
                                                                             ---------    ---------

      Total assets .......................................................   $ 259,706    $ 164,088
                                                                             =========    =========

Liabilities and Stockholders' Equity Current liabilities:
   Claims payable ........................................................   $  75,331    $  60,915
   Accounts payable ......................................................      11,984       12,963
   Accrued expenses ......................................................      16,477       11,884
                                                                             ---------    ---------
      Total current liabilities ..........................................     103,792       85,762
                                                                             ---------    ---------
   Deferred rents and taxes ..............................................       1,114          947
                                                                             ---------    ---------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
   Class A Common Stock, $.01 par value, 30,000,000 shares authorized,
      8,956,000 and 4,539,000 shares issued and outstanding, respectively           89           45
   Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
      7,510,000 and 10,500,000 shares issued and outstanding, respectively          75          105
  Additional paid-in capital .............................................      98,614       33,158
  Foreign currency translation adjustments ...............................         (32)        --
   Retained earnings .....................................................      56,054       44,071
                                                                             ---------    ---------
      Total stockholders' equity .........................................     154,800       77,379
                                                                             =========    =========
      Total liabilities and stockholders' equity .........................   $ 259,706    $ 164,088
                                                                             =========    =========

       See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                              Three Months Ended                   Six Months Ended
                                                                    June 30                              June 30
                                                      ----------------------------------------------------------------------------
                                                           1996               1995                1996                1995
                                                      --------------      ---------------------------------     ------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues                                               $184,724           $135,154            $353,113               $253,184
                                                      --------------      -------------      --------------     ------------------
Cost and expenses:
   Cost of revenues                                         162,797            118,540             311,782                220,760
   Selling, general & administrative                         12,255              9,386              22,642                 18,369
                                                      --------------      -------------
                                                                                             --------------     ------------------
                                                            175,052            127,926             334,424                239,129
                                                      --------------      -------------
                                                                                             --------------     ------------------
Operating income                                              9,672              7,228              18,689                 14,055
                                                      --------------      -------------      --------------     ------------------
Other income (expense):
   Interest income                                              905                196               1,140                    365
   Interest expense                                            (13)               (34)                (26)                   (69)
                                                      --------------      -------------      --------------     ------------------
                                                                892                162               1,114                    296
                                                      --------------      -------------
                                                                                             --------------     ------------------
Income before income taxes                                   10,564              7,390              19,803                 14,351
Provision for income taxes                                    4,161              2,864               7,820                  5,560
                                                      --------------      -------------
                                                                                             ==============     ==================
Net income                                                   $6,403             $4,526             $11,983                 $8,791
                                                      ==============      =============      ==============     ==================

Primary earnings per share                                    $0.39              $0.30               $0.75                  $0.58
                                                      ==============      =============      ==============     ==================

Weighted average number of common
   shares outstanding during the period                      16,569             15,228              16,026                 15,235
                                                      ==============      =============      ==============     ==================

         See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                           Numbers of Shares                          Amount
                      -----------------------     -----------------------------------------------------------------------
                                                                                                 Foreign
                      Class A       Class B        Class A        Class B        Additional      currency
                       Common        Common        Common          Common        paid-in      translation      Retained
                       Stock         Stock          Stock          Stock         capital      adjustments      Earnings
                      ---------     ---------     ----------     -----------    ----------    ------------    -----------
(IN THOUSANDS)
Balance at               4,539        10,500            $45            $105       $33,158              $0        $44,071
December 31, 1995

Net income for            ----          ----           ----            ----          ----            ----         11,983
six months ended
June 30, 1996

Foreign currency          ----          ----           ----            ----          ----            (32)           ----
translation
adjustments

Tax benefit               ----          ----           ----            ----           496            ----           ----
relating to
employee stock
options

Exercise of                 50          ----           ----            ----         1,129            ----           ----
stock options

Conversion from          2,990       (2,990)             30            (30)          ----            ----           ----
Class B
 to Class A

Stock offering           1,150          ----             12            ----        52,583            ----           ----

Issuance of                227          ----              2            ----        11,248            ----           ----
common stock to
Premier
                      ---------     ---------     ----------     -----------    ----------    ------------    -----------

Balance at June          8,956         7,510            $89             $75       $98,614           ($32)        $56,054
30, 1996
                      =========     =========     ==========     ===========    ==========    ============    ===========

         See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30
                                                                             ----------------------------------------
                                                                                    1996                  1995
                                                                             -------------------    -----------------
(IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                                           $11,983               $8,791

   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                    2,974                2,044
         Tax benefit relating to employee stock options                                     496                 ----
   Changes in operating assets and liabilities:
         Receivables                                                                   (24,658)             (17,904)
         Inventories                                                                    (5,628)              (2,662)
         Prepaids expenses and other assets                                               (344)                  177
         Claims payable                                                                  14,416               15,236
         Accounts payable and accrued expenses                                            3,781                (367)
                                                                             -------------------    -----------------
Net cash provided by operating activities                                                 3,020                5,315
                                                                             -------------------    -----------------
Cash flows from investing activities:
   Short term investments                                                              (53,441)                 ----
   Purchases of property and equipment                                                  (5,287)              (4,010)
                                                                             -------------------    -----------------
Net cash (used in) investing activities                                                (58,728)              (4,010)
                                                                             -------------------    -----------------
Cash flows from financing activities:
   Proceeds from stock offerings                                                         52,595                 ----
   Exercise of stock options                                                              1,129                  357
                                                                             -------------------    -----------------
Net cash provided by financing activities                                                53,724                  357
                                                                             -------------------    -----------------
Effect of foreign currency translation adjustments                                         (32)                 ----
                                                                             -------------------    -----------------
Net increase (decrease) in cash and cash equivalents                                    (2,016)                1,662

Cash and cash equivalents at beginning of period                                         11,506                5,742
                                                                             -------------------    -----------------
Cash and cash equivalents at end of period                                               $9,490               $7,404
                                                                             ===================    =================

       See accompanying notes to consolidated financial statements.

EXPRESS SCRIPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Consolidated Balance Sheet at June 30, 1996, the Consolidated Statement of Operations for the three months ended June 30, 1996, and 1995, and for the six months ended June 30, 1996, and 1995, the Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 1996, and the Consolidated Statement of Cash Flows for the six months ended June 30, 1996, and 1995.

NOTE 2 - PRIMARY EARNINGS PER SHARE

Primary earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents include shares issuable upon the assumed exercise of all stock options having an exercise price less than the average market price of the common stock using the treasury stock method.

NOTE 3 - STOCK OFFERING

In April 1996, the Company completed the issuance of 1,150,000 shares of Class A Common Stock and received net proceeds of $52,595,000 after deducting expenses incurred in connection with the stock offering. The funds will be used for general corporate purposes.

As a part of the stock offering, NYLIFE HealthCare Management, Inc. converted 2,990,000 shares of Class B Common Stock to Class A Common Stock and sold those shares in same stock offering. The Company did not receive any proceeds from the sale of these shares.

NOTE 4 - CONTRACTUAL AGREEMENTS

Effective April 24, 1996 the Company issued 227,273 shares of Class A Common Stock to a group purchasing organization affiliated with Premier, Inc., an alliance of integrated health care systems, in accordance with an agreement dated December 31, 1995. These shares were valued at the fair market value at April 24 of $11,250,000 and will be amortized over the remaining life of the agreement. The shares are unregistered and cannot be traded until they have been registered under the Securities Act of 1933 and any applicable state securities laws, or unless an exemption from such registration is available.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF   OPERATIONS

         INFORMATION INCLUDED OR INCORPORATED BY REFERENCE IN THIS QUARTERLY REPORT ON FORM 10-Q, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") AND RELEASES ISSUED OR STATEMENTS MADE BY THE COMPANY, CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO, HEIGHTENED COMPETITION, INCLUDING INCREASED PRICE COMPETITION IN THE PHARMACY BENEFIT MANAGEMENT MARKET; THE POSSIBLE TERMINATION OF THE COMPANY'S CONTRACTS WITH CERTAIN KEY CLIENTS; CHANGES IN PRICING OR DISCOUNT PRACTICES OF PHARMACEUTICAL MANUFACTURERS; ADVERSE RESULTS IN CERTAIN LITIGATION AND REGULATORY MATTERS; AND THE ADOPTION OF ADVERSE LEGISLATION OR REGULATIONS OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS, AS WELL AS OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE COMMISSION.

COMPANY OVERVIEW

         The Company derives its revenues from the sale of network pharmacy services through its nationwide networks of retail pharmacies and from the sale of pharmaceuticals by its mail pharmacies and infusion therapy pharmacies to members of health benefit plans sponsored by the Company's clients. Net revenue of the Company includes the ingredient cost of pharmaceuticals dispensed by the mail pharmacies and pharmacies in the networks, except where the Company's mail service pharmacies dispense pharmaceuticals supplied by the Company's clients, or where the Company merely administers contracts for the client's pharmacy network. In these situations, the Company records only dispensing and administrative fees as net revenue. The Company's vision care program derives its revenues from administrative fees and from the sale of eyeglasses and contact lenses to members. The Company also derives revenue from medical information management services, including disease management support services and provider profiling services.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenue and the percentage change in the dollar amounts of such financial data for the three months ended June 30, 1996 compared to 1995, and the six months ended June 30, 1996 compared to 1995.

                                                        PERCENTAGE OF NET REVENUES                         PERCENTAGE INCREASE

                                           Three Months Ended               Six Months Ended           Three Months      Six Months
                                                 June 30                        June 30                June 30, 1996   June 30, 1996

                                           1996           1995             1996            1995          Over 1995       Over 1995
                                       -------------   ------------    -------------    ------------    ------------    ------------
Net revenues:
   Unrelated clients                         80.0%           80.4%           80.1%            79.4%           36.0%           40.6%
   Related clients*                          20.0            19.6            19.9             20.6            39.6%           35.0%
                                       --------------  ------------    -------------    ------------

 Total net revenues                         100.0%          100.0%          100.0%           100.0%           36.7%           39.5%
                                       =============   ============    =============    ============

Costs and expenses:
   Cost of revenues                          88.1%           87.7%           88.3%            87.2%           37.3%           41.2%
   Selling, general & administrative          6.6             6.9             6.4              7.2            30.6%           23.3%
                                       -------------   ------------    -------------    -------------
                                             94.7            94.6            94.7             94.4            36.8%           39.9%
                                       -------------   ------------    -------------    -------------

Operating income                              5.3%            5.4%            5.3%             5.6%           33.8%           33.0%

Other income, net                             0.5%            0.1%            0.3%             0.1%          450. 6%         276.4%

Income before taxes                           5.8             5.5             5.6              5.7            42.9%           38.0%
Provision for income taxes                    2.3             2.2             2.2              2.2            45.3%           40.6%
                                       -------------   ------------    -------------    -------------
Net income                                    3.5%            3.3%            3.4%             3.5%           41.5%           36.3%
                                       =============   ============    =============    =============

*Related clients consist of NYLCare Health Plans, Inc. ("NYLCare") and New York Life Insurance Company.

SECOND QUARTER ENDED JUNE 30, 1996, COMPARED TO 1995

         NET REVENUES. Net revenues for the second quarter of 1996 increased $49,570,000, or 36.7%, compared to the second quarter of 1995. Net revenues from the Company's claims processing services and mail pharmacy services increased 35.6% in 1996, compared to 1995. The primary reason for this increase was a $33,349,000, or 37.2%, increase in revenues from pharmacy claims processed reflecting a 33.2% increase in the number of claims processed, and a 3.1% increase in average revenue per claim compared to 1995. Revenue from the Company's mail pharmacy services increased $13,041,000, or 32.0%, reflecting a 21.7% increase in the number of prescriptions dispensed, and an 8.5% increase in the average revenue per prescription dispensed. The increase in average revenue per claim and per prescription dispensed is primarily due to increases in the ingredient costs of drugs for customers utilizing the Company's pharmacy networks and mail pharmacy services, partially offset by lower pricing offered by the Company due to continued competitive pressures.

         The increase in the number of claims processed and the number of mail service pharmacy prescriptions dispensed reflects a 20.0% increase in the average number of members served from approximately 7.5 million members served during the second quarter of 1995 to an average of almost 9.0 million members served during the second quarter of 1996. The percentage increase in claims processing revenue continues to exceed the percentage increase in mail service revenues, as the price difference between mail pharmacy prescriptions and network pharmacy prescriptions decreases. Net revenues from the Company's vision and infusion therapy services increased 56.2%, compared to 1995, primarily as a result of the growth in the number of members who receive these services.

         COST OF REVENUES. Cost of revenues for the second quarter of 1996 increased $44,257,000, or 37.3%, compared to the second quarter of 1995. The percentage increase in cost of revenues was 0.6 percentage points greater than the increase in revenues, thus gross profit margins decreased. The main reason for the percentage increase in the cost of revenues was the lower mail pharmacy gross margins as a result of competitive pressures. For claims processing services, the cost of revenue as a percentage of net revenues increased slightly. The increase in the cost of revenues for mail order and claims processing were both partially offset by economies of scale in direct processing costs and by an increase as a percentage of net revenues in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs. The cost of revenue for vision and infusion therapy services increased 48.8%, principally due to the cost of providing services to new members.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $2,869,000, or 30.6%, for the second quarter of 1996, compared to 1995. The primary reason for the increase was the additional expenditures incurred to market the Company's products and services, together with increases in expenses for additional clinical programs to enhance management of the pharmacy benefit. The Company is continuing its commitment to expand its capability to provide for future growth and enhance the level of service for its members. However, in spite of the increase, selling, general and administrative expenses as a percent of net revenues decreased from 6.9% in the second quarter of 1995 to 6.6% in the comparable quarter of 1996 reflecting overall economies of scale in this area.

         OTHER INCOME, NET. Other income, net was $892,000 for the second quarter of 1996 compared to $162,000 for 1995, partially as a result of higher interest rates but primarily due to higher invested cash balances in 1996, principally from the proceeds of the stock offering completed in April 1996. In addition, the Company had no borrowings in the second quarter of 1996, and consequently, there was no interest expense related to any borrowings in 1996, in contrast to the second quarter of 1995.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended June 30, 1996, was $4,161,000, compared to $2,864,000 in the prior year. The effective tax rate was 39.4% in 1996 compared to 38.8% for 1995.

         NET INCOME. As a result of the foregoing, net income for the second quarter ended June 30, 1996, increased $1,877,000, or 41.5%, compared to 1995.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO 1995

         NET REVENUES. Net revenues increased $99,929,000, or 39.5%, for the six months ended June 30, 1996 compared to the prior period. Net revenues from the Company's claims processing services and mail pharmacy services increased 38.7% in 1996, compared to 1995. The primary reason for this increase was a $67,296,000, or 40.7%, increase in revenues from pharmacy claims processed reflecting a 37.9% increase in the number of claims processed, and a 2.0% increase in average revenue per claim compared to 1995. Revenue from the Company's mail pharmacy services increased $26,974,000, or 34.5%, reflecting a 25.4% increase in the number of prescriptions dispensed, and a 7.2% increase in the average revenue per prescription dispensed. The increase in average revenue per claim and per prescription dispensed is primarily due to increases in drug costs for customers utilizing the Company's pharmacy networks and mail pharmacy services, partially offset by lower prices resulting from continued competitive pressures. Net revenues from the Company's vision and infusion therapy services increased 50.1%, compared to 1995, primarily as a result of the growth in the number of members who receive those services.

         COST OF REVENUES. For the six months ended June 30, 1996, the cost of revenues increased $91,022,000, or 41.2%, compared to the prior period. The percentage increase in cost of revenues was 1.7 percentage points greater than the increase in net revenues, thus gross profit percentage decreased. As with the second quarter of 1996, the main reason for the percentage increase in the year to date cost of revenues was the lower mail pharmacy gross margins as a result of competitive pressures. For claims processing services, the cost of revenue as a percentage of net revenues increased slightly. The increase in cost of revenue for mail pharmacy and claims processing were both partially offset by economies of scale in direct processing costs and by an increase in the fees received from drug manufacturers as a percentage of net revenues in connection with the Company's drug purchasing and formulary management programs. The cost of revenue for vision and infusion therapy services increased 52.1%, principally due to costs related to the continued expansion of vision and infusion therapy service operations.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $4,273,000, or 23.3%, for the first six months of 1996 compared to 1995. The primary reason for the increase was the additional expenditures incurred to market the Company's products and services, together with increases in expenses for information systems and additional clinical programs to enhance management of the pharmacy benefit. The Company is continuing its commitment to expand its capability to provide for future growth and enhance the level of service for its members. However, in spite of these increases, selling, general and administrative expenses as a percent of net revenues decreased from 7.3% in the first six months of 1995 to 6.4% in the comparable period of 1996 reflecting overall economies of scale in this area.

         OTHER INCOME, NET. Other income, net was $1,114,000 for the first six months of 1996 compared to $296,000 for 1995, partially as a result of higher interest rates but primarily due to higher invested cash balances in 1996, principally from the proceeds of the stock offering completed in April 1996. In addition, the Company had no borrowings in the first half of 1996, and consequently, there was no interest expense related to any borrowings in 1996, in contrast to the first six months of 1995.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 1996, was $7,820,000 compared to $5,560,000 in the prior year. The effective tax rate was 39.5% in 1996 compared to 38.7% for 1995.

         NET INCOME. As a result of the foregoing, net income for the six months ended June 30, 1996, increased $3,192,000, or 36.3%, compared to 1995.

         LIQUIDITY AND CAPITAL RESOURCES. The Company added approximately 1.1 million lives during the first six months of 1996, reaching a total of almost
9.2 million members utilizing the Company's services at June 30, 1996. As in the past, the growth in new members served during the first six months resulted in a significant growth in receivables. In the first six months of 1996, receivables increased $24,658,000. This increase was primarily financed by an increase in current liabilities of $18,030,000. Management expects to continue to fund a substantial portion of its future anticipated capital expenditures and net increases in non-cash working capital with operating cash flow, and will also have available bank loans and the proceeds from the sale of shares of the Company's Class A Common Stock by the Company in a public offering during the second quarter of 1996.

         The Company maintains a $25 million line of credit with the Mercantile Bank of St. Louis, N.A. ("Mercantile") which the Company has extended to May 29, 1997. The Company also has a $25 million one-year line of credit with the First National Bank of Chicago expiring October 31, 1996, with the same terms and conditions as the existing line with Mercantile. At June 30, 1996, there were no borrowings outstanding on either of these lines of credit.

         The Company has reviewed and currently intends to review potential acquisitions and affiliation opportunities. The Company believes that available cash resources including the proceeds of the offering of the Company's common stock referred to below, bank financings and the issuance of additional common stock would be used to finance such acquisitions or affiliations.
There can be no assurance the Company will make an acquisition or affiliation in 1996.

         OTHER MATTERS. In April 1996, the Company issued 1,150,000 shares of Class A Common Stock and received net proceeds of $52,595,000 after deducting expenses of the stock offering. The funds will be used for general corporate purposes. As part of the stock offering, NYLIFE HealthCare Management, Inc. converted 2,990,000 shares of Class B Common Stock to Class A Common Stock and sold those shares. The Company did not receive any proceeds from the sale of these shares.

         Effective April 24, 1996, the Company issued 227,273 shares of Class A Common Stock valued at the fair market value on that date of $11,250,000 to a group purchasing organization affiliated with Premier, Inc., an alliance of integrated health care systems in accordance with the agreement between the parties. The value of this stock is being amortized over the remaining term of the agreement with Premier.

         In June, the Company announced it had entered into a strategic eyecare management alliance with Omega Health Systems' wholly-owned subsidiary, the Eye Health Network ("EHN"). By working together, EHN and the Company intend to provide integrated eyecare delivery systems, to unify routine vision care, eyeware, optical laboratory medical/surgical eyecare, outpatient opthalmological surgical facilities and disease management services. Under the terms of the agreement, EHN and the Company will jointly market eyecare networks and other managed eyecare services to managed care organizations and other third party payors. The Company has formed a separate subsidiary, PhyNet, Inc., to manage the joint vision care benefit by providing sophisticated management information systems, disease state management and provider profiling services. The alliance will initially cover approximately 2 million of the 3 million combined eyecare lives under contract with the Company and EHN and provide service through networks comprising a combined total of more than 4,000 opthalmologists and 13,000 optometrists.

         On August 5, 1996, PacifiCare Health Systems, Inc. ("PacifiCare") announced that it had entered into an agreement to acquire FHP International, Inc. ("FHP"). Currently, the Company has a contract with FHP to provide pharmacy benefit services to FHP's 1.9 million members through December 31, 1997.
While FHP is the Company's largest single client in terms of membership, its contribution to the Company's net revenues is less than 2% due to the fact that the Company only records the fees related to administering FHP's network prescriptions and dispensing mail pharmacy prescriptions. While the earnings attributable to the Company's contract with FHP are presently material to reported financial results, its contribution to earnings is substantially less than the relationship to membership. The Company does not provide pharmacy benefit management ("PBM") services to PacifiCare.

         The Company has received notice from New York Life Insurance Company ("New York Life") that New York Life will exercise its option to renegotiate pricing under its agreement with the Company whereby the Company provides non-exclusive pharmacy benefit management services to certain group indemnity policyholders of New York Life and certain contract holders whose health benefit plans provide indemnity style benefits for which New York Life provides administrative services only. The option to renegotiate pricing is a mutual, annual option. The current term of the agreement expires on December 31, 1999, subject to certain early termination rights of both parties relating to the inability of the parties to agree in connection with the option to renegotiate pricing. In connection with the renegotiation, New York Life and its subsidiary, NYLCare Health Plans, Inc. ("NYLCare") have indicated a desire to expand their relationship with the Company on their indemnity business and health maintenance organization ("HMO") business to include a potential expansion of the medical information management and other services offered by the Company. The renegotiation should not adversely affect the Company's agreement with NYLCare relating to pricing for the HMO's owned or managed by NYLCare.

         IMPACT OF INFLATION. Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenue and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not adversely affected the Company.

- -------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
- -------------------------------------------------------------------------------
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The annual meeting of stockholders was held on May 22, 1996.

         (b) The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified:

                              Bernard N. Del Bello
                               Lee M. Gammill, Jr.
                             Richard M. Kernan, Jr.
                               Richard A. Norling
                              Frederick J. Sievert
                               Stephen N. Steinig
                                Seymour Sternberg
                                 Barrett A. Toan
                                Howard L. Waltman
                                 Norman Zachary

         (c)      The stockholder vote for each director was as follows:

                                                     Votes            Votes
                                                    Cast For        Withheld
                                                 ------------     -----------

                     Bernard N. Del Bello        108,891,944          58,785
                     Lee M. Gammill, Jr.         108,153,816         796,913
                     Richard M. Kernan, Jr.      108,889,544          61,185
                     Richard A. Norling          108,892,294          58,435
                     Frederick J. Sievert        108,889,244          61,485
                     Stephen N. Steinig          108,889,244          61,485
                     Seymour Sternberg           108,892,394          58,335
                     Barrett A. Toan             108,891,944          58,785
                     Howard L. Waltman           108,889,544          61,185
                     Norman Zachary              108,890,851          59,878


                  The stockholders also voted to:

                  (1) Ratify the appointment of Price Waterhouse as the Company's independent accountants for the Company's current fiscal year (109,268,684 affirmative votes; 1,631 negative votes; 4,128 abstention votes);


                  (2) Approve the First Amendment to the Company's Amended and Restated 1992 Stock Option Plan for Outside Directors (109,029,263 affirmative votes; 206,856 negative votes; 12,747 abstention votes).
Item 6.  EXHIBITS

                  See Index to Exhibits on page 18.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EXPRESS SCRIPTS, INC.
                                  (Registrant)


Date:    August __, 1996           By:     BARRETT A. TOAN
                                         -------------------
                                           Barrett A. Toan, President and
                                           Chief Executive Officer

Date:    August __, 1996           By:      KURT D. BLUMENTHAL
                                         ----------------------
                                            Kurt D. Blumenthal, Vice
                                            President and Acting Chief
                                            Financial Officer

                                INDEX TO EXHIBITS


Exhibit
NUMBER          EXHIBIT

3.1 Certificate of Incorporation, incorporated by reference to Exhibit No. 3.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the "Registration Statement").

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, incorporated by reference to Exhibit No. 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

3.3 Second Amended and Restated By-Laws, incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.1 Third Amendment to Revolving Loan Agreement made as of May 29, 1996, by and between the Company and Mercantile Bank of St. Louis National Association.

10.2 Release of Guaranty of NYLIFE HealthCare Management, Inc., Guarantor of the Company's Obligations under its Lease with Riverport, Inc. and Douglas Development Company, dated May 8, 1996.

10.3 Release of Guaranty of NYLIFE HealthCare Management, Inc., Guarantor of the Company's Obligations under its Lease with Kenneth H. Dart, Trustee of Trust B of Dart Family Revocable Estate Trust, dated June 21, 1996.

10.4 * First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 9, 1996 (File No. 0-20199).

27.1 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)

 *Management contract or compensatory plan or arrangement.