Form 10-Q
period 1996-09-30
EXPRESS SCRIPTS INC
filed 1996-11-12
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
   -------------.

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Common stock outstanding as of October 31, 1996:     7,510,000  Shares Class B
                                                     8,957,030  Shares Class A

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

Part II           Other Information

                  Item 1.  Legal Proceedings - (Not Applicable)
                  Item 2.  Changes in Securities - (Not Applicable)
                  Item 3.  Defaults Upon Senior Securities -
                           (Not Applicable)
                  Item 4.  Submission of Matters to a Vote of
                           Security Holders (Not Applicable)
                  Item 5.  Other Materially Important Events -
                           (Not Applicable)
                  Item 6.  Exhibits and Reports on Form 8-K              16

Signatures                                                               17

Index to Exhibits                                                        18

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                              EXPRESS SCRIPTS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                            September 30  December 31

                                                                                                   1996       1995
                                                                                               --------   --------
(IN THOUSANDS, EXCEPT SHARE DATA)


Assets
Current assets:
   Cash and cash equivalents ...............................................................   $  7,601   $ 11,506
   Short term investments ..................................................................     53,831       --
   Receivables, less allowance for doubtful
      accounts of $1,853 and $2,274 respectively
         Unrelated Parties .................................................................    138,963    108,525
         Related Parties ...................................................................     19,403      8,447
   Inventories .............................................................................     21,951     13,853
   Deferred taxes and prepaid expenses .....................................................      2,102      2,084
                                                                                               --------   --------
      Total current assets .................................................................    243,851    144,415
Property and equipment, less accumulated depreciation and amortization .....................     20,817     16,912
Other assets ...............................................................................     13,894      2,761
                                                                                               --------   --------

      Total assets .........................................................................   $278,562   $164,088
                                                                                               ========   ========


Liabilities and Stockholders' Equity Current liabilities:
   Claims payable ..........................................................................   $ 83,558   $ 60,915
   Accounts payable ........................................................................     12,714     12,963
   Accrued expenses ........................................................................     18,962     11,884
                                                                                               --------   --------
      Total current liabilities ............................................................    115,234     85,762
                                                                                               --------   --------
   Deferred rents and taxes ................................................................      1,459        947
                                                                                               --------   --------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
   Class A Common Stock, $.01 par value, 30,000,000 shares authorized,
      8,957,000 and 4,539,000 shares issued and outstanding, respectively ..................         90         45
   Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
      7,510,000 and 10,500,000 shares issued and outstanding, respectively .................         75        105
  Additional paid-in capital ...............................................................     98,632     33,158
  Foreign currency translation adjustments .................................................          4       --
   Retained earnings .......................................................................     63,068     44,071
                                                                                               --------   --------
      Total stockholders' equity ...........................................................    161,869     77,379
                                                                                               ========   ========
      Total liabilities and stockholders' equity ...........................................   $278,562   $164,088
                                                                                               ========   ========

           See accompanying notes to consolidated financial statements

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                                 September 30                          September 30
                                                      ----------------------------------------------------------------------------
                                                           1996               1995                1996                1995
                                                      --------------      -------------      --------------     ------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues                                               $194,324           $138,518            $547,437               $391,702
                                                      --------------      -------------      --------------     ------------------
Cost and expenses:
   Cost of revenues                                         172,316            121,955             484,098                342,715
   Selling, general & administrative                         11,668              9,199              34,310                 27,568
                                                      --------------      -------------      --------------     -----------------

                                                            183,984            131,154             518,408                370,283
                                                      --------------      -------------      --------------     -----------------

Operating income                                             10,340              7,364              29,029                 21,419
                                                      --------------      -------------      --------------     ------------------
Other income (expense):
   Interest income                                            1,117                230               2,256                    595
   Interest expense                                            (13)                (6)                (38)                   (75)
                                                      --------------      -------------      --------------     ------------------
                                                              1,104                224               2,218                    520
                                                      --------------      -------------      --------------     ------------------
Income before income taxes                                   11,444              7,588              31,247                 21,939
Provision for income taxes                                    4,430              2,756              12,250                  8,316
                                                      --------------      -------------      --------------     ------------------
Net income                                                   $7,014             $4,832             $18,997                $13,623
                                                      ==============      =============      ==============     ==================

Primary earnings per share                                    $0.42              $0.31               $1.17                  $0.89
                                                      ==============      =============      ==============     ==================

Weighted average number of common
   shares outstanding during the period                      16,739             15,291              16,263                 15,254
                                                      ==============      =============      ==============     ==================

         See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)



                             Numbers of Shares                          Amount
                          -----------------------    ---------------------------------------------------------------------------
                                                                                                       Foreign
                           Class A       Class B       Class A        Class B         Additional      currency
                            Common        Common       Common         Common          paid-in       translation      Retained
                            Stock         Stock         Stock          Stock          capital       adjustments      Earnings
                          -----------    ---------    ----------     ----------     ------------    -----------     ------------

(IN THOUSANDS)
Balance at December            4,539       10,500           $45           $105          $33,158             $0          $44,071
31, 1995

Net income for nine             ----         ----          ----           ----             ----           ----           18,997
months ended
September 30, 1996

Foreign currency                ----         ----          ----           ----             ----              4             ----
translation
adjustments

Tax benefit relating            ----         ----          ----           ----              510           ----             ----
to employee stock
options

Exercise of stock                 51         ----             1           ----            1,136           ----             ----
options

Conversion from                2,990      (2,990)            30           (30)             ----           ----             ----
Class B
 to Class A

Stock offering                 1,150         ----            12           ----           52,580           ----             ----

Issuance of common               227         ----             2           ----           11,248           ----             ----
stock to Premier
                          -----------    ---------    ----------     ----------     ------------    -----------     ------------

Balance at September           8,957        7,510           $90            $75          $98,632             $4          $63,068
30, 1996
                          ===========    =========    ==========     ==========     ============    ===========     ============


         See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                                Nine Months Ended
                                                                                                                   September 30
                                                                                                                     --------

                                                                                                                  1996        1995
                                                                                                              --------    --------
(IN THOUSANDS)
Cash flows from operating activities:
   Net income .............................................................................................   $ 18,997    $ 13,623

   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization ....................................................................      4,744       3,148
         Tax benefit relating to employee stock options ...................................................        510       3,083
   Changes in operating assets and liabilities:
         Receivables ......................................................................................    (41,394)    (30,761)
         Inventories ......................................................................................     (8,098)     (5,800)
         Prepaids expenses and other assets ...............................................................       (706)        234
         Claims payable ...................................................................................     22,643      22,371
         Accounts payable and accrued expenses ............................................................      7,341      (2,538)
                                                                                                              --------    --------
Net cash provided by operating activities .................................................................      4,037       3,360
                                                                                                              --------    --------

Cash flows from investing activities:
   Short term investments .................................................................................    (53,831)       --
   Purchases of property and equipment ....................................................................     (7,844)     (6,169)
                                                                                                              --------    --------
Net cash used in investing activities .....................................................................    (61,675)     (6,169)
                                                                                                              --------    --------

Cash flows from financing activities:
   Proceeds from stock offerings ..........................................................................     52,592        --
   Exercise of stock options ..............................................................................      1,137       1,762
                                                                                                              --------    --------
Net cash provided by financing activities .................................................................     53,729       1,762
                                                                                                              --------    --------

Effect of foreign currency translation adjustments ........................................................          4        --
                                                                                                              --------    --------

Net decrease in cash and cash equivalents .................................................................     (3,905)     (1,047)

Cash and cash equivalents at beginning of period ..........................................................     11,506       5,742
                                                                                                              --------    --------

Cash and cash equivalents at end of period ................................................................   $  7,601    $  4,695
                                                                                                              ========    ========

       See accompanying notes to consolidated financial statements.

EXPRESS SCRIPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Consolidated Balance Sheet at September 30, 1996, the Consolidated Statement of Operations for the three months ended September 30, 1996, and 1995, and for the nine months ended September 30, 1996, and 1995, the Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1996, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1996, and 1995.

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

NOTE 3 - STOCK OFFERING

     In April 1996, the Company completed the issuance of 1,150,000 shares of Class A Common Stock and received net proceeds of $52,592,000 after deducting expenses incurred in connection with the stock offering. The funds will be used for general corporate purposes.

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

NOTE 5 - REPURCHASE PROGRAM

     On October 25, 1996, the Company announced that its Board of Directors had approved an open-market stock repurchase program authorizing the Company to repurchase up to 850,000 shares of its Class A Common Stock. No limit was placed on the duration of the program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") AND RELEASES ISSUED OR STATEMENTS MADE BY THE COMPANY, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS, THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO, HEIGHTENED COMPETITION, INCLUDING INCREASED PRICE COMPETITION IN THE PHARMACY BENEFIT MANAGEMENT MARKET; THE POSSIBLE TERMINATION OF THE COMPANY'S CONTRACTS WITH CERTAIN KEY CLIENTS; CHANGES IN PRICING, DISCOUNT OR REBATE PRACTICES OF PHARMACEUTICAL MANUFACTURERS; ADVERSE RESULTS IN CERTAIN LITIGATION AND REGULATORY MATTERS; AND THE ADOPTION OF ADVERSE LEGISLATION OR REGULATIONS OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS, AS WELL AS OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE COMMISSION. IN CONNECTION WITH ANY FORWARD-LOOKING STATEMENT RELATING TO FUTURE MEMBERSHIP LEVELS, FACTORS THAT COULD AFFECT ACTUAL RESULTS INCLUDE THE ABILITY OF THE COMPANY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS; COMPETITION IN THE BIDDING AND PROPOSAL PROCESS; AND RELATED MATTERS.

COMPANY OVERVIEW

     The Company's pharmacy benefit management operation derives its revenues from the sale of network pharmacy services through its nationwide networks of retail pharmacies and from the sale of pharmaceuticals by its mail pharmacies and its infusion therapy pharmacies to members of health benefit plans sponsored by the Company's clients. Net revenue of the Company includes the ingredient cost of pharmaceuticals dispensed by the mail pharmacies and pharmacies in the networks, except where the Company's mail service pharmacies dispense pharmaceuticals supplied by the Company's clients, or where the Company merely administers contracts for the client's pharmacy network. In the case of these exceptions, the Company records only dispensing and administrative fees as net revenue. The Company's vision care program derives its revenues from administrative fees and from the sale of eyeglasses and contact lenses to members. The Company also derives revenue from nursing services in connection with its infusion therapy business and from medical information management services, including disease management support services and provider profiling services.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenue and the percentage change in the dollar amounts of such financial data for the three months ended September 30, 1996 compared to 1995, and the nine months ended September 30, 1996 compared to 1995.


                                                        PERCENTAGE OF NET REVENUES                         PERCENTAGE INCREASE

                                          Three Months Ended                 Nine Months Ended            Three Months  Nine Months
                                             September 30                      September 30             September 30,  September 30,
                                                                                                            1996           1996
                                           1996            1995             1996            1995         Over 1995       Over 1995
                                       -------------    ------------    -------------    ------------   -------------  -------------
Net revenues:
   Unrelated clients                         79.6%            80.8%           79.9%            79.9%         38.3%         39.8%
   Related clients*                          20.4%            19.2%           20.1%            20.1%         48.7%         39.7%
                                                        ------------    -------------    ------------
                                       =============
 Total net revenues                         100.0%           100.0%          100.0%           100.0%         40.3%         39.8%
                                       =============    ============    =============    ============

Costs and expenses:
   Cost of revenues                          88.7%            88.1%           88.4%            87.5%         41.3%         41.3%
   Selling, general & administrative          6.0%             6.6%            6.3%             7.0%         26.8%         24.5%
                                       -------------    ------------    -------------    -------------
                                             94.7%            94.7%           94.7%            94.5%         40.3%         40.0%
                                       -------------    ------------    -------------    -------------

Operating income                              5.3%             5.3%            5.3%             5.5%         40.4%         35.5%

Other income, net                             0.6%             0.2%            0.4%             0.1%        392.9%        326.5%

Income before taxes                           5.9%             5.5%            5.7%             5.6%         50.8%         42.4%
Provision for income taxes                    2.3%             2.0%            2.2%             2.1%         60.7%         47.3%
                                       -------------    ------------    -------------    -------------
Net income                                    3.6%             3.5%            3.5%             3.5%         45.2%         39.4%
                                       =============    ============    =============    =============

* Related clients consist of NYLCare Health Plans, Inc. ("NYLCare") and New York Life Insurance Company.

THIRD QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO 1995

     NET REVENUES. Net revenues for the third quarter of 1996 increased $55,806,000, or 40.3%, compared to the third quarter of 1995. Net revenues from the Company's claims processing services and mail pharmacy services increased 40.2% in 1996, compared to 1995. The primary reason for this increase was a $37,478,000, or 40.7%, increase in revenues from pharmacy claims processed, reflecting a 31.1% increase in the number of claims processed and a 7.4% increase in average revenue per claim compared to 1995. Revenue from the Company's mail pharmacy services increased $15,864,000, or 39.1%, reflecting a 28.9% increase in the number of prescriptions dispensed and a 7.9% increase in the average revenue per prescription dispensed. The increase in average revenue per claim and per prescription dispensed is primarily due to increases in the ingredient costs of drugs for customers utilizing the Company's pharmacy networks and mail pharmacy services, partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     The increase in the number of claims processed and the number of mail service pharmacy prescriptions dispensed reflects a 17.5% increase in the average number of members served, from approximately 8.0 million members served during the third quarter of 1995 to an average of 9.4 million members served during the third quarter of 1996. In computing current membership totals, the Company has omitted members of non-funded plans (in which the member pays 100% of the discounted drug price) due to generally lower levels of utilization in such plans. The Company believes that this provides a better correlation between membership, utilization and revenue. Of the 8.0 million members served during the third quarter of 1995, approximately 500,000 were members of certain non-funded plans. Membership in funded plans administered by the Company increased 25% over the comparable quarter of 1995. The percentage increase in claims processing revenue continues to exceed the percentage increase in mail service revenue, as the price difference between mail pharmacy prescriptions and network pharmacy prescriptions decreases. Net revenues from the Company's vision and infusion therapy services increased 36.4%, compared to 1995, primarily as a result of the growth in the number of members who receive these services.

     COST OF REVENUES. Cost of revenues for the third quarter of 1996 increased $50,361,000, or 41.3%, compared to the third quarter of 1995. The percentage increase in cost of revenues was 1.0 percentage point greater than the increase in revenues, thus gross profit margins decreased. The main reason for the percentage increase in the cost of revenues was the lower gross margins in both claims processing services and mail pharmacy services as a result of competitive pressures. The increase in the cost of revenues for mail order and claims processing were both partially offset by economies of scale in direct processing costs and by an increase as a percentage of net revenues in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs. The cost of revenues for vision and infusion therapy services increased 40.6%, principally due to the cost of providing services to new members.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $2,469,000, or 26.8%, for the third quarter of 1996, compared to 1995. The primary reasons for the increase were the additional expenditures incurred to administer the increased volume of business, both in the U.S. and Canada, and additional expenditures to market the Company's products and services, as well as increases in expenses for additional technology development and clinical programs (including Practice Patterns Science, "PPS") to enhance management of the pharmacy benefit. The Company is continuing its commitment to expand its capability to provide for future growth and enhance the level of service for its members. However, in spite of the increase, selling, general and administrative expenses, as a percentage of net revenues, decreased from 6.6% in the third quarter of 1995 to 6.0% in the comparable quarter of 1996 reflecting overall economies of scale in this area as a result of continued growth in the Company's operations and an effort on the part of management to control expenses.

     OTHER INCOME, NET. Other income, net was $1,104,000 for the third quarter of 1996 compared to $224,000 for 1995, partially as a result of higher interest rates but primarily due to higher invested cash balances in 1996 which resulted principally from the proceeds of the stock offering completed in April 1996.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended September 30, 1996, was $4,430,000, compared to $2,756,000 in the prior year. The effective tax rate was 38.7% in 1996 compared to 36.3% for 1995.

     NET INCOME. As a result of the foregoing, net income for the third quarter ended September 30, 1996, increased $2,182,000, or 45.2%, compared to 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO 1995

     NET REVENUES. Net revenues increased $155,735,000, or 39.8%, for the nine months ended September 30, 1996 compared to the prior period. Net revenues from the Company's claims processing services and mail pharmacy services increased 39.2% in 1996, compared to 1995. The primary reason for this increase was a $104,774,000, or 40.7%, increase in revenues from pharmacy claims processed, reflecting a 35.6% increase in the number of claims processed and a 3.8% increase in average revenue per claim compared to 1995. Revenue from the Company's mail pharmacy services increased $42,838,000, or 36.1%, reflecting a 28.3% increase in the number of prescriptions dispensed, and a 6.1% increase in the average revenue per prescription dispensed. The increase in average revenue per claim and per prescription dispensed is primarily due to increases in drug costs for customers utilizing the Company's pharmacy networks and mail pharmacy services, partially offset by lower pricing in response to continued competitive pressures. Net revenues from the Company's vision and infusion therapy services increased 44.8%, compared to 1995, primarily as a result of the growth in the number of members who receive those services.

     COST OF REVENUES. For the nine months ended September 30, 1996, the cost of revenues increased $141,383,000, or 41.3%, compared to the prior period. The percentage increase in cost of revenues was 1.5 percentage points greater than the increase in net revenues, thus gross profit percentage decreased. As with the third quarter of 1996, the main reason for the percentage increase in the year to date cost of revenues was the lower mail pharmacy gross margins as a result of competitive pressures. For claims processing services, the cost of revenue as a percentage of net revenues increased slightly. The increase in cost of revenues for mail pharmacy and claims processing were both partially offset by economies of scale in direct processing costs and by an increase in the fees received from drug manufacturers as a percentage of net revenues in connection with the Company's drug purchasing and formulary management programs. The cost of revenues for vision and infusion therapy services increased 50.9%, principally due to costs related to the continued expansion of vision and infusion therapy service operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $6,742,000, or 24.5%, for the first nine months of 1996 compared to 1995. The primary reasons for the increase were the additional expenditures incurred to administer the increased volume of business, both in the U.S. and Canada, and additional expenditures to market the Company's products and services, as well as increases in expenses for information systems and additional clinical programs, including PPS, to enhance management of the pharmacy benefit. The Company is continuing its commitment to expand its capability to provide for future growth and enhance the level of service for its members. However, in spite of these increases, selling, general and administrative expenses, as a percentage of net revenues, decreased from 7.0% in the first nine months of 1995 to 6.3% in the comparable period of 1996 reflecting overall economies of scale in this area as a result of continued growth in the Company's operations and an effort on the part of management to control expenses.

     OTHER INCOME, NET. Other income, net was $2,218,000 for the first nine months of 1996 compared to $520,000 for 1995, partially as a result of higher interest rates but primarily due to higher invested cash balances in 1996, principally from the proceeds of the stock offering completed in April 1996. In addition, the Company had no borrowings in the first nine months of 1996, and consequently, there was no interest expense related to any borrowings in 1996, in contrast to the first nine months of 1995.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 1996, was $12,250,000 compared to $8,316,000 in the prior year. The effective tax rate was 39.2% in 1996 compared to 37.9% for 1995.

     NET INCOME. As a result of the foregoing, net income for the nine months ended September 30, 1996, increased $5,374,000, or 39.4%, compared to 1995.

     LIQUIDITY AND CAPITAL RESOURCES. The Company added approximately 1.3 million lives during the first nine months of 1996, reaching a total of 9.5 million members utilizing the Company's services at September 30, 1996. As in the past, the growth in new members served during the first nine months resulted in a significant growth in receivables. In the first nine months of 1996, receivables increased $41,394,000. This increase was primarily financed by an increase in current liabilities of $29,472,000. Management expects to continue to fund a substantial portion of its future anticipated capital expenditures and net increases in non-cash working capital with operating cash flow, and will also have available bank loans and the proceeds from the sale of shares of the Company's Class A Common Stock by the Company in a public offering during the second quarter of 1996.

     The Company maintains a $25 million line of credit with the Mercantile Bank of St. Louis, N.A. ("Mercantile") which the Company has extended to May 29, 1997. The Company also has a $25 million one-year line of credit with The First National Bank of Chicago expiring October 30, 1997, with substantially the same terms and conditions as the existing line with Mercantile. At September 30, 1996, there were no borrowings outstanding on either of these lines of credit.

     The Company has reviewed and currently intends to continue to review potential acquisitions and affiliation opportunities. The Company believes that available cash resources, including the proceeds of the offering of the Company's common stock referred to below, bank financings and the issuance of additional common stock would be used to finance such acquisitions or affiliations. There can be no assurance the Company will make an acquisition or affiliation in 1996.

     OTHER MATTERS. In April 1996, the Company issued 1,150,000 shares of Class A Common Stock and received net proceeds of $52,592,000 after deducting expenses of the stock offering. The funds will be used for general corporate purposes. As part of the stock offering, NYLIFE HealthCare Management, Inc. converted 2,990,000 shares of Class B Common Stock to Class A Common Stock and sold those shares. The Company did not receive any proceeds from the sale of the Class B shares.

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

     On July 2, 1996, the Company formed a new subsidiary, Express Scripts Vision Corporation ("ESVC"), which, along with ESVC's PhyNet, Inc. subsidiary, comprise the Company's eyecare management operations.

     On August 5, 1996, PacifiCare Health Systems, Inc. ("PacifiCare") announced that it had entered into an agreement to acquire FHP International, Inc. ("FHP"). Currently, the Company has a contract with FHP to provide pharmacy benefit services to FHP's 1.9 million members through December 31, 1997. While FHP is the Company's largest single client in terms of membership, its contribution to the Company's net revenues is less than 2% due to the fact that the Company only records the fees related to administering FHP's network prescriptions and dispensing mail pharmacy prescriptions. While the earnings attributable to the Company's contract with FHP are presently material to reported financial results, its contribution to earnings is substantially less than the relationship to membership. The Company does not provide pharmacy benefit management services to PacifiCare.

     The Company has received notice from New York Life Insurance Company ("New York Life") that New York Life will exercise its option to renegotiate pricing under its agreement with the Company whereby the Company provides non-exclusive pharmacy benefit management services to certain group indemnity policyholders of New York Life and certain contract holders whose health benefit plans provide indemnity style benefits for which New York Life provides administrative services only. The option to renegotiate pricing is a mutual, annual option. The current term of the agreement expires on December 31, 1999, subject to certain early termination rights of both parties relating to the inability of the parties to agree in connection with the option to renegotiate pricing. In connection with the renegotiation, New York Life and its subsidiary, NYLCare Health Plans, Inc. ("NYLCare"), have indicated a desire to expand their relationship with the Company on their indemnity business and health maintenance organization ("HMO") business to include a potential expansion of the medical information management and other services offered by the Company. The renegotiation should not adversely affect the Company's agreement with NYLCare relating to pricing for the HMOs owned or managed by NYLCare.

     Two of the Company's HMO clients, representing approximately 500,000 members, have informed the Company that they will not be renewing their contracts with the Company on January 1, 1997. The Company expects this loss to be more than offset by new members anticipated to be receiving services by January 1, 1997.

     On October 25, 1996, the Company announced that its Board of Directors had approved an open-market stock repurchase program, authorizing the Company to repurchase up to 850,000 shares of its Class A Common Stock. No limit was placed on the duration of the program. Purchases will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions.

     IMPACT OF INFLATION. Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenue and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not adversely affected the Company.

                           PART II. OTHER INFORMATION


Item 6            EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)      EXHIBITS.        See Index to Exhibits on page 18.

                  (b)      REPORTS ON FORM 8-K.               None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EXPRESS SCRIPTS, INC.
                                  (Registrant)


Date:    November 12, 1996         By:      /S/BARRETT A. TOAN
                                            -------------------
                                            Barrett A. Toan, President and
                                            Chief Executive Officer

Date:    November 12, 1996         By:      /S/KURT D. BLUMENTHAL
                                            ----------------------
                                            Kurt D. Blumenthal, Vice
                                            President and Acting Chief
                                            Financial Officer

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

3.3 Second Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.1 Earth City Industrial Office/Warehouse Lease Agreement dated as of August 19, 1996, by and between the Company and Louis Siegfried Corporation.

10.2 Amendment No. 1 to Revolving Loan Agreement dated as of October 31, 1996, by and between the Company and The First National Bank of Chicago.

27.1 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)