Form 10-K
period 1996-12-31
EXPRESS SCRIPTS INC
filed 1997-03-26
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
    _____________.


                         Commission File Number: 0-20199

                              EXPRESS SCRIPTS, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         43-1420563
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

14000 RIVERPORT DR., MARYLAND HEIGHTS, MISSOURI                     63043
   (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (314) 770-1666

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates as of March 7, 1997, was $307,481,520 based on 8,722,880 such shares held on such date by non-affiliates and the last sale price for the Class A Common Stock on such date of $35.25 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant and NYLIFE HealthCare Management, Inc. are affiliates of the Registrant.

Common stock outstanding as of March 7, 1997:         7,510,000  Shares Class B
                                                      8,978,180  Shares Class A

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference portions of the definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1996.
-------------------------------------------------------------------------------

                                     PART I

                                   THE COMPANY

ITEM 1 - BUSINESS

     INFORMATION INCLUDED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") AND RELEASES ISSUED OR STATEMENTS MADE BY THE COMPANY, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS. SUCH FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO: HEIGHTENED COMPETITION, INCLUDING INCREASED PRICE COMPETITION IN THE PHARMACY BENEFIT MANAGEMENT MARKET; THE POSSIBLE TERMINATION OF THE COMPANY'S CONTRACTS WITH CERTAIN KEY CLIENTS; CHANGES IN PRICING OR DISCOUNT PRACTICES OF PHARMACEUTICAL MANUFACTURERS; THE ABILITY OF THE COMPANY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS; COMPETITION IN THE BIDDING AND PROPOSAL PROCESS; ADVERSE RESULTS IN CERTAIN LITIGATION AND REGULATORY MATTERS; THE ADOPTION OF ADVERSE LEGISLATION OR REGULATIONS OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS, AND OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE COMMISSION.

COMPANY OVERVIEW

     Express Scripts, Inc. ("ESI" or the "Company") is a leading specialty managed care company and one of the largest independent pharmacy benefit managers ("PBMs") in North America, providing a broad range of pharmacy benefit management ("PBM") services to health benefit plan sponsors, with approximately
10.9 million health plan members currently enrolled in ESI's programs. In addition to its PBM services, the Company offers (i) infusion therapy services through its IVTx division ("IVTx"), (ii) managed vision care programs through its Express Scripts Vision Corporation ("ESVC") and PhyNet, Inc. ("PhyNet") subsidiaries, and (iii) medical information management services, which include provider profiling, disease management support services and outcomes assessments, through its Practice Patterns Science, Inc. ("PPS") subsidiary. The Company anticipates that it will begin offering informed decision counseling services under the name "Express Health LineSM" during the second quarter of 1997.

     The Company was incorporated in Missouri in September 1986, and was reincorporated in Delaware in March 1992. The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Each share of the Class B Common Stock is entitled to ten votes, and each share of the Class A Common Stock is entitled to one vote. All of the issued and outstanding shares of the Class B Common Stock are owned by NYLIFE HealthCare Management, Inc. ("NYL HealthCare"), which is an indirect subsidiary of New York Life Insurance Company, a mutual life insurance company organized and existing under the laws of the State of New York ("New York Life"). The Company's principal executive offices are located at 14000 Riverport Drive, Maryland Heights, Missouri 63043, and its telephone number is (314) 770-1666.

PRODUCTS AND SERVICES

PHARMACY BENEFIT MANAGEMENT SERVICES

     The Company's pharmacy benefit management service involves the systematic management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies. The Company offers core and advanced PBM services to its customers in the U.S. and Canada. Core PBM services consist of retail pharmacy network administration; formulary administration; electronic point-of-sale claims processing, drug utilization review ("DUR"); mail pharmacy service; and benefit plan design consultation. Approximately 82% of the members served by the Company have access to prescription drugs both through one of the Company's retail pharmacy networks and through its mail pharmacy facilities, reflecting the Company's emphasis on providing fully integrated pharmacy services. As part of its ongoing commitment to provide cost containment solutions for its clients, the Company also offers advanced PBM services. Advanced PBM services include the development of advanced formulary compliance and therapeutic substitution programs; therapy management services such as prior authorization, therapy guidelines, step therapy protocols, and disease management interventions; and sophisticated management information reporting and analytic services.

     CORE PHARMACY BENEFIT MANAGEMENT SERVICES

     The Company contracts with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans managed by the Company. In the U.S., these pharmacies typically discount the price at which they will provide drugs to members in return for designation as a network pharmacy. The Company manages three nation-wide networks in the U.S. and one nation-wide network in Canada that are responsive to client preferences related to cost containment and convenience of access for members. The Company also manages networks of pharmacies that are under direct contract with its managed care clients or networks that ESI has designed to meet the specific needs of some of its larger clients.

     The Company uses on-line electronic claims processing to provide effective pharmacy benefit management services to its clients. All retail pharmacies in the Company's pharmacy networks communicate with the Company on-line and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified claim data in an industry standard format to the Company which processes the claim and responds to the pharmacy, typically within one or two seconds. The electronic processing of the claim involves confirming the member's eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage, such as the amount of copayments or deductibles the member must pay; performing a concurrent DUR analysis and alerting the pharmacist to possible drug interactions or other indications of inappropriate prescription drug usage; updating the member's prescription drug claim record; and, if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed.

     The Company integrates its pharmacy network benefits with its mail service pharmacy benefits provided to its clients. It operates two mail service pharmacies, one located in Missouri and the other in Arizona, that provide members with convenient access to maintenance medications, and enable the Company and its clients to control drug costs through operating efficiencies and economies of scale. In addition, through its mail service pharmacy, the Company is able to be directly involved with the prescriber and member, and is generally able to achieve a higher level of generic and therapeutic substitutions than can be achieved through the retail pharmacy network, which further reduces the client's costs.

     Core PBM services also involve benefit plan design and consultation services. The Company offers consultation and financial modeling services to assist the customer in selecting a benefit plan design that meets the customer's needs for member satisfaction and cost control. The most common benefit design options offered by the Company are member financial incentives and limitations on the drugs covered by the plan, including drug formularies; copayments, which may be a flat dollar amount or a percentage of the ingredient cost of the drug; deductibles or annual benefit maximum; generic drug substitution incentives; incentives or requirements to use only network pharmacies or to order certain drugs only by mail; and limitations on the number of days supply of a drug that can be obtained. The selected benefit design is entered into the Company's electronic claims processing system, which enforces the plan design as claims are submitted and enables the Company and its clients to monitor the financial performance of the plan.

     During 1996, 67.0% of the Company's net revenues were derived from pharmacy network and claims administration services. During 1995 and 1994, 66.2% and 64.5%, respectively, of the Company's net revenues were derived from pharmacy network and claims administration services. The number of claims processed by the Company through its pharmacy networks has increased from approximately 3.9 million claims in 1991 to approximately 57.8 million claims in 1996. During 1996, 28.7% of the Company's net revenues were derived from mail pharmacy services. During 1995 and 1994, 29.7% and 32.2%, respectively, of the Company's net revenues were derived from mail pharmacy services. The number of mail prescriptions processed by the Company's mail pharmacy service has increased from approximately 0.6 million in 1991, to 2.8 million in 1996.

     ADVANCED PHARMACY BENEFIT MANAGEMENT SERVICES

     The Company provides advanced PBM services to its clients which involve the application of clinical expertise and sophisticated management information systems to manage the pharmacy benefit. An important PBM service provided by the Company is the enhancement of formulary compliance. Formularies are lists of drugs for which coverage is provided under the applicable plan; they are widely used in managed healthcare plans and, increasingly, by other healthcare risk managers. The Company administers a number of different formularies for its clients that often identify preferred drugs whose use is encouraged or required through various benefit design features. Historically, many clients have selected a plan design which includes an open formulary in which all drugs are covered by the plan and preferred drugs, if any, are merely recommended. More advanced formularies consist of restricted formularies, in which various financial or other disincentives exist to the selection of non-preferred drugs, or closed formularies, in which benefits are available only for drugs listed on the formulary. Formulary preferences can be encouraged by restricting the formulary through plan design features such as tiered copayments, which require the member to pay a higher amount for a nonpreferred drug; through prescriber education programs, in which the Company or the managed care client actively seek to educate the prescribers about the formulary preferences; and through the Company's ExpressPreferenceSM drug therapy management program, which actively promotes therapeutic and generic interchanges to reduce drug costs. The Company also offers ExpressTherapeuticsSM, an innovative proprietary DUR and case management clinical intervention program, to assist clients in managing compliance with the prescribed drug therapy and inappropriate prescribing practices.

     ESI's National Pharmacy and Therapeutics Committee (the "Committee"), composed of physicians and pharmacists, evaluates drugs to determine whether it is clinically appropriate to give formulary preference to one drug over another. If clinical appropriateness is established to the Committee's satisfaction, the Committee also considers the cost-effectiveness of drugs in the same therapy class. Once a client adopts a formulary, the Company administers the formulary through the electronic claims processing system, which alerts the pharmacist if the prescriber has not prescribed the preferred drug. The pharmacist can then contact the prescriber to attempt to obtain the prescriber's consent to switch the prescription to the preferred product.

     Through the development of increasingly sophisticated management information and reporting systems, the Company manages the prescription drug benefit more effectively. The Company has developed an on-line prescription drug decision support tool called RxWorkbenchTM that enables the Company or the client to analyze prescription drug data to identify cost trends and budget for expected drug costs, to assess the financial impact of plan design changes and to identify costly utilization patterns. These systems permit a medically sophisticated user, such as a clinical pharmacist employed by a health maintenance organization ("HMO"), to analyze prescription drug data on-line.

     The Company's electronic claims processing system also enables it to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can be used to alert the pharmacist to generic and therapeutic substitution opportunities and formulary compliance issues, or to administer prior authorization and step-therapy protocol programs at the time a claim is submitted for processing. The Company's claims processing system also creates a database of drug utilization information that can be accessed on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit.

     The Company is developing disease management programs to assist health plans in managing the total healthcare costs associated with certain diseases, such as diabetes and asthma, for which pharmaceutical therapy is a principal treatment regimen. These programs may entail offering telephone counseling services and mailing information about the disease to affected members. Additionally, the programs may include periodic reminders to encourage compliance with the therapy. High risk or noncompliant members can be identified and contacted for individual counseling, and physicians can be encouraged to follow the health plan's specified therapy protocol for treating the disease. Programs that promote compliance with the drug regimen can both reduce complications from the underlying disease and manage the severity of the disease so that more expensive drugs or medical procedures can be avoided, thus helping to manage the total healthcare cost of the disease. Additional components of these programs include member surveys, treatment guidelines for physicians and educational newsletters.

PRACTICE PATTERNS SCIENCE, INC.

     The success of the Company's disease management programs will continue to depend, in part, on the development of sophisticated information systems that can identify members for participation in such programs and then measure the results of the program. PPS, the Company's medical information management subsidiary, offers provider profiling, disease management support services, and outcomes assessments, and has developed proprietary software to process and sort medical claim, prescription drug claim, and clinical laboratory data to produce comprehensive information about treatment of patients that can be used by managed care organizations and other companies involved in disease management programs (including pharmaceutical manufacturers and medical care providers) to treat a particular disease in a cost effective manner. By linking together all services provided to a particular member to treat a particular medical condition and comparing such data to data in PPS's normative data bases, PPS can assess the effectiveness of treatment and calculate the total costs of that treatment.

     Clients of PPS, including the Company, will use the information PPS develops to monitor the effectiveness of disease management programs and compute and manage total healthcare costs, including prescription drug costs, for health plan sponsors. The information can also be used to analyze the practice patterns of healthcare providers and develop empirically-based "best practice" protocols, which recommend a treatment regimen for specific diseases.

OTHER SERVICES

     In addition to pharmacy benefit management and medical information management services, the Company also provides infusion therapy services, vision care services and informed decision counseling services. Net revenues to the Company from infusion therapy and managed vision care services represented approximately $30.5 million in 1996, $21.7 million in 1995, and $12.9 million in 1994.

     OUTPATIENT INFUSION THERAPY SERVICES

     Infusion therapy services involve the administration of prescription drugs and other products to a patient by catheter, feeding tube or intravenously. IVTx's clients benefit from outpatient infusion therapy services because the length of hospital stays can be reduced. Rather than receiving infusion therapy in a hospital, IVTx can provide infusion therapy services to patients at home, in a physician's office or in a free-standing center operated by a managed care organization or other entity. IVTx provides antimicrobial, cardiovascular, hematologic, nutritional, analgesic, chemotherapeutic, hydration, endocrine, respiratory and AIDS management treatments to patients. IVTx typically prepares the treatments in one of its infusion therapy pharmacies, which are usually licensed independently of the Company's mail services pharmacies, depending on the applicable state law. The treatments are either administered under the supervision of IVTx's staff of registered nurses or licensed vocational nurses who are employed at one of the IVTx sites or, in areas where IVTx does not have a facility, it contracts for services of registered nurses employed or otherwise retained by nursing agencies, who administer the treatment. IVTx may also contract with physicians to provide medical director services to its sites, and contract for pharmacy services for patients who live in outlying areas. IVTx's clients consist of managed care organizations, third-party administrators, insurance companies, case management companies, unions and self-insured employers.

     The Company has facilities supporting its infusion therapy operations in Houston, Texas; Dallas, Texas; Columbia, Maryland; Maryland Heights, Missouri; Northvale, New Jersey; Tempe, Arizona and West Chester, Pennsylvania. IVTx's DUR system maintains patient profiles, documents doses and supplies dispensed, and screens for drug interactions, incompatibilities and allergies for patients receiving infusion therapy services.

     VISION CARE SERVICES

     The Company offers a managed vision care program through a network of approximately 5,500 vision care providers, consisting primarily of optometrists and a smaller number of ophthalmologists. Several providers offer service at multiple locations, thereby allowing members to access the Company's vision care product at approximately 7,500 locations in 49 states. The providers have agreed to provide, at specific rates, a routine vision examination and eyewear (including contact lenses), to members of the Company's managed vision care plans. In addition to administering the network, the Company grinds and edges lenses and assembles eyeglasses, and distributes eyeglasses and contact lens from its vision lab located in Earth City, Missouri, near the Company's headquarters. The Company is continuing to develop, pursuant to an agreement with Ciba Vision Ophthalmics(R) U.S., ophthalmologic disease management programs to be offered to plan sponsors.

     The Company generally sends its eyeglasses and contact lenses directly to the local optometrist after fabrication. The quality of eyewear fabricated at the Company's optical lab meets or exceeds the standard for prescription eyewear set by the Food and Drug Administration according to the American National Standards Institute's policy for prescription tolerance. The Company manages vision care benefits through its management information system which maintains member eligibility information, verifies covered benefits and charges plan participants in accordance with the provisions of the applicable vision plan. Additionally, the system is used to bill clients and provides reports to help clients manage the optical benefit.

     INFORMED DECISION COUNSELING

     The Company anticipates that it will begin offering healthcare decision counseling services through its Express Health LineSM service during the second quarter of 1997. Specifically, this service will allow a member to call a toll-free telephone number and discuss a healthcare matter with a care counselor who utilizes on-line decision support protocols and other guidelines to provide information to the member to allow the member to make an informed decision in seeking appropriate treatment. Records of each call will also be maintained on-line for future reference. The service will be available 24 hours per day, 365 days per year. Multilingual capabilities and service for the hearing impaired will also be available. The counselors will provide follow-up service to members to determine if their situation was resolved or if the counselor may provide additional assistance. Member satisfaction and outcome assessment will be tracked by the use of member surveys, a quality assurance plan and system reports.

SUPPLIERS

     The Company maintains an extensive inventory in its mail pharmacies of brand and generic pharmaceuticals. If a pharmaceutical is not in its inventory, the Company can generally obtain it from a supplier within one to two business days. The Company purchases its pharmaceuticals either directly from manufacturers or through wholesalers. During 1996, approximately 79% of the Company's pharmaceutical purchases were through one wholesaler, most of which were brand name pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. The Company believes that alternative sources of supply for both generic and brand name pharmaceuticals are readily available.

CLIENTS

     The Company is a major provider of PBM services to the managed care industry, including several large U.S. HMOs. Some of the Company's largest managed care clients include FHP, Inc. ("FHP"), NYLCare Health Plans, Inc. ("NYLCare") (formerly Sanus Corp. Health Systems) and Coventry Corporation ("Coventry"). As of January 1, 1997, approximately 51% of the members receiving ESI's PBM services are members of HMOs. The Company also markets its PBM services through preferred provider organizations ("PPOs"), group purchasing organizations ("GPOs"), health insurers, third-party administrators of health plans ("TPAs"), employers and union-sponsored benefit plans.

     The Company has entered into strategic alliances with a number of its clients. In October 1992 the Company entered into a series of agreements with FHP, which is an operator of HMOs located principally in the western United States, and its affiliated HMOs. FHP received 200,000 shares of Class A Common Stock in the Company as an advance discount at the time it entered into a contract making the Company the exclusive provider of PBM services to FHP for an initial term of five years. FHP has the option to renew the agreement for an additional five years. If FHP renews the agreement for a second five-year term, the Company will issue as an advance discount a ten-year warrant to purchase an additional 300,000 shares of Class A Common Stock, exercisable at 90% of market value at the time of renewal. January, 1997 membership in FHP plans (including affiliated Take Care plans) exceeds 2.0 million members, making FHP the Company's largest customer in terms of membership, but its contribution to the Company's net revenues is less than 2% due to the fact that the Company only records the fees related to administering FHP's network prescriptions and dispensing mail pharmacy prescriptions. As previously disclosed, PacifiCare Health Systems, Inc. ("PacifiCare") publicly announced in August, 1996, that it had reached an agreement to acquire FHP. The transaction was consummated in February, 1997, and the Company is continuing to monitor what effect such a transaction may have on its future relationship with this client.

     In 1994 the Company entered into a strategic alliance with Coventry Corporation ("Coventry"), an operator of HMOs located in Pennsylvania, Tennessee, Mississippi, and Missouri. Coventry received 25,000 shares of Class A Common Stock at the time it entered into an exclusive three-year agreement for PBM services that commenced January 1, 1995. If Coventry renews the agreement for a second three-year term, the Company will issue as an advance discount a ten-year warrant to purchase an additional 25,000 shares of the Company's Class A Common Stock, exercisable at 90% of the market value at the time of renewal. If the renewal period is for five years, the warrant will be for 58,000 shares.

     On December 31, 1995, the Company entered into a series of agreements with American HealthCare Systems Purchasing Partners, L.P. (now known as Premier Purchasing Partners, L.P.; the "Partnership"), a healthcare group purchasing organization affiliated with APS Healthcare, Inc. (now known as Premier, Inc.; "Premier"). Premier is the largest voluntary healthcare alliance in the U.S., formed as a result of the mergers in late 1995 of three predecessor alliances, American HealthCare Systems, Premier Health Alliance and SunHealth Alliance. The Premier alliance includes more than 240 integrated healthcare systems that own or operate approximately 750 hospitals and are affiliated with another 1,080 hospitals. Among other things, the agreements designate the Company as Premier's exclusive preferred provider of outpatient PBM services to shareholders of Premier and their affiliated healthcare entities, plans and facilities which participate in the Partnership's purchasing programs. The term of the agreement is ten years, subject to early termination by the Partnership at five years, upon payment of an early termination fee to the Company. Premier is required to promote the Company as the preferred provider. An individual Premier member or affiliated managed care plan is not required to enter into an agreement with the Company, but if it does so, the term of the agreement is for five years.

     As a result of the number of Premier plan members that receive PBM services from the Company and the outcome of certain joint drug purchasing initiatives, the Company issued 227,273 shares of its Class A Common Stock to the Partnership in May, 1996. The Partnership could also become entitled to receive up to an additional 2,250,000 million shares, depending on the number of members in Premier-affiliated managed care plans that contract for the Company's PBM services. If the Partnership earns stock totaling over 5% of the Company's total voting stock, it is entitled to have its designee nominated for election to the Board. Under the terms of the agreements with the Partnership, the Company now provides service to a number of Premier affiliates.

     In January 1996, the Company acquired the pharmacy claim processing business of Eclipse Claims Services, Inc., one of the largest processors of prescription drug claims in Canada. In connection with this acquisition, the Company entered into five-year exclusive contracts to provide PBM services in Canada to both Prudential Insurance Company of America's Canadian Operations ("Prudential") and Aetna Life Insurance Company of Canada ("Aetna"). In addition, the Company also entered into a ten-year strategic alliance with The Manufacturers Life Insurance Company ("Manulife"), the largest provider of group health insurance policies in Canada, pursuant to which the Company is the exclusive provider of PBM services to Manulife. As a result of this alliance, Manulife can earn up to approximately 237,000 shares of Class A Common Stock, depending on its achievement of certain pharmacy claim volumes from 1996 to 2000. If Manulife does not terminate the agreement in either year 6 or year 10 of the agreement on each such occasion it will receive a warrant to purchase up to 118,000 shares of Class A Common Stock exercisable at 85% of the then-market value of such shares. The actual number of shares entitled to be purchased will depend upon claims volume in such years.

     The Company's pharmacy benefit management business continues to progress in Canada, with the Company reaching an agreement with London Life Insurance Company ("London Life") whereby the Company will be the exclusive provider of PBM services to London Life, who previously acquired the assets of Prudential. In addition, the Company continues to provide PBM services in Canada to Crown Life Insurance Company.

     The Company also provides pharmacy benefit management services, managed vision care services and infusion therapy services to HMOs owned or managed by NYLCare, which is an indirect subsidiary of New York Life. The Company also provides pharmacy benefit management services to insurance plans administered by New York Life pursuant to an agreement between the Company and New York Life. New York Life has recently reorganized and transferred all of its group life and health insurance business, along with this agreement, to NYLCare. Of the Company's net revenues from pharmacy benefit management services in 1996, 18.1% was for services provided to members of HMOs owned or managed by NYLCare or insurance policies underwritten or administered by New York Life. Of the Company's net revenues for managed vision care and infusion therapy services, 58.5% was for services provided to members of HMOs owned or managed by NYLCare.

COMPANY OPERATIONS

     SALES AND MARKETING; CLIENT SERVICE. The Company markets its pharmacy benefit management services in the United States through an internal staff of national marketing representatives and sales personnel and through independent regional marketing representatives located in certain cities across the United States. These marketing representatives are supported by a staff of client service representatives located in the Company's Missouri and Arizona facilities. The Company's sales and marketing personnel and client service representatives are organized by type of business served (i.e., managed care group, commercial client group, etc.). Marketing in Canada is conducted by marketing representatives located in Mississaugua, Ontario, who are assisted by Company personnel based in the U.S. Each of the Company's U.S. facilities contains a mail service pharmacy, client service, member service and pharmacy help desk capabilities, and full electronic pharmacy claim processing capabilities, including pharmacy payment capabilities. At its Canadian facility, the Company has client services and pharmacy help desk capabilities. IVTx, PPS and ESVC also employ their own sales and marketing and client service personnel to take advantage of individual market opportunities.

     MEMBER SERVICES. The Company believes that client satisfaction is dependent on member satisfaction. Members can call the Company toll-free, six days a week, to obtain information about their prescription drug plan. The Company employs member service representatives who are trained to respond to member inquiries.

     PROVIDER RELATIONS. The Company's Provider Relations group is responsible for contracting and administering the Company's networks of over 48,000 retail pharmacies. To participate in the Company's pharmacy networks, pharmacists are periodically required to represent to the Company that their applicable state licensing requirements are being maintained and that they are in good standing. Pharmacies can contact the Company's pharmacy help desks toll-free, 24 hours every day, for information and assistance in filling prescriptions for members. The Company's Provider Relations group also audits pharmacies in the pharmacy networks to determine compliance with the terms of the contract with the Company or its clients.

     CLINICAL SUPPORT. The Company's Science Department employs a physician, clinical pharmacists and financial analysts who provide technical support for the Company's advanced PBM services. These staff members assist in providing high level clinical pharmacy services such as formulary development, drug information programs, clinical interventions with physicians, development of drug therapy guidelines and the evaluation of drugs for inclusion in clinically sound therapeutic switching programs. The Science Department also analyzes and prepares reports on clinical pharmacy data for clients and conducts specific data analyses to evaluate the cost-effectiveness of certain drug therapies.

     MANAGEMENT INFORMATION SYSTEMS. The Company's Management Information Systems department supports the Company's pharmacy claims processing system and other management information systems essential to the Company's operations. Because uninterrupted point-of-sale electronic pharmacy claims processing is a significant operational requirement for the Company, the claims processing systems located in the Company's Missouri and Arizona facilities are designed to be redundant, enabling the Company to do substantially all claims processing in one facility if the other facility is unable to process claims. The Company has substantial capacity for growth in its claims processing facilities.

COMPETITION

     The Company believes that the primary competitive factors in each of its businesses are price, quality of service and breadth of available services. The Company also believes that its larger PBM competitors offer all core and advanced pharmacy benefit management services, and that most of the Company's smaller competitors offer only core PBM services and some, but not all, advanced PBM services. The Company considers its principal competitive advantages to be independence from drug manufacturer ownership, strong managed care customer base which supports the development of advanced PBM services, and commitment to providing flexible and distinctive service to its customers.

     There are a large number of companies offering PBM services in the U.S. Most of these companies are smaller than the Company and offer their services on a local or regional basis. As a full service, national pharmacy benefit manager, the Company competes with a number of larger, national companies, including Merck Medco Managed Care, Inc. (a subsidiary of Merck & Co., Inc.), Caremark International Inc. (a subsidiary of MedPartners, Inc.), PCS, Inc. (a subsidiary of Eli Lilly & Company), Value Health, Inc. (which announced in January, 1997 that it would be acquired by Columbia/HCA Healthcare Corporation), and Diversified Pharmaceutical Services, Inc. (a subsidiary of SmithKline Beecham), as well as numerous insurance and Blue Cross/Blue Shield plans, certain HMOs and retail drug chains which have their own pharmacy benefit management capabilities. Many of these other companies have greater financial and marketing resources than the Company.

     Consolidation  is  a  critical  factor  in  the   pharmaceutical   industry
generally. Merger and acquisition activity in the manufacturing segment has resulted in significant movements in market share. Competitors that are owned by manufacturers may have pricing advantages that are unavailable to the Company and other independent PBMs.

     With respect to its vision care plans, the Company competes primarily against Vision Service Plan, a California not-for-profit corporation, and certain other plans that provide optical services on a discounted basis and a large number of regional and local providers. With respect to infusion therapy services, the Company competes with a number of large national companies as well as with local providers.

GOVERNMENT REGULATION

     Various aspects of the Company's businesses are governed by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for the Company. The Company believes that it is in substantial compliance with all existing legal requirements material to the operation of its businesses.

     PHARMACY BENEFIT MANAGEMENT REGULATION GENERALLY. Certain federal and related state laws and regulations affect or may affect aspects of the Company's pharmacy benefit management business. Among these are the following:

     FDA REGULATION. The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In October 1995 the FDA held hearings to determine whether and to what extent the activities of pharmacy benefit management companies should be subject to FDA regulation. At this hearing, FDA officials expressed concern about the efforts of pharmacy benefit managers
(PBMs) that are owned by drug manufacturers to engage in therapeutic switching programs and about the criteria used by such PBMs that govern the inclusion and exclusion of particular drugs in formularies. Various parties, including the Company, have submitted written comments to the FDA regarding the basis for FDA regulation of PBM activities. It is the Company's position that, while the FDA may have jurisdiction to regulate PBMs that are owned by drug manufacturers, the prescription drug benefit programs developed and implemented by independent PBMs do not constitute the distribution of materials that promote particular drugs "on behalf of" any pharmaceutical manufacturers, and therefore, these programs are not subject to FDA regulation. The FDA has not published any proposed rules to date on the regulation of PBMs, and there can be no assurance that the FDA will not seek to regulate certain aspects of the Company's pharmacy benefit management business.

     ANTI-REMUNERATION LAWS. Medicare and Medicaid law prohibits among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of Medicare or Medicaid beneficiaries or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid, or other federally-funded state healthcare programs. Several states also have similar laws which are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs.

     The federal statute has been interpreted broadly by courts, the Office of Inspector General (OIG) within the Department of Health and Human Services
(HHS), and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain "safe harbors" from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, and certain properly disclosed payments made by vendors to group purchasing organizations. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

     To the Company's knowledge, these anti-remuneration laws have not been applied to prohibit PBMs from receiving amounts from drug manufacturers in connection with drug purchasing and formulary management programs, to therapeutic substitution programs conducted by independent PBMs, or to the contractual relationships such as those the Company has with certain of its customers. The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations, and the Company believes that there are material differences between drug-switching programs that have been challenged under these laws and the programs offered by the Company to its customers. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect upon the Company.

     ERISA REGULATION. The Employee Retirement Income Security Act of 1974 ("ERISA") regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which the Company has agreements to provide PBM services. The Company believes that the conduct of its business is not subject to the fiduciary obligations of ERISA, but there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of the Company's operations.

     PROPOSED CHANGES IN CANADIAN HEALTHCARE SYSTEM. In Canada, the provincial health plans provide universal coverage for basic healthcare services, but prescription drug coverage under the government plans is provided only for the elderly and the indigent. A proposal has recently been made by a Federal government healthcare task force to include coverage for prescription drugs under the provincial health insurance plans, which report was endorsed by the Federal government's Health Minister. This report is advisory in nature, and is not binding upon the Federal or provincial governments. The Company is unable to determine the likelihood of adoption of the proposal at this time.

     Numerous state laws and regulations also affect aspects of the Company's pharmacy benefit management business. Among these are the following:

     CONSUMER PROTECTION LAWS. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. In addition, pursuant to a settlement agreement entered into with seventeen states on October 25, 1995, Merck Medco Managed Care, Inc. ("Medco"), the PBM subsidiary of pharmaceutical manufacturer Merck & Co., agreed to have pharmacists affiliated with Medco mail service pharmacies disclose to physicians and patients the financial relationships between Merck, Medco, and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. The Company believes that its contractual relationships with drug manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements. However, no assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of these laws.

     NETWORK ACCESS LEGISLATION. A majority of states now have some form of legislation affecting the ability of the Company to limit access to a pharmacy provider network or from removing network providers. Such legislation may require the Company or its client to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation); or providing that a provider may not be removed from a network except in compliance with certain procedures ("due process"
legislation). The Company has not been materially affected by these statutes because it maintains a large network of over 48,000 retail pharmacies and will admit any licensed pharmacy that meets the Company's credentialling criteria, involving such matters as adequate insurance coverage, minimum hours of operation, and the absence of disciplinary actions by the relevant state agencies.

     LEGISLATION IMPOSING PLAN DESIGN RESTRICTIONS. Some states have legislation that prohibits the plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice"
legislation). Legislation has been introduced in some states to prohibit therapeutic substitution, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers (HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

     LICENSURE LAWS. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including PPOs, TPAs, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. The Company has registered under such laws in those states in which the Company has concluded, after discussion with the appropriate state agency, that such registration is required.

     LEGISLATION AFFECTING DRUG PRICES. Some states have adopted legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan ("most favored nation" legislation). Such legislation may adversely affect the Company's ability to negotiate discounts in the future from network pharmacies. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has been introduced but not yet enacted in Missouri and Arizona, where the Company's mail service pharmacies are located. Such legislation, if enacted in either state, could adversely affect the Company's ability to negotiate discounts on its purchase of prescription drugs to be dispensed by its mail service pharmacies.

     REGULATION OF FINANCIAL RISK PLANS. Fee-for-service prescription drug plans are not generally subject to financial regulation by the states. However, if the PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. In those cases in which the Company has contracts in which it is materially at risk to provide the pharmacy benefit, the Company believes that it has complied with all applicable laws.

     Many of these state laws may be preempted in whole or in part by ERISA, which provides for comprehensive Federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings, and in any event the Company provides services to certain customers, such as union health and welfare funds and government entities, that are not subject to the preemption provisions of ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations is a significant operational requirement for the Company.

     MAIL PHARMACY REGULATION. The Company's principal mail service pharmacies are located in Missouri and Arizona and the Company is licensed to do business as a pharmacy in each such state. Many of the states into which the Company delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located, although one state also requires that the Company employ a pharmacist licensed in that state. The Company has registered in every state in which, to the Company's knowledge, such registration is required.

     One state has a statute that purports to prohibit residents from obtaining prescription drugs by mail if the mail order business of the company dispensing the drugs represents more than a specified percentage of the company's total volume of pharmacy business. The Company's mail order volume exceeds that percentage. The Company is licensed as a pharmacy in that state, no enforcement action has been taken under the statute against the Company, and to the Company's knowledge, no such enforcement action is contemplated. Approximately 0.8% of the Company's revenues come from mail delivery of prescription drugs into that state. If an enforcement action against the Company were commenced under that statute, the Company would consider all of its alternatives, including challenging the validity of the statute.

     Other statutes and regulations impact the Company's mail service operations. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on the Company's mail service operations. The U.S. Postal Service has exercised such statutory authority only with respect to controlled substances. Alternative means of delivery are available to the Company.

     REGULATION OF MANAGED VISION CARE. The Company's managed vision care program is subject to many of the same or similar state laws and regulations affecting the Company's pharmacy benefit management business. The Company offers its vision care program on a fee-for-service and capitated basis. The Company has determined that it is required to obtain an HMO or equivalent license to offer its vision care program on a capitated basis in several states. Until it obtains such licenses, the Company will offer its vision care program to customers based in such states only on a fee-for-service basis.

     REGULATION OF INFUSION THERAPY SERVICES. The Company's infusion therapy services business is subject to many of the same or similar state laws and regulations affecting the Company's pharmacy management business. In addition, some states require that providers of infusion therapy services be licensed. The Company is licensed as a home health agency and pharmacy in Texas, as a residential service agency and pharmacy in Maryland, and as a pharmacy in New Jersey, Missouri, Arizona and Pennsylvania. The Company is also licensed as a non-resident pharmacy in various states. The Company believes that it is in substantial compliance with such licensing requirements.

     The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a non-profit, private organization, has established written standards for healthcare organizations and home care services, including standards for services provided by home infusion therapy companies. The Company's Maryland Heights, Missouri, Dallas, Texas, Houston, Texas, Columbia, Maryland, Northvale New Jersey and West Chester, Pennsylvania facilities have received JCAHO accreditation. For the Tempe, Arizona facility, the Company elected the JCAHO early survey option and received accreditation, although this accreditation was provisional because the facility did not have six months of operating data at the time of the initial survey. The Company expects the final survey for this facility to be conducted May, 1997. When accredited by JCAHO, the Company can market infusion therapy services to Medicare and Medicaid programs. If the Company expands its home infusion therapy services to other states or to Medicare or Medicaid programs, it may be required to comply with other applicable laws and regulations.

     REGULATION OF INFORMED DECISION COUNSELING SERVICE. The Company's healthcare decision support counseling service is affected by many of the same types of state laws and regulations as the Company's other activities. In addition, all states regulate the practice of medicine and the practice of
nursing.   The  Company  does  not  believe  its  informed  decision  counseling activities constitute either the practice of medicine or the practice of nursing. However, there can be no assurance that a regulatory agency in one or more states may not assert a contrary position, and there is no controlling legal precedent for services of this kind.

     FUTURE REGULATION. The Company is unable to predict accurately what additional Federal or state legislation or regulatory initiatives may be enacted in the future relating to the businesses of the Company or the healthcare industry in general, or what effect any such legislation or regulations might have on the Company. There can be no assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect the Company's business or financial position.

SERVICE MARKS AND TRADEMARKS

     The Company and its subsidiaries have registered the service marks "Express Scripts", "PERx", "ExpressComp", "ExpressReview", "IVTx", "PERxCare" and "PTE" with the United States Patent and Trademark Office. The Company's rights to these marks will continue so long as the Company complies with the usage, renewal filing and other legal requirements relating to the renewal of service marks. The Company is in the process of applying for registration of several other trademarks and service marks. If the Company is unable to obtain any additional registrations, the Company believes there would be no material adverse effect on the Company.

INSURANCE

     The dispensing of pharmaceutical products by the Company's mail service pharmacies, the fabrication and sale of eyewear by the Company, the products and services provided in connection with the Company's infusion therapy programs (including the associated nursing services), and the services rendered in connection with the Company's disease management and informed decision counseling service may subject the Company to litigation and liability for damages. The Company believes that its insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

EMPLOYEES

     As of March 1, 1997, the Company and its subsidiaries employed a total of 1,477 employees in the U.S. and 36 employees in Canada.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The executive officers of the Company and their ages as of March 1, 1997, are as follows:

 NAME                       AGE  POSITION

Howard L. Waltman           64  Chairman of the Board
Barrett A. Toan             49  President, Chief Executive Officer and Director
Stuart L. Bascomb           55  Executive Vice President
Susan M. Barrow, M.D.       42  Senior Vice President and Chief Science Officer
Thomas M. Boudreau          45  Senior Vice President, General Counsel and
                                Secretary
Richard A. Calvert          56  Senior Vice President and Chief Information
                                Systems Officer
David A. Lowenberg          47  Senior Vice President and Director of Site
                                Operations
Kurt D. Blumenthal          52  Vice President of Finance and Acting Chief
                                Financial Officer
Joseph W. Plum              49  Vice President and Chief Accounting Officer

     Mr. Waltman was elected Chairman of the Board of the Company in March 1992. Mr. Waltman has been a director of the Company since its inception in September 1986. From 1983 until September 1992, Mr. Waltman was Chairman of the Board and Chief Executive Officer of Sanus Corp. Health Systems, now known as NYLCare Health Plans, Inc., and a wholly owned subsidiary of New York Life. From September 1992 to December 31, 1995, Mr. Waltman served as the Chairman of the Board of Sanus/NYLCare.

     Mr. Toan was elected Chief Executive Officer in March 1992 and President and a director in October 1990. Mr. Toan has been an executive employee of the Company since May 1989. From January 1985 to May 1989, Mr. Toan served full-time as the Executive Director of Sanus of Missouri, Inc., a subsidiary of NYLCare ("SOMI"). From May 1989 until March 1992, Mr. Toan spent approximately one-half of his time performing services for the Company. He was also Secretary of GenCare Health Systems, Inc., a St. Louis HMO, from May 1989 to March 1992. In March 1992, Mr. Toan resigned as Executive Director of SOMI.

     Mr. Bascomb was elected Executive Vice President of the Company in March 1989, and also served as Chief Financial Officer and Treasurer from March 1992 until May 1996.

     Dr. Barrow was elected Senior Vice President and Chief Science Officer of the Company in June 1995. From January 1995 to June 1995, Dr. Barrow was President of Barrow Biosciences, a healthcare business consulting firm. From May 1994 to January 1995, Dr. Barrow was Executive Director of Medical Research for Syntex Corporation, a pharmaceutical company. From October 1992 to May 1994, Dr. Barrow was the Medical Director of Alza Corporation, a pharmaceutical company. From May 1989 to October 1992, Dr. Barrow served as Head of Therapeutics for SmithKline Beecham, a major pharmaceutical manufacturer.

     Mr. Boudreau was elected Senior Vice President, General Counsel and Secretary of the Company in October 1994. He has served as General Counsel of the Company since June 1994. From September 1984 until June 1994, Mr. Boudreau was a partner in the St. Louis law firm of Husch & Eppenberger.

     Mr. Calvert was elected Senior Vice President and Chief Information Services Officer in October 1994 and Vice President of Operations of the Company in September 1989.

     Mr. Lowenberg was elected Senior Vice President and Director of Site Operations of the Company in October, 1994 and Vice President of the Company in November 1993. Mr. Lowenberg also served as General Manager of the Tempe facility from March 1993 until January 1995. From August 1992 to March 1993, Mr. Lowenberg was President of HealthCare Development Consulting, which provided managed care organization and financial analysis services to private healthcare organizations and government healthcare agencies. From 1985 to 1992, Mr. Lowenberg was Deputy Director of the Arizona Health Care Cost Containment System, the state agency responsible for ensuring quality service and cost containment for Medicaid recipients.

     Mr. Blumenthal was elected Vice President of Finance in May 1995, and has served as Acting Chief Financial Officer since July, 1996. From August 1993 to February 1995, Mr. Blumenthal served as the Chief Financial Officer of President Baking Co. From November 1981 to December 1992, Mr. Blumenthal held several positions at Wetterau, Inc., including Senior Vice President and Chief Financial Officer from and after March 1989.

     Mr. Plum was elected Vice President in October 1994 and has served as Chief Accounting Officer since March 1992 and Corporate Controller since March 1989.

ITEM 2 - PROPERTIES

     The Company operates its U.S. pharmacy benefit management business out of leased facilities located in Maryland Heights, Missouri, and Tempe, Arizona. In addition, the Missouri facility houses the Company's corporate offices. The
Canadian PBM business operates out of leased facilities in Mississaugua, Ontario. The Company's informed decision counseling service and its PPS subsidiary are also operated out of the Company's Missouri site. The Company's vision care business operates out of leased facilities located in Earth City, Missouri, from which it distributes contact lenses, grinds and edges lenses and assembles eyeglasses. The leased facilities supporting the infusion therapy operations are located in Maryland Heights, Missouri, Dallas, Texas; Houston, Texas; Columbia, Maryland; Tempe, Arizona; Northvale, New Jersey and West Chester, Pennsylvania. IVTx's offices are located at the Company's Maryland Heights, Missouri site.

     The Company believes its facilities have been generally well maintained, are in good operating condition and are adequate for the Company's current requirements.

     The Company owns computer systems for both the Missouri and Arizona sites. The Company's software for DUR and other products has been developed internally by the Company or purchased under perpetual, nonexclusive license agreements with third parties. The Company's computer systems at each site are extensively integrated and share common files through a local area network. An uninterruptable power supply and diesel generator allows the Company's computers, telephone systems and mail pharmacy at each site to continue to function during a power outage. To protect against loss of data and extended downtime, the Company stores software and redundant files at both on-site and off-site facilities on a regular basis and has contingency operation plans in place.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is a party to legal and administrative proceedings arising in the ordinary course of its business. The proceedings now pending are not, in the Company's opinion, material either individually or in the aggregate.

     Over 100 separate lawsuits have been filed by retail pharmacies against drug manufacturers and certain pharmacy benefit managers challenging brand drug pricing practices under various state and federal antitrust laws. The suits allege, among other things, that the manufacturers have offered, and certain pharmacy benefit managers have knowingly accepted, discriminatory discounts that violate the Robinson-Patman Act. Certain price-fixing claims under the Sherman Act against the manufacturer defendants were settled, with the manufacturers agreeing not to refuse to pay retrospective discounts to retail pharmacies based on their status as such. The Company is not a party to any of these proceedings. However, if these discounts and rebates are determined to have violated the Robinson-Patman Act, then the availability to the Company of certain discounts, rebates and fees that it presently receives could be adversely affected. No date has been set for trial of these claims, and the Company can give no assurance as to the ultimate outcome.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. The Company's Class A Common Stock has been traded on the Nasdaq National Market ("Nasdaq") tier of The Nasdaq Stock Market under the symbol "ESRX" since June 9, 1992. Prior to that time, there was no public market for the Company's Common Stock. The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated.

                                    Fiscal Year 1996        Fiscal Year 1995
     Class A Common Stock        High         Low          High             Low
     First Quarter             $ 58.00      $ 44.50       $ 37.50        $ 28.00
     Second Quarter              52.00        38.50         38.25          25.00
     Third Quarter               45.00        26.50         44.50          34.00
     Fourth Quarter              39.25        26.50         55.00          38.00

     The Company's Class B Common Stock has no established public trading market, but those shares will automatically convert to Class A Common Stock on a share for share basis upon transfer thereof to any entity other than New York Life Insurance Company or one of its affiliates.

     HOLDERS. As of March 7, 1997, there were 213 stockholders of record of the Company's Class A Common Stock, and 1 holder of record of the Class B Common Stock. The Company estimates there are approximately 6,000 beneficial stockholders of the Class A Common Stock.

     DIVIDENDS. The Board of Directors has not declared any cash dividends on the Company's common stock since the initial public offering. The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future.

     RECENT SALES OF UNREGISTERED SECURITIES

     COVENTRY CORPORATION. On January 1, 1995, the Company issued 25,000 shares of its Class A Common Stock to Coventry as an advance discount with respect to future charges to be assessed against certain health benefit plans owned by Coventry under the pharmaceutical benefit management agreement between the parties. The shares were valued at $27.375 per share, resulting in an aggregate discount of $684,375. No underwriters were involved in the issuance. The issuance was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 and Section 4(2) thereof, based on, among other factors, the single purchaser of the securities, the level of sophistication and financial resources of the purchaser, the type and amount of information available to the purchaser and the market generally, and the lack of any general solicitation or advertising in connection with the sale.

     607486 ALBERTA LTD. On April 1, 1996, the Company issued 2,097 shares of its Class A Common Stock to 607486 Alberta Ltd. ("607486") as partial consideration for certain services performed by 607486 in connection with the Company's acquisition of certain assets of Eclipse Claims Services, Inc. The shares were valued at $47.70 per share, resulting in an aggregate value of $100,000. No underwriters were involved in the issuance. The issuance was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 and
Section 4(2) thereof, based on, among other factors, the single purchaser of the securities, the level of sophistication and financial resources of the purchaser, the type and amount of information available to the purchaser and the market generally, and the lack of any general solicitation or advertising in connection with the sale.

     PREMIER PURCHASING PARTNERS, L.P. In May, 1996, the Company issued 227,273 shares of its Class A Common Stock to the Partnership, which is a group purchasing organization, as an administrative fee to the Partnership in connection with a long-term agreement between the parties whereby the Company will provide pharmaceutical benefit management services to third parties that purchase such services through the Partnership. The number of shares was based on certain benchmarks, notably the achievement of certain joint purchasing goals and the Partnership's obligation to obtain a minimum number of members receiving the Company's pharmaceutical benefit management services under the arrangement between the parties by a certain future date. The shares were valued at $11,250,000. No underwriters were involved in the issuance. The issuance was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 and Section 4(2) thereof, based on, among other factors, the single purchaser of the securities, the level of sophistication and financial resources of the purchaser, the type and amount of information available to the purchaser and the market generally, and the lack of any general solicitation or advertising in connection with the sale.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA

(IN THOUSANDS EXCEPT PER SHARE,                                         Year Ended December 31,
OPERATING AND NON-FINANCIAL DATA)                 1996            1995            1994            1993           1992
-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                               $     773,615    $    544,460    $    384,504    $    264,868   $    125,322
                                          --------------- --------------- --------------- --------------- -------------
Costs and expenses:
    Cost of revenues                             684,882         478,283         338,151         236,398        110,366
    Selling, general and administrative           49,103          37,300          25,882          15,591          7,926
                                          --------------- --------------- --------------- --------------- -------------
                                                 733,985         515,583         364,033         251,989        118,292
                                          --------------- --------------- --------------- --------------- -------------
Operating income                                  39,630          28,877          20,471          12,879          7,030
Other income, net                                  3,450             757             305             165            346
                                          --------------- --------------- --------------- --------------- -------------
Income before income taxes                        43,080          29,634          20,776          13,044          7,376
Provision for income taxes                        16,932          11,307           8,053           4,945          2,753
                                          --------------- --------------- --------------- --------------- -------------
Net income                                 $      26,148    $     18,327    $     12,723    $      8,099   $      4,623
                                          =============== =============== =============== =============== =============
Net income per share                       $        1.60    $       1.20    $       0.84    $       0.55   $       0.36
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total current assets                       $     263,149    $    144,415    $     93,826    $     64,230   $     40,555
Total assets                                     300,425         164,088         108,922          76,144         45,389
Total current liabilities                        134,890          85,762          55,744          37,467         15,376
Working capital                                  128,259          58,653          38,082          26,763         25,179
Stockholders' equity                             164,090          77,379          52,485          38,273         29,690
-----------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Gross margin                                       11.5%           12.2%           12.0%           10.8%          11.9%
Operating margin                                    5.1%            5.3%            5.3%            4.9%           5.6%
Pretax margin                                       5.6%            5.4%            5.4%            5.0%           5.9%
Net margin                                          3.4%            3.3%            3.3%            3.1%           3.7%
Return on assets                                   15.9%           16.8%           16.7%           17.8%          22.8%
Return on equity                                   33.8%           34.9%           33.2%           27.3%         135.2%
-----------------------------------------------------------------------------------------------------------------------
NON-FINANCIAL DATA:
Pharmacy network
    claims processed                          57,838,000      42,871,000      26,323,000      18,296,000      5,349,000
Mail pharmacy
    prescriptions filled                       2,770,000       2,129,000       1,594,000       1,233,000        738,000
Number of pharmacies in
    pharmacy network                              48,300          46,500          36,900          32,900         28,400
Pharmacy benefit
    covered lives                              9,900,000       8,100,000       5,700,000       4,200,000      1,900,000
-----------------------------------------------------------------------------------------------------------------------

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
     The Company principally derives its revenues from the sale of network pharmacy services through its nationwide networks of retail pharmacies and from the sale of pharmaceuticals by its mail pharmacies and infusion therapy pharmacies to members of health benefit plans sponsored by the Company's clients. Net revenue of the Company includes the ingredient cost of pharmaceuticals dispensed by the mail pharmacies and pharmacies in the networks, except where the Company's mail service pharmacies dispense pharmaceuticals supplied by the Company's clients, or where the Company merely administers contracts for the client's pharmacy network. In these situations the Company records only dispensing and administrative fees as net revenue.

     The Company's vision care program derives its revenue from administrative fees and from the sale of eyeglasses and contact lenses to members. The Company also derives revenue from medical information management services, including disease management support services and provider profiling services.

RESULTS OF OPERATIONS
     The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenues and the percentage change in the dollar amounts of such financial data for 1996 compared to 1995 and 1995 compared to 1994.

                                                        Percentage of Net Revenues                 %Increase
                                                          Year Ended December 31,               1996             1995
                                                    1996            1995           1994       Over 1995       Over 1994
                                          -----------------------------------------------------------------------------
Net revenues:
Unrelated clients                                  80.3%           80.2%          78.0%           42.3%           45.7%
Related clients(1)                                 19.7            19.8           22.0            41.2%           27.2%
                                          ----------------------------------------------
Total net revenues                                100.0%          100.0%         100.0%           42.1%           41.6%
                                          ----------------------------------------------
Costs and expenses:
    Cost of revenues                               88.5%           87.8%          88.0%           43.2%           41.4%
    Selling, general & administrative               6.4             6.9            6.7            31.6%           44.1%
                                          ----------------------------------------------
                                                   94.9%           94.7%          94.7%           42.4%           41.6%
                                          ----------------------------------------------
Operating Income                                    5.1%            5.3%           5.3%           37.2%           41.1%
Other income, net                                   0.5%            0.1%           0.1%          355.7%          148.2%
                                          ----------------------------------------------
Income before income taxes                          5.6%            5.4%           5.4%           45.4%           42.6%
Provision for income taxes                          2.2             2.1             2.1           49.7%           40.4%
                                          ----------------------------------------------
Net income                                          3.4%            3.3%           3.3%           42.7%           44.0%

                                        ================================================

(1)Related  clients consist of NYLCare Health Plans,  Inc.  ("NYLCare") and
New York Life Insurance Company. See note 3 to the December 31, 1996 consolidated financial statements for further discussion.


YEAR ENDED DECEMBER 31, 1996, COMPARED TO 1995

     NET REVENUES. Net revenues for 1996 increased $229,155,000, or 42.1%, compared to 1995. Net revenues from the Company's claims processing services and mail pharmacy services increased 41.8% in 1996, compared to 1995. The primary reason for this increase was a $157,609,000, or 43.7%, increase in revenues from pharmacy claims processed reflecting a 34.9% increase in the number of claims processed, and a 6.5% increase in average revenue per claim compared to 1995. Revenue from the Company's mail pharmacy services increased $60,628,000, or 37.5%, reflecting a 30.1% increase in the number of prescriptions dispensed, and a 5.7% increase in the average revenue per prescription dispensed. The increases in average revenue per claim and per prescription dispensed are primarily due to increases in the ingredient costs of drugs for customers utilizing the Company's pharmacy networks and mail pharmacy services, partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     The increase in the number of claims processed and the number of mail service pharmacy prescriptions dispensed reflects a 22.2% increase in the average number of members served from approximately 8.1 million members served at December 31, 1995 to approximately 9.9 million members served at December 31, 1996. The percentage increase in claims processing revenues continues to exceed the percentage increase in mail service revenues, as the price difference between mail pharmacy prescriptions and network pharmacy prescriptions decreases. Management believes this trend will continue in 1997. Net revenues from the Company's vision and infusion therapy services increased 41.0%, compared to 1995, as a result of the growth in the number of members who receive these services. The Company's medical information management subsidiary, Practice Patterns Science, Inc. ("PPS"), also contributed to the Company's success in 1996.

     COST OF REVENUES. Cost of revenues for 1996 increased $206,599,000, or 43.2%, compared to 1995. The percentage increase in cost of revenues was 1.1 percentage points more than the increase in revenues, thus gross profit margins decreased slightly. For both claims and mail pharmacy services, gross margin decreased slightly due to scheduled fee reductions under the Company's amended contract with NYLCare Health Plans, Inc. ("NYLCare") and as a result of competitive pressures. These factors were offset by an increase as a percentage of net revenues in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs and economies of scale in direct processing costs. Management expects the trend towards lower margins to continue in 1997. The cost of revenue for vision and infusion therapy services increased 46.2%, which is 5.2 percentage points above the increase in revenues from these services, compared to 1995. This was principally due to costs related to the continued expansion of vision and infusion therapy service operations in order to serve a larger client base.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $11,803,000, or 31.6%, for 1996, compared to 1995. The primary reason for the increase was the additional expenditures incurred to expand the Company's marketing capabilities, together with increases in expenses for information systems, additional clinical programs and added costs for client and administrative support functions to enhance management of the pharmacy benefit. The Company is continuing its commitment to expand its capability to provide for future growth and enhance the level of service for its members.

     OTHER INCOME, NET. Other income, net was $3,450,000 for 1996, compared to $757,000 for 1995, primarily as a result of the investment of the proceeds from the sale of 1,150,000 shares of Class A Common Stock in April 1996, increased cash flow from operations and higher interest rates on invested cash balances compared to 1995.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the year ended December 31, 1996, was $16,932,000 compared to $11,307,000 in the prior year. The effective tax rate was 39.3% in 1996 compared to 38.2% for 1995.

     NET INCOME. As a result of the foregoing, net income for the year ended December 31, 1996, increased $7,821,000, or 42.7%, compared to 1995.

     EARNINGS PER SHARE. The Company reported earnings per share of $1.60 in 1996 compared to $1.20 in 1995, a 33.3% increase. The weighted average number of shares used in the calculations was 16,350,000 in 1996 and 15,293,000 in 1995, or an increase of 6.9%. The increase was primarily due to the April 1996 stock offering of 1,150,000 shares and the April 1996 issuance of 227,273 shares in connection with the contractual agreement with Premier, Inc.

YEAR ENDED DECEMBER 31, 1995, COMPARED TO 1994

     NET REVENUES. Net revenues for 1995 increased $159,956,000, or 41.6%, compared to 1994. Net revenues from the Company's claims processing services and mail pharmacy services increased 40.5% in 1995, compared to 1994. The primary reason for this increase was a $112,758,000, or 45.5%, increase in revenues from pharmacy claims processed reflecting a 62.9% increase in the number of claims processed, which was partially offset by a 10.7% decrease in average revenue per claim compared to 1994. Revenue from the Company's mail pharmacy services increased $37,879,000, or 30.6%, reflecting a 33.6% increase in the number of prescriptions dispensed, offset in part by a 2.2% decrease in the average revenue per prescription dispensed. The reductions in average revenue per claim and per prescription dispensed are the result of competitive pressures and continued higher utilization by HMO members at comparatively lower pricing, plus the impact of a price reduction as a result of amendments to the Company's agreements with NYLCare and its affiliates, effective January 1, 1995, offset somewhat by moderate increases in drug costs.

     The increase in the number of claims processed and the number of mail service pharmacy prescriptions dispensed reflects a 42.1% increase in the average number of members served from approximately 5.7 million members served at December 31, 1994 to almost 8.1 million members served at December 31, 1995. The percentage increase in claims processing revenue continues to exceed the percentage increase in mail service revenues, as the price difference between mail pharmacy prescriptions and network pharmacy prescriptions decreases. Net revenues from the Company's vision and infusion therapy services increased 68.1%, compared to 1994, as a result of the growth in the number of members who receive these services.

     COST OF REVENUES. Cost of revenues for 1995 increased $140,132,000, or 41.4%, compared to 1994. The percentage increase in cost of revenues was 0.2 percentage points less than the increase in revenues, thus gross profit margins increased slightly. For both claims and mail pharmacy services, gross margin increased slightly due to significant economies of scale, which were partially offset by several factors. First, the amended contract with NYLCare and comparatively greater sales to HMOs reduced the average revenue per claims and per prescription, compared to 1994. Also, the Company experienced a reduction as a percentage of net revenues in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs. The cost of revenue for vision and infusion therapy services increased 77.8%, which is 9.7 percentage points above the increase in revenues from these services, compared to 1994. This was principally due to costs related to the continued expansion of vision and infusion therapy service operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $11,418,000, or 44.1%, for 1995 compared to 1994. The primary reason for the increase was the additional expenditures incurred to expand the Company's marketing capabilities, together with increases in expenses for information systems and additional clinical programs to enhance management of the pharmacy benefit.

     OTHER INCOME, NET. Other income, net was $757,000 for 1995 compared to $305,000 for 1994, primarily as a result of higher interest rates on invested cash balances in 1995.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the year ended December 31, 1995 was $11,307,000 compared to $8,053,000 in the prior year. The effective tax rate was 38.2% in 1995 compared to 38.8% for 1994.

     NET INCOME. As a result of the foregoing, net income for the year ended December 31, 1995 increased $5,604,000, or 44.0%, compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's continued growth has resulted in an increase in the level of cash flow during each of the last three years of operations. Cash flow from net income before charges for depreciation and amortization (or operating cash flow) totaled $32.9 million, $22.7 million, and $16.0 million in 1996, 1995, and 1994, respectively. Operating cash flow fully funded net increases in non-cash working capital and capital expenditures in 1996, 1995, and 1994, respectively. Management expects to continue to fund a substantial portion of its future anticipated capital expenditures and net increase in non-cash working capital with operating cash flow. The Company also sold 1,150,000 shares of Class A Common Stock in April 1996, the net proceeds of which were $52,592,000. These funds have been invested in short-term investments and are available for general corporate purposes and for strategic acquisitions or affiliations as discussed below.

     The Company maintains a $25 million line of credit with Mercantile Bank of St. Louis, N.A. which expires on May 28, 1997. The Company also maintains a $25 million line of credit with The First National Bank of Chicago expiring October 30, 1997. The terms and conditions of the lines of credit are similar in nature. At December 31, 1996 and 1995, there were no borrowings outstanding on either of these lines of credit. However, during a brief period during the first and second quarters of 1995, the Company had borrowings outstanding of $3 million.

     As of March 1, 1997, the Company had repurchased a total of 237,500 shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996. The Company's Board of Directors approved the repurchase of up to 850,000 shares, and placed no limit on the duration of the program. Purchases will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions. Management believes the Company's capital resources are sufficient to fund this program.

     In January 1996, the Company, through ESI Canada, Inc., a wholly-owned subsidiary, purchased certain assets, software licenses and the claims processing business of Eclipse Claims Services, Inc. for $940,000. Eclipse was a processor of Canadian pharmacy claims.

     The Company has reviewed and currently intends to continue to review potential acquisition and affiliation opportunities. The Company believes that available cash resources, including the proceeds of the offering of the Company's common stock referred to above, bank financings and the issuance of additional common stock would be used to finance such acquisitions or affiliations. There can be no assurance the Company will make an acquisition or affiliation in 1997.

OTHER MATTERS AND SUBSEQUENT EVENTS

     As discussed in Note 2 to the financial statements, in February, 1997, PacifiCare Health Systems, Inc. ("PacifiCare") announced that it had completed the acquisition of FHP International, Inc. ("FHP"). The Company has a contract to provide pharmacy benefit services to FHP's members (currently about 2.0 million) through December 31, 1997. While FHP is the Company's largest single client in terms of membership, its contribution to the company's net revenues is less than 2% due to the fact that the Company only records the fees related to administering FHP's network prescriptions and dispensing mail pharmacy prescriptions. While the earnings attributable to the Company's contract with FHP presently are material to reported financial results, its contribution to earnings is substantially less than the relationship of FHP membership to total membership. The Company does not currently provide pharmacy benefit management services to PacifiCare. The Company has not received notice that its contract with FHP will not be extended.

     As previously disclosed, the Company received notice from New York Life Insurance Company ("New York Life") that New York Life would exercise its option to renegotiate pricing under its agreement with the Company pursuant to which the Company provides non-exclusive pharmacy benefit management services to certain group indemnity policyholders of New York Life and certain contract holders whose health benefit plans provide indemnity-style benefits for which New York Life provides administrative services only. The parties have amended the agreement, effective January 1, 1997. The principal provisions of the amendment are: (i) an assignment of the agreement by New York Life to its subsidiary, NYLCare, (ii) a reduction of rates consistent with current pricing trends and a waiver by both parties of their respective right to renegotiate pricing prior to January 1, 1999, and (iii) the adoption of the Company's ExpressPreferenceSM drug therapy management program as a condition to certain price concessions. The amendment does not affect the Company's agreement with NYLCare relating to health maintenance organizations and other managed care organizations owned or managed by NYLCare.

     On March 13, 1997, the Company announced that it had reached an agreement with RightCHOICE Managed Care, Inc. ("RightCHOICE"), a publicly held subsidiary of Blue Cross and Blue Shield of Missouri, whereby the Company will provide pharmaceutical benefit management services to RightCHOICE. The three year agreement is effective March 17, 1997, and initially covers approximately 500,000 members. The agreement also offers the Company the opportunity to provide service to an additional 1.4 million members enrolled in plans sponsored or administered by organizations affiliated with RightCHOICE.

IMPACT OF INFLATION

     Changes in the prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not adversely affected the Company.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Express Scripts, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  /s/  Price Waterhouse LLP

St. Louis, Missouri
February 7, 1997

CONSOLIDATED BALANCE SHEET

                                                                                                  December 31,
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                            1996                 1995
-----------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                            $   25,211          $   11,506
    Short-term investments                                                                   54,388
    Receivables, less allowance for doubtful
        accounts of $2,335 and  $2,274, respectively
            Unrelated parties                                                               144,963             108,525
            Related parties                                                                  18,842               8,447
    Inventories                                                                              17,491              13,853
    Deferred taxes and prepaid expenses                                                       2,254               2,084
                                                                                  -------------------------------------
            Total current assets                                                            263,149             144,415
Property and equipment, less accumulated
       depreciation and amortization                                                         21,447              16,912
Other assets                                                                                 15,829               2,761
                                                                                  -------------------------------------
            Total assets                                                                  $ 300,425           $ 164,088
                                                                                  =====================================
Liabilities and Stockholders' Equity Current liabilities:
    Claims payable                                                                        $  98,865           $  60,915
    Accounts payable                                                                         16,347              12,963
    Accrued expenses and other current liabilities                                           19,678              11,884
                                                                                  -------------------------------------
            Total current liabilities                                                       134,890              85,762
                                                                                  -------------------------------------
Deferred income taxes                                                                         1,445                 947
                                                                                  -------------------------------------
Commitments and Contingencies (Notes 2 and 6)

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, and no shares issued and outstanding
    Class A Common Stock, $.01 par value, 30,000,000 shares authorized,
        8,974,000 and 4,539,000 shares issued and outstanding, respectively                      90                  45
    Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
        7,510,000 and 10,500,000 shares issued and outstanding, respectively                     75                 105
    Additional paid-in capital                                                               98,958              33,158
    Foreign currency translation adjustments                                                    (2)
    Retained earnings                                                                        70,219              44,071
                                                                                  -------------------------------------
                                                                                            169,340              77,379
    Class A Common Stock in treasury at cost,
        182,500 shares in 1996                                                              (5,250)                   -
                                                                                  -------------------------------------
            Total stockholders' equity                                                      164,090              77,379
                                                                                  -------------------------------------
            Total liabilities and stockholders' equity                                    $ 300,425           $ 164,088
                                                                                  =====================================

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                       Year Ended December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                       1996                1995               1994
-----------------------------------------------------------------------------------------------------------------------
Net revenues (INCLUDING $152,311, $107,838 AND $84,762,
    RESPECTIVELY FROM RELATED PARTIES)                                 $ 773,615           $ 544,460          $ 384,504
                                                              ---------------------------------------------------------
Cost and expenses:
    Cost of revenues                                                     684,882             478,283            338,151
    Selling, general and administrative                                   49,103              37,300             25,882
                                                              ---------------------------------------------------------
                                                                         733,985             515,583            364,033
                                                              ---------------------------------------------------------
Operating income                                                          39,630              28,877             20,471
                                                              ---------------------------------------------------------
Other income (expense):
    Interest income                                                        3,509                 843                373
    Interest expense                                                        (59)                (86)               (68)
                                                              ---------------------------------------------------------
                                                                           3,450                 757                305
                                                              ---------------------------------------------------------
Income before income taxes                                                43,080              29,634             20,776
Provision for income taxes                                                16,932              11,307              8,053
                                                              ---------------------------------------------------------
Net income                                                             $  26,148           $  18,327          $  12,723
                                                              =========================================================
Primary earnings per share                                             $    1.60           $    1.20          $    0.84
                                                              =========================================================
Weighted average number of common shares
    outstanding during the period                                         16,350              15,293             15,178
                                                              =========================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY

                                 Number of Shares                             Amount
                              --------------------    ---------------------------------------------------------------------------
                                Class A    Class B         Class A     Class B   Additional                           Foreign
                                Common     Common          Common      Common    paid-in     Retained    Treasury     Currency
(IN THOUSANDS)                  Stock      Stock           Stock       Stock     capital     Earnings    Stock        Translation
                                                                                                                      Adjustment
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993      2,101      5,250            $21        $53     $25,941      $12,258
    Net income for the year                                                                    12,723
    Reversal of Redeemable
        Common Stock                                                                 412          763
    Effect of 2-for-1 stock       2,101      5,250             21          52        (73)
         split
    Exercise of stock                40                                              314
         options                -------------------------------------------------------------------------------------------------
Balance at December 31, 1994      4,242     10,500             42         105     26,594       25,744
    Net income for the year                                                                    18,327
    Issuance of Class A
        Common Stock                 25                                              684
    Exercise of stock               272                         3                  2,308
        options
    Tax benefit relating to
        employee stock                                                             3,572
        options                 -------------------------------------------------------------------------------------------------
Balance at December 31, 1995      4,539     10,500             45         105     33,158       44,071
    Net income for the year                                                                    26,148
    Conversion of Class B
        Common Stock to
        Class A Common Stock      2,990     (2,990)            30         (30)
    Issuance of Class A
        Common Stock
          Contractual agreement     227                         2                 11,248
          Public offering         1,150                        12                 52,582
    Exercise of stock options        68                         1                  1,309
    Tax benefit relating to
        employee stock options                                                       661
    Treasury Stock acquired                                                                              $(5,250)
    Foreign currency translation
        adjustment                                                                                                     $(2)
                              ----------------------------------------------------------------------------------------------
Balance at December 31, 1996      8,974      7,510            $90         $75    $98,958      $70,219    $(5,250)      $(2)
                              ==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Year Ended December 31,
(IN THOUSANDS)                                                              1996                1995               1994
-----------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income                                                          $ 26,148            $ 18,327           $ 12,723
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                                      6,707               4,381              3,324
        Tax benefit relating to employee stock options                       661               3,572
        Changes in operating assets and liabilities:
            Receivables                                                 (46,693)            (39,304)           (25,393)
            Inventories                                                  (3,638)             (4,904)              (659)
            Prepaid expenses and other assets                            (2,787)               (844)                  5
            Claims payable                                                37,950              22,206             15,904
            Accounts payable and accrued expenses                         11,515               8,066              3,837
                                                              ---------------------------------------------------------
Net cash provided by operating activities                                 29,863              11,500              9,741
                                                              ---------------------------------------------------------
Cash flows from investing activities:
    Acquisition of new business                                            (940)
    Short-term investments                                              (54,388)
    Purchases of property and equipment                                  (9,480)             (8,047)            (6,348)
                                                              ---------------------------------------------------------
Net cash (used in) investing activities                                 (64,808)             (8,047)            (6,348)
                                                              ---------------------------------------------------------
Cash flows from financing activities:
    Proceeds from stock offering                                          52,592
    Acquisition of Treasury Stock                                        (5,250)
    Exercise of stock options                                              1,310               2,311                314
                                                              ---------------------------------------------------------
Net cash provided by financing activities                                 48,652               2,311                314
                                                              ---------------------------------------------------------
Effect of foreign currency translation adjustment                            (2)
                                                              ---------------------------------------------------------
Net increase in cash and cash equivalents                                 13,705               5,764              3,707
Cash and cash equivalents at beginning of year                            11,506               5,742              2,035
                                                              ---------------------------------------------------------
Cash and cash equivalents at end of year                                $ 25,211            $ 11,506           $  5,742
                                                              =========================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed by Express Scripts are described below. The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     FOREIGN CURRENCY TRANSLATION. Adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity.

     ORGANIZATION AND OPERATIONS. The Company currently derives the majority of its revenues, including claims processing fees, principally from domestic sales of prescription drugs by its mail pharmacies and pharmacies in the Company's nationwide network. Effective in January 1996, the Company began processing claims for clients of its wholly-owned Canadian subsidiary, ESI Canada, Inc. ("ESI Canada"). Express Scripts' IVTx division applies managed care principles to infusion therapy management. Through its Practice Patterns Science, Inc. subsidiary, the Company offers provider profiling and disease state management support services. The Company receives revenues from sales of eyeglasses and contact lenses and associated administrative fees to participants in the
Company's   managed  vision   programs   operated  by  ESI Vision Care.

     In March of 1992, the Company, originally incorporated in Missouri in 1986, was reincorporated in Delaware and issued an aggregate of 10,500,000 shares of Class B Common Stock to Sanus Corp. Health Systems ("Sanus") in exchange for the outstanding shares of its common stock. Sanus at that time was an indirect subsidiary of New York Life. In April 1992, as a result of a reorganization, both the Company and Sanus became direct subsidiaries of NYLIFE HealthCare Management, Inc. ("NYLIFE"). Sanus has since changed its name to NYLCare Health Plans, Inc. ("NYLCare). In April 1996, NYLIFE converted 2,990,000 Class B shares to Class A Common Stock and sold those shares in a public offering. NYLIFE continues to own all the remaining outstanding Class B Common Stock of the Company (see Note 9).

       CONTRACTUAL AGREEMENTS. The Company enters into corporate alliances with certain of its clients whereby shares of the Company's Class A Common Stock are awarded as advance discounts to the client. For agreements consummated prior to December 15, 1995, the stock is valued utilizing the quoted market value at the date the agreement is consummated if the number of shares to be issued is known. If the number of shares to be issued is contingent upon the occurrence of future events, the stock is valued utilizing the quoted market value at the date the contingency is satisfied and the number of shares is determinable.

     In October 1995, the Financial Accounting Standards Board Statement 123, "Accounting for Stock-Based Compensation" ("FAS 123"), was issued, the terms of which are effective for all stock issued to nonemployees subsequent to December 15, 1995. FAS 123 requires that all stock issued to nonemployees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued instead of the intrinsic value method utilized for stock issued or to be issued under alliances entered into prior to December 15, 1995. The Company has adopted FAS 123 as it relates to stock issued under alliances consummated subsequent to December 15, 1995, based on fair value at the date the agreement is consummated.

     Shares issued on the effective date of the contractual agreement are considered outstanding and included in the earnings per share computation when issued. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the earnings per share computation when the conditions are met. The value of the shares of stock awarded as advance discounts is recorded as a deferred cost and included in Other Assets. The deferred cost is recognized in Selling, General and Administrative expenses over the period of the contract.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on hand and temporary investments in money market funds. Due to the nature of these instruments, the carrying amount approximates fair value.

     SHORT-TERM INVESTMENTS. Short-term investments consist of debt securities with a maturity of less than one year that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost, which approximates fair market value.

     INVENTORIES. Inventories consist of prescription drugs, vision supplies and medical supplies that are stated at the lower of first-in first-out cost or market.

     PROPERTY AND EQUIPMENT. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture, five years for equipment and purchased computer software and three years for personal computers. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures which improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     SOFTWARE DEVELOPMENT COSTS. Research and development expenditures relating to the development of software to be marketed to clients are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date of general release to customers are capitalized and included as Property and Equipment. During 1996, 1995 and 1994, $1,898,000, $1,084,000 and $395,000 in software development costs were capitalized, respectively. Capitalized software development costs amounted to $3,377,000 and $1,479,000 at December 31, 1996 and 1995, respectively.
Amortization of the capitalized amounts commences on the date of general release to customers and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are also included in amortization expense. Amortization expense was $136,000 in 1996. No amortization expense was recorded in 1995 or 1994.

     GOODWILL. Goodwill is amortized on a straight-line basis over a fifteen year period. Amortization expense was $42,000 for each of the three years ended December 31, 1996, 1995 and 1994.

     IMPAIRMENT OF LONG LIVED ASSETS. The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of December 31, 1996 or 1995.

     REVENUE RECOGNITION. Revenues from dispensing prescription and non-prescription medical products from the Company's mail service pharmacies are recorded upon shipment. Revenue from sales of prescription drugs by pharmacies in the Company's nationwide network and pharmacy claims processing revenues are recognized when the claims are processed. When the Company has an independent contractual obligation to pay its network pharmacy providers for benefits provided to members of its clients' pharmacy benefit plans, the Company includes payments from plan sponsors for these benefits as net revenue and payments to these pharmacy providers in cost of revenues. If the Company is only administering the plan sponsors' network pharmacy contracts, the Company records fees derived from the Company's contracts with the plan sponsors as net revenue.

     COST OF REVENUES. Cost of revenues includes product costs, pharmacy claims payments and other direct costs associated with dispensing prescriptions and non-prescription medical products and claims processing operations, offset by fees received from pharmaceutical manufacturers in connection with the Company's drug purchasing and formulary management programs.

     INCOME TAXES. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates.

     PRIMARY EARNINGS PER SHARE. Primary earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, including common stock equivalents. Common stock equivalents include shares issuable upon the assumed exercise of all stock options having an exercise price less than the average market price of the common stock using the treasury stock method.

     EMPLOYEE STOCK-BASED COMPENSATION. The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company applies the intrinsic value method of accounting and, therefore, does not recognize compensation expense for options granted, because options are only granted at a price equal to market value at the time of grant. During 1996, Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock Based Compensation," became effective for the Company. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. The Company has, therefore, elected to continue applying the intrinsic value method under APB 25. For companies that choose to continue applying the intrinsic value method, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized (see Note 10).


    2. CONTRACTUAL AGREEMENTS

     On December 31, 1995, the Company entered into a ten-year corporate alliance with Premier Purchasing Partners, L.P. (formerly, American Healthcare Systems Purchasing Partners, L.P., the "Partnership"), an affiliate of Premier, Inc. ("Premier"). Premier is the alliance of healthcare systems resulting from the merger in 1995 of American Healthcare Systems, Premier Health Alliance and SunHealth Alliance. Under the terms of the transaction, the Company is Premier's preferred vendor of pharmacy benefit management services to Premier's shareholder systems and their managed care affiliates and will issue shares of its Class A Common Stock as an administrative fee to the Partnership based on the attainment of certain benchmarks, principally related to the number of members receiving the Company's pharmacy benefit management services under the arrangement, and to the achievement of certain joint purchasing goals. The Company may be required to issue up to 2,500,000 shares to the Partnership over a period up to the first five years of the agreement if the Partnership exceeds all benchmarks. Except for certain exemptions from registration under the Securities Act of 1933 (the "1933 Act"), any shares issued to the Partnership cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws.

     Pursuant to the agreement, the Company issued 227,273 shares of Class A Common Stock to Premier in May, 1996. The shares were valued at $11,250,000 and are being amortized over the then remaining term of the agreement. Amortization expense amounted to $776,000 in 1996.

     Effective January 1, 1996, the Company executed a multi-year contract with The Manufacturers Life Insurance Company ("Manulife"), to introduce pharmacy benefit management services in Canada. Manulife's Group Benefits Division continues to work with ESI Canada to provide these services. Under the terms of the agreement, following a transitional period, the Company will be the exclusive third-party provider of pharmacy benefit management services to Manulife's Canadian clients. The Company also will issue shares of its Class A Common Stock as an advance discount to Manulife based upon achievement of certain volumes of Manulife pharmacy claims processed by the Company. No shares will be issued until after the fourth year of the agreement based on volumes reached in years two through four. The Company anticipates issuing no more than 237,000 shares to Manulife over a period up to the first six years of the agreement. Except for certain exemptions from registration under the 1933 Act, any shares issued to Manulife cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws. In accordance with the terms of the agreement, no stock was issued in 1996.

     If Manulife has not exercised an early termination option at the end of the sixth or tenth year of the agreement, the Company will issue at each of those times a ten-year warrant as an advance discount to purchase up to approximately 118,000 additional shares of the Company's Class A Common Stock exercisable at 85% of the market price at those times. The actual number of shares for which such warrant is to be issued is based on the volume of Manulife pharmacy claims processed by the Company in year six and year ten, respectively.

     Pursuant to an agreement with Coventry Corporation, an operator of health maintenance organizations located principally in Pennsylvania and Missouri, on January 3, 1995, the Company issued 25,000 shares of Class A Common Stock as an advance discount to Coventry in a private placement. These shares were valued at $27.38 per share, the per share market value of the Company's Class A Common Stock on November 22, 1994, which was the date the agreement was consummated and the obligation of the parties became unconditional. No revision of the consideration for the transaction occurred between November 22, 1994 and January 3, 1995. The shares issued to Coventry are being amortized over a six-year period. Amortization expense was $114,000 in 1996 and 1995. Except for certain exemptions from registration under the 1933 Act, these shares cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws.

     If Coventry renews the agreement for a second three-year term, the Company will issue a ten-year warrant as an advance discount to purchase an additional 25,000 shares of the Company's Class A Common Stock, exercisable at 90% of the market value at the time of renewal. If the renewal period is for five years, the warrant is for 58,000 shares.

     On October 13, 1992, the Company entered into a five-year arrangement with FHP, Inc. ("FHP") pursuant to which the Company agreed to provide pharmacy benefit services to FHP and its members. FHP is an operator of health maintenance organizations, principally in the western United States. In accordance with the agreement, the Company commenced providing pharmacy benefit services to FHP and its members on January 4, 1993.

     On the commencement date and pursuant to the agreement, the Company issued 200,000 shares of its Class A Common Stock as advance discounts to FHP in a private placement. These shares were valued at $8.25 per share, the per share market value of the Company's Class A shares on October 13, 1992, which was the date the agreement was consummated and the obligations of the parties became unconditional. No revision of the consideration for the transaction occurred between October 13, 1992 and January 4, 1993. The cost of the shares issued to FHP is being amortized over a ten-year period. Amortization expense was $165,000 in 1996, 1995 and 1994.

     FHP has the option to renew the agreement for an additional five years. If FHP renews the agreement for a second five-year term, the Company will issue a ten-year warrant as an advance discount to purchase an additional 300,000 shares of the Company's Class A Common Stock, exercisable at 90% of market value at the time of renewal.

     In February, 1997 PacifiCare Health Systems, Inc. ("PacifiCare") completed the acquisition of FHP. At this time, the Company has not been informed whether or not PacifiCare/FHP will renew the agreement. The Company has assessed the impairment of the unamortized portion of the advance discount in accordance with its policy on Impairment of Long Lived Assets. In the opinion of management, no such impairment existed at December 31, 1996.

    3. RELATED PARTY TRANSACTIONS

     The Company has agreements to provide claims processing services and mail pharmacy prescription services for NYLCare, in return for which it receives processing fees and reimbursement for the contracted cost of the claims. Cost of revenues from related parties were $122,157,000, $82,903,000 and $62,839,000 in 1996, 1995 and 1994, respectively.

The amount receivable from or (due to) related parties comprised the following:

                                                     December 31,
(IN THOUSANDS)                               1996                    1995
-------------------------------------------------------------------------------


Receivable from NYLCare                     $23,083                 $14,025
Due to NYLCare                               (4,241)                 (5,578)
                                   --------------------------------------------
Total related party receivable              $18,842                 $ 8,447
                                   =============================================

Changes in amounts due to NYLCare are summarized as follows:

(IN THOUSANDS)                                                      1996                    1995                   1994
-----------------------------------------------------------------------------------------------------------------------
Beginning balance, January 1                                    $  5,578               $   4,328             $    4,921
Compensation and employee benefits
      paid on behalf of the Company                                    -                       -                 18,258
Administrative services                                                -                       -                    422
Formulary fees                                                     7,636                   5,895                  4,320
Other, net                                                             -                     968                    238
Payments                                                         (8,973)                 (5,613)               (23,831)
                                                  ---------------------------------------------------------------------
Ending balance, December 31                                     $  4,241                $  5,578             $    4,328
                                                  =====================================================================

     Prior to October 1,  1994,  NYLCare  administered  the  Company's  payroll.
Effective October 1, 1994, the Company provides for its own payroll services independent of NYLCare. Prior to January 1, 1995, consideration to NYLCare consisted of an annual fee for such services. Effective January 1, 1995, the agreement with NYLCare was amended such that NYLCare is no longer obligated to provide certain administrative services, and the Company is no longer obligated to pay an annual fee.

     The  Company is the  exclusive  provider  of  pharmacy  benefit  management services to NYLCare's managed healthcare subsidiaries, subject to certain exceptions. Currently, the Company's agreement with NYLCare also provides that fees from drug manufacturers whose products are used in the Company's formularies related to NYLCare subsidiaries will be allocated 100% to the Company up to $400,000 after January 1, 1995, and the amount of the annual fee prior to January 1, 1995, and 75% to NYLCare and 25% to the Company thereafter. The Company is a non-exclusive provider of pharmacy benefit management services to New York Life Insurance Company's indemnity insurance business, which has been transferred to NYLCare. In years prior to 1997 fees from drug manufacturers with respect to this indemnity business were allocated 100% to the Company. In 1997 and later, the Company will share such fees with NYLCare on a fixed per script amount, conditional upon NYLCare adopting the Company's ExpressPreferenceSM drug therapy management program.

     Such fees allocated to NYLCare were $7,636,000, $5,895,000 and $4,320,000 in 1996, 1995 and 1994, respectively, and $3,064,000 in 1996, $2,553,000 in 1995 and $1,874,000 in 1994, were allocated to the Company and have been classified in the accompanying consolidated statement of operations as a reduction of cost of revenues.

    4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

                                               December 31,
(IN THOUSANDS)                          1996                    1995
------------------------------------------------------------------------

Furniture                             $ 3,203                $  2,492
Equipment                              21,837                  16,386
Computer software                       8,656                   5,855
Leasehold improvements                  2,699                   1,635
                                ----------------------------------------
                                       36,395                  26,368
Less accumulated depreciation
   and amortization                    14,948                   9,456
                                ----------------------------------------
                                      $21,447                 $16,912
                                ========================================

    5. INCOME TAXES

The income tax provision consists of the following:

                                             Year Ended December 31,
(IN THOUSANDS)                   1996               1995                1994
-------------------------------------------------------------------------------
Current provision:

    Federal                   $ 13,945          $   9,951             $ 6,795
    State                        2,480              1,656               1,130
    Foreign                        190
                              -------------------------------------------------
     Total current provision  $ 16,615          $  11,607              $7,925
Deferred:
    Federal                        267              (259)                 110
    State                           50               (41)                  18
                              -------------------------------------------------
                              $ 16,932          $  11,307             $ 8,053
                              =================================================
Effective tax rate                39.3              38.2%                 38.8%

The effective tax rate is comprised of a federal rate of 35.0% in 1996, 1995 and 1994, state taxes net of federal benefit of 4.3%, 3.5% and 3.6% in 1996, 1995 and 1994, respectively; and all other items comprising (0.0%), (0.3%) and 0.2% in 1996, 1995 and 1994, respectively. The effect of foreign taxes on the effective tax rate for 1996 is immaterial.

     The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:


                                                      December 31,
(IN THOUSANDS)                                 1996                   1995
------------------------------------------------------------------------------
Deferred Tax Assets:
   Inventory costing capitalization

       and reserves                        $     624               $     704
   Allowance for bad debts                       969                     921
   Other                                          34                       5
                                       ---------------------------------------
     Gross deferred tax assets                 1,627                   1,630
                                       ---------------------------------------
Deferred Tax Liabilities:
   Depreciation and property
       differences                            (1,169)                   (950)
   Other                                        (217)                    (82)
                                       ---------------------------------------
     Gross deferred tax liabilities           (1,386)                 (1,032)
                                       ---------------------------------------
Net deferred tax assets                    $      241                $    598
                                       =======================================

The Company made cash payments for federal and state income taxes of $14,540,000, $7,548,000 and $7,393,000 in 1996, 1995 and 1994, respectively.

    6. COMMITMENTS AND CONTINGENCIES

     The Company leases office and distribution facility space under operating leases. The primary leases are for office and distribution facilities in St. Louis, Missouri, and Tempe, Arizona. The St. Louis facility is under a 16-year lease which commenced November 1992, and the facility in Tempe is under a 15-year lease which commenced November 1993. The Company also leases satellite offices for certain other Company operations for varying periods up to 6 years. The aggregate minimum lease commitment is $1,787,000 in 1997, $1,829,000 in
1998,   $1,809,000  in  1999,  $1,805,000  in  2000,  $1,731,000  in  2001,  and
$11,724,000 in years thereafter.

     For the year ended December 31, 1996, approximately 79% of the Company's pharmaceutical purchases were through one wholesaler. The Company believes that other alternative sources are readily available.

     In the ordinary course of business, there have arisen various legal proceedings, investigations or claims pending against the Company and its subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

    7. CREDIT AGREEMENT

     The Company maintains two $25,000,000 unsecured lines of credit with two separate financial institutions. One agreement will expire on May 28, 1997 and the other on October 30, 1997. Terms of both lines are essentially the same and are as follows: interest is charged on the principal amount outstanding at a rate equal to any of the following options which the Company, at its option, shall select: (i) the bank's "prime rate", (ii) a floating rate equal to the Bank's cost of funds rate plus 50 basis points, or (iii) a fixed rate for periods of 30, 60, 90 or 180 days equal to the LIBOR rate plus 50 basis points. Fees under these agreements on any unused portion are charged at ten hundredths of one percent per year. At December 31, 1996 and 1995, the Company had no outstanding borrowings under these agreements, nor did it borrow any amounts under these agreements during 1996.

    8. RETIREMENT PLAN

     The Company offers all of its full-time employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees may elect to enter into a written salary deferral agreement under which a maximum of 10% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. In 1994, the Company began matching the first $1,000 of the employee's contribution for the year. Effective January 1, 1996, the Company's match was increased to the first $2,000 of the employee's contribution for the year. For the year ended December 1996, 1995 and 1994, the Company made contributions of approximately $639,000, $332,000 and $116,000, respectively.

    9. COMMON STOCK

     The holders of Class A Common Stock have one vote per share, and the holders of Class B Common Stock have ten votes per share. NYLIFE is the sole holder of Class B Common Stock. Class B Common Stock converts into Class A Common Stock on a share-for-share basis upon transfer (other than to New York Life or its affiliates) and is convertible at any time in the discretion of the holder. At December 31, 1996, NYLIFE and the holders of Class A Common Stock have control over approximately 89.3% and 10.7%, respectively, of the combined voting power of all classes of Common Stock.

     On May 25, 1994, the stockholders approved an increase in the number of authorized shares of Class A Common Stock by 10,000,000 shares and the number of authorized shares of Class B Common Stock by 12,000,000 shares. This permitted the two-for-one split of common stock declared by the Board of Directors on March 23, 1994. The stock split was effected by the distribution on June 24, 1994 of one new share of common stock for each share outstanding to holders of record on June 9, 1994. The par value remained at $0.01 per share following the split. This split has been reflected in the December 31, 1994 financial statements by transferring an amount equal to $73,000 from additional paid-in capital to common stock. All references in the financial statements and in these notes to the number of common shares issued, the weighted average number of common shares outstanding, primary earnings per share amounts and stock option plan data have been restated to reflect the split.

     In April, 1996 NYLIFE converted 2,990,000 shares of Class B Common Stock to Class A Common Stock and sold the Class A shares in a public offering. The Company did not receive any proceeds from the sale of these shares. The Company sold an additional 1,150,000 Class A shares in the same stock offering and received net proceeds of $52,592,000 after deducting expenses incurred in connection with the offering.

     As of December 31, 1996, 3,637,000 shares of the Company's Class A Common Stock have been reserved for issuance to organizations with which the Company has signed contractual agreements (see Note 2).

   10. STOCK OPTION PLANS

     At December 31, 1996, the Company has three fixed stock-based compensation plans, which are described below.

     In April 1992, the Company adopted a stock option plan amended in 1995, which provides for the grant of nonqualified stock options and incentive stock options to officers and key employees of the Company selected by the Compensation Committee of the Board of Directors. Initially, a maximum of 700,000 shares of Class A Common Stock could be issued under the plan. That amount increases annually each January 1, from January 1, 1993 to and including January 1, 1999 by 70,000 shares, to a maximum of 1,190,000 shares. By unanimous written consent dated June 6, 1994, the Board of Directors adopted the Express Scripts, Inc. 1994 Stock Option Plan, also amended in 1995. The plan was approved by the stockholders in June 1995. Initially, a total of 210,000 shares of the Company's Class A Common Stock was reserved for issuance under this plan. In January 1997, the Board of Directors adopted amendments to this plan to increase the total number of shares subject to the plan to 460,000. This amendment to the 1994 Plan will be put before the Company's stockholders for approval at the 1997 annual meeting. Under either plan, the exercise price of the options may not be less than the fair market value of the shares at the time of grant. Options vest, and may be exercised, at such times as the Committee may determine, subject to a maximum period of ten years.

     In April 1992, the Company also adopted a stock option plan which was amended in 1995 and 1996 and provides for the grant of nonqualified stock options to purchase 24,000 shares to each director who is not an employee of the Company or its affiliates. A maximum of 192,000 shares of Class A Common Stock may be issued under this plan at a price equal to fair market value at the date of grant. Options granted after the 1996 amendment vest over a five-year period from the date of grant.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options plans. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. Note that due to the adoption of the methodology prescribed by FAS 123, the pro forma results shown below only reflect the impact of options granted in 1996 and 1995. Because future options may be granted and vesting occurs over a five year period, the pro forma impact shown for 1996 and 1995 is not necessarily representative of the impact in future years.

                                                  1996             1995
                                            -----------------------------------

Net income                    As reported     $ 26,148,000    $ 18,327,000
                              Pro forma         25,235,000      18,220,000

Primary earnings per share    As reported     $      1.60     $      1.20
                              Pro forma              1.56            1.20

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                             1996                     1995
                                   -------------------------------------------

Expected life of option                    1-6 years                1-6 years
Risk-free interest rate                    5-6.5%                   5.5-6.9%
Expected volatility of stock               30-50%                   30-50%
Expected dividend yield                    None                     None

     A summary of the status of the Company's three fixed stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below.


                                                        1996                        1995                         1994
                                     --------------------------------------------------------------------------------------
                                                   Weighted-Average            Weighted-Average            Weighted-Average
                                                     Exercise                    Exercise                      Exercise
FIXED OPTIONS                            Shares       Price          Shares       Price           Shares         Price
                                     ------------- ------------- ------------- ------------- ------------- ----------------
Outstanding at beginning of year          723,240    $ 20.60          931,960    $ 15.95          717,800    $ 10.17
Granted (1)                               320,825     39.70            77,000      34.37          261,000      34.47
Exercised                                (65,700)     19.95         (272,080)       8.48         (40,120)       7.84
Forfeited                               (140,050)     37.59          (13,640)      22.57          (6,720)      10.95
                                     =============               =============               =============
Outstanding at end of year                838,315     25.12           723,240     20.60           931,960      15.95
                                     =============               =============               =============

Options exercisable at year end           377,760                     282,980                     418,888
Weighted-average fair value of
  options granted during the year          $13.14                      $13.39                         N/A

     (1) On January 29, 1997, the Company granted 118,000 stock options at an exercise price of $34.00 per share.

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                               Options Outstanding                                        Options Exercisable
                     ----------------------------------------------------------- ---------------------------------------
                           Number         Weighted-Average                                Number
     Range of          Outstanding at        Remaining         Weighted-Average         Exercisable     Weighted-Average
  Exercise Prices         12/31/96        Contractual Life      Exercise Price          at 12/31/96     Exercise Price
-------------------------------------------------------------------------------- ---------------------------------------
 $  6.50 - 6.50           176,980               5.5                $ 6.50                 132,660           $ 6.50
   12.69 - 21.50          189,660               6.4                 17.19                 138,800            17.09
   26.75 - 31.50          183,600               8.8                 29.18                  15,500            28.35
   33.13 - 45.75          210,700               8.4                 36.15                  80,800            35.32
   47.00 - 49.00           77,375               9.3                 47.52                  10,000            49.00
                          -------                                                         -------
    6.50 - 49.00          838,315               7.5                 25.12                 377,760            18.58
                          =======                                                         =======

   11. ACQUISITION

     Effective January 1, 1996, the Company and its wholly-owned subsidiary, ESI Canada, Inc., acquired certain assets, software licenses and the claims processing business of Eclipse Claims Services, Inc. ("Eclipse") for $940,000. Eclipse was a processor of Canadian pharmacy claims and was owned by Manulife, the Prudential Insurance Company of America Canadian Operations ("Prudential-Canada"), Aetna Life Insurance Company of Canada ("Aetna-Canada") and Metropolitan Life Insurance Company. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, based on their estimated fair values at the date of acquisition. Effective January 1, 1996, and in connection with the acquisition of certain assets and software licenses of Eclipse described above, and in addition to the agreement between the Company and Manulife, ESI Canada signed an agreement with each of Aetna-Canada and Prudential-Canada, since acquired by London Life Insurance Company, pursuant to which ESI Canada will provide electronic drug claim processing and other pharmacy benefit management services in Canada for a period of five years. In addition, ESI Canada is providing services to Crown Life Insurance Company.

   12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly financial data for the years ended December 31, 1996 and 1995:

                                                                Selling,                                        Net
                                  Net             Cost of       General &        Operating         Net         Income
(IN THOUSANDS)                    Revenues        Revenues   Administrative       Income          Income      Per Share
-----------------------------------------------------------------------------------------------------------------------
1996
March 31, 1996                    $168,389        $148,985          $10,387         $9,017         $5,580         $0.36
June 30, 1996                      184,724         162,797           12,255          9,672          6,403          0.39
September 30, 1996                 194,324         172,316           11,668         10,340          7,014          0.42
December 31, 1996                  226,178         200,784           14,793         10,601          7,151          0.43
-----------------------------------------------------------------------------------------------------------------------
1995
March 31, 1995                    $118,030        $102,220           $8,983         $6,827         $4,265         $0.28
June 30, 1995                      135,154         118,540            9,386          7,228          4,526          0.30
September 30, 1995                 138,518         121,955            9,199          7,364          4,832          0.31
December 31, 1995                  152,758         135,568            9,732          7,458          4,704          0.31

     The fourth quarter of 1995 reflects certain nonrecurring adjustments that increased cost of revenues to reflect lower gross margins than previously estimated. Such adjustments were not material in relation to the respective prior quarter to which any adjustment relates.


     ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement") under the heading "I. Election of Directors," except that the information regarding the Company's executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item will be incorporated by reference from the Proxy Statement under the headings "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be incorporated by reference from the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be incorporated by reference from the Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     (1)  Financial Statements

     The following report of independent accountants and the consolidated financial statements of the Company are contained in this Report on the page indicated
                                                                  Page No. In
                                                                   FORM 10-K

Report of Independent Accountants                                      24

Consolidated Balance Sheet as of
  December 31, 1996 and 1995                                           25

Consolidated Statement of Operations
  for the years ended December 31, 1996,
  1995 and 1994                                                        26

Consolidated Statement of Changes in
  Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994                                     27

Consolidated Statement of Cash Flows for
  the years ended December 31, 1996,
  1995 and 1994                                                        28

Notes to Consolidated Financial Statements                             29

     (2) The following financial statement schedule is contained in this Report on the page indicated.

                                                                 Page No. In
Financial Statement Schedule:                                     FORM 10-K

   Report of Independent Accountants on
       Financial Statement Schedule                                    44

   VIII.Valuation and Qualifying Accounts
       and Reserves for the years ended
       December 31, 1996, 1995 and 1994                                45

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  List of Exhibits

                  See Index to Exhibits on pages 46 - 56.

(b)  Reports on Form 8-K

     On October 30, 1996, the Company filed a Current Report on Form 8-K regarding a press releases issued on behalf of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EXPRESS SCRIPTS, INC.


March 20, 1997                                 By  /s/ Barrett A. Toan
                                                  Barrett A. Toan, President
                                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                               DATE


/s/ Barrett A. Toan           President,                          March 20, 1997
Barrett A. Toan               Chief Executive
                              Officer and Director

/s/ Kurt D. Blumenthal        Vice President and                  March 25, 1997
Kurt D. Blumenthal            Acting Chief Financial Officer

/s/ Joseph W. Plum            Vice President and                  March 25, 1997
Joseph W. Plum                Chief Accounting Officer

/s/ Howard I. Atkins          Director                            March 17, 1997
Howard I. Atkins

/s/ Bernard N. Del Bello      Director                            March 18, 1997
Bernard N. Del Bello

/s/ Richard M. Kernan, Jr.    Director                            March 20, 1997
Richard M. Kernan, Jr.

/s/ Richard A. Norling        Director                            March 24, 1997
Richard A. Norling

/s/ Frederick J. Sievert      Director                            March 19, 1997
Frederick J. Sievert

/s/ Stephen N. Steinig        Director                            March 18, 1997
Stephen N. Steinig

/s/ Seymour Sternberg         Director                            March 19, 1997
Seymour Sternberg

/s/ Howard L. Waltman         Director                            March 17, 1997
Howard L. Waltman

/s/ Norman Zachary            Director                            March 21, 1997
Norman Zachary

                        REPORT OF INDEPENDENT ACCOUNTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Express Scripts, Inc.


     Our audits of the consolidated financial statements referred to in our report dated February 7, 1997, appearing in the 1996 Annual Report to Stockholders of Express Scripts, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

St. Louis, Missouri
February 7, 1997

                              EXPRESS SCRIPTS, INC.
                    Schedule VIII - Valuation and Qualifying
                        Accounts and Reserves Years Ended
                        December 31, 1994, 1995 and 1996

          COL. A            COL. B                    COL. C                       COL. D        COL. E
---------------------      ---------       ----------------------------         ------------     -------
                                                     ADDITIONS
                                           ----------------------------
                           Balance          Charges          Charges                             Balance
                           at               to Costs         to Other                            at End
                           Beginning        and              and                                 of
DESCRIPTION                OF PERIOD        EXPENSES         ACCOUNTS           (DEDUCTIONS)     PERIOD
---------------------      ---------        ---------        ----------         ------------    --------
Allowance for Doubtful
Accounts Receivable

Year Ended 12/31/94        $1,027,101       $1,052,288                          $   878,228      $1,201,161
Year Ended 12/31/95        $1,201,161       $1,688,453                          $   615,677      $2,273,937
Year Ended 12/31/96        $2,273,937       $1,456,130                          $ 1,394,922      $2,335,145

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

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration Statement.

10.1** Stock Agreement (Initial Shares) entered into as of December 31, 1995, between the Company and American Healthcare Purchasing Partners, L.P., incorporated by reference to Exhibit No. 10.61 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.2** Stock Agreement(Membership Shares) entered into as of December 31, 1995, between the Company and American Healthcare Purchasing Partners, L.P., incorporated by reference to Exhibit No. 10.62 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.3** Amended and Restated Agreement entered into as of March 29, 1995, between the Company and Sanus Corp. Health Systems, incorporated by reference to Exhibit No. 10.1 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.4** Form of Amended and Restated Managed Prescription Drug Program Agreement entered into as of March 29, 1995, between the Company and each of the following parties: Health Plus, Inc., Sanus Health Plan of New Jersey, Inc., Sanus Texas Health Plan, Inc., Sanus/New York Life Health Plan, Inc., Sanus Health Plan of Illinois, Inc. and Sanus Health Plan of Greater New York, Inc., incorporated by reference to Exhibit No. 10.2 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.5** Form of Amended and Restated Vision Program Sponsor Agreement entered into as of March 29, 1995, between the Company and each of the following parties: Health Plus, Inc., Sanus Health Plan of New Jersey, Inc., Sanus Texas Health Plan, Inc., Sanus/New York Life Health Plan, Inc., Sanus Health Plan of Illinois, Inc. and Sanus Health Plan of Greater New York, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.6** Form of Amended and Restated Infusion Therapy Agreement entered into as of March 29, 1995, between the Company and each of the following parties: Health Plus, Inc., Sanus Texas Health Plan, Inc., Sanus/New York Life Health Plan, Inc., and Sanus Health Plan of Illinois, Inc., incorporated by reference to Exhibit No.
               10.4 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.7** Form of Infusion Therapy Agreement entered into as of March 29, 1995, between the Company and each of the following parties: Sanus Health Plan of New Jersey, Inc. and Sanus Health Plan of Greater New York, Inc., incorporated by reference to Exhibit No. 10.5 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.8 First Amendment to Vision Program Sponsor Agreement entered into as of September 1, 1995, between the Company and Sanus Health Plan of New Jersey, Inc., incorporated by reference to Exhibit No. 10.6 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.9 First Amendment to the Amended and Restated Vision Program Sponsor Agreement entered into as of November 1, 1995, between the Company and Sanus Texas Health Plan, Inc., incorporated by reference to Exhibit No. 10.7 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.10 Agreement dated January 1, 1989, as amended May 31, 1989, and January 1, 1991, between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 10.20 to the Registration Statement.

10.11 Third Amendment dated as of July 30, 1993, to the Agreement dated as of January 1, 1989, by and between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No.
               10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.12 Amended and Restated Managed Prescription Drug Program Agreement entered into as of September 1, 1995, between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 10.24 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.13 Quota-Share Reinsurance Agreement executed as of August 15, 1994, between New York Life Insurance Company and Great Plains Reinsurance Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

10.14 Amendment No. 1 to Quota-Share Reinsurance Agreement dated as of September 13, 1994, between New York Life Insurance Company and Great Plains Reinsurance Company, incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

10.15 Joint Research Agreement dated June 28, 1994, by and between the Company, Sanus Corp. Health Systems and Schering Corporation, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending
               September 30, 1994.

10.16 Addendum Four to the Home Infusion Therapy Services Agreement made and entered into as of November 15, 1993, by and between IVTx of Houston, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.36 to the Company's Form 10-K for the year ending 1993.

10.17 Letter Agreement dated April 1, 1992, between IVTx of Houston, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.13 to the Registration Statement.

10.18 Affiliate Provider Participation Agreement dated April 1, 1992, as amended November 25, 1992, between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.28 to the Company's Annual Report on Form 10-K for the year ending 1992.

10.19 Amendment Two to the Sanus Preferred Physicians, Inc. Home Infusion Therapy Services Agreement entered into as of May 1, 1993, between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-Q for the quarter ending June 30, 1993.

10.20 Amendment Three to the Home Infusion Therapy Services Agreement entered into as of June 1, 1993, between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.21 Amendment Four to the Home Infusion Therapy Services Agreement entered into as of July 1, 1993, by and between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.22 Home Infusion Therapy Services Agreement dated May 1, 1991, between Sanus/Passport Preferred Services, Inc. and the Company, incorporated by reference to Exhibit No. 10.19 to the Registration Statement.

10.23 Amendment One to the Home Infusion Therapy Services Agreement entered into as of July 1, 1993, by and between the Company and Sanus/Passport Preferred Services, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.24 Amendment Two to the Home Infusion Therapy Services Agreement entered into as of July 1, 1993, by and between the Company and Sanus/Passport Preferred Services, Inc., incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.25 Amendment Four to the Home Infusion Therapy Services Agreement entered into as of July 1, 1993, by and between the Company and Sanus/Passport Preferred Services, Inc., incorporated by reference to Exhibit No. 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.26 Agreement dated May 7, 1992, between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 10.26 to the Registration Statement.

10.27          Affiliate Provider Participation Agreement dated
               September 1, 1991, between IVTx, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.12 to the Registration Statement

10.28 Amendment dated January 1993, to the Affiliate Provider Participation Agreement dated September 1, 1991, between
               IVTx and Sanus Preferred Physicians, Inc. incorporated by reference to Exhibit No. 10.22 to the Company's Annual Report on Form 10-K for the year ending 1992.

10.29 Amendment Three to the Sanus Preferred Physicians, Inc. Home Infusion Therapy Services Agreement entered into as of May 1, 1993, between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.30 Lease Agreement dated March 3, 1992, between Riverport, Inc. and Douglas Development Company--Irvine Partnership in commendam and the Company, incorporated by reference to Exhibit No. 10.21 to the Registration Statement.

10.31 First Amendment to Lease dated as of December 29, 1992, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.32 Second Amendment to Lease dated as of May 28, 1993, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.33 Third Amendment to Lease entered into as of October 15, 1993, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.69 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.34 Fourth Amendment to Lease dated as of March 24, 1994, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.35 Fifth Amendment to Lease made and entered into June 30, 1994, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.36 Sixth Amendment to Lease made and entered into January 31, 1995, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.37          Guaranty Agreement dated March 3, 1992, between Sanus Corp.
               Health Systems, Inc. and Riverport, Inc. and Douglas Development Company--Irvine Partnership in commendam,incorporated by reference to Exhibit No. 10.22 to the Registration Statement.

10.38 Confirmation of Guaranty entered into as of June 17, 1993, between Sverdrup/MDRC Joint Venture and NYLIFE HealthCare Management, Inc., incorporated by reference to Exhibit No. 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.39 Release of Guaranty of NYLIFE HealthCare Management, Inc., Guarantor of the Company's Obligations under its Lease with Riverport, Inc. and Douglas Development Company, dated May 8, 1996, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996.

10.40 Single-Tenant Lease-Net entered into as of June 30, 1993, between James M. Chamberlain,Trustee of Chamberlain Family Trust dated September 21, 1979, and the Company, incorporated by reference to Exhibit No. 10.16 to the Company's Form 10-Q for the quarter ending June 30, 1993.

10.41 First Amendment to Single-Tenant Lease-Net entered into as of November 12, 1993, by and between James M. Chamberlain, Trustee of Chamberlain Family Trust, and the Company, incorporated by reference to Exhibit No. 10.74 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.42 Guaranty Agreement entered into as of June 30, 1993, between NYLIFE HealthCare Management, Inc. and James M. Chamberlain, Trustee of Chamberlain Family Trust dated September 21, 1979, incorporated by reference to Exhibit No. 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.43 Release of Guaranty of NYLIFE HealthCare Management, Inc., Guarantor of the Company's Obligations under its Lease with Kenneth H. Dart , Trustee of Trust B of Dart Family
               Revocable Estate Trust, dated June 21, 1996, incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996.

10.44 Earth City Industrial Office/Warehouse Lease Agreement dated as of August 19, 1996, by and between the Company and Louis Siegfried Corporation, incorporated by reference to Exhibit
               No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1996.

10.45 Revolving Loan Agreement dated as of May 21, 1993, between Mercantile Bank of St. Louis N.A. and the Company, incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.46 Amendment to Revolving Loan Agreement made as of May 31, 1994, between the Company and Mercantile Bank of St. Louis N.A., incorporated by reference to Exhibit No. 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.47          Second Amendment to Revolving Loan Agreement made as of
               May 30, 1995, between the Company and Mercantile Bank of
               St. Louis N.A., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995.

10.48 Third Amendment to Revolving Loan Agreement made as of May 29, 1996, by and between the Company and Mercantile Bank of St. Louis National Association, incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996.

10.49 Revolving Loan Agreement dated November 1, 1995, between the Company and The First National Bank of Chicago, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1995.

10.50          Amendment No. 1 to Revolving Loan Agreement dated as of
               October 31, 1996, by and between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1996.

10.51** Agreement dated October 9, 1992, among the Company, FHP, Inc., FHP of Utah, Inc., FHP of New Mexico, Inc. and Employees Choice Health Option, incorporated by reference to Exhibit No. 10.42 to the Company's Annual Report on Form 10-K for the year ending 1992.

10.52 Joinder Agreement entered into as of December 31, 1994, by and between the Company and FHP of Colorado, Inc., incorporated by reference to Exhibit No. 10.84 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.53 Joinder Agreement entered into as of December 31, 1994, by and between the Company and TakeCare Health Plan, Inc., incorporated by reference to Exhibit No. 10.86 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.54 Joinder Agreement entered into as of December 31, 1994, by and between the Company and TakeCare of California, Inc., incorporated by reference to Exhibit No. 10.86 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.55 Joinder Agreement entered into as of December 31, 1994, by and between the Company and TakeCare Health Plan of Illinois, Inc., incorporated by reference to Exhibit No. 10.87 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.56 Joinder Agreement entered into as of December 31, 1994, by and between the Company and TakeCare Health Plan of Ohio, Inc., incorporated by reference to Exhibit No. 10.88 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.57 Joinder Agreement and Amendment (Great States Workers' Compensation Plans) entered into as of December 1, 1995, among the Company, Great States Insurance Company, and Great States Administrators, Inc., incorporated by reference to Exhibit No.
               10.59 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.58 Wholesale Supply Letter Agreement dated November 1, 1994, among certain affiliated operating companies of Cardinal Health, Inc. and any other subsidiary as designated by Cardinal Health, Inc. and the Company, incorporated by reference to Exhibit No. 10.89 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.59*** Express Scripts, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit No.10.23 to the Registration Statement.

10.60*** Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.24 to the Registration Statement.

10.61*** Express Scripts, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.62*** Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.63*** Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.64*** First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 9, 1996 (File No. 0-20199).

10.65*** Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan incorporated by reference to Exhibit No. 10.80 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.66*** Employment Agreement dated April 30, 1992, between the Company and Barrett A. Toan (including form of Non-Qualified Stock Option Agreement), incorporated by reference to Exhibit No. 10.25 to the Registration Statement.

10.67*** Letter Agreement amending Employment Agreement dated February 28, 1996, from the Company to Barrett A. Toan, incorporated by reference to Exhibit No. 10.51 to the Company's Annual
               Report on Form 10-K for the year ending 1995.

23.1*          Consent of Price Waterhouse LLP

27.1*          Financial Data Schedule (provided for the information of the U.S.
               Securities and Exchange Commission only)

---------------------
*     Filed herein.
**    Confidential treatment granted.
***   Management contract or compensatory plan or arrangement.
****  Confidential treatment requested.