Form 10-Q
period 1997-03-31
EXPRESS SCRIPTS INC
filed 1997-05-13
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

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

Common stock outstanding as of April 30, 1997:    8,985,180  Shares Class A
                                                  7,510,000  Shares Class B

                              EXPRESS SCRIPTS, INC.

                                      INDEX
                                                               PAGE NUMBER
Part I      Financial Information                                   3

Item 1      Financial Statements

            a)  Consolidated Balance Sheet                          3

            b)  Consolidated Statement of Operations                4

            c)  Consolidated Statement of Changes in Stockholders'
                Equity                                              5

            d)  Consolidated Statement of Cash Flows                6

            e)  Notes to Consolidated Financial Statements          7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8

Part II     Other Information

            Item 1.  Legal Proceedings - (Not Applicable)

            Item 2.  Changes in Securities - (Not Applicable)

            Item 3.  Defaults Upon Senior Securities -
                     (Not Applicable)

            Item 4.  Submission of Matters to a Vote of
                     Security Holders - (Not Applicable)

            Item 5.  Other Information - (Not Applicable)

            Item 6.  Exhibits and Reports on Form 8-K              13

Signatures                                                         14

Index to Exhibits                                                  15

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements

                              EXPRESS SCRIPTS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                       March 31      December 31
                                                                                         1997           1996
                                                                                     ----------      -----------
(IN THOUSANDS, EXCEPT SHARE DATA)
Assets
Current assets:

   Cash and cash equivalents                                                            $11,034         $25,211
   Short term investments                                                                54,837          54,388
   Receivables, less allowance for doubtful
      accounts of $2,705 and $2,335 respectively
         Unrelated Parties                                                              169,433         144,963
         Related Parties                                                                 18,459          18,842
   Inventories                                                                           27,658          17,491
   Deferred taxes and prepaid expenses                                                    2,994           2,254
                                                                                     ----------      ----------
      Total current assets                                                              284,415         263,149
Property and equipment, less accumulated
   depreciation and amortization                                                         25,777          21,447
Other assets                                                                             12,916          15,829
                                                                                     ----------      ----------
      Total assets                                                                     $323,108        $300,425
                                                                                     ==========      ==========

Liabilities and Stockholders' Equity Current liabilities:
   Claims payable                                                                      $114,264         $98,865
   Accounts payable                                                                      16,841          16,347
   Accrued expenses                                                                      20,347          19,678
                                                                                     ----------      ----------
      Total current liabilities                                                         151,452         134,890
                                                                                     ----------      ----------
   Deferred rents and taxes                                                               1,575           1,445
                                                                                     ----------      ----------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
   Class A Common Stock, $.01 par value, 30,000,000 shares authorized,
      8,978,000 and 8,974,000 shares issued and outstanding, respectively                    90              90
   Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
      7,510,000 and 7,510,000 shares issued and outstanding, respectively                    75              75
   Additional paid-in capital                                                            99,054          98,958
   Foreign currency translation adjustments                                                 (9)             (2)
   Retained earnings                                                                     77,860          70,219
                                                                                     ----------       ---------
                                                                                        177,070         169,340

   Class A Common Stock in treasury at cost,
      237,500 and 182,500 shares respectively                                           (6,989)         (5,250)
                                                                                     ----------       ---------
      Total stockholders' equity                                                        170,081         164,090
                                                                                     ==========       =========
      Total liabilities and stockholders' equity                                       $323,108        $300,425
                                                                                     ==========       =========

       See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                          March 31
                                           --------------------------------
                                             1997                   1996
                                           ---------             ----------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues                               $261,990                $168,389
                                           ---------             ----------
Cost and expenses:
   Cost of revenues                         237,298                 148,985
   Selling, general & administrative         13,298                  10,387
                                           ---------             ----------
                                            250,596                 159,372
                                           ---------             ----------
Operating income                             11,394                   9,017
                                           ---------             ----------
Other income (expense):
   Interest income                            1,259                     235
   Interest expense                            (18)                    (13)
                                           ---------             ----------
                                              1,241                     222
                                           ---------             ----------
Income before income taxes                   12,635                   9,239
Provision for income taxes                    4,994                   3,659
                                           ---------             ----------
Net income                                   $7,641                  $5,580
                                           =========             ==========

Primary earnings per share                    $0.46                   $0.36
                                           =========             ==========
Weighted average number of common
   shares outstanding during the period      16,436                  15,483
                                           =========             ==========

          See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                           Numbers of Shares                                    Amount
                      -----------------------    ----------------------------------------------------------------------------------
                                                                                           Foreign
                       Class A      Class B      Class A       Class B       Additional    currency
                       Common       Common       Common        Common        paid-in       translation       Retained      Treasury
                       Stock        Stock        Stock         Stock         capital       adjustments       Earnings      Stock
                      ----------    ---------    ----------    ---------     ----------    -------------    -----------    --------

(IN THOUSANDS)
Balance at December       8,974        7,510           $90          $75        $98,958             ($2)        $70,219
31, 1996                                                                                                                   ($5,250)

Net income for             ----         ----          ----         ----           ----             ----          7,641
three months ended
March 31, 1997

Foreign currency           ----         ----          ----         ----           ----              (7)           ----        ----
translation
adjustments

Purchase of                ----         ----          ----         ----           ----             ----           ----      (1,739)
treasury stock

Tax benefit                ----         ----          ----         ----             22             ----           ----        ----
relating to
employee stock
options

Exercise of stock             4         ----          ----         ----             74             ----           ----        ----
options
                      ----------    --------     ---------     --------      ----------    -------------    -----------   ---------
Balance at March
31, 1997                  8,978        7,510           $90          $75        $99,054             ($9)        $77,860    ($6,989)
                      ==========    =========    ==========    =========     ==========    =============    ===========   =========

                  See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                --------------------------------------
                                                                                        1997                  1996
                                                                                ---------------        ---------------
(IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                                            $7,641                 $5,580

   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                    2,087                  1,341
         Tax benefit relating to employee stock options                                      22                     92
         Changes in operating assets and liabilities:
           Receivables                                                                 (24,087)               (21,060)
           Inventories                                                                  10,167)                (4,267)
           Prepaid expenses and other assets                                              1,840                  (512)
           Claims payable                                                                15,399                 14,056
           Accounts payable and accrued expenses                                          1,293                  2,923
                                                                                ---------------          -------------
Net cash (used in) operating activities                                                 (5,972)                (1,847)
                                                                                ---------------          -------------

Cash flows from investing activities:
   Purchases of property and equipment                                                  (6,083)                (2,878)
   Short term investments                                                                 (450)                      0
                                                                                ---------------          -------------
Net cash (used in) investing activities                                                 (6,533)                (2,878)
                                                                                ---------------          -------------

Cash flows from financing activities:
   Acquisition of treasury stock                                                        (1,739)                 ----
   Exercise of stock options                                                                 74                    154
                                                                                ---------------          -------------
Net cash provided by (used in) financing activities                                     (1,665)                    154
                                                                                ---------------          -------------

Effect of foreign currency translation adjustments                                          (7)                    (32)
                                                                                ---------------          --------------

Net increase (decrease) in cash and cash equivalents                                   (14,177)                 (4,603)

Cash and cash equivalents at beginning of period                                         25,211                  11,506
                                                                                ---------------          --------------

Cash and cash equivalents at end of period                                              $11,034                  $6,903
                                                                                ===============          ==============

       See accompanying notes to consolidated financial statements.

EXPRESS SCRIPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to consolidated financial statements as included in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Consolidated Balance Sheet at March 31, 1997, the Consolidated Statement of Operations for the three months ended March 31, 1997, and 1996, the Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 1997, and the Consolidated Statement of Cash Flows for the three months ended March 31, 1997, and 1996.

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

NOTE 3 - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128 "EARNINGS PER SHARE"

     In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (FAS 128). The terms of FAS 128 are effective for all earnings per share disclosures subsequent to December 15, 1997 and requires all prior period earnings per share disclosures be restated to conform with FAS 128. FAS 128 requires a presentation of both "Basic" earnings per share and "Diluted" earnings per share. "Basic" earnings per share computes per share earnings using the weighted average number of common shares outstanding during the period, while "Diluted" earnings per share computes per share earnings in the same manner as "Basic" earnings per share plus the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. Because early adoption of FAS 128 is not allowed, the Company expects to adopt the requirements of FAS 128 subsequent to the December 15, 1997 effective date. However, had the company adopted the provision of FAS 128 at March 31, 1997, "Basic" earnings per share would have been $.47 and $.37, respectively for the periods ended March 31, 1997 and March 31, 1996, and "Diluted" earnings per share would have been $.46 and $.36, respectively for the periods ended March 31, 1997 and March 31, 1996.

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

COMPANY OVERVIEW

     The Company primarily derives its revenues from the sale of pharmacy benefit management services in the United States and Canada. The Company's net revenues include the ingredient cost of pharmaceuticals dispensed to members of health benefit plans sponsored by the Company's clients by pharmacies participating in one of the nationwide networks of retail pharmacies maintained by the Company, or by one of the Company's mail service pharmacies, unless the Company's mail service pharmacies dispense pharmaceuticals supplied by the Company's clients. In this case, as in instances where the Company only administers the contracts between its clients and their own retail pharmacy networks, the Company records only its administrative fees as net revenue. The Company also derives revenue from (i) the sale of pharmaceuticals for and the provision of infusion therapy services through its IVTx division ("IVTx"), (ii) the sale of eyeglasses and contact lenses and related administrative fees through its Express Scripts Vision Corporation and PhyNet, Inc. subsidiaries (collectively, "ESVC"), (iii) the sale of informed decision counseling services through its Express Health LineSM division, and (iv) the sale of medical information management services, which include provider profiling, disease management support services and outcomes assessments, through its Practice Patterns Science, Inc. ("PPS") subsidiary.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenues and the percentage change in the dollar amounts of such financial data for the three months ended March 31, 1997 compared to 1996.


                                               Percentage of Net Revenues            Percentage Increase
                                            ---------------------------------------------------------------
                                                     Three Months Ended              Three Months Ended
                                                          March 31                     March 31, 1997
                                            -----------------------------------
                                                   1997                1996                Over 1996
                                            ---------------------------------------------------------------

Net revenues:
  Unrelated clients                                 82.7%                80.2%                   60.4%
  Related clients                                   17.3                 19.8                    36.1
                                            ----------------------------------
  Total net revenues                               100.0                100.0                    55.6
                                            ----------------------------------

Cost and expenses:
  Cost of revenues                                  90.6                 88.4                    59.3
  Selling, general & administrative                  5.1                  6.2                    28.0
                                            ----------------------------------
                                                    95.7                 94.6                    57.2
                                            ----------------------------------

Operating income                                     4.3                  5.4                    26.4

Other income, net                                    0.5                  0.1                   459.0
                                            ----------------------------------

Income before income taxes                           4.8                  5.5                    36.8
Provision for income taxes                           1.9                  2.2                    36.5
                                            ----------------------------------
Net income                                           2.9%                 3.3%                   36.9%
                                            ==================================



FIRST QUARTER ENDED MARCH 31, 1997, COMPARED TO 1996

     NET REVENUES. Net revenues for the first quarter of 1997 increased $93,601,000, or 55.6%, compared to the first quarter of 1996. Net revenues from the Company's claims processing services and mail pharmacy services business segments increased by 56.3% this quarter, compared to the first quarter of 1996. The primary reason for this increase was a $68,821,000, or 62.7%, increase in revenues from pharmacy claims processed reflecting a 22.5% increase in the number of claims processed, and a 32.9% increase in average revenue per claim, compared to 1996. Revenue from the Company's mail pharmacy services increased
$21,867,000,   or  42.5%,   reflecting  a  35.3%   increase  in  the  number  of
prescriptions dispensed, and a 5.4% increase in the average revenue per prescription dispensed. The increase in average revenue per claim is primarily due to a shift in the mix of customers towards utilizing pharmacy networks established by the Company (for which the drug ingredient costs, dispensing fee and administrative fees are included as revenues), rather than networks arranged by the Company's clients (for which the Company records only its administrative fee as net revenue). Increases in drug costs for customers utilizing the Company's pharmacy networks also contributed to the increased revenues. These increases in revenues were, however, partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     The increase in the number of claims processed and the number of mail service pharmacy prescriptions dispensed reflects a 21.1% increase in the number of members served to approximately 10.9 million members at March 31, 1997 from approximately 9.0 million members at March 31, 1996. The percentage increase in claims processing revenues continues to exceed the percentage increase in mail service revenues, due to the additional revenue recorded as a result of the shift in the mix of business towards the Company's retail pharmacy networks and away from networks arranged by its clients, as described above, and the continued decrease in the price difference between mail pharmacy prescriptions and network pharmacy prescriptions. Management believes this trend will continue in 1997. Net revenues from the Company's vision and infusion therapy services and integrated medical and drug data analysis services increased 40.7%, compared to 1996, primarily as a result of the growth in both the number of and utilization by members who receive vision and infusion services and a greater number of clients under contract with PPS.

     COST OF REVENUES. Cost of revenues for the first quarter of 1997 increased $88,313,000, or 59.3%, compared to the first quarter of 1996. The percentage increase in cost of revenues was 3.7 percentage points greater than the increase in revenues, thus gross profit margins decreased. For claims processing services, the cost of revenue as a percentage of net revenues increased by 2.7 percentage points primarily due to the increase in the utilization of the Company's networks, as opposed to those arranged by its clients, and to lower prices offered in response to competitive pressures in the marketplace. The impact of these items is partially offset by economies of scale in the direct processing costs associated with the operations of the claims processing system. The lower mail pharmacy gross margin is primarily the result of competitive pressures causing lower prices to be offered by the Company, which is partially offset by economies of scale in the mail processing operations. The Company also experienced an overall reduction in both business segments, as a percentage of net revenues, in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs. The cost of revenue for vision and infusion therapy services increased 28.2%, principally due to costs related to the continued expansion of vision and infusion therapy service operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $2,911,000, or 28.0%, for the first quarter of 1997 compared to 1996. The primary reason for the increase was the additional expenditures incurred to expand the Company's marketing capabilities, together with increases in expenses for information systems, additional clinical programs and added costs for site and administrative support functions to enhance management of the pharmacy benefit. The Company is continuing its commitment to expand its capability to provide for future growth and enhance the level of service for its members. However, in spite of the increase, selling, general and administrative expenses, as a percentage of net revenues, decreased from 6.2% in the first quarter of 1996 to 5.1% in the comparable quarter of 1997, reflecting overall economies of scale and expense control measures in these areas of the Company's operations, as well as the effects of the shift in the mix of business towards utilization of the Company's pharmacy networks, and away from networks arranged by its clients.

     OTHER INCOME, NET. Other income, net was $1,241,000 for the first quarter of 1997 compared to $222,000 for 1996, primarily as a result of the investment of the proceeds from the sale of 1,150,000 shares of the Company's Class A Common Stock in April 1996, increased cash flow from operations and higher interest rates on invested cash balances as compared to the first quarter of 1996.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended March 31, 1997, was $4,994,000 compared to $3,659,000 in the prior year. The effective tax rate was 39.5% in 1997 compared to 39.6% for 1996.

     NET INCOME. As a result of the foregoing, net income for the quarter ended March 31, 1997, increased $2,061,000, or 36.9%, compared to 1996.

     EARNINGS PER SHARE. The Company reported earnings per share of $.46 in the first quarter of 1997 compared to $.36 in the comparable quarter of 1996, a 27.8% increase. The weighted average number of shares used in the calculations was 16,436,000 in 1997 and 15,483,000 in 1996, or an increase of 6.2%. The increase was primarily due to the April 1996 stock offering of 1,150,000 shares and the April 1996 issuance of 227,273 shares in connection with the contractual agreement with Premier, Inc. offset by the acquisition of 237,500 shares of Treasury Stock by the Company.

     LIQUIDITY AND CAPITAL RESOURCES. The Company added approximately 1 million lives during the first quarter of 1997, reaching a total of approximately 10.9 million members utilizing the Company's services at March 31, 1997. As in the past, the sizable growth in new members served during the first quarter resulted in a significant growth in receivables. In the first quarter of 1997, receivables increased $24,087,000. This increase was primarily financed by an increase in current liabilities of $16,692,000. Management expects to continue to fund a substantial portion of its future anticipated capital expenditures and net increases in non-cash working capital with operating cash flow and the short-term investments resulting from the proceeds of the public offering.

     The Company maintains a $25 million line of credit with the Mercantile Bank of St. Louis, N.A., which will expire on May 28, 1997, and a $25 million line of credit with the First National Bank of Chicago, which will expire on October 30, 1997. Both credit facilities have substantially the same terms and conditions. At March 31, 1997, there were no borrowings outstanding on either of these lines of credit.

     As of March 31, 1997, the Company had repurchased a total of 237,500 shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996. The Company's Board of Directors approved the repurchase of up to 850,000 shares, and placed no limit on the duration of the program. Purchases will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions. Management believes the Company's capital resources are sufficient to fund this program.

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

     OTHER MATTERS. In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (FAS 128). The terms of FAS 128 are effective for all earnings per share disclosures subsequent to December 15, 1997 and requires all prior period earnings per share disclosures be restated to conform with FAS 128. FAS 128 requires a presentation of both "Basic" earnings per share and "Diluted" earnings per share. "Basic" earnings per share computes per share earnings using the weighted average number of common shares outstanding during the period, while "Diluted" earnings per share computes per share earnings in the same manner as "Basic" earnings per share plus the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. Because early adoption of FAS 128 is not allowed, the Company expects to adopt the requirements of FAS 128 subsequent to the December 15, 1997 effective date. However, had the company adopted the provision of FAS 128 at March 31, 1997, "Basic" earnings per share would have been $.47 and $.37, respectively for the periods ended March 31, 1997 and March 31, 1996, and "Diluted" earnings per share would have been $.46 and $.36, respectively for the periods ended March 31, 1997 and March 31, 1996.

     On March 13, 1997, the Company announced that it had reached an agreement with RightCHOICE Managed Care, Inc. ("RightCHOICE"), a publicly held subsidiary of Blue Cross and Blue Shield of Missouri whereby the Company will provide pharmaceutical benefit management services to RightCHOICE. The three year agreement became effective March 17, 1997, and initially covers approximately 500,000 members. The agreement also offers the Company the opportunity to provide service to an additional 1.4 million members enrolled in plans sponsored or administered by organizations affiliated with RightCHOICE.

     PacifiCare Health Systems, Inc. ("PacifiCare") completed its acquisition of FHP International, Inc. ("FHP"). The Company has a contract to provide pharmacy benefit services to FHP's members (currently about 2.0 million) through December 31, 1997. While FHP is the Company's largest single client in terms of membership, its contribution to the Company's net revenues is less than 2% (due to the fact that the Company only records the fees related to administering FHP's network prescriptions and dispensing mail pharmacy prescriptions) and its contribution to the Company's earnings is substantially less than the relationship of FHP membership to total membership. PacifiCare has indicated to the Company that it will not enter into a long-term extension of the agreement; however, the Company and PacifiCare are presently engaged in discussions regarding services to be provided through 1997, and with some services potentially continuing into 1998. The Company will amortize the remaining discount on the Class A Common Stock previously issued to FHP over the remaining service period.

     IMPACT OF INFLATION. Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenue and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not adversely affected the Company.

                           PART II. OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      EXHIBITS.  See Index to Exhibits on page 18.

            (b) REPORTS ON FORM 8-K. On March 13, 1997 , the Company filed a Current Report on Form 8-K regarding a press release issued on behalf of the Company.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EXPRESS SCRIPTS, INC.
                                              (Registrant)


Date:    May 6, 1997                           By: /s/ Barrett A. Toan
                                                  Barrett A. Toan, President
                                                  and Chief Executive Officer

Date:    April 30, 1997                        By: /s/ Kurt D. Blumenthal
                                                  Kurt D. Blumenthal, Vice
                                                  President and Acting Chief
                                                  Financial Officer

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

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration
            Statement.

10.1*+      First Amendment to Amended and Restated Managed
            Prescription Drug Program Agreement and Consent to
            Assignment dated as of January 1, 1997, by and between the Company, New York Life Insurance Company and NYLCare Health Plans, Inc.

10.2*+ Managed Prescription Drug Program Agreement dated as of December 31, 1995 by and between the Company and WellPath Community Health Plan, Inc.

10.3*+ Managed Prescription Drug Program Agreement dated as of May 1, 1996 by and between the Company and NYLCare
            Health Plans of Maine, Inc.

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)


-------------------------
*   Filed herein.
+   Confidential treatment requested for certain portions of these exhibits.