Form 10-Q
period 1997-06-30
EXPRESS SCRIPTS INC
filed 1997-08-13
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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

Common stock outstanding as of July 31, 1997:     9,016,895  Shares Class A
                                                  7,510,000  Shares Class B

                              EXPRESS SCRIPTS, INC.
                                      INDEX
                                                                    PAGE NUMBER

Part I        Financial Information                                        3

              Item 1       Financial Statements

                           a)  Consolidated Balance Sheet                  3

                           b)  Consolidated Statement of Operations        4

                           c)  Consolidated Statement of Changes           5
                               in Stockholders' Equity

                           d)  Consolidated Statement of Cash Flows        6

                           e)  Notes to Consolidated Financial Statements  7

              Item 2       Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   8

              Item 3 Quantitative and Qualitative Disclosures About Market Risks - (Not Applicable)

Part II       Other Information                                           15

              Item 1       Legal Proceedings - (Not Applicable)

              Item 2       Changes in Securities - (Not Applicable)

              Item 3       Defaults Upon Senior Securities -
                           (Not Applicable)

              Item 4       Submission of Matters to a Vote of Security    15
                           Holders

              Item 5       Other Information - (Not Applicable)

              Item 6       Exhibits and Reports on Form 8-K               15

Signatures                                                                16

Index to Exhibits                                                         17

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                              EXPRESS SCRIPTS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                               June 30   December 31
                                                                                 1997       1996
                                                                            -----------  -----------
(IN THOUSANDS, EXCEPT SHARE DATA)
Assets
Current assets:
   Cash and cash equivalents                                                   $27,128      $25,211
   Short term investments                                                       56,581       54,388
   Receivables, less allowance for doubtful
      accounts of $2,604 and $2,335 respectively
         Unrelated Parties                                                     168,803      144,963
         Related Parties                                                        15,762       18,842
   Inventories                                                                  26,332       17,491
   Deferred taxes and prepaid expenses                                           3,499        2,254
                                                                            -----------   ----------
      Total current assets                                                     298,105      263,149
Property and equipment, less accumulated depreciation and amortization          26,717       21,447
Other assets                                                                    12,560       15,829
                                                                            -----------   ----------

      Total assets                                                            $337,382     $300,425
                                                                            ===========   ==========


Liabilities and Stockholders' Equity Current liabilities:
   Claims payable                                                             $120,669      $98,865
   Accounts payable                                                             18,137       16,347
   Accrued expenses                                                             18,161       19,678
                                                                            -----------   ----------
      Total current liabilities                                                156,967      134,890
                                                                            -----------   ----------
Deferred rents and taxes                                                         1,572        1,445
                                                                            -----------   ----------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
   Class A Common Stock, $.01 par value, 30,000,000 shares authorized,
      8,999,000 and 8,974,000 shares issued and outstanding, respectively           90           90
   Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
      7,510,000 and 7,510,000 shares issued and outstanding, respectively           75           75
   Additional paid-in capital                                                   99,681       98,958
   Foreign currency translation adjustments                                        (5)          (2)
   Retained earnings                                                            85,991       70,219
                                                                            -----------   ----------
                                                                               185,832      169,340

   Class A Common Stock in treasury at cost,
      237,500 and 182,500 shares respectively                                  (6,989)      (5,250)
                                                                            -----------   ----------
      Total stockholders' equity                                               178,843      164,090
                                                                            ===========   ==========
      Total liabilities and stockholders' equity                              $337,382     $300,425
                                                                            ===========   ==========

          See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                 Three Months Ended           Six Months Ended
                                                      June 30                     June 30
                                             --------------------------------------------------
                                                 1997        1996          1997         1996
                                             -----------   ---------    ----------    ---------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues                                   $300,515    $184,724      $562,505     $353,113
                                              ----------   ---------    ----------    ---------
Cost and expenses:
   Cost of revenues                             274,906     162,797       512,204      311,782
   Selling, general & administrative             13,733      12,255        27,031       22,642
                                              ----------   ---------     ---------    ---------
                                                288,639     175,052       539,235      334,424
                                              ----------   ---------    ----------    ---------
Operating income                                 11,876       9,672        23,270       18,689
                                              ----------   ---------    ----------    ---------
Other income (expense):
   Interest income                                1,303         905         2,562        1,140
   Interest expense                                (18)        (13)          (36)         (26)
                                              ----------   ---------    ----------    ---------
                                                  1,285         892         2,526        1,114
                                              ----------   ---------    ----------    ---------
Income before income taxes                       13,161      10,564        25,796       19,803
Provision for income taxes                        5,030       4,161        10,024        7,820
                                              ----------   ---------    ----------    ---------
Net income                                       $8,131      $6,403       $15,772      $11,983
                                              ==========   =========    ==========    =========

Primary earnings per share                        $0.50       $0.39         $0.96        $0.75
                                              ==========   =========    ==========    =========
Weighted average number of common
   shares outstanding during the period          16,476      16,569        16,456       16,026
                                              ==========   =========    ==========    =========

          See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                         Numbers of Shares                                            Amount
                      -------------------------------------------------------------------------------------------------------------
                                                                                    Foreign
                       Class A      Class B     Class A      Class B    Additional  currency
                       Common        Common     Common        Common    paid-in     translation    Retained   Treasury
                        Stock        Stock       Stock        Stock     capital     adjustments    Earnings   Stock
                      ----------   ---------  ----------    ---------   ----------  -----------    --------   ----------

(IN THOUSANDS)

Balance at                 8,974      7,510         $90          $75     $98,958       ($2)        $70,219    ($5,250)
December 31, 1996

Net income for six         ----       ----        ----         ----        ----        ----         15,772
months ended June
30, 1997

Foreign currency           ----       ----        ----         ----        ----         (3)         ----        ----
translation
adjustments

Purchase of                ----       ----        ----         ----        ----        ----         ----       (1,739)
treasury stock

Tax benefit                ----       ----        ----         ----         211        ----         ----        ----
relating to
employee stock
options

Exercise of stock
options                      25       ----        ----         ----         512        ----         ----        ----
                      ----------  ---------  ----------    ---------  ----------    --------    -----------    ---------
Balance at June 30,
1997                      8,999      7,510         $90          $75     $99,681        ($5)        $85,991     ($6,989)
                      ==========  =========  ==========    =========  ==========    ========    ===========    ==========


                  See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30
                                                                             --------------------------
                                                                                 1997           1996
                                                                             ------------    ----------
(IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                                    $15,772       $11,983

   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                             4,496         2,974
         Tax benefit relating to employee stock options                              211           496
         Changes in operating assets and liabilities:
            Receivables                                                         (20,760)      (24,658)
            Inventories                                                          (8,841)       (5,628)
            Prepaid expenses and other assets                                      1,174         (344)
            Claims payable                                                        21,804        14,416
            Accounts payable and accrued expenses                                    400         3,781
                                                                             ------------    ----------
Net cash provided by operating activities                                         14,256         3,020
                                                                             ------------    ----------

Cash flows from investing activities:
   Purchases of property and equipment                                           (8,916)       (5,287)
   Short term investments                                                        (2,193)      (53,441)
                                                                             ------------    ----------
Net cash (used in) investing activities                                         (11,109)      (58,728)
                                                                             ------------    ----------

Cash flows from financing activities:
   Acquisition of treasury stock                                                 (1,739)
   Proceeds from stock offerings                                                                52,595
   Exercise of stock options                                                         512         1,129
                                                                             ------------    ----------
Net cash provided by (used in) financing activities                              (1,227)        53,724
                                                                             ------------    ----------

Effect of foreign currency translation adjustments                                   (3)          (32)
                                                                             ------------    ----------

Net increase (decrease) in cash and cash equivalents                               1,917       (2,016)

Cash and cash equivalents at beginning of period                                  25,211        11,506
                                                                             ------------    ----------

Cash and cash equivalents at end of period                                       $27,128        $9,490
                                                                             ============    ==========

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Consolidated Balance Sheet at June 30, 1997, the Consolidated Statement of Operations for the three months ended June 30, 1997, and 1996, and for the six months ended June 30, 1997, and 1996, the Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 1997, and the Consolidated Statement of Cash Flows for the six months ended June 30, 1997, and 1996.

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

NOTE 3 - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO.128 "EARNINGS PER SHARE"

     In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings Per Share" (FAS 128). The terms of FAS 128 are effective for all earnings per share disclosures subsequent to December 15, 1997 and requires all prior period earnings per share disclosures be restated to conform with FAS 128. FAS 128 requires a presentation of both "Basic" earnings per share and "Diluted" earnings per share. "Basic" earnings per share computes per share earnings using the weighted average number of common shares outstanding during the period, while "Diluted" earnings per share computes per share earnings in the same manner as "Basic" earnings per share plus the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. Because early adoption of FAS 128 is not allowed, the Company expects to adopt the requirements of FAS 128 subsequent to the December 15, 1997 effective date. However, had the Company adopted the provisions of FAS 128 at January 1, 1997, "Basic" earnings per share would have been $.50 and $.40, respectively for the three month period ended June 30, 1997 and June 30, 1996, and $.97 and $.77, respectively for the six months ended June 30, 1997 and June 30, 1996. "Diluted" earnings per share would have been $.50 and $.39, respectively for the three month period ended June 30, 1997 and June 30, 1996, and $.96 and $.75, respectively for the six months ended June 30, 1997 and June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") AND RELEASES ISSUED OR STATEMENTS MADE BY THE COMPANY, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS. SUCH FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO: HEIGHTENED COMPETITION, INCLUDING INCREASED PRICE COMPETITION IN THE PHARMACY BENEFIT MANAGEMENT MARKET; THE POSSIBLE TERMINATION OF THE COMPANY'S CONTRACTS WITH CERTAIN KEY CLIENTS; CHANGES IN PRICING OR DISCOUNT PRACTICES OF PHARMACEUTICAL MANUFACTURERS; THE ABILITY OF THE COMPANY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS; COMPETITION IN THE BIDDING AND PROPOSAL PROCESS; ADVERSE RESULTS IN CERTAIN LITIGATION AND REGULATORY MATTERS; THE ADOPTION OF ADVERSE LEGISLATION OR REGULATIONS OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS; AND OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE COMMISSION.

COMPANY OVERVIEW

     The Company primarily derives its revenues from the sale of pharmacy benefit management services in the United States and Canada. The Company's net revenues include the ingredient cost of pharmaceuticals dispensed to members of health benefit plans sponsored by the Company's clients by pharmacies participating in one of the networks of retail pharmacies maintained by the Company or by one of the Company's mail service pharmacies, unless the Company's mail service pharmacies dispense pharmaceuticals supplied by the Company's clients. Where the Company only administers the contracts between its clients and their own retail pharmacy networks, or where the Company dispenses pharmaceuticals from its mail service pharmacies that are supplied by one of the Company's clients, the Company records as net revenue only the administrative or dispensing fees it receives from its activities. The Company also derives revenue from (i) the sale of pharmaceuticals for and the provision of infusion therapy services through its IVTx division ("IVTx"), (ii) the sale of eyeglasses and contact lenses and related administrative fees through its Express Scripts Vision Corporation and PhyNet, Inc. subsidiaries (collectively, "ESVC"), (iii) the sale of informed decision counseling services through its Express Health LineSM division, and (iv) the sale of medical information management services, which include provider profiling, disease management support services and outcomes assessments, through its Practice Patterns Science, Inc. ("PPS") subsidiary.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenues and the percentage change in the dollar amounts of such financial data for the three months ended June 30, 1997 compared to 1996, and the six months ended June 30, 1997 compared to 1996.


                                             Percentage of Net Revenues                                   Percentage Increase

                                      Three Months Ended         Six Months Ended     Three Months    Six Months
                                           June 30                    June 30        June 30, 1997  June 30, 1997
                                                                                       OVER 1996      OVER 1996
                                     -----------------------   --------------------
                                       1997          1996        1997        1996
                                     ---------     ---------   --------    --------
Net revenues:
  Unrelated clients                     83.7%         80.0%      83.2%       80.1%        70.3%        65.6%
  Related clients                       16.3%         20.0%      16.8%       19.9%        32.3%        34.1%
                                     ---------     ---------   --------    --------
  Total net revenues                   100.0%        100.0%     100.0%      100.0%        62.7%        59.3%
                                     =========     =========   ========    ========

Cost and expenses:
  Cost of revenues                      91.4%         88.1%      91.1%       88.3%        68.9%        64.3%
  Selling, general & administrative      4.6%          6.6%       4.8%        6.4%        12.1%        19.4%
                                      --------     ---------   --------     -------
                                        96.0%         94.7%      95.9%       94.7%        64.9%        61.2%
                                     ---------     ---------   --------    --------

Operating income                         4.0%          5.3%       4.1%        5.3%        22.8%        24.5%

Other income (net)                       0.4%          0.5%       0.5%        0.3%        44.1%       126.8%

Income before income taxes               4.4%          5.8%       4.6%        5.6%        24.6%        30.3%
Provision for income taxes               1.7%          2.3%       1.8%        2.2%        20.9%        28.2%
                                     ---------     ---------   --------    --------
Net income                               2.7%          3.5%       2.8%        3.4%        27.0%        31.6%
                                     =========     =========   ========    ========


SECOND QUARTER ENDED JUNE 30, 1997, COMPARED TO 1996

     NET REVENUES. Net revenues for the second quarter of 1997 increased $115,791,000, or 62.7% compared to the second quarter of 1996. Net revenues from the Company's claims processing services and mail pharmacy services business segments increased by 63.4% this quarter, compared to the second quarter of 1996. The primary reason for this increase was a $79,464,000 or 64.7% increase in revenues from pharmacy claims processed reflecting a 26.1% increase in membership (from approximately 9.2 million members at June 30, 1996 to approximately 11.6 million members at June 30, 1997). Pharmacy claims processed increased by 27.2%, and average revenue per claim increased by 29.5%, compared to 1996. Revenue from the Company's mail pharmacy services increased $32,494,000 or 60.4%, reflecting the effect of the increased membership noted above, a 43.1% increase in the number of prescriptions dispensed, and a 12.1% increase in the average revenue per prescription dispensed. The increase in average revenue per pharmacy claim processed is due to both a shift in the mix of customers towards utilizing pharmacy networks established by the Company (for which the drug ingredient costs, dispensing fee and administrative fees are included as revenues), rather than networks arranged by its clients (for which the Company records only its administrative fee as net revenue), and higher drug ingredient costs resulting from changes in therapeutic mix and dosage, new drugs introduced into the marketplace, and increased pricing. The increase in average revenue per prescription dispensed by the mail service pharmacies is primarily the result of the higher drug ingredient costs attributable to the foregoing factors. The percentage increase in claims processing revenues continues to exceed the percentage increase in mail service revenues, due mainly to the shift towards utilization of the Company's retail pharmacy networks, a trend that management believes will continue in 1997. Increases in revenues from the factors cited herein were partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     During the quarter, two of the Company's larger clients switched from programs wherein they would provide drug inventory to replace drugs used by the Company to fill mail order prescriptions (for which the Company only includes its dispensing fee as net revenue) to the Company's standard program whereby it purchases the inventory used to fill the prescriptions (and therefore includes the ingredient cost as well as the dispensing fee in net revenue). This switch had the effect of increasing both the mail pharmacy services revenue and cost of revenue in the quarter compared to the second quarter of 1996, but the overall effect on the Company's reported net income was not material.

     Net revenues from the Company's vision and infusion therapy services and integrated medical and drug data analysis services increased 38.2%, compared to 1996, primarily as a result of the growth in both the number of and utilization by members who receive vision and infusion services and a greater number of clients under contract with PPS.

     COST OF REVENUES. Cost of revenues for the second quarter of 1997 increased $112,109,000, or 68.9%, compared to the second quarter of 1996. The percentage increase in cost of revenues was 6.2 percentage points greater than the increase in revenues, resulting in a decrease in gross profit margins. For claims processing services, the cost of revenue as a percentage of net revenues increased by 2.9 percentage points due to both the increase in the utilization of the Company's networks, as opposed to those arranged by its clients, and to lower prices offered in response to competitive pressures in the marketplace. The lower mail pharmacy gross margin is the result of the switch by certain clients away from the replenishment program described above and lower prices being offered by the Company in response to competitive conditions in the pharmacy benefit management business. The Company also experienced an overall reduction as a percentage of net revenues in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs. The cost of revenue for vision and infusion therapy services increased 41.6%, principally due to costs related to the continued expansion of vision and infusion therapy service operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, measured as a percentage of net revenues, decreased from 6.6% in the second quarter of 1996 to 4.6% for the second quarter of 1997, reflecting overall economies of scale and expense control measures in these areas of the Company's operations, as well as the effects of the increased utilization of the Company's pharmacy networks, rather than networks arranged by its clients. Selling, general and administrative expenses did, however, increase in absolute terms by $1,478,000, or 12.1%, compared to 1996, which reflects the Company's continuing commitment to enhance its ability to manage the pharmacy benefit by investing in information systems, additional clinical programs and operational and administrative support functions.

     OTHER INCOME, NET. Other income, net was $1,285,000 for the second quarter of 1997 compared to $892,000 for 1996, primarily as a result of the investment of the proceeds from the sale of 1,150,000 shares of the Company's Class A Common Stock in April 1996 for the entire second quarter of 1997 as compared to only a portion of the second quarter of 1996, increased cash flow from operations and higher interest rates on invested cash balances.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended June 30, 1997, was $5,030,000 compared to $4,161,000 in the prior year. The effective tax rate was 38.2% in 1997 compared to 39.4% for 1996.

     NET INCOME. As a result of the foregoing, net income for the quarter ended June 30, 1997, increased $1,728,000 or 27.0% compared to 1996.

     EARNINGS PER SHARE. The Company reported earnings per share of $.50, up 28.2% from the second quarter of 1996, for which the Company reported $.39 per share. The weighted average number of shares used in the calculations was 16,476,000 in 1997 and 16,569,000 in 1996. The decrease was primarily due to the acquisition of 237,500 shares of Treasury Stock by the Company, which was partially offset by the effect of stock options included in the weighted average number of shares outstanding.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO 1996

     NET REVENUES. Net revenues increased $209,392,000, or 59.3%, for the six months ended June 30, 1997 compared to the prior period. Net revenues from the Company's claims processing services and mail pharmacy services increased 60.0% in 1997, compared to 1996. The primary reason for this increase was a $148,285,000, or 63.7%, increase in revenues from pharmacy claims processed, reflecting the membership gains previously discussed, a 24.8% increase in the number of claims processed, and a 31.1% increase in average revenue per claim, compared to 1996. Revenue from the Company's mail pharmacy services increased $54,362,000, or 51.7%, reflecting the membership gains, a 39.3% increase in the number of prescriptions dispensed, and an 8.9% increase in the average revenue per prescription dispensed. The increase in average revenue per claim is primarily due to the increased utilization of the Company's pharmacy networks and increases in drug ingredient costs (resulting from the factors cited above), and the increase in average revenue per prescription dispensed is due to the increased ingredient costs, both of which were partially offset by lower prices offered in response to competitive pressures in the marketplace. Net revenues from the Company's vision and infusion therapy services and integrated medical and drug data analysis services increased 37.4%, compared to 1996, primarily as a result of the growth in the number of members who receive vision and infusion services and a greater number of clients under contract with PPS.

     COST OF REVENUES. For the six months ended June 30, 1997, the cost of revenues increased $200,422,000 or 64.3%, compared to the prior period. The percentage increase in cost of revenues was 5.0 percentage points greater than the increase in net revenues, resulting in a decrease in gross profit margins. As with the second quarter of 1997, the main reasons for the percentage increase in the year to date cost of revenues were the shift in the mix of business towards the Company's retail pharmacy networks and away from networks arranged by its clients, and lower pricing offered as a result of competitive pressures. Fees received from drug manufactures in connection with the Company's drug purchasing and formulary management programs decreased as a percentage of net revenues for the period, compared to 1996. The cost of revenue for vision and infusion therapy services increased 35.2%, principally due to costs related to the continued expansion of vision and infusion therapy service operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, measured as a percentage of net revenues, decreased from 6.4% for the first six months of 1996 to 4.8% for the comparable period of 1997, reflecting overall economies of scale and expense control measures in these areas as well as the effect of the increased utilization of the Company's pharmacy networks. Selling, general and administrative expenses did, however, increase in absolute terms by $4,389,000, or 19.4%, for the first six months of 1997 compared to 1996, primarily due to additional expenditures incurred to market the Company's products and services, together with increased expenses for information systems, additional clinical programs and added costs for operational and administrative support functions to enhance management of the pharmacy benefit, all of which reflect the Company's commitment to continue to expand its capability to provide for future growth and enhance the level of service for its members.

     OTHER INCOME, NET. Other income, net was $2,526,000 for the first six months of 1997 compared to $1,114,000 for 1996, partially due to higher interest rates but primarily due to higher invested cash balances in 1997, resulting from the proceeds of the stock offering completed in April 1996, and increased cash flow from operations.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 1997, was $10,024,000 compared to $7,820,000 in the prior year. The effective tax rate was 38.9% in 1997 compared to 39.5% for 1996.

     NET INCOME. As a result of the foregoing, net income for the six months ended June 30, 1997, increased $3,789,000, or 31.6%, compared to 1996.

     EARNINGS PER SHARE. The Company reported earnings per share of $.96 for the first six months of 1997 compared to $.75 for the comparable period of 1996, a 28.0% increase. The weighted average number of shares used in the calculations were 16,456,000 and 16,026,000, respectively. The increase was due to the shares from the April 1996 stock offering being outstanding for the full six month period in 1997 compared to only a portion of the comparable six month period for 1996. The additional shares issued in the 1996 offering were partially offset by treasury stock acquired in late 1996 and early 1997 pursuant to the Company's stock repurchase program.

     LIQUIDITY  AND CAPITAL  RESOURCES.  The  Company  added  approximately  1.7 million lives during the first six months of 1997, reaching a total of approximately 11.6 million members utilizing the Company's services at June 30, 1997, and subsequently added approximately 400,000 additional members on July 1, 1997, bringing the total membership to approximately 12.0 million. As in the past, the sizable growth in new members served and related revenues during the first six months resulted in a growth in receivables. In the first six months of 1997, receivables increased $20,760,000. This increase was financed by an increase in current liabilities of $22,077,000. Management expects to continue to fund a substantial portion of its future anticipated capital expenditures and net increases in non-cash working capital with operating cash flow and, if necessary, the short-term investments resulting from the proceeds of the public offering.

     The Company maintains a $25 million line of credit with the Mercantile Bank National Association, which was renewed for one year on May 29, 1997, and a $25 million line of credit with the First National Bank of Chicago, which will expire on October 30, 1997. Both credit facilities have substantially the same terms and conditions. At June 30, 1997, there were no borrowings outstanding on either of these lines of credit.

     As of June 30, 1997, the Company had repurchased a total of 237,500 shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996. The Company's Board of Directors approved the repurchase of up to 850,000 shares, and placed no limit on the duration of the program. Purchases will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions. Management believes the Company's capital resources are sufficient to fund this program.

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

     OTHER MATTERS. In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (FAS 128). The terms of FAS 128 are effective for all earnings per share disclosures subsequent to December 15, 1997 and requires all prior period earnings per share disclosures be restated to conform with FAS 128. FAS 128 requires a presentation of both "Basic" earnings per share and "Diluted" earnings per share. "Basic" earnings per share computes per share earnings using the weighted average number of common shares outstanding during the period, while "Diluted" earnings per share computes per share earnings in the same manner as "Basic" earnings per share plus the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. Because early adoption of FAS 128 is not allowed, the Company expects to adopt the requirements of FAS 128 subsequent to the December 15, 1997 effective date. However, had the company adopted the provision of FAS 128 at January 1, 1997, "Basic" earnings per share would have been $.50 and $.40, respectively for the three month period ended June 30, 1997 and June 30, 1996, and $.97 and $.77, respectively for the six months ended June 30, 1997 and June 30, 1996. "Diluted" earnings per share would have been $.50 and $.39, respectively for the three month period ended June 30, 1997 and June 30, 1996, and $.96 and $.75, respectively for the six months ended June 30, 1997 and June 30, 1996.

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

     PacifiCare Health Systems, Inc. ("PacifiCare") completed its acquisition of FHP International, Inc. ("FHP"). The Company has a contract to provide pharmacy benefit services to FHP's members (currently about 1.7 million) through December 31, 1997. While FHP is the Company's largest single client in terms of membership, its contribution to the net revenues is less than 2% (due to the fact that the Company only records the fees related to administering FHP's network prescriptions and, prior to May 1, 1997, dispensing mail pharmacy prescriptions) and its contribution to the Company's earnings is substantially less than the relationship of FHP membership to total membership. PacifiCare has indicated to the Company that it will not enter into a long-term extension of the agreement and has reached an agreement with the Company to phase-out the membership starting in July, 1997 and continuing through April, 1998, with approximately 10% of the members leaving by December 31, 1997. The Company will amortize the remaining discount on the Class A Common Stock previously issued to FHP over the remaining period of service to the applicable members.

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

         (a)      The annual meeting of stockholders was held on May 28, 1997.

         (b) The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified:

                                  Howard Atkins
                              Bernard N. Del Bello
                             Richard M. Kernan, Jr.
                               Richard A. Norling
                              Frederick J. Sievert
                               Stephen N. Steinig
                                Seymour Sternberg
                                 Barrett A. Toan
                                Howard L. Waltman
                                 Norman Zachary

         (c)      The stockholder vote for each director was as follows:

                                                    Votes        Votes
                                                  Cast For     Withheld
                                                ------------   ---------

                     Howard Atkins               83,570,115      71,121
                     Bernard N. Del Bello        83,571,653      69,583
                     Richard M. Kernan, Jr.      83,571,055      70,181
                     Richard A. Norling          83,571,153      70,083
                     Frederick J. Sievert        83,571,055      70,181
                     Stephen N. Steinig          83,571,155      70,081
                     Seymour Sternberg           83,571.653      69,583
                     Barrett A. Toan             83,571,653      69,583
                     Howard L. Waltman           83,571,055      70,181
                     Norman Zachary              83,571.153      70,083


                  The stockholders also voted to:

                  (1) Ratify the appointment of Price Waterhouse as the Company's independent accountants for the Company's current fiscal year (83,593,732 affirmative votes; 6,605 negative votes; 40,899 abstention votes);

                  (2) Approve the First Amendment to the Company's Amended and Restated 1994 Stock Option Plan for (83,392,611 affirmative votes; 166,054 negative votes; 57,314 abstention votes).


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBITS.  See Index to Exhibits on page 17.

                  (b) REPORTS ON FORM 8-K. On May 1, 1997, the Company filed a Current Report on Form 8-K regarding a press release issued on behalf of the Company.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EXPRESS SCRIPTS, INC.
                                  (Registrant)


Date:    August 12, 1997          By:      /S/ BARRETT A. TOAN
                                       ------------------------------
                                       Barrett A. Toan, President and
                                       Chief Executive Officer

Date:    August 12, 1997          By:     /S/ KURT D. BLUMENTHAL
                                       ------------------------------
                                       Kurt D. Blumenthal, Vice
                                       President and Acting Chief
                                       Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number      Exhibit
-------     -------

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

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration
            Statement.

10.1* Fourth Amendment to Revolving Loan Agreement made as of May 29, 1997, by and between the Company and Mercantile Bank National Association, formerly known as Mercantile Bank of St. Louis National Association.

10.2** First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 16, 1997 (File No. 0-20199).

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)


*     Filed herein.
**   Management contract or compensatory plan or arrangement.