Form 10-Q
period 1997-09-30
EXPRESS SCRIPTS INC
filed 1997-11-13
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Common stock outstanding as of October 31, 1997:    9,205,895  Shares Class A
                                                    7,510,000  Shares Class B

                              EXPRESS SCRIPTS, INC.
                                      INDEX

                                                                  PAGE NUMBER

Part I     Financial Information                                        3

           Item 1.  Financial Statements

                    a)  Consolidated Balance Sheet                      3

                    b)  Consolidated Statement of Operations            4

                    c)  Consolidated Statement of Changes
                        in Stockholders' Equity                         5

                    d)  Consolidated Statement of Cash Flows            6

                    e)  Notes to Consolidated Financial Statements      7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 9

           Item 3. Quantitative and Qualitative Disclosures About Market Risks - (Not Applicable)

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

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                              EXPRESS SCRIPTS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                   SEPTEMBER 30        DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE DATA)                                                      1997                1996
---------------------------------                                               ----------------     ---------------
Assets
Current assets:

    Cash and cash equivalents                                                            $45,742             $25,211
    Short term investments                                                                57,172              54,388
    Receivables, less allowance for doubtful
       accounts of $2,604 and $2,335 respectively
           Unrelated parties                                                             188,882             144,963
           Related parties                                                                13,742              18,842
    Inventories                                                                           20,758              17,491
    Deferred taxes and prepaid expenses                                                    3,066               2,254
                                                                                -----------------     ---------------
       Total current assets                                                              329,362             263,149
Property and equipment, less accumulated depreciation and amortization                    26,797              21,447
Other assets                                                                              12,275              15,829
                                                                                -----------------     ---------------

       Total assets                                                                     $368,434            $300,425
                                                                                =================     ===============


Liabilities and Stockholders' Equity
Current liabilities:
    Claims payable                                                                      $132,492             $98,865
    Accounts payable                                                                      20,267              16,347
    Accrued expenses                                                                      21,554              19,678
                                                                                -----------------     ---------------
       Total current liabilities                                                         174,313             134,890
                                                                                -----------------     ---------------
Deferred rents and taxes                                                                   1,180               1,445
                                                                                -----------------     ---------------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
    Class A Common Stock, $.01 par value, 30,000,000 shares authorized,
      9,200,000 and 8,974,000 shares issued and outstanding, respectively                     92                  90
    Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
      7,510,000 and 7,510,000 shares issued and outstanding, respectively                     75                  75
   Additional paid-in capital                                                            105,159              98,958
   Foreign currency translation adjustments                                                                      (2)
                                                                                               -
   Retained earnings                                                                      94,604              70,219
                                                                                -----------------     ---------------
                                                                                         199,930             169,340
   Class A Common Stock in treasury at cost,
      237,500 and 182,500 shares respectively                                            (6,989)             (5,250)
                                                                                -----------------     ---------------
           Total stockholders' equity                                                    192,941             164,090
                                                                                -----------------     ---------------
           Total liabilities and stockholders' equity                                   $368,434            $300,425
                                                                                =================     ===============

          See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30                  SEPTEMBER 30
                                            --------------------------       -----------------------
 (IN THOUSANDS, EXCEPT PER SHARE DATA)         1997            1996             1997          1996
                                            -----------   ------------       ----------    ---------

Net revenues                                  $319,937       $194,324         $882,442     $547,437
                                            -----------   ------------       ----------    ---------
Cost and expenses:
  Cost of revenues                             291,590        172,316          803,794      484,098
  Selling, general & administrative             15,758         11,668           42,789       34,310
                                            -----------   ------------       ----------    ---------
                                               307,348        183,984          846,583      518,408
                                            -----------   ------------       ----------    ---------
Operating income                                12,589         10,340           35,859       29,029
                                            -----------   ------------       ----------    ---------
Other income (expense):
  Interest income                                1,609          1,117            4,171        2,256
  Interest expense                                (29)           (13)             (65)         (38)
                                            -----------   ------------       ----------    ---------
                                                 1,580          1,104            4,106        2,218
                                            -----------   ------------       ----------    ---------
Income before income taxes                      14,169         11,444           39,965       31,247
Provision for income taxes                       5,556          4,430           15,580       12,250
                                            -----------   ------------       ----------    ---------
Net income                                      $8,613         $7,014          $24,385      $18,997
                                            ===========   ============       ==========    =========

Primary earnings per share                       $0.52          $0.42            $1.48        $1.17
                                            ===========   ============       ==========    =========

Weighted average number of common
  shares outstanding during the period          16,593         16,739           16,503       16,263
                                            ===========   ============       ==========    =========

          See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                          NUMBER OF SHARES                                   AMOUNT
                                        --------------------    -------------------------------------------------------------------
                                                                                                 Foreign
                                          Class A    Class B   Class A   Class B   Additional    currency
                                          Common     Common    Common    Common     paid-in    translation  Retained     Treasury
(IN THOUSANDS)                            Stock      Stock     Stock     Stock      capital    adjustments   Earnings      Stock
--------------                          ---------  ---------  --------- ---------- ----------- -----------   ----------  ----------
Balance at December 31, 1996               8,974      7,510        $90        $75     $98,958          ($2)    $70,219     ($5,250)

Net income for nine months ended
  September 30, 1997                                                                                            24,385

Foreign currency translation adjustments                                                                  2

Purchase of treasury stock                                                                                                  (1,739)

Tax benefit relating to employee stock options                                          2,855

Exercise of stock options                    226                     2                  3,346
                                        ---------  ---------  --------- ---------- ----------- ------------- ----------  -----------

Balance at September 30, 1997              9,200      7,510        $92        $75    $105,159            $0    $94,604     ($6,989)
                                        =========  =========  ========= ========== =========== ============= ==========  ===========

          See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                               ----------    ---------
 (IN THOUSANDS)                                                   1997          1996
---------------                                                ----------    ---------
Cash flows from operating activities:
     Net income                                                  $24,385      $18,997

     Adjustments to reconcile net income to net cash
     provided by (used in)operating activities:
        Depreciation and amortization                              6,924        4,744
        Tax benefit relating to employee stock options             2,855          510
        Changes in operating assets and liabilities:
           Receivables                                          (38,819)     (41,394)
           Inventories                                           (3,267)      (8,098)
           Prepaids expenses and other assets                      1,290        (706)
           Claims payable                                         33,627       22,643
           Accounts payable and accrued expenses                   5,531        7,341
                                                               ----------    ---------
Net cash provided by operating activities                         32,526        4,037
                                                               ----------    ---------

Cash flows from investing activities:
     Purchases of property and equipment                        (10,822)      (7,844)
     Short term investment                                       (2,784)     (53,831)
                                                               ----------    ---------
Net cash (used in) investing activities                         (13,606)     (61,675)
                                                               ----------    ---------

Cash flows from financing activities:
     Acquisition of treasury stock                               (1,739)
     Proceeds from stock offerings                                             52,592
     Exercise of stock options                                     3,348        1,137
                                                               ----------    ---------
Net cash provided by financing activities                          1,609       53,729
                                                               ----------    ---------

Effect of foreign currency translation adjustments                     2            4
                                                               ----------    ---------

Net increase (decrease) in cash and cash equivalents              20,531      (3,905)

Cash and cash equivalents at beginning of period                  25,211       11,506
                                                               ----------    ---------

Cash and cash equivalents at end of period                       $45,742       $7,601
                                                               ==========    =========

          See accompanying notes to consolidated financial statements

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Consolidated Balance Sheet at September 30, 1997, the Consolidated Statement of Operations for the three months ended September 30, 1997, and 1996, and for the nine months ended September 30, 1997, and 1996, the Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1997, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1997, and 1996.

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

NOTE 3 - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128 "EARNINGS PER SHARE"

     In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings Per Share" (FAS 128). The terms of FAS 128 are effective for all earnings per share disclosures subsequent to December 15, 1997 and requires all prior period earnings per share disclosures be restated to conform with FAS 128. FAS 128 requires a presentation of both "Basic" earnings per share and "Diluted" earnings per share. "Basic" earnings per share computes per share earnings using the weighted average number of common shares outstanding during the period, while "Diluted" earnings per share computes per share earnings in the same manner as "Basic" earnings per share plus the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. Because early adoption of FAS 128 is not allowed, the Company expects to adopt the requirements of FAS 128 subsequent to the December 15, 1997 effective date. However, had the Company adopted the provisions of FAS 128 at January 1, 1997, "Basic" earnings per share would have been $.53 and $.44 respectively for the three month period ended September 30, 1997 and September 30, 1996, and $1.49 and $1.19, respectively for the nine months ended September 30, 1997 and September 30, 1996. "Diluted" earnings per share would have been

$.52 and $.42, respectively for the three month period ended September 30, 1997 and September 30, 1996, and $1.48 and $1.17, respectively for the nine months ended September 30, 1997 and September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") AND RELEASES ISSUED OR STATEMENTS MADE BY THE COMPANY, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS. SUCH FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO: HEIGHTENED COMPETITION, INCLUDING INCREASED PRICE COMPETITION IN THE PHARMACY BENEFIT MANAGEMENT BUSINESS; THE POSSIBLE TERMINATION OF THE COMPANY'S CONTRACTS WITH CERTAIN KEY CLIENTS; CHANGES IN PRICING OR DISCOUNT PRACTICES OF PHARMACEUTICAL MANUFACTURERS; THE ABILITY OF THE COMPANY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS; COMPETITION IN THE BIDDING AND PROPOSAL PROCESS; ADVERSE RESULTS IN CERTAIN LITIGATION AND REGULATORY MATTERS; THE ADOPTION OF ADVERSE LEGISLATION OR REGULATIONS OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS; RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW PRODUCTS; AND OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE COMMISSION.

COMPANY OVERVIEW

     The Company primarily derives its revenues from the sale of pharmacy benefit management services in the United States and Canada. The Company's net revenues include ingredient cost of pharmaceuticals dispensed to members of health benefit plans sponsored by the Company's clients by pharmacies participating in one of the networks of retail pharmacies maintained by the Company or by one of the Company's mail service pharmacies, unless the Company's mail service pharmacies dispense pharmaceuticals supplied by the Company's clients. Where the Company only administers the contracts between its clients and their own retail pharmacy networks, or where the Company dispenses pharmaceuticals from its mail service pharmacies that are supplied by one of the Company's clients, the Company records as net revenue only the administrative or dispensing fees it receives from its activities. The Company also derives revenue from (i) the sale of pharmaceuticals for and the provision of infusion therapy services through its IVTx division ("IVTx"), (ii) the sale of eyeglasses and contact lenses and related administrative fees through its Express Scripts Vision Corporation and PhyNet, Inc. subsidiaries (collectively, "ESVC"), (iii) the sale of informed decision counseling services through its Express Health LineSM division, and (iv) the sale of medical information management services, which include provider profiling, disease management support services and outcomes assessments, through its Practice Patterns Science, Inc. ("PPS") subsidiary.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenue and the percentage change in the dollar amounts of such financial data for the three months ended September 30, 1997 compared to 1996, and the nine months ended September 30, 1997 compared to 1996.


                                        Three Months Ended      Nine Months Ended     Three Months      Nine Months
                                           September 30           September 30       Sept. 30, 1997    Sept. 30, 1997
                                      ---------------------------------------------
                                         1997        1996       1997        1996        Over 1996        Over 1996
                                      --------------------------------------------------------------------------------

Net revenues:
  Unrelated clients                         82.8       79.6       83.1         79.9             71.2              67.5
  Related clients                           17.2       20.4       16.9         20.1             39.1              35.9
                                      ---------------------------------------------
  Total net revenues                       100.0      100.0      100.0        100.0             64.6              61.2

Cost and expenses:
  Cost of revenues                          91.2       88.7       91.1         88.4             69.2              66.0
  Selling, general & administrative          4.9        6.0        4.8          6.3             35.1              24.7
                                      ----------------------------------------------
                                            96.1       94.7       95.9         94.7             67.1              63.3
                                      ----------------------------------------------

Operating income                             3.9        5.3        4.1          5.3             21.8              23.5

Other income (net)                            .5         .6         .4           .4             43.1              85.1
                                      ---------------------------------------------

Income before income taxes                   4.4        5.9        4.5          5.7             23.8              27.9
Provision for income taxes                   1.7        2.3        1.7          2.2             25.4              27.2
                                      ---------------------------------------------

Net income                                   2.7        3.6        2.8          3.5             22.8              28.4
                                      =============================================

THIRD QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO 1996

     NET REVENUES. Net revenues for the third quarter of 1997 increased $125,613,000, or 64.6%, compared to the third quarter of 1996. Net revenues from the Company's claims processing services and mail pharmacy services business segments increased 65.4% this quarter, compared to the third quarter of 1996. The primary reason for this increase was a $82,592,000, or 63.8% increase in revenues from pharmacy claims processed, reflecting a 28.4% increase in membership (from approximately 9.5 million members at September 30, 1996 to approximately 12.2 million members at September 30, 1997). Pharmacy claims processed increased by 30.0%, and average revenue per claim increased by 26.0%, compared to 1996. Revenue from the Company's mail pharmacy services increased $38,995,000, or 69.2%, reflecting the effect of the increased membership noted above, a 46.6% increase in the number of prescriptions dispensed, and a 15.4% increase in the average revenue per prescription dispensed. The increase in average revenue per pharmacy claim processed is due to two factors: (1) a shift in the mix of customers towards utilizing pharmacy networks established by the Company (for which the drug ingredient costs, dispensing fee and administrative fees are included as revenues) and away from networks arranged by its clients (for which the Company records only its administrative fee as net revenue); and
(2) higher drug ingredient costs resulting from changes in therapeutic mix and dosage, new drugs introduced into the marketplace, and increased pricing. The increase in average revenue per prescription dispensed by the mail service pharmacies is primarily the result of the higher drug ingredient costs attributable to the foregoing factors. During the quarter, the percentage increase in revenue from the mail pharmacy operations exceeded the percentage increase in revenue from the claims processing operations due to the addition of new clients with higher mail utilization during the third quarter of 1997 and the fact that, during the second quarter of 1997, two of the Company's larger clients switched from programs in which they would provide drug inventory to replenish drugs used by the Company to fill mail service prescriptions (for which the Company only includes its dispensing fee as net revenue) to the Company's standard program in which it purchases the inventory used to fill the prescriptions (and therefore includes the ingredient cost as well as the dispensing fee in net revenue). This switch had the effect of increasing both the mail pharmacy services revenue and cost of revenue in this quarter compared to the third quarter of 1996. The overall effect on the Company's reported net income for this quarter was not material. Increases in revenues from the factors cited herein were partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     Net revenues from the Company's vision and infusion therapy services and integrated medical and drug data analysis services increased 34.3%, compared to 1996, primarily as a result of the growth in both the number of and utilization by members who receive vision and infusion services and a greater number of clients under contract with PPS.

     COST OF REVENUES. Cost of revenues for the third quarter of 1997 increased $119,274,000, or 69.2%, compared to the third quarter of 1996. The percentage increase in cost of revenues was 4.6 percentage points greater than the increase in revenues, resulting in a decrease in gross profit margins. For claims processing services, the cost of revenue as a percentage of net revenue increased by 2.6 percentage points due to both the increase in the utilization of the Company's networks, as opposed to those arranged by its clients, and to lower prices offered in response to competitive pressures in the marketplace. The mail pharmacy gross margin decreased by 4.6 percentage points as the result of the switch by certain clients away from the replenishment program described above and lower prices being offered by the Company in response to competitive conditions in the pharmacy benefit management business. The Company also experienced an overall reduction as a percentage of net revenues in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs. The decrease in gross margin in both the claims processing and mail pharmacy services was partially offset by lower direct processing costs as a result of the economies of scale for both these operations. The cost of revenue for vision and infusion therapy services increased 36.0% principally due to costs related to the continued expansion of vision and infusion therapy service operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, measured as a percentage of net revenues, decreased from 6.0% in the third quarter of 1996 to 4.9% for the third quarter of 1997. This decrease was the result of overall economies of scale and expense control measures in these areas of the Company's operations, as well as the impact of comparably higher revenues from the increased utilization of the Company's pharmacy networks and the switch in mail pharmacy services from the replenishment programs. Selling, general and administrative expenses increased in absolute terms by $4,090,000, or 35.1%, compared to 1996, which reflects the Company's continuing commitment to enhance its ability to manage the pharmacy benefit by investing in information systems, additional clinical programs, increased marketing efforts and operational and administrative support functions.

     OTHER INCOME, NET. Other income, net was $1,580,000 for the third quarter of 1997 compared to $1,104,000 for 1996, primarily as a result of increased cash flow from operations and higher interest rates on invested cash balances.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended September 30, 1997, was $5,556,000 compared to $4,430,000 in the prior year. The effective tax rate was 39.2% in 1997 compared to 38.7% for 1996.

     NET INCOME. As a result of the foregoing, net income for the quarter ended September 30, 1997, increased $1,599,000, or 22.8%, compared to 1996.

     EARNINGS PER SHARE. The Company reported earnings per share of $.52, up 23.8% from the third quarter of 1996, for which the Company reported $.42 per share. The weighted average number of shares used in the calculations was 16,593,000 in 1997 and 16,739,000 in 1996. The decrease was primarily due to the acquisition of 237,500 shares of Treasury Stock by the Company, which was partially offset by the effect of stock options included in the weighted average number of shares outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO 1996

     NET REVENUES. Net revenues increased $335,005,000, or 61.2% for the nine months ended September 30, 1997 compared to the prior period. Net revenues from the Company's claim processing services and mail pharmacy services increased 61.9% in 1997, compared to 1996. The primary reason for this increase was a $230,877,000, or 63.7% increase in revenues from pharmacy claims processed, reflecting the membership gains previously discussed, a 26.6% increase in the number of claims processed, and a 29.3% increase in average revenue per claim, compared to 1996. Revenue from the Company's mail pharmacy services increased $93,357,000, or 57.8% reflecting the membership gains, a 41.8% increase in the number of prescriptions dispensed, and an 11.3% increase in the average revenue per prescription dispensed. The increase in average revenue per claim is primarily due to the increased utilization of the Company's pharmacy networks and increases in drug ingredient costs (resulting from the factors cited above), and the increase in average revenue per prescription dispensed is due to the increased ingredient costs, including the effect of discontinuing the replenishment program, both of which were partially offset by lower prices offered in response to competitive pressures in the marketplace. Net revenues from the Company's vision and infusion therapy services and integrated medical and drug data analysis services increased 36.3%, compared to 1996, primarily as a result of the growth in the number of members who receive vision and infusion services and a greater number of clients under contract with PPS.

     COST OF REVENUES. For the nine months ended September 30, 1997, the cost of revenues increased $319,696,000, or 66.0%, compared to the prior period. The percentage increase in cost of revenues was 4.8 percentage points greater than the increase in net revenues, resulting in a decrease in gross profit margins. As with the third quarter of 1997, the main reasons for the percentage increase in the year to date cost of revenues were the shift in the mix of business towards the Company's retail pharmacy networks and the switch in mail service from the replenishment programs plus lower pricing offered as a result of competitive pressures. Fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs decreased as a percentage of net revenues for the period, compared to 1996. The cost of revenue for vision and infusion therapy services increased 35.5%, principally due to costs related to the continued expansion of vision and infusion therapy service operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, measured as a percentage of net revenues, decreased from 6.3% for the first nine months of 1996 to 4.8% for the comparable period of 1997, reflecting overall economies of scale and expense control measures in these areas as well as the effect of the increased utilization of the Company's pharmacy networks. Selling, general and administrative expenses did, however, increase in absolute terms by $8,479,000, or 24.7%, for the first nine months of 1997 compared to 1996, primarily due to additional expenditures incurred to market the Company's products and services, together with increased expenses for information systems, additional clinical programs and added costs for marketing and operational and administrative support functions to enhance management of the pharmacy benefit, all of which reflect the Company's commitment to continue to expand its capability to provide for future growth and enhance the level of service for its members.

     OTHER INCOME, NET. Other income, net was $4,106,000 for the first nine months of 1997 compared to $2,218,000 for 1996, partially due to higher interest rates but primarily due to higher invested cash balances in 1997, resulting from the proceeds of the stock offering completed in April 1996, and increased cash flow from operations.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 1997, was $15,580,000 compared to $12,250,000 in the prior year. The effective tax rate was 39.0% in 1997 compared to 39.2% for 1996.

     NET INCOME. As a result of the foregoing, net income for the nine months ended September 30, 1997, increased $5,388,000, or 28.4%, compared to 1996.

     EARNINGS PER SHARE. The Company reported earnings per share of $1.48 for the first nine months of 1997 compared to $1.17 for the comparable period of 1996, a 26.5% increase. The weighted average number of shares used in the calculations were 16,503,000 and 16,263,000, respectively. The increase was due to the shares from the April 1996 stock offering being outstanding for the full nine month period of 1997 compared to only a portion of the comparable nine month period for 1996. The additional shares issued in the 1996 offering were partially offset by treasury stock acquired in late 1996 and early 1997 pursuant to the Company's stock repurchase program.

     LIQUIDITY AND CAPITAL RESOURCES. The Company added approximately 2.1 million lives during the first nine months of 1997, reaching a total of 12.2 million members utilizing the Company's services at September 30, 1997, and subsequently added approximately 100,000 additional members on October 1, 1997, bringing the total membership to approximately 12.3 million. As in the past, the sizable growth in new members served and related revenues during the first nine months resulted in a growth in receivables. In the first nine months of 1997, receivables increased $38,819,000. This increase was financed by an increase in current liabilities of $39,423,000. Management expects to continue to fund a substantial portion of its future anticipated capital expenditures and net increases in non-cash working capital with operating cash flow, and if necessary, short-term investments resulting from the proceeds of the public offering.

     The Company maintains a $25 million line of credit with the Mercantile Bank National Association, which was renewed for one year on May 29, 1997. The Company has allowed a second line of credit in the amount of $25 million to lapse while it negotiates new terms. At September 30, 1997, there were no borrowings outstanding.

     As of September 30, 1997, the Company had repurchased a total of 237,500 shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996. The Company's Board of Directors approved the repurchase of up to 850,000 shares, and placed no limit on the duration of the program. Purchases will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions. Management believes the Company's capital resources are sufficient to fund this program.

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

     OTHER MATTERS. In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (FAS 128). The terms of FAS 128 are effective for all earnings per share disclosures subsequent to December 15, 1997 and requires all prior period earnings per share disclosures to be restated to conform with FAS 128. FAS 128 requires a presentation of both "Basic" earnings per share and "Diluted" earnings per share. "Basic" earnings per share computes per share earnings using the weighted average number of common shares outstanding during the period, while "Diluted" earnings per share computes per share earnings in the same manner as "Basic" earnings per share plus the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. Because early adoption of FAS 128 is not allowed, the Company expects to adopt the requirements of FAS 128 subsequent to the December 15, 1997 effective date. However, had the Company adopted the provision of FAS 128 at January 1, 1997, "Basic" earnings per share would have been $.53 and $.44, respectively for the three month period ended September 30, 1997 and September 30, 1996, and $1.49 and $1.19, respectively for the nine months ended September 30, 1997 and September 30, 1996. "Diluted" earnings per share would have been $.52 and $.42, respectively for the three month period ended September 30, 1997 and September 30, 1996, and $1.48 and $1.17, respectively for the nine months ended September 30, 1997 and September 30, 1996.

     On March 13, 1997, the Company announced that it had reached an agreement with RightCHOICE Managed Care, Inc. ("RightCHOICE"), a publicly held subsidiary of Blue Cross and Blue Shield of Missouri whereby the Company will provide pharmaceutical benefit management service to RightCHOICE. The three year agreement became effective March 17, 1997, and initially covers approximately 500,000 members. The agreement also offers the Company the opportunity to provide service to an additional 1.4 million members enrolled in plans sponsored or administered by organizations affiliated with RightCHOICE.

     PacifiCare Health Systems, Inc. ("PacifiCare") recently completed its acquisition of FHP International, Inc. ("FHP"). The Company has a contract to provide pharmacy benefit services to FHP's members (currently about 1.7 million) through December 31, 1997. While FHP is the Company's largest single client in terms of membership, its contribution to the net revenues is less than 2% (due to the fact that the Company only records the fees related to administering FHP's network prescriptions and, prior to May 1, 1997, dispensing mail pharmacy prescriptions), and its contribution to the Company's earnings is substantially less than the relationship of FHP membership to total membership. PacifiCare has indicated to the Company that it will not enter into a long-term extension of the agreement and has reached an agreement with the Company to phase-out the membership starting in July 1997 and continuing through April 1998, with approximately 10% of the members leaving by December 31, 1997. The Company will amortize the remaining discount on the Class A Common Stock previously issued to FHP over the remaining period of service to the applicable members.

     During the quarter, the Company announced that ESI Canada, Inc., the Company's Canadian subsidiary, will provide PBM services to First Canadian Health Management Corporation, Inc., a subsidiary of Aetna Life Insurance
Company of Canada. The program for which services will be provided covers 640,000 registered Indians and Inuit in Canada, and will commence on July 1, 1998 and run through June 30, 2003.

     On November 12, 1997, the Company entered into an agreement with Wal-Mart Stores, Inc. whereby the Company will provide pharmacy benefit management services for pharmacy programs managed by Wal-Mart. The two year agreement will be implemented over the next several months.

     IMPACT OF INFLATION. Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenues and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not adversely affected the Company.

                           PART II. OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS.  See Index to Exhibits on page 18.

          (b) REPORTS ON FORM 8-K. On November 4, 1997, the Company filed a current Report on Form 8-K regarding a press release issued on behalf of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EXPRESS SCRIPTS, INC.
                                  (Registrant)


Date:    November 13, 1997        By: /s/ Barrett A. Toan
                                     Barrett A. Toan, President and
                                     Chief Executive Officer

Date:    November 13, 1997        By: /s/ Kurt D. Blumenthal
                                     Kurt D. Blumenthal, Vice President and
                                     Acting Chief Financial Officer

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

3.3*          Second Amended and Restated Bylaws

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration Statement.

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).

-------------------
*Filed herein