Form 10-K
period 1997-12-31
EXPRESS SCRIPTS INC
filed 1998-03-27
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

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
  (State or other jurisdiction          (I.R.S. employer identification no.)
  incorporation or organization)

14000 RIVERPORT DR., MARYLAND HEIGHTS, MISSOURI                  63043
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (314) 770-1666

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section12(g) of the Act:

                      CLASS A COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates as of March 6, 1998, was $752,939,788 based on 9,238,525 such shares held on such date by non-affiliates and the last sale price for the Class A Common Stock on such date of $81.50 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant and NYLIFE HealthCare Management, Inc. are affiliates of the Registrant.

Common stock outstanding as of March 9, 1998:    9,269,270  Shares Class A
                                                 7,510,000  Shares Class B

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference portions of the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1997.

                                     PART I

                                   THE COMPANY

ITEM 1 - BUSINESS

     INFORMATION INCLUDED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") AND RELEASES ISSUED OR STATEMENTS MADE BY THE COMPANY, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS. SUCH FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO: HEIGHTENED COMPETITION, INCLUDING INCREASED PRICE COMPETITION IN THE PHARMACY BENEFIT MANAGEMENT BUSINESS; THE POSSIBLE TERMINATION OF THE COMPANY'S CONTRACTS WITH CERTAIN KEY CLIENTS; CHANGES IN PRICING OR DISCOUNT PRACTICES OF PHARMACEUTICAL MANUFACTURERS; THE ABILITY OF THE COMPANY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS; COMPETITION IN THE BIDDING AND PROPOSAL PROCESS; ADVERSE RESULTS IN CERTAIN LITIGATION AND REGULATORY MATTERS; THE ADOPTION OF ADVERSE LEGISLATION OR REGULATIONS OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS; THE IMPACT OF INCREASES IN HEALTH CARE COSTS AND UTILIZATION PATTERNS; RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW PRODUCTS; RISKS ASSOCIATED WITH THE CONSUMMATION OF ACQUISITIONS, INCLUDING THE ABILITY TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF ACQUIRED BUSINESSES WITH THE EXISTING OPERATIONS OF THE COMPANY AND RISKS INHERENT IN THE ACQUIRED ENTITIES OPERATIONS; AND OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE COMMISSION. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

COMPANY OVERVIEW

     Express Scripts, Inc. ("ESI" or the "Company") is a leading specialty managed care company and one of the largest independent pharmacy benefit managers ("PBMs") in North America, providing a broad range of pharmacy benefit management ("PBM") services to health benefit plan sponsors, with approximately
12.3 million health plan members currently enrolled in ESI's PBM programs. In addition to its PBM services, the Company offers (i) disease management services, (ii) informed decision counseling services through its Express Health LineSM division ("Health Line"), (iii) medical information management services, which include provider profiling, disease management support services and outcomes assessments, through its Practice Patterns Science, Inc. ("PPS") subsidiary, (iv) pharmaceuticals for and the provision of infusion therapy services through its IVTx division ("IVTx"), and (v) managed vision care programs through its Express Scripts Vision Corporation subsidiary ("Vision").

     The Company was incorporated in Missouri in September 1986, and was reincorporated in Delaware in March 1992. The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Each share of the Class B Common Stock is entitled to ten votes, and each share of the Class A Common Stock is entitled to one vote. All of the issued and outstanding shares of the Class B Common Stock are owned by NYLIFE HealthCare Management, Inc. ("NYLIFE HealthCare"), which is an indirect subsidiary of New York Life Insurance Company, a mutual life insurance company organized and existing under the laws of the State of New York ("New York Life"). The Company's principal executive offices are located at 14000 Riverport Drive, Maryland Heights, Missouri 63043, and its telephone number is (314) 770-1666.

     To date, the Company's internal growth has been primarily the result of sales to new clients, sales of new services to existing clients, and the general growth of existing clients, as the Company's PBM revenues are driven by increased network and mail pharmacy claim volume. On February 20, 1998, the Company announced that it had executed a definitive agreement to purchase ValueRx, the PBM business of Columbia/HCA Healthcare corporation, for $445 million. When completed, the Company believes that it will be the largest PBM that is independent of pharmaceutical manufacturer ownership. As more particularly discussed herein in Item 7, consummation of the transaction is subject to customary closing conditions and regulatory approval, but is expected to occur during the second quarter of 1998.

PRODUCTS AND SERVICES

PHARMACY BENEFIT MANAGEMENT SERVICES

     The Company's PBM service involves the systematic management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies. The Company offers core and advanced PBM services to its customers in the U.S. and Canada. Core PBM services consist of retail pharmacy network administration; formulary administration; electronic point-of-sale claims processing; drug utilization review ("DUR"); mail pharmacy service; and benefit plan design consultation. Approximately 79.6% of the members served by the Company have access to prescription drugs both through one of the Company's retail pharmacy networks and through its mail pharmacy facilities, reflecting the Company's emphasis on providing fully integrated pharmacy services. As part of its ongoing commitment to provide cost containment solutions for its clients, the Company also offers advanced PBM services. Advanced PBM services include the development of advanced formulary compliance and therapeutic substitution programs; therapy management services such as prior authorization, therapy guidelines, step therapy protocols, and disease management interventions; and sophisticated management information reporting and analytic services.

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

     The Company uses on-line electronic claims processing to provide effective PBM services to its clients. All retail pharmacies in the Company's pharmacy networks communicate with the Company on-line and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified claim data in an industry standard format to the Company which processes the claim and responds to the pharmacy, typically within one or two seconds. The electronic processing of the claim involves confirming the member's eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage, such as the amount of copayments or deductibles the member must pay; performing a concurrent DUR analysis and alerting the pharmacist to possible drug interactions or other indications of inappropriate prescription drug usage; updating the member's prescription drug claim record; and, if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed.

     The Company integrates its pharmacy network benefits with its mail service pharmacy benefits provided to its clients. It operates two mail service pharmacies, one located in Missouri and the other in Arizona, that provide members with convenient access to maintenance medications, and enable the Company and its clients to control drug costs through operating efficiencies and economies of scale. In addition, through its mail service pharmacies, the Company is able to be directly involved with the prescriber and member, and is generally able to achieve a higher level of generic and therapeutic substitutions than can be achieved through the retail pharmacy network, which further reduces the client's costs.

     Core PBM services also involve benefit plan design and consultation services. The Company offers consultation and financial modeling services to assist the customer in selecting a benefit plan design that meets the customer's needs for member satisfaction and cost control. The most common benefit design options offered by the Company are member financial incentives and limitations on the drugs covered by the plan, including drug formularies; copayments, which may be a flat dollar amount or a percentage of the cost of the prescription; deductibles or annual benefit maximum; generic drug substitution incentives; incentives or requirements to use only network pharmacies or to order certain drugs only by mail; and limitations on the number of days supply of a drug that can be obtained. The selected benefit design is entered into the Company's electronic claims processing system, which enforces the plan design as claims are submitted and enables the Company and its clients to monitor the financial performance of the plan.

     During 1997, 67.4% of the Company's net revenues were derived from pharmacy network and claims administration services, compared to 67.0% and 66.2% during 1996 and 1995, respectively. The number of claims processed by the Company through its pharmacy networks has increased from approximately 18.3 million claims in 1993 to approximately 73.2 million claims in 1997. During 1996 and 1995, the Company processed 57.8 million and 42.9 million pharmacy network claims, respectively. During 1997, 28.6% of the Company's net revenues were derived from mail pharmacy services, compared to 28.7% and 29.7% during 1996 and 1995, respectively. The number of mail prescriptions processed by the Company's mail pharmacy service has increased from approximately 1.2 million in 1993 to
3.9 million in 1997. During 1996 and 1995, the Company processed 2.8 million and
2.1 million mail pharmacy prescriptions, respectively.

     ADVANCED PHARMACY BENEFIT MANAGEMENT SERVICES

     The Company provides advanced PBM services to its clients which involve the application of clinical expertise and sophisticated management information systems to manage the pharmacy benefit. An important PBM service provided by the Company is the enhancement of formulary compliance. Formularies are lists of drugs for which coverage is provided under the applicable plan; they are widely used in managed healthcare plans and, increasingly, by other healthcare risk managers. The Company administers a number of different formularies for its clients that often identify preferred drugs whose use is encouraged or required through various benefit design features. Historically, many clients have selected a plan design which includes an open formulary in which all drugs are covered by the plan and preferred drugs, if any, are merely recommended. More advanced formularies consist of restricted formularies, in which various financial or other incentives exist for the selection of preferred drugs over their non-preferred counterparts, or closed formularies, in which benefits are available only for drugs listed on the formulary. Formulary preferences can be encouraged by restricting the formulary through plan design features such as tiered copayments, which require the member to pay a higher amount for a nonpreferred drug; through prescriber education programs, in which the Company or the managed care client actively seek to educate the prescribers about the formulary preferences; and through the Company's ExpressPreferenceSM drug therapy management program, which actively promotes therapeutic and generic interchanges to reduce drug costs. The Company also offers ExpressTherapeuticsSM, an innovative proprietary DUR and clinical intervention program, to assist clients in managing compliance with the prescribed drug therapy and inappropriate prescribing practices.

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

     The Company's electronic claims processing system also enables it to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can be used to alert the pharmacist to generic and therapeutic substitution opportunities and formulary compliance issues, or to administer prior authorization and step-therapy protocol programs at the time a claim is submitted for processing. The Company's claims processing system also creates a database of drug utilization information that can be accessed both at the time the prescription is dispensed and also on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit.

OTHER SERVICES

     In addition to PBM services, the Company also provides disease management services, informed decision counseling services, medical information management services, infusion therapy services and vision care services to its clients. Net revenues to the Company from non-PBM services represented approximately $49.7 million in 1997, $33.1 million in 1996, and $22.2 million in 1995.

     DISEASE MANAGEMENT SERVICES

     In late 1997, the Company began offering disease management programs to assist health benefit plans in managing the total healthcare costs associated with certain diseases, such as asthma, diabetes and cardiovascular. These programs are based upon the premise that patient and provider behavior can be positively influenced to improve health and reduce overall medical costs. Patient identification can be accomplished through claim data analysis or self-enrollment, and risk stratification surveys are conducted to establish a plan of care for individual program participants. Patient education is primarily effected through a series of telephone and written communications from nurses and pharmacists, and both providers and patients receive progress reports on a regular basis. Outcome surveys are conducted and results are compiled to analyze the clinical, humanistic and economic impact of the program.

     INFORMED DECISION COUNSELING SERVICES - EXPRESS HEALTH LINESM

     The Company began offering healthcare decision counseling services through its Express Health LineSM division during the second quarter of 1997, and by year-end was providing service to approximately 1.3 million members. Specifically, this service allows a member to call a toll-free telephone number and discuss a healthcare matter with a care counselor who utilizes on-line decision support protocols and other guidelines to provide information to the member to allow the member to make an informed decision in seeking appropriate treatment. Records of each call are maintained on-line for future reference. The service is available 24 hours per day, 365 days per year. Multilingual capabilities and service for the hearing impaired are also available. The counselors provide follow-up service to members to determine if their situation was resolved or if the counselor may provide additional assistance. Member satisfaction and outcome assessment are tracked by the use of member surveys, a quality assurance plan and system reports.

     MEDICAL INFORMATION MANAGEMENT - PRACTICE PATTERNS SCIENCE, INC. ("PPS")

     The success of the Company's disease management programs will continue to depend, in part, on the development of sophisticated information systems that can identify members for participation in such programs and then measure the results of the program. PPS, the Company's medical information management subsidiary, offers provider profiling, disease management support services, and outcomes assessments, and has developed proprietary software to process and sort medical claim, prescription drug claim, and clinical laboratory data to produce comprehensive information about treatment of patients that can be used by managed care organizations and other companies involved in disease management programs (including pharmaceutical manufacturers and medical care providers) to treat a particular disease in a quality, cost effective manner. By linking together all services provided to a particular member to treat a particular medical condition and comparing such data to data in PPS's normative databases, PPS can assess the effectiveness of treatment and calculate the total costs of that treatment.

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

     OUTPATIENT INFUSION THERAPY SERVICES - IVTX

     Infusion therapy services involve the administration of prescription drugs and other products to a patient by catheter, feeding tube or intravenously. IVTx's clients, which include managed care organizations, third-party administrators, insurance companies, case management companies, unions and self-insured employers, benefit from outpatient infusion therapy services because the length of hospital stays can be reduced. Rather than receiving infusion therapy in a hospital, IVTx can provide infusion therapy services to patients at home, in a physician's office or in a free-standing center operated by a managed care organization or other entity. IVTx provides antimicrobial, cardiovascular, hematologic, nutritional, analgesic, chemotherapeutic, hydration, endocrine, respiratory and AIDS management treatments to patients. IVTx typically prepares the treatments in one of its infusion therapy pharmacies, which are licensed independently of the Company's mail services pharmacies. The treatments are either administered under the supervision of IVTx's staff of registered nurses or licensed vocational nurses who are employed at one of the IVTx sites or, in areas where IVTx does not have a facility, it contracts for services of registered nurses employed or otherwise retained by nursing agencies, who administer the treatment. IVTx may also contract with physicians to provide medical director services to its sites, and contract for pharmacy services for patients who live in outlying areas.

     The Company has facilities supporting its infusion therapy operations in Houston, Texas; Dallas, Texas; Columbia, Maryland; Maryland Heights, Missouri; Northvale, New Jersey; Tempe, Arizona and West Chester, Pennsylvania. IVTx's information system maintains patient profiles and documents doses and supplies dispensed, and its DUR component accesses ESI's prescription records for members receiving both infusion and oral drug therapies from the Company to screen for drug interactions, incompatibilities and allergies.

     VISION CARE SERVICES

     The Company offers a managed vision care program through a network of approximately 9,000 vision care providers, consisting primarily of optometrists and a smaller number of ophthalmologists. Several providers offer service at multiple locations, thereby allowing members to access the Company's vision care product at approximately 8,500 locations in 49 states. The providers have agreed to provide, at specific rates or discount schedules, a routine vision examination and eyewear (including contact lenses), to members of the Company's managed vision care plans. In addition to administering the network, the Company grinds and edges lenses and assembles eyeglasses, and distributes eyeglasses and contact lenses from its vision lab located in Earth City, Missouri, near the Company's headquarters.

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

SUPPLIERS

     The Company maintains an extensive inventory in its mail pharmacies of brand and generic pharmaceuticals. If a pharmaceutical is not in its inventory, the Company can generally obtain it from a supplier within one to two business days. The Company purchases its pharmaceuticals either directly from manufacturers or through wholesalers. During 1997, approximately 66.0% of the Company's pharmaceutical purchases were through one wholesaler, most of which were brand name pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. The Company believes that alternative sources of supply for both generic and brand name pharmaceuticals are readily available.

CLIENTS

     The Company is a major provider of PBM services to the managed care industry, including several large U.S. HMOs. Some of the Company's largest managed care clients include NYLCare Health Plans, Inc. ("NYLCare") and Coventry Corporation ("Coventry"). As of January 1, 1998, approximately 46.4% of the members receiving ESI's PBM services are members of HMOs. The Company also markets its PBM services through preferred provider organizations ("PPOs"), group purchasing organizations ("GPOs"), health insurers, third-party administrators of health plans ("TPAs"), employers and union-sponsored benefit plans.

     In 1994, the Company entered into a strategic alliance with Coventry Corporation ("Coventry"), an operator of HMOs located in Pennsylvania, Tennessee, Mississippi, and Missouri. Coventry received 25,000 shares of Class A Common Stock at the time it entered into an exclusive three-year agreement for PBM services that commenced January 1, 1995. In December, 1997, the Company and Coventry agreed to a two year extension of their agreement (with an additional one year extension upon the occurrence of certain conditions), in connection with which the Company issued, as an advance discount, a seven-year warrant to purchase an additional 25,000 shares of the Company's Class A Common Stock, exercisable at a price of $52.9088 per share (90% of the per share market value at the time of renewal). See Note 2 of Notes to Consolidated Financial Statements in Item 8 herein for additional discussion concerning Coventry.

     On December 31, 1995, the Company entered into a series of agreements with American HealthCare Systems Purchasing Partners, L.P. (now known as Premier Purchasing Partners, L.P.; the "Partnership"), a healthcare group purchasing organization affiliated with APS Healthcare, Inc. (now known as Premier, Inc.; "Premier"). Premier is the largest voluntary healthcare alliance in the U.S., formed as a result of the mergers in late 1995 of three predecessor alliances, American HealthCare Systems, Premier Health Alliance and SunHealth Alliance. The Premier alliance includes more than 240 integrated healthcare systems that own or operate approximately 750 hospitals and are affiliated with another 1,080 hospitals. Among other things, the agreements designate the Company as Premier's exclusive preferred provider of outpatient PBM services to shareholders of Premier and their affiliated healthcare entities, plans and facilities which participate in the Partnership's purchasing programs. The term of the agreement is ten years, subject to early termination by the Partnership at five years, upon payment of an early termination fee to the Company. Premier is required to promote the Company as the preferred PBM provider. An individual Premier member or affiliated managed care plan is not required to enter into an agreement with the Company, but if it does so, the term of the agreement would be for five years.

     As a result of the number of Premier plan members that receive PBM services from the Company and the outcome of certain joint drug purchasing initiatives, the Company issued 227,273 shares of its Class A Common Stock to the Partnership in May, 1996. The Partnership could also become entitled to receive up to an additional 2,250,000 shares, depending on the number of members in
Premier-affiliated managed care plans that contract for the Company's PBM services. If the Partnership earns stock totaling over 5% of the Company's total voting stock, it is entitled to have its designee nominated for election to the Board. Under the terms of the agreements with the Partnership, the Company now provides service to a number of Premier affiliates. See Note 2 of Notes to Consolidated Financial Statements in Item 8 herein for additional discussion concerning Premier.

     In January, 1996, the Company acquired the pharmacy claim processing business of Eclipse Claims Services, Inc., one of the largest processors of prescription drug claims in Canada. In connection with this acquisition, the Company entered into five-year exclusive contracts to provide PBM services in Canada to both Prudential Insurance Company of America's Canadian Operations ("Prudential") and Aetna Life Insurance Company of Canada ("Aetna"). In addition, the Company also entered into a ten-year strategic alliance with The Manufacturers Life Insurance Company ("Manulife"), the largest provider of group health insurance policies in Canada, pursuant to which the Company is the exclusive provider of PBM services to Manulife. As a result of this alliance, Manulife can earn up to approximately 237,000 shares of Class A Common Stock, depending on its achievement of certain pharmacy claim volumes from 1996 to 2000. If Manulife does not terminate the agreement in either year 6 or year 10 of the agreement on each such occasion it will receive a warrant to purchase up to 118,000 shares of Class A Common Stock exercisable at 85% of the then fair market value of such shares. The actual number of shares entitled to be purchased will depend upon claims volume in such years. See Note 2 of Notes to Consolidated Financial Statements in Item 8 herein for additional discussion concerning Manulife. In addition, the Company continues to provide PBM services in Canada to Crown Life Insurance Company.

     The assets of Prudential were previously acquired by London Life Insurance Company ("London Life"), with whom the Company reached an agreement whereby the Company would be the exclusive provider of PBM services to London Life. In late 1997, London Life was acquired by Great-West Lifeco. Inc. ("Great-West"), who receives PBM services from one of the Company's competitors in Canada. Great-West has indicated its intention not to continue to use the Company's services, and the parties are discussing a transition period and settlement at this time.

     The Company also provides PBM services, informed decision counseling services, managed vision care services and infusion therapy services to HMOs owned or managed by NYLCare, which is an indirect subsidiary of New York Life, and provides PBM services to insurance plans underwritten and administered by NYLCare (these plans were underwritten and administered by New York Life prior to its internal reorganization pursuant to which it transferred all of its group life and health insurance business, along with its PBM agreement with the Company, to NYLCare; the "Indemnity PBM Services"). Of the Company's net revenues from PBM services in 1997, 15.7% was for services provided to members of HMOs owned or managed by NYLCare or insurance policies administered by NYLCare. Of the Company's net revenues for managed vision care, informed decision counseling and infusion therapy services, 56.6% was for services provided to members of HMOs owned or managed by NYLCare and insurance policies administered by NYLCare. See Note 3 of Notes to Consolidated Financial Statements in Item 8 herein for additional discussion concerning NYLCare. New York Life recently announced its sale of NYLCare to Aetna U.S. HealthCare, Inc. ("Aetna"), and, in connection therewith, the parties have reached agreement to extend the HMO PBM and infusion therapy agreements through December 31, 2003, with new pricing to take effect after December 31, 1999. The vision care and informed decision counseling agreements will continue through December 31, 1999, and the Company will also continue to provide PBM services to members of the NYLCare indemnity programs until such members are converted to Aetna policies. See Item 7 herein for additional disclosures concerning this matter.

COMPANY OPERATIONS

     SALES AND MARKETING; CLIENT SERVICE. The Company markets its PBM services in the United States through an internal staff of national marketing representatives and sales personnel and through independent regional marketing representatives located in certain cities across the United States. These marketing representatives are supported by a staff of client service representatives located in the Company's Missouri and Arizona facilities. The Company's sales and marketing personnel and client service representatives are organized by type of business served (i.e., managed care group, commercial client group, etc.). Marketing in Canada is conducted by marketing representatives located in Mississaugua, Ontario, who are assisted by Company personnel based in the U.S. Each of the Company's U.S. facilities contains a mail service pharmacy, client service, member service and pharmacy help desk capabilities, and full electronic pharmacy claim processing capabilities, including pharmacy payment capabilities. At its Canadian facility, the Company has client services and pharmacy help desk capabilities. IVTx, PPS and Vision also employ their own sales and marketing and client service personnel to take advantage of individual market opportunities.

     MEMBER SERVICES. The Company believes that client satisfaction is dependent upon member satisfaction. Members can call the Company toll-free, six days a week, to obtain information about their prescription drug plan. The Company employs member service representatives who are trained to respond to member inquiries.

     PROVIDER RELATIONS. The Company's Provider Relations group is responsible for contracting and administering the Company's networks of over 50,000 retail pharmacies. To participate in the Company's pharmacy networks, pharmacists are periodically required to represent to the Company that their applicable state licensing requirements are being maintained and that they are in good standing. Pharmacies can contact the Company's pharmacy help desks toll-free, 24 hours every day, for information and assistance in filling prescriptions for members. The Company's Provider Relations group also periodically audits selected pharmacies in the pharmacy networks to determine compliance with the terms of the contract with the Company or its clients.

     CLINICAL SUPPORT. The Company's Health Management Services Department employs clinical pharmacists, data analysts and outcomes researchers who provide technical support for the Company's advanced PBM services. These staff members assist in providing high level clinical pharmacy services such as formulary development, drug information programs, clinical interventions with physicians, development of drug therapy guidelines and the evaluation of drugs for inclusion in clinically sound therapeutic switching programs. The Health Management Services Department also analyzes and prepares reports on clinical pharmacy data for clients and conducts specific data analyses to evaluate the cost-effectiveness of certain drug therapies.

     MANAGEMENT INFORMATION SYSTEMS. The Company's Management Information Systems department supports the Company's pharmacy claims processing system and other management information systems which are essential to the Company's operations. Because uninterrupted point-of-sale electronic pharmacy claims processing is a significant operational requirement for the Company, the claims processing systems located in the Company's Missouri and Arizona facilities are designed to be redundant, enabling the Company to do substantially all claims processing in one facility if the other facility is unable to process claims. The Company has substantial capacity for growth in its claims processing facilities.

     The Company's operations rely heavily on information systems technology. In 1995, the Company began addressing the "Year 2000" issue which, in short, refers to the inability of certain computer systems to recognize calendar dates beyond December 31, 1999. This arises as a result of systems having been programmed with two-digits rather than four-digits to define the applicable year in order to conserve computer storage space, reduce the complexity of calculations and produce better performance. The two-digit system may cause computers to interpret the years "00" as "1900" rather than as "2000", which may cause system failures or produce incorrect results when dealing with date-sensitive information beyond the year 1999.

     The Company has performed a self-assessment and has developed a compliance plan that addresses (i) internally developed application software, (ii) vendor developed application software, (iii) operating system software, (iv) utility software, (v) vendor/trading partner-supplied files, (vi) externally provided data or transactions, and (vii) adherence to applicable industry standards. Progress in each area is monitored and management reports are given periodically. In addition, all new internally developed software is being created to be Year 2000 compliant. The Company believes that, with appropriate modifications to existing computer systems, updates by vendors and trading partners, and conversion to new software in the ordinary course of its business, the Year 2000 problem will not pose significant operational problems for the Company. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 issue could have a material adverse impact on the business and operations of the Company, and there can be no assurance that the Company's efforts, or those of vendors and trading partners, to address the Year 2000 issue will be successful. See Item 7 herein for additional information concerning the Year 2000 issue.

COMPETITION

     The Company believes that the primary competitive factors in each of its businesses are price, quality of service and breadth of available services. The Company also believes that its larger PBM competitors offer all core and advanced PBM services, and that most of the Company's smaller competitors offer only core PBM services and some, but not all, advanced PBM services. The Company considers its principal competitive advantages to be independence from drug manufacturer ownership, a strong managed care customer base which supports the development of advanced PBM services, and commitment to providing flexible and distinctive service to its customers. This service commitment led to the Company being ranked first in overall customer satisfaction for the second consecutive year, and receiving the highest average overall ranking, in the Pharmacy Benefit Management Institute Customer Satisfaction Survey, which is an independent survey of employers and managed care organizations.

     There are a large number of companies offering PBM services in the U.S. Most of these companies are smaller than the Company and offer their services on a local or regional basis. As a full service, national pharmacy benefit manager, the Company competes with a number of large, national companies, including Merck Medco Managed Care, Inc. (a subsidiary of Merck & Co., Inc.), PCS, Inc. (a subsidiary of Eli Lilly & Company), Diversified Pharmaceutical Services, Inc. (a subsidiary of SmithKline Beecham), and Caremark International Inc. (a subsidiary of MedPartners, Inc.), as well as numerous insurance and Blue Cross/Blue Shield plans, certain HMOs and retail drug chains which have their own PBM capabilities. Many of these other companies have greater financial and marketing resources than the Company.

     Consolidation is a critical factor in the pharmaceutical industry generally and in the pharmacy benefit management segment in particular. Vertical integration has resulted in significant movements in market share, as competitors that are owned by manufacturers may have pricing advantages that are unavailable to the Company and other independent PBMs. However, the Company believes that independence from drug manufacturer ownership is important to clients in certain market segments.

     The Company announced on February 20, 1998, that it had executed a definitive agreement to purchase ValueRx, the PBM business of Columbia/HCA Healthcare corporation, for $445 million. When completed, the Company believes that it will be the largest PBM that is independent of drug manufacturer ownership. As more particularly discussed herein in Item 7 consummation of the transaction is subject to customary closing conditions and regulatory approval, but is expected to occur during the second quarter of 1998.

     The Company's disease management product offerings compete with those being offered by pharmaceutical manufacturers, other PBMs and specialized disease management companies. The Company's informed decision counseling service, Express Health LineSM, competes with several national vendors, such as Access Health, Inc., CareWise, Inc., Optum and National Health Enhancement. The Company's medical information management subsidiary, PPS, competes with various information service providers and software vendors who offer competing information and software products. With respect to its vision care plans, the Company competes primarily against Vision Service Plan, a California not-for-profit corporation, and certain other plans that provide optical services on a discounted basis and a large number of regional and local providers. With respect to infusion therapy services, the Company competes with a number of large national companies as well as with local providers.

GOVERNMENT REGULATION

     Various aspects of the Company's businesses are governed by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for the Company. The Company believes that it is in substantial compliance with all existing legal requirements material to the operation of its businesses.

     PHARMACY BENEFIT MANAGEMENT REGULATION GENERALLY. Certain federal and related state laws and regulations affect or may affect aspects of the Company's PBM business. Among these are the following:

     FDA REGULATION. The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In October, 1995, the FDA held hearings to determine whether and to what extent the activities of PBM companies should be subject to FDA regulation. At this hearing, FDA officials expressed concern about the efforts of PBMs that are owned by drug manufacturers to engage in therapeutic switching programs and about the criteria used by such PBMs that govern the inclusion and exclusion of particular drugs in formularies. Various parties, including the Company, submitted written comments to the FDA regarding the basis for FDA regulation of PBM activities. It was the Company's position that, while the FDA may have jurisdiction to regulate PBMs that are owned by drug manufacturers, the prescription drug benefit programs developed and implemented by independent PBMs do not constitute the distribution of materials that promote particular drugs "on behalf of" any pharmaceutical manufacturers, and therefore, these programs are not subject to FDA regulation. The FDA did not publish any proposed rules on the regulation of PBMs at that time.

     In January, 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of pharmacy benefit managers that are controlled, directly or indirectly, by drug manufacturers. The position taken by the FDA in the Draft Guidance is that promotional materials used by an independent PBM may be subject to FDA regulation depending upon the circumstances, including the nature of the relationship between the PBM and the manufacturer. Comments to the Draft Guidance are due April 6, 1998 There can be no assurance that the FDA will not continue to assert jurisdiction over certain aspects of the Company's PBM business, and in such event the impact could materially adversely affect the Company's operations.

     ANTI-REMUNERATION LAWS. Medicare and Medicaid law prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of Medicare or Medicaid beneficiaries or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid, or other federally-funded state healthcare programs. Several states also have similar laws which are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs.

     The federal statute has been interpreted broadly by courts, the Office of Inspector General (OIG) within the Department of Health and Human Services
(HHS), and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain "safe harbors" from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, and certain properly disclosed payments made by vendors to group purchasing organizations. HHS has recently announced a proposed safe harbor that would protect certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. An interim final rule in anticipated in Spring, 1998, on this matter. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

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

     PROPOSED CHANGES IN CANADIAN HEALTHCARE SYSTEM. In Canada, the provincial health plans provide universal coverage for basic healthcare services, but prescription drug coverage under the government plans is provided only for the elderly and the indigent. A proposal was made by a Federal government healthcare task force to include coverage for prescription drugs under the provincial health insurance plans, which report was endorsed by the Federal government's Health Minister. This report was advisory in nature, and not binding upon the Federal or provincial governments. The Company is unable to determine the likelihood of adoption of the proposal at this time.

     Numerous state laws and regulations also affect aspects of the Company's PBM business. Among these are the following:

     COMPREHENSIVE PBM REGULATION. Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced on two occasions in California. Such legislation, if enacted in California or another state in which the Company has a significant concentration of business, could adversely impact the Company's operations.

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

     NETWORK ACCESS LEGISLATION. A majority of states now have some form of legislation affecting the ability of the Company to limit access to a pharmacy provider network or from removing network providers. Such legislation may require the Company or its client to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation); or may provide that a provider may not be removed from a network except in compliance with certain procedures ("due process"
legislation). The Company has not been materially affected by these statutes because it maintains a large network of over 50,000 retail pharmacies and will admit any licensed pharmacy that meets the Company's credentialling criteria, involving such matters as adequate insurance coverage, minimum hours of operation, and the absence of disciplinary actions by the relevant state agencies.

     LEGISLATION IMPOSING PLAN DESIGN RESTRICTIONS. Some states have enacted legislation that prohibits the plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation). Other states have enacted legislation purporting to prohibit the health plan from offering members financial incentives for use of mail order pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic substitution, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers (HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

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

     REGULATION OF FINANCIAL RISK PLANS. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if the PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. In those cases in which the Company has contracts in which it is materially at risk to provide the pharmacy benefit, the Company believes that it has complied with all applicable laws.

     Many of these state laws may be preempted in whole or in part by ERISA, which provides for comprehensive Federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings, and in any event the Company provides services to certain customers, such as governmental entities, that are not subject to the preemption provisions of ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations is a significant operational requirement for the Company.

     MAIL PHARMACY REGULATION. The Company's mail service pharmacies are located in Missouri and Arizona and the Company is licensed to do business as a pharmacy in each such state. Many of the states into which the Company delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located, although one state also requires that the Company employ a pharmacist licensed in that state. The Company has registered in every state in which, to the Company's knowledge, such registration is required.

     One state has a statute that purports to prohibit residents from obtaining prescription drugs by mail if the mail order business of the company dispensing the drugs represents more than a specified percentage of the company's total volume of pharmacy business. The statute is ambiguous in certain respects, but the Company does not believe its mail order volume exceeds the threshold percentage. The Company is licensed as a pharmacy in that state. No enforcement action has been taken under the statute against the Company, and to the Company's knowledge, no such enforcement action is contemplated. Approximately 2.6% of the Company's revenues come from mail delivery of prescription drugs into that state. If an enforcement action against the Company were commenced under that statute, the Company would consider all of its alternatives, including challenging the validity of the statute.

     Other statutes and regulations affect the Company's mail service operations. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on the Company's mail service operations. The U.S. Postal Service has exercised such statutory authority only with respect to controlled substances. Alternative means of delivery are available to the Company.

     REGULATION OF INFORMED DECISION COUNSELING AND DISEASE MANAGEMENT SERVICES. The Company's healthcare decision support counseling and disease management programs are affected by many of the same types of state laws and regulations as the Company's other activities. In addition, all states regulate the practice of medicine and the practice of nursing. The Company does not believe its informed decision counseling or disease management activities constitute either the practice of medicine or the practice of nursing. However, there can be no assurance that a regulatory agency in one or more states may not assert a contrary position, and there is no controlling legal precedent for services of this kind.

     REGULATION OF MANAGED VISION CARE. The Company's managed vision care program is subject to many of the same or similar state laws and regulations affecting the Company's PBM business. The Company offers its vision care program on a fee-for-service and capitated basis. The Company has determined that it is required to obtain an HMO or equivalent license to offer its vision care program on a capitated basis in several states. Unless it obtains such licenses, the Company will offer its vision care program to customers based in such states only on a fee-for-service basis.

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

         The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a non-profit, private organization, has established written standards for healthcare organizations and home care services, including standards for services provided by home infusion therapy companies. All of the Company's infusion therapy facilities have received JCAHO accreditation, which allows the Company to market infusion therapy services to Medicare and Medicaid programs. If the Company expands its home infusion therapy services to other states or to Medicare or Medicaid programs, it may be required to comply with other applicable laws and regulations.

     PRIVACY AND CONFIDENTIALITY LEGISLATION. Most of the Company's activities involve the receipt or use by the Company of confidential, medical information concerning individual members, including the transfer of the confidential information to the member's health benefit plan. In addition, the Company uses aggregated (anonymized) data for research and analysis purposes. Legislation has been proposed at the federal level and in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts the Company's ability to provide its services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on the Company's operations.

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

SERVICE MARKS AND TRADEMARKS

     The Company and its subsidiaries have registered the service marks "Express Scripts", "PERx", "ExpressComp", "ExpressReview", "IVTx", "PERxCare", "PERxComp", "RxWizard" and "PTE" with the United States Patent and Trademark Office. The Company's rights to these marks will continue so long as the Company complies with the usage, renewal filing and other legal requirements relating to the renewal of service marks. The Company is in the process of applying for registration of several other trademarks and service marks. If the Company is unable to obtain any additional registrations, the Company believes there would be no material adverse effect on the Company.

INSURANCE

     The dispensing of pharmaceutical products by the Company's mail service pharmacies, the services rendered in connection with the Company's disease management and informed decision counseling services, the fabrication and sale of eyewear by the Company, and the products and services provided in connection with the Company's infusion therapy programs (including the associated nursing services), may subject the Company to litigation and liability for damages. The Company believes that its insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

EMPLOYEES

     As of March 1, 1998, the Company and its subsidiaries employed a total of 1,519 employees in the U.S. and 51 employees in Canada.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The executive officers of the Company and their ages as of March 1, 1998, are as follows:

         NAME             AGE               POSITION
Howard L. Waltman         65    Chairman of the Board
Barrett A. Toan           50    President, Chief Executive
                                Officer and Director
Stuart L. Bascomb         56    Executive Vice President
Thomas M. Boudreau        46    Senior Vice President of
                                Administration, General Counsel
                                and Secretary
Robert W. (Joe) Davis     51    Senior Vice President and Chief
                                Information Systems Officer
Linda L. Logsdon          50    Senior Vice President of Health
                                Management Services
David A. Lowenberg        48    Senior Vice President and
                                Director of Site Operations
George Paz                42    Senior Vice President and Chief
                                Financial Officer
Kurt D. Blumenthal        53    Vice President of Finance
Joseph W. Plum            50    Vice President and Chief
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

     Mr. Davis was elected Senior Vice President and Chief Information Systems Officer of the Company in September 1997. Mr. Davis served as Director of Technical Services and Computer Operations of the Company from July 1993 until July 1995, and as Vice President and General Manager of St. Louis Operations of the Company from July 1995 until September 1997. From March 1992 until joining the Company, Mr. Davis served as Vice President and General Manager of Systemhouse, LTD, an international systems integration firm.

     Ms. Logsdon was elected Senior Vice President of Health Management Services in May, 1997, and served as Vice President of Demand and Disease Management from November 1996 until that time. Prior to joining the Company in November 1996, Ms. Logsdon served as Vice President of Corporate Services and Chief Operating Officer of United HealthCare's Midwest Companies-GenCare/Physicians Health Plan/MetraHealth, a St. Louis-based health maintenance organization, from February 1995 to October 1996, and as Deputy Director/Vice President of GenCare Health Systems, Inc., also a St. Louis-based health maintenance organization, from June 1992 to February 1995.

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

     Mr. Paz joined the Company and was elected Senior Vice President and Chief Financial Officer in January 1998. Prior to joining the Company, Mr. Paz was a partner in the Chicago office of Coopers & Lybrand from December 1995 to December 1997, and served as Executive Vice President and Chief Financial Officer of Life Partners Group, Inc., a life insurance company, from October 1993 until December 1995. Mr. Paz was also a partner of Coopers & Lybrand for the period of February 1988 to October 1993.

     Mr. Blumenthal was elected Vice President of Finance in May 1995, and served as Acting Chief Financial Officer of the Company from July 1996 to January 1998. From August 1993 to February 1995, Mr. Blumenthal served as the Chief Financial Officer of President Baking Co. From November 1981 to December 1992, Mr. Blumenthal held several positions at Wetterau, Inc., including Senior Vice President and Chief Financial Officer from and after March 1989.

     Mr. Plum was elected Vice President in October 1994 and has served as Chief Accounting Officer since March 1992 and Corporate Controller since March 1989.

ITEM 2 - PROPERTIES

     The Company operates its U.S. PBM business out of leased facilities located in Maryland Heights, Missouri, and Tempe, Arizona. In addition, the Missouri facility houses the Company's corporate offices. The Canadian PBM business operates out of leased facilities in Mississaugua, Ontario, Canada. The Company's Health Line division and its PPS subsidiary are also operated out of the Company's Missouri site. The Company's vision care business operates out of leased facilities located in Earth City, Missouri, from which it distributes contact lenses, grinds and edges lenses and assembles eyeglasses. The leased facilities supporting the infusion therapy operations are located in Maryland Heights, Missouri, Dallas, Texas; Houston, Texas; Columbia, Maryland; Tempe, Arizona; Northvale, New Jersey and West Chester, Pennsylvania. IVTx's corporate offices are located at the Company's Maryland Heights, Missouri site.

     The Company believes its facilities have been generally well maintained and are in good operating condition. The Company is currently evaluating its future requirements for additional space.

     The Company owns computer systems for both the Missouri and Arizona sites. The Company's software for DUR and other products has been developed internally by the Company or purchased under perpetual, nonexclusive license agreements with third parties. The Company's computer systems at each site are extensively integrated and share common files through local and wide area networks. An uninterruptable power supply and diesel generator allows the Company's computers, telephone systems and mail pharmacy at each site to continue to function during a power outage. To protect against loss of data and extended downtime, the Company stores software and redundant files at both on-site and off-site facilities on a regular basis and has contingency operation plans in place.

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

    Over 100 separate lawsuits have been filed by retail pharmacies against drug manufacturers and certain pharmacy benefit managers challenging brand drug pricing practices under various state and federal antitrust laws. The suits allege, among other things, that the manufacturers have offered, and certain pharmacy benefit managers have knowingly accepted, discriminatory discounts that violate the Robinson-Patman Act. The plaintiffs have also filed claims against the drug manufacturers and certain drug wholesalers, alleging price fixing of pharmaceutical drugs in violation of Section 1 of the Sherman Act. Some of these claims are in the form of a nationwide class action, which will commence trial in September 1998. Other plaintiffs have opted out of the class and will try their claims separately. Some of the drug manufacturers have settled both the price fixing and the Robinson Patman claims. These settlements provide that the manufacturers will not refuse to pay retrospective discounts to retail pharmacies based on their status as such.

     The Company is not a party to any of these proceedings. However, if these discounts and rebates are determined to have violated the Robinson-Patman Act, then the availability to the Company of certain discounts, rebates and fees that it presently receives could be adversely affected. No date has been set for trial of the Robinson-Patman claims, and the Company can give no assurance as to the ultimate outcome.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

                               Fiscal Year 1997            Fiscal Year 1996
   Class A Common Stock        High         Low           High           Low
     First Quarter             $ 38.25      $ 31.25       $ 58.00        $ 44.50
     Second Quarter              49.00        32.75         52.00          38.50
     Third Quarter               54.50        41.50         45.00          26.50
     Fourth Quarter              64.75        50.625        39.25          26.50

     The Company's Class B Common Stock has no established public trading market, but those shares will automatically convert to Class A Common Stock on a share for share basis upon transfer thereof to any entity other than New York Life Insurance Company or one of its affiliates.

     HOLDERS. As of March 6, 1997, there were 202 stockholders of record of the Company's Class A Common Stock, and 1 holder of record of the Class B Common Stock. The Company estimates there are approximately 8,500 beneficial stockholders of the Class A Common Stock.

     DIVIDENDS. The Board of Directors has not declared any cash dividends on the Company's common stock since the initial public offering. The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future.

     RECENT SALES OF UNREGISTERED SECURITIES

     EMPLOYEE STOCK OPTIONS. During 1997, the Company issued 141,500 options (the "Options") to acquire an equivalent number of shares of its Class A Common Stock (the "Common Stock") to certain of its key employees pursuant to the Company's Amended and Restated 1992 Stock Option Plan and its Amended and Restated 1994 Stock Option Plan (collectively, the "Plans"). The Compensation Committee of the Company's Board of Directors (the "Committee") administers the Plans. As a condition to receipt of the Options, the Committee required that each recipient execute and deliver an agreement prohibiting the employee from competing with the company or soliciting the employment of the Company's employees for specified periods after most terminations of the employee's employment with the Company. The exercise prices of the Options were equal to the market values on their respective dates of grant, as described in the Plans. The Committee has discretion to determine the vesting schedule for each Option grant. Generally, the Committee has made grants that become exercisable in equal amounts over five years, and in most cases the employee must be employed by the Company at the time of vesting to exercise their Options. Reference is made to the text of the Plans, which are filed with the Commission, for detailed information on the terms thereof. The Option issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D thereunder, based on, among other factors, the limited number of the Option acquirers, the type and amount of information available to the Option acquirers, and the absence of any general solicitation or advertising in connection with the issuance.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA

(IN THOUSANDS EXCEPT PER SHARE,                        Year Ended December 31,
OPERATING AND NON-FINANCIAL DATA)                   1997            1996            1995            1994           1993
-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                $  1,230,634    $    773,615    $    544,460    $    384,504   $    264,868
                                          -----------------------------------------------------------------------------
Costs and expenses:
    Cost of revenues                           1,119,167         684,882         478,283         338,151        236,398
    Selling, general and administrative           62,617          49,103          37,300          25,882         15,591
                                          -----------------------------------------------------------------------------
                                               1,181,784         733,985         515,583         364,033        251,989
                                          -----------------------------------------------------------------------------
Operating income                                  48,850          39,630          28,877          20,471         12,879
Other income, net                                  5,856           3,450             757             305            165
                                          -----------------------------------------------------------------------------
Income before income taxes                        54,706          43,080          29,634          20,776         13,044
Provision for income taxes                        21,277          16,932          11,307           8,053          4,945
                                          -----------------------------------------------------------------------------
Net income                                $       33,429    $     26,148    $     18,327    $     12,723     $    8,099
                                          =============================================================================
Basic earnings per share(1)               $         2.04    $       1.63    $       1.23    $       0.86     $     0.55
Diluted earnings per share(1)             $         2.02    $       1.60    $       1.20    $       0.84     $     0.55
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total current assets                       $     363,968    $    263,149    $    144,415   $      93,826  $      64,230
Total assets                                     402,508         300,425         164,088         108,922         76,144
Total current liabilities                        197,906         134,890          85,762          55,744         37,467
Working capital                                  166,062         128,259          58,653          38,082         26,763
Stockholders' equity                             203,701         164,090          77,379          52,485         38,273

-----------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Analysis of Results:
    Gross margin                                    9.1%           11.5%           12.2%           12.0%          10.8%
    Operating margin                                4.0%            5.1%            5.3%            5.3%           4.9%
    Pretax margin                                   4.4%            5.6%            5.4%            5.4%           5.0%
    Net margin                                      2.7%            3.4%            3.3%            3.3%           3.1%
    Return on assets                               11.1%           15.9%           16.8%           16.7%          17.8%
    Return on equity                               20.4%           33.8%           34.9%           33.2%          27.3%

-----------------------------------------------------------------------------------------------------------------------
NON-FINANCIAL DATA:
Pharmacy network
    claims processed                          73,164,000      57,838,000      42,871,000      26,323,000     18,296,000
Mail pharmacy
    prescriptions filled                       3,899,000       2,770,000       2,129,000       1,594,000      1,233,000
Number of pharmacies in
    pharmacy network                              50,200          48,300          46,500          36,900         32,900
Pharmacy benefit
    covered lives                             12,600,000       9,900,000       8,100,000       5,700,000      4,200,000

-----------------------------------------------------------------------------------------------------------------------

(1)Earnings  per share have been restated in accordance with FASB Statement
128, "Earnings Per Share," to provide basic and diluted earnings per share information.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company primarily derives its revenues from the sale of pharmacy benefit management ("PBM") services in the United States and Canada. The Company's net revenues include administrative and dispensing fees plus ingredient cost of pharmaceuticals dispensed to members of health benefit plans sponsored by the Company's clients by pharmacies participating in one of the networks of retail pharmacies maintained by the Company or by one of the Company's mail service pharmacies. Where the Company only administers the contracts between its clients and their own retail pharmacy networks, or where the Company dispenses pharmaceuticals from its mail service pharmacies that are supplied by one of the Company's clients, the Company records as net revenue only the administrative or dispensing fees it receives from its activities. The Company also derives revenue from (i) the sale of pharmaceuticals for and the provision of infusion therapy services through its IVTx division ("IVTx"), (ii) the sale of eyeglasses and contact lenses and related administrative fees through its Express Scripts Vision Corporation subsidiary ("ESVC"), (iii) the sale of informed decision counseling services through its Express Health LineSM division, and (iv) the sale of medical information management services, which include provider profiling, disease management support services and outcomes assessments, through its Practice Patterns Science, Inc. ("PPS") subsidiary or Health Management Services division ("HMS").

RESULTS OF OPERATIONS

     The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenues and the percentage change in the dollar amounts of such financial data for 1997 compared to 1996 and 1996 compared to 1995.

                                                        Percentage of Net Revenues                   % Increase
                                                          Year Ended December 31,               1997             1996
                                                    1997            1996           1995       Over 1996       Over 1995
                                ---------------------------------------------------------------------------------------
Net revenues:
Unrelated clients                                  83.1%           80.3%          80.2%           64.6%           42.3%
Related clients(1)                                 16.9%           19.7%          19.8%           36.6%           41.2%
                                -------------------------------------------------------
Total net revenues                                100.0%          100.0%         100.0%           59.1%           42.1%
                                -------------------------------------------------------

Costs and expenses:
    Cost of revenues                               90.9%           88.5%          87.8%           63.4%           43.2%
    Selling, general & administrative               5.1%            6.4%           6.9%           27.5%           31.6%
                                -------------------------------------------------------
                                                   96.0%           94.9%          94.7%           61.0%           42.4%
                                -------------------------------------------------------

Operating Income                                    4.0%            5.1%           5.3%           23.3%           37.2%

Other income, net                                   0.5%            0.5%           0.1%           69.7%          355.7%
                                -------------------------------------------------------
Income before income taxes                          4.5%            5.6%           5.4%           27.0%           45.4%
Provision for income taxes                          1.8%            2.2%           2.1%           25.7%           49.7%
                                -------------------------------------------------------
Net income                                          2.7%            3.4%           3.3%           27.9%           42.7%
                                =======================================================

(1)Related  clients consist of NYLCare Health Plans,  Inc.  ("NYLCare") and
New York Life Insurance Company. See note 3 to the December 31, 1997 consolidated financial statements for further discussion.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO 1996

     NET REVENUES. Net revenues for 1997 increased $457,019,000, or 59.1%, compared to 1996. Net revenues from the Company's claims processing services and mail pharmacy services increased 59.5% in 1997, compared to 1996. The primary reason for this increase was a $311,195,000, or a 60.0% increase in revenues from pharmacy claims processed reflecting a 26.5% increase in the number of claims processed, and a 26.6% increase in average revenue per claim compared to 1996. Revenue from the Company's mail pharmacy services increased $129,273,000, or 58.2%, reflecting a 40.8% increase in the number of prescriptions dispensed, and a 12.4% increase in the average revenue per prescription dispensed. The increase in average revenue per pharmacy claim processed is due to two factors:
(1) a shift in the mix of customers towards utilizing pharmacy networks established by the Company (for which the drug ingredient costs, dispensing fee and administrative fees are included as revenues), rather than networks arranged by its clients (for which the Company records only its administrative fee as net revenue); and (2) higher drug ingredient costs resulting from changes in therapeutic mix and dosage, new drugs introduced into the marketplace, and increased pricing. The increase in average revenue per prescription dispensed by the mail service pharmacies is primarily the result of: (1) the higher drug ingredient costs attributable to the foregoing factors; and (2) the fact that two of the Company's larger clients switched from programs in which they would provide drug inventory to replace drugs used by the Company to fill mail service prescriptions (for which the Company only includes its dispensing fee as net revenue) to the Company's standard program in which the Company purchases the inventory used to fill the prescriptions (and therefore includes the ingredient cost as well as the dispensing fee in net revenue). This switch had the effect of increasing both the mail pharmacy services revenue and cost of revenue compared to 1996, but the overall effect on the Company's reported net income for the year was not material. Increases in revenue from the factors cited herein were partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     The increase in the number of claims processed and the number of mail service pharmacy prescriptions dispensed reflects a 27.3% increase in the average number of members served from approximately 9.9 million members served at December 31, 1996 to approximately 12.6 million members served at December 31, 1997. The percentage increase in claims processing revenue continues to exceed the percentage increase in mail service revenues, as the price difference between mail pharmacy prescriptions and network pharmacy prescriptions decreases. Management expects this trend to potentially reverse by the end of 1998 as a result of the loss of the FHP business as discussed in the "Other Matters" section and as the mail service benefit is used more frequently by a larger number of members. Of the Company's net revenues from PBM services in 1997, 15.7% was for services provided to members of HMOs owned or managed by NYLCare or insurance policies administered by NYLCare.

     Net revenues from the Company's other business units, IVTx, ESVC, Express Health Line, PPS and HMS, increased 50.0%, compared to 1996, as a result of the growth in the number of members and/or clients who receive these services. Of the Company's net revenues for IVTx, ESVC and Express Health Line, 56.6% was for services provided to members of HMOs owned or managed by NYLCare and insurance policies administered by NYLCare

     COST OF REVENUES. Cost of revenues for 1997 increased $434,285,000, or 63.4%, compared to 1996. The percentage increase in cost of revenues was 4.3% greater than the increase in revenues, resulting in a decrease in gross profit margins. For claims processing services, the cost of revenue as a percentage of net claims revenue increased by 2.7% due to both the increase in the utilization of the Company's networks, as opposed to those arranged by its clients, and to lower prices offered in response to competitive pressures in the marketplace. The mail pharmacy gross margin decreased by 2.5% as a result of the switch by certain clients away from the replenishment program described above and lower prices being offered by the Company in response to competitive conditions in the pharmacy benefit management business. The Company also experienced an overall reduction as a percentage of net revenues in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs. The decrease in gross margin in both the claims processing and mail pharmacy services was partially offset by lower direct processing costs due to the economies of scale for both these operations. The cost of revenue for vision and infusion therapy services increased 39.6% principally due to costs related to the continued expansion of vision and infusion therapy service operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, measured as a percentage of net revenues, decreased from 6.4% in 1996 to 5.1% for 1997, reflecting overall economies of scale and expense control measures in these areas of the Company's operations. In addition increased utilization of the Company's pharmacy networks, rather than networks arranged by its clients, resulted in higher reported net revenues, which had the affect of lowering the selling, general and administrative expenses as a percentage of net revenues. Selling, general and administrative expenses increased in absolute terms by $13,514,000, or 27.5%, compared to 1996, which reflects the Company's increased revenues and its continuing commitment to enhance its ability to manage the pharmacy benefit by investing in information systems, additional clinical programs, increased marketing effort and operational and administrative support functions, and provide for future growth and enhanced service levels.

     OTHER INCOME, NET. Other income, net was $5,856,000 for 1997, compared to $3,450,000 for 1996, primarily as a result of higher interest rates on larger invested cash balances.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the year ended December 31, 1997 was $21,277,000, compared to $16,932,000 in the prior year. The effective tax rate was 38.9% in 1997 compared to 39.3% for 1996.

     NET INCOME. As a result of the foregoing, net income for the year ended December 31, 1997, increased $7,281,000, or 27.9%, compared to 1996.

     EARNINGS PER SHARE("EPS"). The Company reported basic EPS of $2.04 in 1997 compared to $1.63 in 1996, a 25.2% increase. The weighted average number of shares used in the calculations was 16,356,000 in 1997 and 16,080,000 in 1996. Diluted EPS was $2.02 in 1997 compared to $1.60 for 1996, a 26.3% increase. The weighted average number of shares used in the diluted EPS calculation was 16,561,000 in 1997 and 16,350,000 in 1996.

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

     The increase in the number of claims processed and the number of mail service pharmacy prescriptions dispensed reflects a 22.2% increase in the average number of members served from approximately 8.1 million members served at December 31, 1995 to approximately 9.9 million members served at December 31, 1996. The percentage increase in claims processing revenue continues to exceed the percentage increase in mail service revenues, as the price difference between mail pharmacy prescriptions and network pharmacy prescriptions decreases. Net revenues from the Company's vision and infusion therapy services increased 41.0%, compared to 1995, as a result of the growth in the number of members who receive these services. The Company's medical information management subsidiary, Practice Patterns Science, Inc., also contributed to the Company's progress in 1996.

     COST OF REVENUES. Cost of revenues for 1996 increased $206,599,000, or 43.2%, compared to 1995. The percentage increase in cost of revenues was 1.1% more than the increase in revenues, thus gross profit margins decreased slightly. For both claims and mail pharmacy services, gross margin decreased slightly due to scheduled fee reductions under the Company's amended contract with NYLCare and as a result of competitive pressures. These factors were offset by an increase as a percentage of net revenues in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs and economies of scale in direct processing costs. The cost of revenue for vision and infusion therapy services increased 46.2%, which is 5.2% above the increase in revenues from these services, compared to 1995. This was principally due to costs related to the continued expansion of vision and infusion therapy service operations in order to serve a larger client base.

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

     NET INCOME. As a result of the foregoing, net income for the year ended December 31, 1996 increased $7,821,000, or 42.7%, compared to 1995.

     EARNINGS PER SHARE. The Company reported basic EPS of $1.63 in 1996 compared to $1.23 in 1995, a 32.5% increase. The weighted average number of shares used in the calculations was 16,080,000 in 1996 and 14,871,000 in 1995, or an increase of 8.1%. The increase was primarily due to the April 1996 stock offering of 1,150,000 shares and the April 1996 issuance of 227,273 shares in connection with the contractual agreement with Premier, Inc. Diluted EPS was $1.60 in 1996 compared to $1.20 in 1995, a 33.3% increase. The weighted average number of shares used in the diluted EPS calculation was 16,350,000 in 1996 and 15,293,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's continued growth has resulted in an increase in the level of cash flow during each of the last three years of operations. Cash flow from operations totaled $52.5 million, $29.9 million, and $11.5 million in 1997, 1996, and 1995, respectively. Management expects to continue to fund a substantial portion of its future anticipated capital expenditures and other normal operating cash needs with operating cash flow. The Company also sold 1,150,000 shares of Class A Common Stock in April 1996, the net proceeds of which were $52,592,000. These funds and the interest received to date are currently invested in short-term investments and are available for general corporate purposes and for strategic acquisitions or affiliations as discussed below.

     The Company maintains a $25 million line of credit with the Mercantile Bank National Association, which was renewed for one year on May 29, 1997. The Company has allowed a second line of credit in the amount of $25 million to lapse while it negotiates new terms for a larger credit line (see Post Year-End Events). Upon consummation of such larger credit facility, the Company will also terminate the Mercantile Bank facility. At December 31, 1997 and 1996, there were no borrowings outstanding.

     As of December 31, 1997, the Company had repurchased a total of 237,500 shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996. The Company's Board of Directors approved the repurchase of up to 850,000 shares, and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions. Management believes the Company's capital resources are sufficient to fund this program.

     The Company has reviewed and currently intends to review potential acquisitions and affiliation opportunities (see Other Matters). The Company believes that available cash resources including the proceeds of the offering of the Company's common stock referred to above, bank financings and the issuance of additional common stock could be used to finance such acquisitions or affiliations. Although the Company entered into a definitive agreement to acquire Value Health, Inc. on February 20, 1998 (see Post Year-End Events), there can be no assurance the Company will make other acquisitions or affiliations in 1998.

OTHER MATTERS

     The Company typically reports membership both at January 1 and December 31 of each year. As many of the Company's clients start or terminate their service arrangements with the Company on January 1, measurement of members on this date is important. As of January 1, 1998 the Company reported membership of 12.3 million members, a reduction of approximately 300,000 members from the 12.6 million members reported on December 31, 1997. The net reduction takes into account the loss of approximately 900,000 lives from FHP International, Inc. ("FHP"), offset in part by new members from clients whose service began on January 1, 1998.

     On March 13, 1997, the Company announced that it had reached an agreement with RightCHOICE Managed Care, Inc. ("RightCHOICE"), a publicly held subsidiary of Blue Cross and Blue Shield of Missouri, whereby the Company will provide pharmaceutical benefit management services to RightCHOICE. The three year agreement became effective March 17, 1997, and covers approximately 500,000 members. The agreement also offers the Company the opportunity to provide service to an additional 1.4 million members enrolled in plans sponsored or administered by organizations affiliated with RightCHOICE.

     PacifiCare Health Systems, Inc. ("PacifiCare") completed its acquisition of FHP during 1997. The Company's contract to provide pharmacy benefit services to FHP's members expired December 31, 1997. By agreement the Company will process pharmacy claims for FHP through April 1, 1998 as FHP transitions the business to a PBM owned by PacifiCare. As of January 1, 1998, approximately 900,000 lives were transferred to PacifiCare's PBM. It is anticipated another 900,000 lives will be transferred out by April 1, 1998. While FHP was the Company's largest single client in terms of membership, its contribution to the net revenues in 1997 was less than 2.25% (due to the fact that the Company only recorded the fees related to administering FHP's network prescriptions and, prior to May 1, 1997, dispensing mail pharmacy prescriptions), and its contribution to the Company's earnings is substantially less than the relationship of FHP membership to total membership. The Company amortized the remaining amount of the advance discount on the Class A Common Stock previously issued to FHP during 1997.

     During the third quarter of 1997, the Company announced that ESI Canada, Inc., the Company's Canadian subsidiary, will provide PBM services to First Canadian Health Management Corporation, Inc., a subsidiary of Aetna Life Insurance Company of Canada. The program for which services will be provided covers 640,000 registered Indians and Inuit in Canada, and will commence on July 1, 1998 and run through June 30, 2003.

     The Company also announced it had renewed its contract with Coventry Corporation for a period of two years through 1999.

     In June 1997 the FASB issued Statement of Financial Accounting Standards Statement 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. FAS 131 is effective for years beginning after December 15, 1997. The Company is reviewing the applicability of FAS 131 on its future reporting requirements.

POST YEAR-END EVENTS

     On February 20, 1998 the Company announced that it had executed a definitive agreement to purchase ValueRx, the PBM business of Columbia/HCA Healthcare Corporation ("Columbia"). Under terms of the agreement, the Company will pay cash in the amount of $445 million for the stock of Value Health, Inc. and Managed Prescription Network, Inc., the sole assets of which at closing shall be various subsidiaries each now or formerly conducting business as a PBM, including ValueRx Pharmacy Program, Inc. The Company expects to use approximately $100 million of its own cash and finance the remainder of the purchase price through a five year bank facility. In 1997, the unaudited combined revenue of the two companies was in excess of $2.7 billion. The acquisition will be accounted for as a purchase and is subject to customary closing conditions including required governmental approvals and consummation and funding of the bank credit facility. The Company anticipates the transaction will close in the second quarter of 1998.

     On March 16, 1998, the Company announced that, in connection with New York Life's sale of NYLCare to Aetna U.S. HealthCare, Inc. ("Aetna"), Aetna and the Company reached an agreement to extend the Company's HMO PBM and infusion therapy agreements through December 31, 2003. The existing contract pricing is effective through December 31, 1999, and thereafter certain pricing adjustments (which the Company believes reflect an appropriate market price) will be instituted for the year 2000 and subsequent periods. The Company will provide PBM services to 1.4 million HMO members after the acquisition is consummated, which is approximately equal to the NYLCare HMO membership base currently served by the Company. The infusion therapy agreements are extended under their current terms until December 31, 2000, and thereafter limited price adjustments may take effect under certain circumstances. The existing agreements for managed vision care and informed decision counseling will continue through December 31, 1999. The Company will also continue to provide PBM services to members of the NYLCare indemnity programs until such members are converted to new health insurance policies. The impact of this arrangement on earnings per share is not expected to be material in 1998 or 1999.

YEAR 2000 INFORMATION SYSTEMS ISSUES

     As discussed in Item 1 herein, the Company has developed a plan to address the Year 2000 issue and, in doing so, will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. Although the Company is still evaluating the overall costs associated with the Year 2000 issue, which are being expensed as incurred, the Company does not believe the costs associated therewith are or will be material to the Company's results of operations or financial condition. However, there can be no assurance that the Company's efforts to address the Year 2000 problem will be entirely successful, and the failure to fully address associated issues could result in material adverse financial consequences to the Company. In addition, there can be no assurance that the systems of other companies on which the Company's systems and other operations rely will become Year 2000 compliant in a timely manner, and any such failure could have a material adverse effect on the Company's systems and operations.

IMPACT OF INFLATION

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenues and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not had a significant adverse affect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Express Scripts, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 42 present fairly, in all material respects the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  Price Waterhouse LLP
St. Louis, Missouri
February 6, 1998, except for Note 13,
which is as of February 20, 1998

CONSOLIDATED BALANCE SHEET

                                                                                                     December 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                              1997                1996
-----------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                            $   64,155          $   25,211
    Short-term investments                                                                   57,938              54,388
    Receivables, less allowance for doubtful
        accounts of $4,802 and  $2,335, respectively
            Unrelated parties                                                               194,061             144,963
            Related parties                                                                  16,230              18,842
    Inventories                                                                              28,935              17,491
    Deferred taxes and prepaid expenses                                                       2,649               2,254
                                                                                  --------------------------------------
            Total current assets                                                            363,968             263,149
Property and equipment, less accumulated depreciation and amortization                       26,821              21,447
Other assets                                                                                 11,719              15,829
                                                                                  -------------------------------------
            Total assets                                                                  $ 402,508           $ 300,425
                                                                                  =====================================

Liabilities and Stockholders' Equity Current liabilities:
    Claims payable                                                                        $ 153,051           $  98,865
    Accounts payable                                                                         17,979              16,347
    Accrued expenses                                                                         26,876              19,678
                                                                                  -------------------------------------
            Total current liabilities                                                       197,906             134,890
                                                                                  -------------------------------------
Deferred rents and taxes                                                                        901               1,445
                                                                                  -------------------------------------
Commitments and Contingencies (Notes 2 and 6)

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, and no shares issued and outstanding
    Class A Common Stock, $.01 par value, 30,000,000 shares authorized,
        9,238,000 and 8,974,000 shares issued and outstanding, respectively                      93                  90
    Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
        7,510,000 shares issued and outstanding                                                  75                  75
    Additional paid-in capital                                                              106,901              98,958
    Foreign currency translation adjustments                                                   (27)                 (2)
    Retained earnings                                                                       103,648              70,219
                                                                                  -------------------------------------
                                                                                            210,690             169,340
    Class A Common Stock in treasury at cost,
        237,500 shares and 182,500 shares, respectively                                     (6,989)             (5,250)
                                                                                  -------------------------------------
            Total stockholders' equity                                                      203,701             164,090
                                                                                  -------------------------------------
            Total liabilities and stockholders' equity                                    $ 402,508           $ 300,425
                                                                                  =====================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                     Year Ended December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                       1997                1996               1995
-----------------------------------------------------------------------------------------------------------------------
Net revenues (INCLUDING $208,118, $152,311 AND
    $107,838, RESPECTIVELY FROM RELATED PARTIES)                     $ 1,230,634         $   773,615       $    544,460
                                                              ---------------------------------------------------------
Cost and expenses:
    Cost of revenues                                                   1,119,167             684,882            478,283
    Selling, general and administrative                                   62,617              49,103             37,300
                                                              ---------------------------------------------------------
                                                                       1,181,784             733,985            515,583
                                                              ---------------------------------------------------------
Operating income                                                          48,850              39,630             28,877
                                                              ---------------------------------------------------------
Other income (expense):
    Interest income                                                        6,081               3,509                843
    Interest expense                                                       (225)                (59)               (86)
                                                              ---------------------------------------------------------
                                                                           5,856               3,450                757
                                                              ---------------------------------------------------------
Income before income taxes                                                54,706              43,080             29,634
Provision for income taxes                                                21,277              16,932             11,307
                                                              ---------------------------------------------------------
Net income                                                           $    33,429         $    26,148        $    18,327
                                                              =========================================================
Basic earnings per share                                             $      2.04         $      1.63        $      1.23
                                                              =========================================================
Weighted average number of common shares
    outstanding during the period - Basic EPS                             16,356              16,080             14,871
                                                              =========================================================
Diluted earnings per share                                           $      2.02          $     1.60         $     1.20
                                                              =========================================================
Weighted average number of common shares outstanding
    during the period - Diluted EPS                                       16,561              16,350             15,293
                                                              =========================================================
See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY

                                Number of Shares                                    Amount
                               -------------------     ------------------------------------------------------------------------
                                                                                               Foreign
                                Class A    Class B        Class A     Class B    Additional    Currency
                                 Common     Common        Common      Common      paid-in    Translation   Retained    Treasury
(IN THOUSANDS)                   Stock      Stock         Stock       Stock       capital     Adjustment   Earnings      Stock
--------------------------------------------------     ------------------------------------------------------------------------
Balance at December 31, 1994      4,242     10,500            $42        $105    $26,594           -       $25,744          -
    Net income                        -          -              -           -          -           -        18,327          -
    Issuance of Class A
        Common Stock                 25          -              -           -        684           -             -          -
    Exercise of stock options       272          -              3           -      2,308           -             -          -
    Tax benefit relating to
      employee stock options          -          -              -           -      3,572           -             -          -
                              ------------------------------------------------------------------------------------------------
Balance at December 31, 1995      4,539     10,500             45         105     33,158           -        44,071          -
    Net income                        -          -              -           -          -           -        26,148          -
    Conversion of Class B
        Common Stock to
        Class A Common Stock      2,990    (2,990)             30        (30)          -           -             -          -
    Issuance of Class A
        Common Stock
            Contractual agreement   227          -              2           -     11,250           -             -          -
            Public offering       1,150          -             12           -     52,580           -             -          -
    Exercise of stock options        68          -              1           -      1,309           -             -          -
    Tax benefit relating to
        employee stock options        -          -              -           -        661           -             -          -
    Treasury Stock acquired           -          -              -           -          -           -             -     $(5,250)
    Foreign currency transalation
         adjustment                   -          -              -           -          -        $(2)             -          -
                              -------------------------------------------------------------------------------------------------
Balance at December 31, 1996      8,974      7,510             90          75     98,958         (2)        70,219      (5,250)
    Net income                        -          -              -           -          -           -        33,429          -
    Exercise of stock options       264          -              3           -      4,769           -             -          -
    Tax benefit relating to
        employee stock options        -          -              -           -      3,174           -             -          -
    Treasury Stock acquired           -          -              -           -          -           -             -      (1,739)
    Foreign currency translation      -          -              -           -          -                         -          -
        adjustment                                                                               (25)
                              -------------------------------------------------------------------------------------------------
Balance at December 31, 1997      9,238      7,510            $93         $75   $106,901        $(27)     $103,648     $(6,989)
                              =================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                     Year Ended December 31,
(IN THOUSANDS)                                                              1997                1996               1995
-----------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income                                                          $ 33,429            $ 26,148           $ 18,327
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                                     10,470               6,707              4,381
        Tax benefit relating to employee stock options                     3,174                 661              3,572
        Changes in operating assets and liabilities:
            Receivables                                                 (46,486)            (46,693)           (39,304)
            Inventories                                                 (11,444)             (3,638)            (4,904)
            Prepaid expenses and other assets                                888             (2,787)              (844)
            Claims payable                                                54,186              37,950             22,206
            Accounts payable and accrued expenses                          8,286              11,515              8,066
                                                              ---------------------------------------------------------
Net cash provided by operating activities                                 52,503              29,863             11,500
                                                              ---------------------------------------------------------

Cash flows from investing activities:
    Acquisition of new business                                                -               (940)                 -
    Short-term investments                                               (3,550)            (54,388)                 -
    Purchases of property and equipment                                 (13,017)             (9,480)            (8,047)
                                                              ---------------------------------------------------------
Net cash (used in) investing activities                                 (16,567)            (64,808)            (8,047)
                                                              ---------------------------------------------------------

Cash flows from financing activities:
    Proceeds from stock offering                                               -              52,592                  -
    Acquisition of Treasury Stock                                        (1,739)             (5,250)                  -
    Exercise of stock options                                              4,772               1,310              2,311
                                                              ---------------------------------------------------------
Net cash provided by financing activities                                  3,033              48,652              2,311
                                                              ---------------------------------------------------------

Effect of foreign currency translation adjustment                           (25)                 (2)                  -
                                                              ---------------------------------------------------------

Net increase in cash and cash equivalents                                 38,944              13,705              5,764
Cash and cash equivalents at beginning of year                            25,211              11,506              5,742
                                                              ---------------------------------------------------------
Cash and cash equivalents at end of year                                $ 64,155            $ 25,211          $  11,506
                                                              =========================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed by Express Scripts, Inc. are described below. The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     FOREIGN CURRENCY TRANSLATION. Adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity.

     ORGANIZATION AND OPERATIONS. The Company currently derives the majority of its revenues, including claims processing fees, principally from domestic sales of prescription drugs by its mail pharmacies and pharmacies in the Company's nationwide networks. Effective in January 1996, the Company began processing claims for clients of its wholly-owned Canadian subsidiary, ESI Canada, Inc. ("ESI Canada"). The Company also derives revenues from (i) informed decision counseling services through its Express Health LineSM division, (ii) the sale of pharmaceuticals for and the provision of infusion therapy services through its IVTx division, (iii) medical information management services, which include provider profiling, disease management support services and outcomes assessments through its Practice Patterns Science, Inc. subsidiary, and (iv) sales of eyeglasses and contact lenses and associated administrative fees to participants in the Company's managed vision programs operated by Express Scripts Vision Corporation.

     In March 1992, the Company, which was originally incorporated in Missouri in 1986, was reincorporated in Delaware and issued an aggregate of 10,500,000 shares of Class B Common Stock to Sanus Corp. Health Systems ("Sanus") in exchange for the outstanding shares of its common stock. Sanus at that time was an indirect subsidiary of New York Life. In April 1992, as a result of a reorganization, both the Company and Sanus became direct subsidiaries of NYLIFE HealthCare Management, Inc. ("NYLIFE"). Sanus has since changed its name to NYLCare Health Plans, Inc. ("NYLCare"). In April 1996, NYLIFE converted 2,990,000 Class B shares to Class A Common Stock and sold those shares in a public offering. NYLIFE continues to own all the remaining outstanding Class B Common Stock of the Company (see Note 9).

     CONTRACTUAL AGREEMENTS. The Company enters into corporate alliances with certain of its clients whereby shares of the Company's Class A Common Stock are awarded as advance discounts to the clients. The Company accounts for these agreements as follows:

     PRIOR TO DECEMBER 15, 1995 - For agreements consummated prior to December 15, 1995, the stock is valued utilizing the quoted market value at the date the agreement is consummated if the number of shares to be issued is known. If the number of shares to be issued is contingent upon the occurrence of future events, the stock is valued utilizing the quoted market value at the date the contingency is satisfied and the number of shares is determinable.

     BETWEEN DECEMBER 15, 1995 AND NOVEMBER 20, 1997 - For agreements entered into between these dates, the Company utilizes the provisions of Financial Accounting Standards Board Statement 123 "Accounting for Stock-Based Compensation" ("FAS 123") which requires that all stock issued to nonemployees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued instead of the intrinsic value method utilized for stock issued or to be issued under alliances entered into prior to December 15, 1995. The Company has adopted FAS 123 as it relates to stock issued or to be issued under the Premier and Manulife alliances based on fair value at the date the agreement was consummated.

     SUBSEQUENT TO NOVEMBER 20, 1997 - In November 1997, the Emerging Issues Task Force reached a consensus that the value of equity instruments issued for consideration other than employee services should be initially determined on the date on which a "firm commitment" for performance first exists by the provider of goods or services. Firm commitment is defined as a commitment pursuant to which performance by a provider of goods or services is probable because of sufficiently large disincentives for nonperformance. The consensus must be applied for all new arrangements and modifications of existing arrangements entered into from November 20, 1997. The consensus only addresses the date upon which fair value is determined and does not change the accounting based upon fair value as prescribed by FAS 123. No such arrangements have been entered into by the Company subsequent to November 20, 1997.

     Shares issued on the effective date of the contractual agreement are considered outstanding and included in basic and diluted earnings per share computations when issued. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the earnings per share computation as discussed in the "Earnings per share" note. The value of the shares of stock awarded as advance discounts is recorded as a deferred cost and included in Other Assets. The deferred cost is recognized in Selling, General and Administrative expenses over the period of the contract.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on hand and temporary investments in money market funds. Due to the nature of these instruments, the carrying amount approximates fair value.

     SHORT-TERM INVESTMENTS. Short-term investments consists of debt securities with a maturity of less than one year that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost, which approximates fair market value.

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

     SOFTWARE DEVELOPMENT COSTS. Research and development expenditures relating to the development of software to be marketed to clients, or to be used for internal purposes, are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date of general release to customers, or to the date placed into production, are capitalized and included as Property and Equipment. During 1997, 1996 and 1995, $1,982,000, $1,898,000, and $1,084,000 in software development costs were capitalized, respectively. Capitalized software development costs amounted to $5,269,000 and $3,377,000 at December 31, 1997 and 1996, respectively.
Amortization of the capitalized amounts commences on the date of general release to customers, or the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are also included in amortization expense. Amortization expense was $622,000 in 1997 and $136,000 in 1996. No amortization expense was recorded in 1995.

     GOODWILL. Goodwill is amortized on a straight-line basis over a fifteen year period. Amortization expense was $42,000 for each of the three years ended December 31, 1997, 1996 and 1995.

     IMPAIRMENT OF LONG LIVED ASSETS. The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of December 31, 1997 or 1996.

     REVENUE RECOGNITION. Revenues from dispensing prescription and non-prescription medical products from the Company's mail service pharmacies are recorded upon shipment. Revenue from sales of prescription drugs by pharmacies in the Company's nationwide network and pharmacy claims processing revenues are recognized when the claims are processed. When the Company dispenses pharmaceuticals to members of health benefit plans sponsored by the Company's clients or has an independent contractual obligation to pay its network pharmacy providers for benefits provided to members of its clients' pharmacy benefit plans, the Company includes payments from plan sponsors for these benefits as net revenue and ingredient costs or payments to these pharmacy providers in cost of revenues. If the Company is only administering the plan sponsors' network pharmacy contracts, or where the Company dispenses pharmaceuticals supplied by one of the Company's clients, the Company records only the administrative or dispensing fees derived from the Company's contracts with the plan sponsors as net revenue.

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

     EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings Per Share" ("FAS 128"). The terms of FAS 128 are effective for all earnings per share disclosures subsequent to December 15, 1997 and requires all prior period earnings per share disclosures be restated to conform with FAS 128. FAS 128 requires a presentation of both "Basic" earnings per share and "Diluted" earnings per share. "Basic" earnings per share computes per share earnings using the weighted average number of common shares outstanding during the period, while "Diluted" earnings per share computes per share earnings in the same manner as "Basic" earnings per share plus the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The only difference between the number of weighted average shares used in the basic and diluted calculation for all years is stock options granted by the Company using the "treasury stock" method, amounting to 205,000, 270,000 and 422,000 in 1997, 1996 and 1995, respectively. The Company has adopted FAS 128 listing both "Basic" earnings per share and "Diluted" earnings per share for all years presented in the financial statements.

     Shares issuable upon the satisfaction of conditions are considered outstanding and included in the computation of - BASIC EARNINGS PER SHARE as of the date that all necessary conditions have been satisfied - DILUTED EARNINGS PER SHARE - if all necessary conditions have been satisfied by the end of the period - if all necessary conditions have not been satisfied by the end of the period, the number of shares included are based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive.

     EMPLOYEE STOCK-BASED COMPENSATION. The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company applies the intrinsic value method of accounting and, therefore, does not recognize compensation expense for options granted, because options are only granted at a price equal to market value at the time of grant. During 1996, FAS 123 became effective for the Company. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. The Company has, therefore, elected to continue applying the intrinsic value method under APB 25. For companies that choose to continue applying the intrinsic value method, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized (see Note
10).

     2. CONTRACTUAL AGREEMENTS

     On December 31, 1995, the Company entered into a ten-year corporate alliance with Premier Purchasing Partners, L.P. (formerly, American Healthcare Systems Purchasing Partners, L.P., the "Partnership"), an affiliate of Premier, Inc. ("Premier"). Premier is the alliance of healthcare systems resulting from the merger in 1995 of American Healthcare Systems, Premier Health Alliance and SunHealth Alliance. Under the terms of the transaction, the Company is Premier's preferred vendor of pharmacy benefit management services to Premier's shareholder systems and their managed care affiliates and will issue shares of its Class A Common Stock as an administrative fee to the Partnership based on the attainment of certain benchmarks, principally related to the number of members receiving the Company's pharmacy benefit management services under the arrangement, and to the achievement of certain joint purchasing goals. In accordance with the terms of the agreement, the Company issued 227,273 shares of Class A Stock to Premier in May, 1996, and may be required to issue up to an additional 2,250,000 shares to the Partnership over a period up to the first five years of the agreement if the Partnership exceeds all benchmarks. The shares issued were valued at $11,250,000 and are being amortized over the remaining term of the agreement. Amortization expense amounted to $1,164,000 in 1997 and $776,000 in 1996. Except for certain exemptions from registration under the 1933 Act, any shares issued to the Partnership cannot be traded until they have been registered under the Securities Act of 1933, as amended (the "1933 Act") and any applicable state securities laws. No stock was issued in 1997.

     Effective January 1, 1996, the Company executed a multi-year contract with The Manufacturers Life Insurance Company ("Manulife"), to introduce pharmacy benefit management services in Canada. Manulife's Group Benefits Division continues to work with ESI Canada to provide these services. Under the terms of the agreement, the Company will be the exclusive third-party provider of pharmacy benefit management services to Manulife's Canadian clients. The Company also will issue shares of its Class A Common Stock as an advance discount to Manulife based upon achievement of certain volumes of Manulife pharmacy claims processed by the Company. No shares will be issued until after the fourth year of the agreement based on volumes reached in years two through four. The Company anticipates issuing no more than 237,000 shares to Manulife over a period up to the first six years of the agreement. Except for certain exemptions from registration under the 1933 Act, any shares issued to Manulife cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws. In accordance with the terms of the agreement, no stock was issued in 1997 or 1996.

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

     Pursuant to an agreement with Coventry Corporation, an operator of health maintenance organizations located principally in Pennsylvania and Missouri, on January 3, 1995, the Company issued 25,000 shares of Class A Common Stock as an advance discount to Coventry in a private placement. These shares were valued at $27.38 per share, the per share market value of the Company's Class A Common Stock on November 22, 1994, which was the date the agreement was consummated and the obligation of the parties became unconditional. No revision of the consideration for the transaction occurred between November 22, 1994 and January 3, 1995. The shares issued to Coventry are being amortized over a six-year period. Amortization expense was $114,000 for each of the three years ended December 31, 1997, 1996 and 1995. Except for certain exemptions from registration under the 1933 Act, these shares cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws. Effective January 1, 1998, Coventry renewed the agreement for a two-year term through December 31, 1999. As part of the agreement, the Company issued warrants as an advance discount to purchase an additional 25,000 shares of the Company's Class A Common Stock, exercisable at 90% of the market value at the time of renewal.

     On October 13, 1992, the Company entered into a five-year arrangement with FHP, Inc. ("FHP") pursuant to which the Company agreed to provide pharmacy benefit services to FHP and its members. FHP is an operator of health maintenance organizations, principally in the western United States. In accordance with the agreement, the Company commenced providing pharmacy benefit services to FHP and its members on January 4, 1993. On the commencement date and pursuant to the agreement, the Company issued 200,000 shares of its Class A Common Stock as advance discounts to FHP in a private placement. These shares were valued at $8.25 per share, the per share market value of the Company's Class A shares on October 13, 1992, which was the date the agreement was consummated and the obligations of the parties became unconditional. No revision of the consideration for the transaction occurred between October 13, 1992 and January 4, 1993. In February 1997, PacifiCare Health Systems, Inc. ("PacifiCare") completed the acquisition of FHP. As a result of the acquisition, PacifiCare informed the Company that it would not enter into a long-term extension of the agreement and has reached an agreement with the Company to phase-out membership beginning July 1997 and continuing until April 1998. The cost of the shares issued to FHP was amortized over a five-year period. Due to the termination of the agreement, the unamortized balance of $990,000 was written off in 1997. Amortization expense was $165,000 in 1996 and 1995.

     3. RELATED PARTY TRANSACTIONS

     The Company has agreements to provide claims processing services and mail pharmacy prescription services for NYLCare, in return for which it receives processing fees and reimbursement for the contracted cost of the claims. Cost of revenues from related parties were $176,761,000, $122,157,000 and $82,903,000 in
1997, 1996 and 1995, respectively.

The amount receivable from or (due to) related parties comprised the following:

                                                                           December 31,
(IN THOUSANDS)                                                      1997                    1996
------------------------------------------------------------------------------------------------
Receivable from NYLCare                                         $ 23,709                $ 23,083
Due to NYLCare                                                   (7,479)                 (4,241)
                                                  ----------------------------------------------
Total related party receivable                                  $ 16,230                $ 18,842
                                                  ==============================================

Changes in amounts due to NYLCare are summarized as follows:

(IN THOUSANDS)                                                      1997                    1996                   1995
-----------------------------------------------------------------------------------------------------------------------
Beginning balance, January 1                                    $  4,241               $   5,578             $    4,328
Formulary fees                                                    11,690                   7,636                  5,895
Other, net                                                             -                       -                    968
Payments                                                         (8,452)                 (8,973)                (5,613)
                                                  ---------------------------------------------------------------------
Ending balance, December 31                                     $  7,479                $  4,241              $   5,578
                                                  =====================================================================

     The  Company is the  exclusive  provider  of  pharmacy  benefit  management services to NYLCare's managed healthcare subsidiaries, subject to certain exceptions. Currently, the Company's agreement with NYLCare also provides that fees from drug manufacturers whose products are used in the Company's formularies related to NYLCare subsidiaries will be allocated 100% to the Company up to $400,000 and 75% to NYLCare and 25% to the Company thereafter. The Company is also the non-exclusive provider of pharmacy benefit management services for insurance plans underwritten and administered by NYLCare (these plans were underwritten and administered by New York Life prior to its internal reorganization pursuant to which it transferred all of its group life and health insurance business, along with its PBM agreement with the Company, to NYLCare). In 1996 fees from drug manufacturers with respect to this business were allocated 100% to the Company. Effective January 1, 1997, the Company shared such fees with NYLCare on a fixed per script amount which approximates 40% of the total of such fees.

     Such fees allocated to NYLCare were $11,690,000, $7,636,000 and $5,895,000 in 1997, 1996 and 1995, respectively. The Company's portion of such fees were $5,803,000, $3,064,000 and $2,553,000 in 1997, 1996 and 1995, respectively. The portion of the fees retained by the Company has been classified in the accompanying consolidated statement of operations as a reduction of cost of revenues.

     4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

                                                                             December 31,
(IN THOUSANDS)                                                      1997                    1996
------------------------------------------------------------------------------------------------
Furniture                                                      $   4,362               $   3,203
Equipment                                                         28,924                  21,837
Computer software                                                 12,011                   8,656
Leasehold improvements                                             3,934                   2,699
                                                  ----------------------------------------------
                                                                  49,231                  36,395
Less accumulated depreciation and
    amortization                                                  22,410                  14,948
                                                  ----------------------------------------------
                                                                $ 26,821                $ 21,447
                                                  ==============================================


     5. INCOME TAXES

The income tax provision consists of the following:

                                                                                Year Ended December 31,
(IN THOUSANDS)                                                      1997                    1996                   1995
-----------------------------------------------------------------------------------------------------------------------
Current provision:
    Federal                                                     $ 19,048              $   13,945                $ 9,951
    State                                                          2,779                   2,480                  1,656
    Foreign                                                          284                     190                      -
                                                  ---------------------------------------------------------------------
        Total current provision                                   22,111                  16,615                 11,607
Deferred:
    Federal                                                        (714)                     267                  (259)
    State                                                          (120)                      50                   (41)
                                                  ---------------------------------------------------------------------
                                                                $ 21,277                $ 16,932               $ 11,307
                                                  =====================================================================
Effective tax rate                                                 38.9%                   39.3%                  38.2%


The effective tax rate is comprised of a federal rate of 35.0% in 1997, 1996 and 1995, state taxes net of federal benefit of 3.8%, 4.3%, and 3.5% in 1997, 1996 and 1995, respectively; and all other items comprising 0.1%, 0.0%, and (0.3%) in 1997, 1996 and 1995, respectively. The effect of foreign taxes on the effective tax rate for 1997 and 1996 is immaterial.

The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:


                                                                             December 31,
(IN THOUSANDS)                                                      1997                    1996
------------------------------------------------------------------------------------------------
Deferred Tax Assets:
   Inventory costing capitalization and reserves              $      675               $     624
   Allowance for bad debts                                         1,578                     969
   Employee compensation                                             512                       -
   Other                                                              79                      34
                                                  ----------------------------------------------
       Gross deferred tax assets                                   2,844                   1,627
                                                  ----------------------------------------------
Deferred Tax Liabilities:
   Depreciation and property differences                         (1,166)                 (1,169)
   Other                                                            (91)                   (217)
                                                  ----------------------------------------------
       Gross deferred tax liabilities                            (1,257)                 (1,386)
                                                  ----------------------------------------------

Net deferred tax assets                                         $  1,587                $    241
                                                  ==============================================


The Company made cash payments for federal and state income taxes of $20,691,000, $14,544,000 and $7,548,000 in 1997, 1996 and 1995, respectively.

    6. COMMITMENTS AND CONTINGENCIES

     The Company leases office and distribution facility space under operating leases. The primary leases are for office and distribution facilities in St. Louis, Missouri, and Tempe, Arizona. The St. Louis facility is under a 16-year lease which commenced November 1992, and the facility in Tempe is under a 15-year lease which commenced November 1993. The Company also leases satellite offices for certain other Company operations for varying periods up to 5 years. The aggregate minimum lease commitment is $1,883,000 in 1998, $1,863,000 in
1999,   $1,859,000  in  2000,  $1,785,000  in  2001,  $1,600,000  in  2002,  and
$10,169,000 in years thereafter.

     For the year ended December 31, 1997, approximately 66.0% of the Company's pharmaceutical purchases were through one wholesaler. The Company believes that other alternative sources are readily available.

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

     7. CREDIT AGREEMENT

     The Company maintains a $25,000,000 unsecured line of credit with the Mercantile Bank National Association which was renewed for one year on May 29, 1997. The Company has allowed a second line of credit in the amount of $25 million to lapse as of October 31, 1997. Terms of the Mercantile Bank credit agreement are as follows: interest is charged on the principal amount outstanding at a rate equal to any of the following options which the Company, at its option shall select: (i) the bank's "prime rate", (ii) a floating rate equal to the Bank's cost of funds rate plus 50 basis points, or (iii) a fixed rate for periods of 30, 60, 90 or 180 days equal to the LIBOR rate plus 50 basis points. Fees under this agreement on any unused portion are charged at ten one-hundredths of one percent per year. At December 31, 1997 and 1996, the Company had no outstanding borrowings under this agreement, nor did it borrow any amounts under these agreements during 1997.

     8. RETIREMENT PLAN

     The Company offers all of its full-time employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees may elect to enter into a written salary deferral agreement under which a maximum of 10% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. In 1994, the Company began matching the first $1,000 of the employee's contribution for the year. Effective January 1, 1996, the Company's match was increased to the first $2,000 of the employee's contribution for the year. For the year ended December 1997, 1996 and 1995, the Company made contributions of approximately $909,000, $639,000 and $332,000, respectively.

     9. COMMON STOCK

     The holders of Class A Common Stock have one vote per share, and the holders of Class B Common Stock have ten votes per share. NYLIFE is the sole holder of Class B Common Stock. Class B Common Stock converts into Class A Common Stock on a share-for-share basis upon transfer (other than to New York Life or its affiliates) and is convertible at any time in the discretion of the holder. At December 31, 1997, NYLIFE and the holders of Class A Common Stock have control over approximately 89.1% and 10.9%, respectively, of the combined voting power of all classes of Common Stock.

     In April 1996, NYLIFE converted 2,990,000 shares of Class B Common Stock to Class A Common Stock and sold the Class A shares in a public offering. The Company did not receive any proceeds from the sale of these shares. The Company sold an additional 1,150,000 Class A shares in the same stock offering and received net proceeds of $52,592,000 after deducting expenses incurred in connection with the offering.

     As of December 31, 1997, 2,754,000 shares of the Company's Class A Common Stock have been reserved for issuance to organizations with which the Company has signed contractual agreements (see Note 2).

     10. STOCK OPTION PLANS

     At December 31, 1997, the Company has three fixed stock-based compensation plans, which are described below.

     In April 1992, the Company adopted a stock option plan amended in 1995, which provides for the grant of nonqualified stock options and incentive stock options to officers and key employees of the Company selected by the Compensation Committee of the Board of Directors. Initially, a maximum of 700,000 shares of Class A Common Stock could be issued under the plan. That amount increases annually each January 1, from January 1, 1993 to and including January 1, 1999 by 70,000, to a maximum of 1,190,000 shares. In June 1994, the Board of Directors adopted the Express Scripts, Inc. 1994 Stock Option Plan, also amended in 1995 and 1997. The plan was approved by the stockholders in June 1995. A total of 460,000 shares of the Company's Class A Common Stock has been reserved for issuance under this plan. In January 1998, the Board of Directors of the Company approved an amendment to such stock option plan providing that the total number of shares reserved for issuance under the plan be increased to 960,000, subject to approval by the Company's shareholders at the 1998 Annual Meeting of Shareholders. Under either plan, the exercise price of the options may not be less than the fair market value of the shares at the time of grant. The Committee may establish vesting terms in its discretion, and has typically provided that options vest over a five year period. The options may be exercised, subject to a ten-year maximum, over a period determined by the Committee.

     In April 1992, the Company also adopted a stock option plan which was amended in 1995 and 1996 and provides for the grant of nonqualified stock options to purchase 24,000 shares to each director who is not an employee of the Company or its affiliates. A maximum of 192,000 shares of Class A Common Stock may be issued under this plan at a price equal to fair market value at the date of grant. Options vest over a five-year period from the date of grant.

     The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. Note that due to the adoption of the methodology prescribed by FAS 123, the pro forma results shown below only reflect the impact of options granted in 1997, 1996 and 1995. Because future options may be granted and vesting typically occurs over a five year period, the pro forma impact shown for 1997, 1996 and 1995 is not necessarily representative of the impact in future years.


                                   1997             1996           1995
                           ---------------------------------------------
Net income
   As reported              $33,429,000      $26,148,000     $18,327,000
   Pro forma                 32,034,000       25,235,000      18,220,000

Basic earnings per share
   As reported                    $2.04            $1.63          $1.23
   Pro forma                       1.96             1.58           1.23

Diluted earnings per share
   As reported                    $2.02            $1.60          $1.20
   Pro forma                       1.94             1.56           1.20


The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:


                                          1997         1996           1995
                                  ---------------------------------------------
Expected life of option                 2-7 years    1-6 years       1-6 years
Risk-free interest rate                  5.7-6.6%      5-6.5%        5.5-6.9%
Expected volatility of stock               40%         30-50%         30-50%
Expected dividend yield                    None         None           None


The actual value of the options will depend on the excess of the market price of the shares over the exercise price on the date the options are exercised, and may vary significantly from the theoretical values estimated by the Black-Scholes model.

A summary of the status of the Company's three fixed stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below.



                                        1997                                      1996                               1995
                                     --------------------------------------------------------------------------------------
                                                   Weighted-Average            Weighted-Average            Weighted-Average
                                                     Exercise                    Exercise                    Exercise
FIXED OPTIONS                        Shares            Price          Shares       Price          Shares       Price
                                     --------------------------------------------------------------------------------------
Outstanding at beginning of year          838,315     $25.12          723,240    $ 20.60          931,960    $ 15.95
Granted                                   301,150     45.56           320,825      39.70           77,000      34.37
Exercised                               (264,795)     17.60          (65,700)      19.95        (272,080)       8.48
Forfeited/canceled                       (23,825)     35.12         (140,050)      37.59         (13,640)      22.57
                                     -------------               -------------               -------------
Outstanding at end of year                850,845     34.42           838,315      25.12          723,240      20.60
                                     =============               =============               =============

Options exercisable at year end           320,645                     377,760                     282,980
Weighted-average fair value of
  options granted during the year          $19.82                      $13.14                      $13.39


The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                                     Options Outstanding                                    Options Exercisable
                     ---------------------------------------------------------  ---------------------------------------
                           Number         Weighted-Average                                Number
     Range of          Outstanding at        Remaining         Weighted-Average         Exercisable    Weighted-Average
  Exercise Prices         12/31/97        Contractual Life      Exercise Price          at 12/31/97     Exercise Price
-----------------------------------------------------------------------------------------------------------------------
 $   6.50 - 21.50           190,900             5.2                 $ 14.24                 173,400         $ 13.76
    26.75 - 31.50           182,670             7.6                   29.58                  47,970           29.90
    32.50 - 34.00           171,500             8.4                   33.66                  45,400           33.11
   41.625 - 50.50           235,275             8.9                   48.34                  53,875           46.98
            57.00            70,500             9.9                   57.00
                     ===============                                                  ==============
     6.50 - 57.00           850,845             7.8                   34.42                 320,645           24.50
                     ===============                                                  ==============


     11. ACQUISITION

     Effective January 1, 1996, the Company and its wholly owned subsidiary, ESI Canada, Inc., acquired certain assets, software licenses and the claims processing business of Eclipse Claims Services, Inc. ("Eclipse") for $940,000. Eclipse was a processor of Canadian pharmacy claims and was owned by Manulife, the Prudential Insurance Company of America Canadian Operations ("Prudential-Canada"), Aetna Life Insurance Company of Canada ("Aetna-Canada") and Metropolitan Life Insurance Company. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, based on their estimated fair values at the date of acquisition. Effective January 1, 1996, and in connection with the acquisition of certain assets and software licenses of Eclipse described above, and in addition to the agreement between the Company and Manulife, ESI Canada signed an agreement with each of Aetna and Prudential-Canada, pursuant to which ESI Canada will provide electronic drug claim processing and other pharmacy benefit management services in Canada for a period of five years. Subsequently, Prudential-Canada was acquired by London Life Insurance Company ("London"), and London in turn was acquired by Great-West Lifeco. Inc. In addition, ESI Canada is providing services to Crown Life Insurance Company.

     12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for the years ended December 31, 1997 and 1996:

                                                           Selling,
                                Net          Cost of       General &       Operating      Net        Earnings Per Share
  (IN THOUSANDS)              Revenues       Revenues    Administrative     Income      Income       Basic      Diluted
-------------------------------------------------------------------------------------------------------------------------
1997
March 31, 1997                   $261,990     $237,298        $13,298        $11,394      $7,641      $0.47        $0.46
June 30, 1997                     300,515      274,906         13,733         11,876       8,131       0.50         0.50
September 30, 1997                319,937      291,590         15,758         12,589       8,613       0.52         0.52
December 31, 1997                 348,192      315,373         19,828         12,991       9,044       0.55         0.54
-------------------------------------------------------------------------------------------------------------------------
1996
March 31, 1996                   $168,389     $148,985        $10,387        $ 9,017      $5,580      $0.37        $0.36
June 30, 1996                     184,724      162,797         12,255          9,672       6,403       0.40         0.39
September 30, 1996                194,324      172,316         11,668         10,340       7,014       0.42         0.42
December 31, 1996                 226,178      200,784         14,793         10,601       7,151       0.44         0.43


     13. SUBSEQUENT EVENT - POTENTIAL ACQUISITION

     On February 20, 1998 the Company announced that it had executed a definitive agreement to purchase ValueRx, the PBM business of Columbia/HCA Healthcare Corporation ("Columbia"). Under terms of the agreement, the Company will pay cash in the amount of $445 million for the stock of Value Health, Inc. and Managed Prescription Network, Inc., the sole assets of which at closing shall be various subsidiaries each now or formerly conducting business as a PBM, including ValueRx Pharmacy Program, Inc. The Company expects to use approximately $100 million of its own cash and finance the remainder of the purchase price through a five year bank facility. In 1997 the unaudited combined revenue of the two companies was in excess of $2.7 billion. The acquisition will be accounted for as a purchase and is subject to customary closing conditions including required governmental approvals and consummation and funding of the bank credit facility. The Company anticipates the transaction will close in the second quarter of 1998.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement") under the heading "I. Election of Directors"; provided that the Compensation Committee Report on Executive Compensation and the performance graph contained therein shall not be deemed to be incorporated herein; and further provided that the information regarding the Company's executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.


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

                                               Page No. In
                                                Form 10-K

Report of Independent Accountants                25

Consolidated Balance Sheet as of
  December 31, 1997 and 1996                     26

Consolidated Statement of Operations
  for the years ended December 31, 1997,
  1996 and 1995                                  27

Consolidated Statement of Changes in
  Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995               28

Consolidated Statement of Cash Flows for
  the years ended December 31, 1997,
  1996 and 1995                                  29

Notes to Consolidated Financial Statements       30

     (2) The following financial statement schedule is contained in this Report on the page indicated.

                                                      Page No. In
Financial Statement Schedule:                          Form 10-K

  VIII.  Valuation and Qualifying Accounts
         and Reserves for the years ended
         December 31, 1997, 1996 and 1995                 45

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  List of Exhibits

                  See Index to Exhibits on pages 46 - 53.

(b)  Reports on Form 8-K

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

                              EXPRESS SCRIPTS, INC.


March 26, 1998                By:/s/ Barrett A. Toan
                                 Barrett A. Toan, President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                           DATE


/s/ Barrett A. Toan        President,                     March 26, 1998
Barrett A. Toan            Chief Executive
                           Officer and Director

/s/ George Paz             Senior Vice President and      March 25, 1998
George Paz                 Chief Financial Officer

/s/ Joseph W. Plum         Vice President and             March 25, 1998
Joseph W. Plum             Chief Accounting Officer

/s/ Howard I. Atkins       Director                       March 18, 1998
Howard I. Atkins

/s/ Judith E. Campbell     Director                       March 25, 1998
Judith E. Campbell

/s/ Richard M. Kernan, Jr. Director                       March 25, 1998
Richard M. Kernan, Jr.

/s/ Richard A. Norling     Director                       March 25, 1998
Richard A. Norling

/s/ Frederick J. Sievert   Director                       March 25, 1998
Frederick J. Sievert

/s/ Stephen N. Steinig    Director                       March 25, 1998
Stephen N. Steinig

/s/ Seymour Sternberg      Director                       March 25, 1998
Seymour Sternberg

/s/ Howard L. Waltman      Director                       March 25, 1998
Howard L. Waltman

/s/ Norman Zachary         Director                       March 25, 1998
Norman Zachary



                              EXPRESS SCRIPTS, INC.
              Schedule VIII - Valuation and Qualifying Accounts and
                  Reserves Years Ended December 31, 1995, 1996
                                    and 1997


       COL. A            COL. B                      COL. C                   COL. D           COL. E
---------------------   ---------          ---------------------------      -----------       ---------
                                                    Additions
                                           ---------------------------
                         Balance            Charges           Charges                           Balance
                            at              to Costs          to Other                          at End
                        Beginning             and                and                              of
    Description         Of Period           Expenses          Accounts       (Deductions)       Period
---------------------   ---------           ---------         --------       ------------      --------
Allowance for Doubtful
Accounts Receivable

Year Ended 12/31/95     $1,201,161         $1,688,453                         $   615,677      $2,273,937
Year Ended 12/31/96     $2,273,937         $1,456,130                         $1,394,922       $2,335,145
Year Ended 12/31/97     $2,335,145         $3,680,409                         $1,213,991       $4,801,563


                                INDEX TO EXHIBITS
            (Express Scripts, Inc. - Commission File Number 0-20199)



Exhibit
Number         Exhibit

2.1 Stock Purchase Agreement by and among Columbia/HCA Healthcare Corporation, VH Holdings, Inc., Galen Holdings, Inc. and Express Scripts, Inc., dated as of February 19, 1998, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed March 2, 1998.

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

3.3 Second Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1997.

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration Statement.

10.1+ Stock Agreement (Initial Shares) entered into as of December 31, 1995, between the Company and American Healthcare Purchasing Partners, L.P., incorporated by reference to Exhibit No. 10.61 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.2+ Stock Agreement (Membership Shares) entered into as of December 31, 1995, between the Company and American Healthcare Purchasing Partners, L.P., incorporated by reference to Exhibit No. 10.62 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.3+ Amended and Restated Agreement entered into as of March 29, 1995, between the Company and Sanus Corp. Health Systems, incorporated by reference to Exhibit No. 10.1 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.4+ Form of Amended and Restated Managed Prescription Drug Program Agreement entered into as of March 29, 1995, between the Company and each of the following parties: Health Plus, Inc., Sanus Health Plan of New Jersey, Inc., Sanus Texas Health Plan, Inc., Sanus/New York Life Health Plan, Inc., Sanus Health Plan of Illinois, Inc. and Sanus Health Plan of Greater New York, Inc., incorporated by reference to Exhibit No. 10.2 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.5+ Managed Prescription Drug Program Agreement dated as of May 1, 1996 by and between the Company and NYLCare Health Plans of Maine, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997.

10.6+ Managed Prescription Drug Program Agreement dated as of December 31, 1995 by and between the Company and WellPath Community Health Plan, Inc., incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997.

10.7+ Form of Amended and Restated Vision Program Sponsor Agreement entered into as of March 29, 1995, between the Company and each of the following parties: Health Plus, Inc., Sanus Health Plan of New Jersey, Inc., Sanus Texas Health Plan, Inc., Sanus/New York Life Health Plan, Inc., Sanus Health Plan of Illinois, Inc. and Sanus Health Plan of Greater New York, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.8+ Form of Amended and Restated Infusion Therapy Agreement entered into as of March 29, 1995, between the Company and each of the following parties: Health Plus, Inc., Sanus Texas Health Plan, Inc., Sanus/New York Life Health Plan, Inc., and Sanus Health Plan of Illinois, Inc., incorporated by reference to Exhibit No.
               10.4 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.9+ Form of Infusion Therapy Agreement entered into as of March 29, 1995, between the Company and each of the following parties:
               Sanus Health Plan of New Jersey, Inc. and Sanus Health Plan of Greater New York, Inc., incorporated by reference to Exhibit No.
               10.5 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.10 First Amendment to Vision Program Sponsor Agreement entered into as of September 1, 1995, between the Company and Sanus Health Plan of New Jersey, Inc., incorporated by reference to Exhibit No. 10.6 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.11 First Amendment to the Amended and Restated Vision Program Sponsor Agreement entered into as of November 1, 1995, between the Company and Sanus Texas Health Plan, Inc., incorporated by reference to Exhibit No. 10.7 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.12 Agreement dated January 1, 1989, as amended May 31, 1989, and January 1, 1991, between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 10.20 to the Registration Statement.

10.13 Third Amendment dated as of July 30, 1993, to the Agreement dated as of January 1, 1989, by and between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.14 Amended and Restated Managed Prescription Drug Program Agreement entered into as of September 1, 1995, between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 10.24 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.15+ First Amendment to Amended and Restated Managed Prescription Drug Program Agreement and Consent to Assignment dated as of January 1, 1997, by and between the Company, New York Life Insurance Company and NYLCare Health Plans, Inc., incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997.

10.16 Quota-Share Reinsurance Agreement executed as of August 15, 1994, between New York Life Insurance Company and Great Plains Reinsurance Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

10.17 Amendment No. 1 to Quota-Share Reinsurance Agreement dated as of September 13, 1994, between New York Life Insurance Company and Great Plains Reinsurance Company, incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

10.18 Joint Research Agreement dated June 28, 1994, by and between the Company, Sanus Corp. Health Systems and Schering Corporation, incorporated by reference to Exhibit 10.4 to the Company's
               Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

10.19 Amendment Number Four to the Home Infusion Therapy Services Agreement made and entered into as of November 15, 1993, by and between IVTx of Houston, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.36 to the Company's Form 10-K for the year ending 1993.

10.20 Letter Agreement dated April 1, 1992, between IVTx of Houston, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.13 to the Registration Statement.

10.21 Affiliate Provider Participation Agreement dated April 1, 1992, as amended November 25, 1992, between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.28 to the Company's Annual Report on Form 10-K for the year ending 1992.

10.22 Amendment Two to the Sanus Preferred Physicians, Inc. Home Infusion Therapy Services Agreement entered into as of May 1, 1993, between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-Q for the quarter ending June 30, 1993.

10.23 Amendment Three to the Home Infusion Therapy Services Agreement entered into as of June 1, 1993, between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.24 Amendment Four to the Home Infusion Therapy Services Agreement entered into as of July 1, 1993, by and between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.25 Home Infusion Therapy Services Agreement dated May 1, 1991, between Sanus/Passport Preferred Services, Inc. and the Company, incorporated by reference to Exhibit No. 10.19 to the Registration Statement.

10.26 Amendment One to the Home Infusion Therapy Services Agreement entered into as of July 1, 1993, by and between the Company and Sanus/Passport Preferred Services, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.27 Amendment Two to the Home Infusion Therapy Services Agreement entered into as of July 1, 1993, by and between the Company and Sanus/Passport Preferred Services, Inc., incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.28 Amendment Four to the Home Infusion Therapy Services Agreement entered into as of July 1, 1993, by and between the Company and Sanus/Passport Preferred Services, Inc., incorporated by reference to Exhibit No. 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1993.

10.29 Agreement dated May 7, 1992, between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No.
               10.26 to the Registration Statement.

10.30 Affiliate Provider Participation Agreement dated September 1, 1991, between IVTx, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.12 to the Registration Statement

10.31 Amendment dated January 1993, to the Affiliate Provider Participation Agreement dated September 1, 1991, between IVTx and Sanus Preferred Physicians, Inc. incorporated by reference to Exhibit No. 10.22 to the Company's Annual Report on Form 10-K for the year ending 1992.

10.32 Amendment Three to the Sanus Preferred Physicians, Inc. Home Infusion Therapy Services Agreement entered into as of May 1, 1993, between IVTx of Dallas, Inc. and Sanus Preferred Physicians, Inc., incorporated by reference to Exhibit No. 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.33 Lease Agreement dated March 3, 1992, between Riverport, Inc. and Douglas Development Company--Irvine Partnership in commendam and the Company, incorporated by reference to Exhibit No. 10.21 to the Registration Statement.

10.34 First Amendment to Lease dated as of December 29, 1992, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.35 Second Amendment to Lease dated as of May 28, 1993, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.36 Third Amendment to Lease entered into as of October 15, 1993, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.69 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.37 Fourth Amendment to Lease dated as of March 24, 1994, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.38 Fifth Amendment to Lease made and entered into June 30, 1994, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.39 Sixth Amendment to Lease made and entered into January 31, 1995, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.40          Guaranty  Agreement  dated  March 3, 1992,  between  Sanus  Corp.
               Health Systems, Inc. and Riverport, Inc. and Douglas Development Company--Irvine Partnership in commendam, incorporated by reference to Exhibit No. 10.22 to the Registration Statement.

10.41 Confirmation of Guaranty entered into as of June 17, 1993, between Sverdrup/MDRC Joint Venture and NYLIFE HealthCare Management, Inc., incorporated by reference to Exhibit No. 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.42 Release of Guaranty of NYLIFE HealthCare Management, Inc., Guarantor of the Company's Obligations under its Lease with Riverport, Inc. and Douglas Development Company, dated May 8, 1996, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996.

10.43 Single-Tenant Lease-Net entered into as of June 30, 1993, between James M. Chamberlain, Trustee of Chamberlain Family Trust dated September 21, 1979, and the Company, incorporated by reference to Exhibit No. 10.16 to the Company's Form 10-Q for the quarter ending June 30, 1993.

10.44 First Amendment to Single-Tenant Lease-Net entered into as of November 12, 1993, by and between James M. Chamberlain, Trustee of Chamberlain Family Trust, and the Company, incorporated by reference to Exhibit No. 10.74 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.45 Guaranty Agreement entered into as of June 30, 1993, between NYLIFE HealthCare Management, Inc. and James M. Chamberlain, Trustee of Chamberlain Family Trust dated September 21, 1979, incorporated by reference to Exhibit No. 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.46 Release of Guaranty of NYLIFE HealthCare Management, Inc., Guarantor of the Company's Obligations under its Lease with Kenneth H. Dart , Trustee of Trust B of Dart Family Revocable Estate Trust, dated June 21, 1996, incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996.

10.47 Earth City Industrial Office/Warehouse Lease Agreement dated as of August 19, 1996, by and between the Company and Louis Siegfried Corporation, incorporated by reference to Exhibit No.
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1996.

10.48 Revolving Loan Agreement dated as of May 21, 1993, between Mercantile Bank of St. Louis N. A. and the Company, incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.49 Amendment to Revolving Loan Agreement made as of May 31, 1994, between the Company and Mercantile Bank of St. Louis N.A., incorporated by reference to Exhibit No. 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.50 Second Amendment to Revolving Loan Agreement made as of May 30, 1995, between the Company and Mercantile Bank of St. Louis N.A., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995.

10.51 Third Amendment to Revolving Loan Agreement made as of May 29, 1996, by and between the Company and Mercantile Bank of St. Louis National Association, incorporated by reference to Exhibit No.
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996.

10.52 Fourth Amendment to Revolving Loan Agreement made as of May 29, 1997, by and between the Company and Mercantile Bank National Association, formerly known as Mercantile Bank of St. Louis National Association, incorporated by reference to Exhibit No.
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1997.

10.53+ Agreement dated October 9, 1992, among the Company, FHP, Inc., FHP of Utah, Inc., FHP of New Mexico, Inc. and Employees Choice Health Option, incorporated by reference to Exhibit No. 10.42 to the Company's Annual Report on Form 10-K for the year ending 1992.

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

10.57 Joinder Agreement entered into as of December 31, 1994, by and between the Company and TakeCare Health Plan of Illinois, Inc., incorporated by reference to Exhibit No. 10.87 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.58 Joinder Agreement entered into as of December 31, 1994, by and between the Company and TakeCare Health Plan of Ohio, Inc., incorporated by reference to Exhibit No. 10.88 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.59 Joinder Agreement and Amendment (Great States Workers' Compensation Plans) entered into as of December 1, 1995, among the Company, Great States Insurance Company, and Great States Administrators, Inc., incorporated by reference to Exhibit No.
               10.59 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.60# Express Scripts, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit No.10.23 to the Registration Statement.

10.61# Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.24 to the Registration Statement.

10.62# Express Scripts, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.63# Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated byreference to Exhibit No. 10.78 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.64# Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.65# First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 9, 1996.

10.66# Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan incorporated by reference to Exhibit No. 10.80 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.67# First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 16, 1997.

10.68# Employment Agreement dated April 30, 1992, between the Company and Barrett A. Toan (including form of Non-Qualified Stock Option Agreement), incorporated by reference to Exhibit No. 10.25 to the Registration Statement.

10.69# Letter Agreement amending Employment Agreement dated February 28, 1996, from the Company to Barrett A. Toan, incorporated by reference to Exhibit No. 10.51 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.70#* Form of Severance Agreement dated as of January 27, 1998, between the Company and each of the following individuals: Stuart
               L. Bascomb, Thomas M. Boudreau, Robert W. Davis, Linda L. Logsdon, David A. Lowenberg, and George Paz.

21.1*          List of Subsidiaries.

23.1*          Consent of Price Waterhouse LLP.

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).



*    Filed herein.
+   Confidential treatment granted for certain portions of these exhibits.
#    Management contract or compensatory plan or arrangement.