Form 10-Q
period 1998-03-31
EXPRESS SCRIPTS INC
filed 1998-05-15
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998.

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


Common stock outstanding as of April 30, 1998:       9,270,820  Shares Class A
                                                     7,510,000  Shares Class B

                              EXPRESS SCRIPTS, INC.

                                      INDEX

                                                                   Page Number

Part I            Financial Information                                      3

                  Item 1.  Financial Statements (unaudited)

                           a)  Consolidated Balance Sheet                    3

                           b)  Consolidated Statement of Operations          4

                           c)  Consolidated Statement of Changes
                               in Stockholders' Equity                       5

                           d)  Consolidated Statement of Cash Flows          6

                           e)  Notes to Consolidated Financial Statements    7

                  Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               9

                  Item 3. Quantitative and Qualitative Disclosures About Market Risks - (Not Applicable)

Part II           Other Information

                  Item 1. Legal Proceedings - (Not Applicable)

                  Item 2. Changes in Securities                             16

                  Item 3. Defaults Upon Senior Securities -
                          (Not Applicable)

                  Item 4. Submission of Matters to a Vote of
                          Security Holders (Not Applicable)

                  Item 5. Other Materially Important Events
                          - (Not Applicable)

                  Item 6. Exhibits and Reports on Form 8-K                  17

Signatures                                                                  18

Index to Exhibits                                                           19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EXPRESS SCRIPTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                 MARCH 31        DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE DATA)                                                  1998             1997
---------------------------------                                          ----------------   ----------------
Assets
Current assets:
    Cash and cash equivalents                                                     $84,556             $64,155
    Short term investments                                                         59,272              57,938
    Receivables, less allowance for doubtful
       accounts of $5,460 and $4,802 respectively
           Unrelated parties                                                      180,100             194,061
           Related parties                                                         19,859              16,230
    Inventories                                                                    26,721              28,935
    Deferred taxes and prepaid expenses                                             3,848               2,649
                                                                           ---------------    ----------------
       Total current assets                                                       374,356             363,968
Property and equipment, less accumulated depreciation and amortization             27,850              26,821
Other assets                                                                       12,538              11,719
                                                                           ---------------    ----------------

       Total assets                                                              $414,744            $402,508
                                                                           ===============    ================


Liabilities and Stockholders' Equity
Current liabilities:
    Claims payable                                                               $139,948            $153,051
    Accounts payable                                                               23,849              17,979
    Accrued expenses                                                               35,327              26,876
                                                                           ---------------    ----------------
       Total current liabilities                                                  199,124             197,906
                                                                           ---------------    ----------------
Deferred rents and taxes                                                              690                 901
                                                                           ---------------    ----------------


Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
    Class A Common Stock, $.01 par value, 30,000,000 shares authorized,
       9,269,000 and 9,238,000 shares issued and outstanding, respectively             93                  93
    Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
       7,510,000 shares issued and outstanding                                         75                  75
   Additional paid-in capital                                                     108,246             106,901
   Foreign currency translation adjustments                                          (21)                (27)
   Retained earnings                                                              113,526             103,648
                                                                           ---------------    ----------------
                                                                                  221,919             210,690
   Class A Common Stock in treasury at cost,
       237,500 shares                                                             (6,989)             (6,989)
                                                                           ---------------    ----------------
       Total stockholders' equity                                                 214,930             203,701
                                                                           ---------------    ----------------
       Total liabilities and stockholders' equity                                $414,744            $402,508
                                                                           ===============    ================

See accompanying notes to consolidated financial statements.


                                           EXPRESS SCRIPTS, INC.
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                       1998                1997
-------------------------------------                               -----------------     ---------------

Net revenues                                                                $371,362            $261,990
                                                                    -----------------   -----------------
Cost and expenses:
  Cost of revenues                                                           338,492             237,298
  Selling, general & administrative                                           18,826              13,298
                                                                    -----------------   -----------------
                                                                             357,318             250,596
                                                                    -----------------   -----------------
Operating income                                                              14,044              11,394
                                                                    -----------------   -----------------
Other income (expense):
  Interest income                                                              2,138               1,259
  Interest expense                                                              (14)                (18)
                                                                    -----------------   -----------------
                                                                               2,124               1,241
                                                                    -----------------   -----------------
Income before income taxes                                                    16,168              12,635
Provision for income taxes                                                     6,290               4,994
                                                                    -----------------   -----------------
Net income                                                                    $9,878              $7,641
                                                                    =================   =================

Basic earnings per share                                                       $0.60               $0.47
                                                                    =================   =================

Weighted average number of common shares out-
  standing during the period - Basic EPS                                      16,527              16,267
                                                                    =================   =================

Diluted earnings per share                                                     $0.59               $0.46
                                                                    =================   =================

Weighted average number of common shares out-
  standing during the period - Diluted EPS                                    16,790              16,436
                                                                    =================   =================

See accompanying notes to consolidated financial statements.



                              EXPRESS SCRIPTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                        Number of Shares                                    Amount
                                       -------------------- -----------------------------------------------------------------------
                                                                                                Foreign
                                        Class A   Class B    Class A    Class B   Additional    currency
                                        Common     Common     Common     Common    paid-in     translation   Retained   Treasury
(IN THOUSANDS)                          Stock      Stock      Stock      Stock     capital     adjustments   Earnings    Stock
--------------                         --------- ---------- ---------- ---------- ----------- -------------------------------------

Balance at December 31, 1997              9,238      7,510        $93        $75    $106,901         ($27)    $103,648  ($6,989)

Net income for three months ended
  March 31, 1998                                                                                                 9,878

Foreign currency translation
adjustments                                                                                              6

Tax benefit relating to employee stock
options                                                                                  662

Exercise of stock options                    31                                          683
                                       ---------  --------- ---------- ---------- ----------- ------------- ----------- -----------

Balance at March 31, 1998                 9,269      7,510        $93        $75    $108,246         ($21)    $113,526  ($6,989)
                                       =========  ========= ========== ========== =========== ============= =========== ===========


See accompanying notes to consolidated financial statements.


                              EXPRESS SCRIPTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
(IN THOUSANDS)                                                     1998                1997
--------------                                               -----------------   -----------------
Cash flows from operating activities:
     Net income                                                        $9,878              $7,641

     Adjustments to reconcile net income to net
     cash provided by (used in)
     operating activities:
        Depreciation and amortization                                   2,396               2,087
        Tax benefit relating to employee stock options                    662                  22
        Changes in operating assets and liabilities:
         Receivables                                                   10,332            (24,087)
         Inventories                                                    2,214            (10,167)
         Prepaids expenses and other assets                           (2,267)               1,840
         Claims payable                                              (13,103)              15,399
         Accounts payable and accrued expenses                         14,110               1,293
                                                             -----------------   -----------------
Net cash provided by (used in) operating
activities                                                             24,222             (5,972)
                                                             -----------------   -----------------

Cash flows from investing activities:
     Purchases of property and equipment                              (3,176)             (6,083)
     Short term investment                                            (1,334)               (450)
                                                             -----------------   -----------------
Net cash (used in) investing activities                               (4,510)             (6,533)
                                                             -----------------   -----------------
Cash flows from financing activities:
     Acquisition of treasury stock                                  -                     (1,739)
     Exercise of stock options                                            683                  74
                                                             -----------------   -----------------
Net cash provided by (used in) financing activities                       683             (1,665)
                                                             -----------------   -----------------

Effect of foreign currency translation adjustments                          6                 (7)
                                                             -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                   20,401            (14,177)

Cash and cash equivalents at beginning of period                       64,155              25,211
                                                             -----------------   -----------------

Cash and cash equivalents at end of period                            $84,556             $11,034
                                                             =================   =================


See accompanying notes to consolidated financial statements.

EXPRESS SCRIPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997, as filed with the Securities and Exchange Commission on March 26, 1998.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Consolidated Balance Sheet at March 31, 1998, the Consolidated Statement of Operations for the three months ended March 31, 1998, and 1997, the Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 1998, and the Consolidated Statement of Cash Flows for the three months ended March 31, 1998, and 1997.

NOTE 2 - EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") requires a presentation of both "Basic" earnings per share and "Diluted" earnings per share. "Basic" earnings per share computes per share earnings using the weighted average number of common shares outstanding during the period, while "Diluted" earnings per share computes per share earnings in the same manner as "Basic" earnings per share plus the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The only difference between the number of weighted average shares used in the basic and diluted calculation is stock options granted by the Company using the "treasury stock" method.

NOTE 3 - SUBSEQUENT EVENTS

     On April 1, 1998 the Company announced that it had consummated the acquisition of ValueRx, the PBM business of Columbia/HCA Healthcare Corporation ("Columbia"). Under the terms of the agreement, the Company acquired the stock of Value Health, Inc. and Managed Prescription Network, Inc., the sole assets of which at closing were various subsidiaries each now or formerly conducting business as a PBM, including ValueRx Pharmacy Program, Inc., for approximately $445 million in cash, subject to certain post-closing adjustments. The Company used approximately $100 million of its own cash and financed the remainder of the purchase price and acquisition related expenses through a credit facility. The acquisition will be accounted for as a purchase.

     On April 1, 1998, in connection with the acquisition, the Company executed a $440 million credit facility with a bank syndicate agented by Bankers Trust Company, consisting of a $360 million term loan facility and an $80 million revolving loan. The agreement is for a period of five years. The provisions of this loan require quarterly interest payments and, beginning in April 1999, semi-annual principal payments. The interest rate is based on a spread (the "Credit Rate Spread") over several LIBOR or base rate options, depending upon the Company's ratio of EBITDA to debt. However, the initial spread is fixed at 125 basis points for the first two quarters. The credit agreement contains customary financial covenants. In addition, the Company is required to pay an annual fee of 30 basis points, payable in quarterly installments, on the unused portion of the revolving loan. As a result of the new credit agreement, the Company canceled its $25 million line of credit with Mercantile Bank of St. Louis on March 31, 1998.

     On April 3, 1998 the Company entered into an interest rate swap with the First National Bank of Chicago agreeing to receive a floating rate of interest on the amount of the term loan facility based on a three month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88%. The notional amount of the swap amortizes in conjunction with the principal balance of the term loan. As a result, the Company has, in effect, converted its variable rate term debt to fixed rate debt at 5.88% for the entire term of the term loan, plus the Credit Rate Spread. On the date the Company entered into the interest rate swap agreement, the three month LIBOR rate was 5.6875%.

NOTE 4 - SEGMENT REPORTING

     In June 1997 the FASB issued Statement of Financial Accounting Standards Statement 131 "Disclosures about Segments of an Enterprise and Related Information ("FAS 131")". The statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. FAS 131 is effective for years beginning after December 15, 1997. Initially, the Company believes that the majority of its operations will be in one reportable segment and is continuing the analysis of FAS 131 on its annual 1998 and future disclosure requirements.

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

COMPANY OVERVIEW

     The Company primarily derives its revenues from the sale of pharmacy benefit management ("PBM") services in the United States and Canada. The Company's net revenues include administrative and dispensing fees plus ingredient cost of pharmaceuticals dispensed to members of health benefit plans sponsored by the Company's clients from pharmacies participating in one of the retail pharmacy networks maintained by the Company or by one of the Company's mail service pharmacies. Where the Company only administers the contracts between its clients and their own retail pharmacy networks, or where the Company dispenses pharmaceuticals from its mail service pharmacies that are supplied by one of the Company's clients, the Company records as net revenue only the administrative or dispensing fees it receives from its activities. Additionally, the Company provides a wide range of other services to its customers, which include (i) the sale of pharmaceuticals for and the provision of infusion therapy services through its IVTx division ("IVTx"), (ii) the sale of informed decision counseling services through its Express Health LineSM division, (iii) the sale of medical information management services, which include provider profiling, disease management support services and outcomes assessments, through its Practice Patterns Science, Inc. ("PPS") subsidiary, and (iv) the sale of eyeglasses and contact lenses and related administrative fees through its Express Scripts Vision Corporation subsidiary ("ESVC").

RESULTS OF OPERATIONS

     The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenue and the percentage change in the dollar amounts of such financial data for the three months ended March 31, 1998 compared to 1997.

                                                 Percentage of Net Revenues             Percentage Increase
                                            ------------------------------------ ------------------------------------
                                                    Three Months Ended                   Three Months Ended
                                                         March 31                          March 31, 1998
                                            ------------------------------------
                                                   1998               1997                    Over 1997
                                            -------------------------------------------------------------------------
Net revenues:
  Unrelated clients                                 82.4%             82.7%                    41.29%
  Related clients (1)                               17.6              17.3                     43.93
                                            -----------------------------------
  Total net revenues                               100.0             100.0                     41.75
                                            -----------------------------------

Cost and expenses:
  Cost of revenues                                  91.1               90.6                    42.64
  Selling, general & administrative                  5.1                5.1                    41.57
                                            -----------------------------------
                                                    96.2               95.7                    42.59
                                            -----------------------------------

Operating income                                     3.8                4.3                    23.26

Other income, net                                    0.6                0.5                    71.15
                                            -----------------------------------

Income before income taxes                           4.4                4.8                    27.96
Provision for income taxes                           1.7                1.9                    25.95
                                            -----------------------------------
Net income                                           2.7%              2.9%                    29.28%
                                            ===================================

(1) Related clients consist of NYLCare Health Plans, Inc., and its subsidiaries, which are being sold to Aetna U.S. HealthCare, Inc. (an unrelated party). See "Other Matters" below.

FIRST QUARTER ENDED MARCH 31, 1998 COMPARED TO 1997

     NET REVENUES. Total net revenues for the first quarter of 1998 increased $109,372,000, or 41.8%, compared to the first quarter of 1997. PBM revenues increased $105,100,000, or 41.6%, for the period, primarily as a result of a 41.1% increase in net revenues from the Company's claims processing services and mail pharmacy services operations, compared to the first quarter of 1997. The primary reason for this increase was a $71,592,000, or 40.1%, increase in revenues from retail pharmacy claims processed reflecting an 11.8% increase in the number of claims processed and a 25.2% increase in average revenue per retail pharmacy claim, compared to 1997. The increase in average revenue per retail pharmacy claim processed is due to two factors: (1) a larger number of customers using pharmacy networks established by the Company (for which the drug ingredient costs, dispensing fee and administrative fees are included as revenues), rather than networks established by its customer (for which the Company records only its administrative fee as net revenue); and (2) higher drug ingredient costs resulting from changes in therapeutic mix and dosage, increases in product acquisition costs for existing drugs, and new drugs introduced into the marketplace. Revenue from the Company's mail pharmacy services increased
$31,927,000,   or  43.6%,   reflecting  a  20.6%   increase  in  the  number  of
prescriptions dispensed, and a 19.1% increase in the average revenue per prescription dispensed. The increase in average revenue per prescription dispensed by the Company's mail service pharmacies is primarily the result of:
(1) higher drug ingredient costs attributable to the foregoing factors; and (2) the termination of "inventory replacement programs" maintained for two large clients. Pursuant to these programs, the customer would provide drug inventory to replenish drugs used by the Company to fill mail service prescriptions and the Company included only its dispensing fee as net revenue. In the first quarter of 1998, all mail pharmacy clients utilized the Company's standard program in which the Company purchases the inventory used to fill the prescriptions, and therefore includes the ingredient cost as well as the dispensing fee in net revenue. This change had the effect of increasing both the mail pharmacy services revenue and cost of revenue in the first quarter of 1998 compared to 1997, but there was no effect on the Company's reported net income for the first quarter of 1998 from the conversion to the standard program. Increases in revenue from the factors cited herein were partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     The increase in the number of retail pharmacy claims processed and the number of mail service pharmacy prescriptions dispensed reflects a 9.2% increase in the number of members served to approximately 11.9 million members at March 31, 1998 from approximately 10.9 million members at March 31, 1997. The percentage increase in mail service revenue for the quarter exceeded the percentage increase in claims processing revenues as had been expected. This was the result of the discontinuation of the product replenishment program as mentioned in the previous paragraph, and the mail service benefit being used more frequently by a larger number of members. Management believes this trend will continue in 1998. Of the Company's net revenues from PBM services in 1998, 16.6% was attributable to services provided to members of HMOs owned or managed by NYLCare Health Plans, Inc. ("NYLCare") or insurance policies administered by NYLCare.

     Net revenues from the Company's non-PBM business units increased 46.1%, compared to 1997, as a result of the growth in the number of members and/or clients who receive these services. Of the Company's net revenues for non-PBM services, 46.9% was for services provided to members of HMOs owned or managed by NYLCare or insurance policies administered by NYLCare.

     COST OF REVENUES. Cost of revenues for the first quarter of 1998 increased $101,194,000, or 42.6%, compared to the first quarter of 1997. The percentage increase in cost of revenues was 0.8% greater than the increase in revenues, thus gross profit margins decreased. For retail pharmacy claims processing services, the product ingredient cost component of cost of revenues, as a percentage of net revenues, increased by 1.6% primarily due to the increase in utilization of the Company's retail pharmacy networks, as opposed to those arranged by its clients, and to lower prices offered in response to competitive pressures in the marketplace. For mail pharmacy services, the product ingredient costs, as a percentage of net revenues, increased by 2.6%, primarily due to the discontinuation of the product replenishment program. The Company also experienced an overall increase, as a percentage of net revenues, in the fees received from drug manufacturers in connection with the Company's drug purchasing and formulary management programs. The cost of revenue for the non-PBM services increased 57.0%, principally due to costs related to the continued expansion of these operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $5,528,000, or 41.6%, for the first quarter of 1998 compared to 1997, but, as a percentage of net revenues, remained constant at 5.1% for the first quarter of 1998, as it was for the first quarter of 1997. The primary reason for the increase was the additional expenditures incurred to expand the Company's marketing capabilities, together with added costs for site and administrative support functions to enhance management of the pharmacy benefit. The Company is continuing its commitment to expand its capability to provide for future growth and enhance the level of service for its members.

     OTHER INCOME, NET. Other income, net was $2,124,000 for the first quarter of 1998 compared to $1,241,000 for 1997, primarily as a result of higher interest earned on larger invested cash balances as compared to the first quarter of 1997.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended March 31, 1998, was $6,290,000 compared to $4,994,000 in the prior year. The effective tax rate was 38.9% in 1998 compared to 39.5% for 1997.

     NET INCOME. As a result of the foregoing, net income for the quarter ended March 31, 1998, increased $2,237,000, or 29.3%, compared to 1997.

     EARNINGS PER SHARE ("EPS"). The Company reported basic EPS of $0.60 in the first quarter of 1998 compared to $0.47 in 1997, a 27.7% increase. The weighted average number of shares used in the calculation was 16,527,000 in 1998 and 16,267,000 in 1997. Diluted EPS was $0.59 in the first quarter of 1998 compared to $0.46 for 1997, a 28.3% increase. The weighted average number of shares used in the diluted EPS calculation was 16,790,000 in 1998 and 16,436,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's growth resulted in a continued increase in the level of cash flow from operations. Cash flow from operations totaled $24.2 million in the first quarter of 1998 compared to a negative $6.0 million in the first quarter of 1997. This is a direct result of greater emphasis on collection of accounts receivable balances and management of inventories and payables to vendors and retail pharmacy providers. Management expects to primarily fund its future anticipated capital expenditures and other normal operating cash needs with operating cash flow. Excess funds are currently invested in overnight or short-term investments and are available for general corporate purposes and for strategic acquisitions or affiliations as discussed below.

     During the quarter, the Company negotiated a $440 million credit facility with a bank syndicate agented by Bankers Trust Company. The five-year agreement became effective April 1, 1998, and includes a $360 million term loan facility and an $80 million revolving loan facility; the term loan proceeds were utilized to consummate the acquisition of Value Health, Inc. and Managed Prescription Network, Inc. (collectively, "ValueRx") from Columbia/HCA Healthcare Corporation ("Columbia"; see Other Matters below) on April 1, 1998. The provisions of this credit facility require quarterly interest payments and, beginning in April 1999, semi-annual principal payments. The interest rate is based on a spread (the "Credit Rate Spread") over several LIBOR or base rate options, depending upon the Company's ratio of EBITDA to debt. However, the initial spread is fixed at 125 basis points for the first two quarters. The credit agreement also contains customary financial covenants. In addition, the Company is required to pay an annual fee of 30 basis points, payable in quarterly installments, on the unused portion of the revolving loan. As a result of the new credit agreement, the Company canceled its $25 million line of credit with Mercantile Bank of St. Louis on March 31, 1998.

     To alleviate interest rate volatility in connection with the above-described credit facility, the Company entered into an interest rate swap arrangement, effective April 3, 1998, with the First National Bank of Chicago agreeing to receive a floating rate of interest on the amount of the term loan facility based on a three month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88%. The notional amount of the swap amortizes in conjunction with the principal balance of the term loan. As a result, the Company has, in effect, converted its variable rate term debt to fixed rate debt at 5.88% for the entire term of the term loan, plus the Credit Rate Spread.

     As of March 31, 1998, the Company had repurchased a total of 237,500 shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996, although no repurchases occurred during the first quarter of 1998. The Company's Board of Directors approved the repurchase of up to 850,000 shares, and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions, subject to certain restrictions in the credit agreement described above.

     The Company has reviewed and currently intends to continue to review potential acquisitions and affiliation opportunities (see Other Matters). The Company believes that available cash resources, bank financings or the issuance of additional common stock could be used to finance such acquisitions or affiliations. The Company consummated the acquisition of ValueRx on April 1, 1998; however, there can be no assurance the Company will make other acquisitions or affiliations in 1998.

OTHER MATTERS

     PacifiCare Health Systems, Inc. ("PacifiCare") completed its acquisition of FHP, Inc. during 1997. The Company's contract to provide pharmacy benefit services to FHP's members expired December 31, 1997, but the Company continued processing retail pharmacy claims for FHP on a month-to-month basis through April 1, 1998 as PacifiCare transitioned the business to its wholly-owned PBM. As of January 1, 1998, approximately 900,000 lives were transferred to PacifiCare's PBM. Another 900,000 lives were transferred by April 1, 1998. While FHP was the Company's largest single client in terms of membership, its contribution to the 1997 net revenues was less than 2.25% (due to the fact that the Company only recorded the fees related to administering FHP's network prescriptions and, prior to May 1, 1997, dispensing mail pharmacy prescriptions), and its contribution to the Company's earnings was substantially less than the relationship of FHP membership to total membership. As of April 1, 1998 the Company reported membership of 12.1 million members, a reduction of approximately 200,000 members from the 12.3 million members reported on January 1, 1998. The net reduction takes into account the loss of the FHP lives, offset in part by new members from clients whose service began after January 1, 1998.

     The Company previously announced that ESI Canada, Inc., the Company's Canadian subsidiary, will provide PBM services to First Canadian Health Management Corporation, Inc., a subsidiary of Aetna Life Insurance Company of Canada, for 640,000 registered Indians and Inuit in Canada. These services are now expected to commence on October 1, 1998 and run through September 30, 2003.

     In June 1997 the FASB issued Statement of Financial Accounting Standards Statement 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. FAS 131 is effective for years beginning after December 15, 1997. Initially, the Company believes that the majority of its operations will be in one reportable segment and is continuing to analyze the impact of FAS 131 on its annual 1998 and future disclosure requirements.

     On March 16, 1998 the Company announced that, in connection with the sale by New York Life Insurance Company ("NYL") of NYLCare to Aetna U.S. HealthCare, Inc. ("Aetna"), Aetna and the Company reached an agreement to extend the Company's HMO PBM and infusion therapy agreements through December 31, 2003. The existing contract pricing is effective through December 31, 1999, and thereafter certain pricing adjustments (which the Company believes reflect an appropriate market price) will be instituted for the year 2000 and subsequent periods. The Company will continue providing PBM services to 1.4 million HMO members after the acquisition is consummated, which is comparable to the NYLCare HMO membership base currently served by the Company. The infusion therapy agreements are extended under their current terms until December 31, 2000, and thereafter limited price adjustments may take effect under certain circumstances. The existing agreements for managed vision care and informed decision counseling will continue through December 31, 1999. The Company will also continue to provide PBM services to members of the NYLCare indemnity programs until such members are converted to new health insurance policies. In connection with the Aetna arrangement, the Company and NYL have reached an agreement in principle whereby NYL may make certain transition-related payments to the Company in 1999. This agreement is subject to the approval of the Audit Committee of the Company's Board of Directors. The overall impact of this arrangement on earnings per share is not expected to be material in 1998 or 1999.

     On April 1, 1998, the Company announced that it had consummated the acquisition of ValueRx from Columbia, in accordance with the terms of the Stock Purchase Agreement by and among Columbia, VH Holdings, Inc., Galen Holdings, Inc. and the Company, dated as of February 19, 1998 (see Exhibit 2.1 and 2.2 hereto). Specifically, the Company acquired the stock of Value Health, Inc. and Managed Prescription Network, Inc., the sole assets of which at closing were various subsidiaries each now or formerly conducting business as a PBM, including ValueRx Pharmacy Program, Inc., for approximately $445 million in cash, subject to certain post-closing adjustments. The Company used approximately $100 million of its own cash and financed the remainder of the purchase price and certain acquisition related expenses through the five year credit facility discussed above. In 1997, the unaudited combined revenue of the two companies was in excess of $2.7 billion. The acquisition will be accounted for as a purchase.

YEAR 2000 INFORMATION SYSTEMS ISSUES

     The Company's operations rely heavily on information systems technology. In 1995, the Company began addressing the "Year 2000" issue which, in short, refers to the inability of certain computer systems to properly recognize calendar dates beyond December 31, 1999. This arises as a result of systems having been programmed with two-digits rather than four-digits to define the applicable year in order to conserve computer storage space, reduce the complexity of calculations and produce better performance. The two-digit system may cause computers to interpret the years "00" as "1900" rather than as "2000", which may cause system failures or produce incorrect results when dealing with date-sensitive information beyond the year 1999.

     The Company has performed a self-assessment and has developed a compliance plan that addresses (i) internally developed application software, (ii) vendor developed application software, (iii) operating system software, (iv) utility software, (v) vendor/trading partner-supplied files, (vi) externally provided data or transactions, and (vii) adherence to applicable industry standards. Progress in each area is monitored and management reports are given periodically. In addition, all new internally developed software is being created to be Year 2000 compliant. Management expects all critical "Express Scripts" systems to be Year 2000 compliant by mid-1999, and is still evaluating the "ValueRx" systems which the Company recently acquired.

     In addressing the Year 2000 issue, the Company will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. Although the Company is still evaluating the overall costs associated with the Year 2000 issue, which are being expensed as incurred, the Company does not believe the costs associated therewith are or will be material to the Company's results of operations or financial condition. In addition, the Company believes that, with appropriate modifications to existing computer systems, updates by vendors and trading partners, and conversion to new software in the ordinary course of its business, the Year 2000 problem will not pose significant operational problems for the Company. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 issue could result in material adverse operational and financial consequences to the Company, and there can be no assurance that the Company's efforts, or those of vendors and trading partners, to address the Year 2000 issue will be successful.

IMPACT OF INFLATION

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenues and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not had a significant adverse affect on the Company.

                           PART II. OTHER INFORMATION


Item 2. CHANGES IN SECURITIES.

        RECENT SALES OF UNREGISTERED SECURITIES

     COVENTRY CORPORATION. On January 1, 1998, the Company issued a seven-year Warrant to Coventry for the purchase of an additional 25,000 shares of the Company's Class A Common Stock, exercisable at a price of $52.9088 per share (90% of the fair market value of a share at the time the extension was entered into by the parties), as an advance discount with respect to future charges to be assessed against certain health benefit plans owned by Coventry under the extension of the pharmaceutical benefit management agreement between the parties. The aggregate discount is $146,968. The Warrant may be exercised in whole or in part at any time prior to its expiration on January 1, 2005. No underwriters were involved in the issuance. The issuance was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 and Section 4(2) thereof, based on, among other factors, the single purchaser of the securities, the level of sophistication and financial resources of the purchaser, the type and amount of information available to the purchaser and the market generally, and the lack of any general solicitation or advertising in connection with the sale.

     EMPLOYEE STOCK OPTIONS. During the period January 1, 1998 to March 31, 1998, the Company issued 91,000 options (the "Options") to acquire an equivalent number of shares of its Class A Common Stock (the "Common Stock") to certain of its key employees pursuant to the Company's Amended and Restated 1992 Stock Option Plan and its Amended and Restated 1994 Stock Option Plan (collectively, the "Plans"; these Options were included in the number disclosed by the Company in its Annual Report of Form 10-K filed with the Commission on March 27, 1998). The Compensation Committee of the Company's Board of Directors (the "Committee") administers the Plans. As a condition to receipt of the Options, the Committee required that each recipient execute and deliver an agreement prohibiting the employee from competing with the company or soliciting the employment of the Company's employees for specified periods after most terminations of the employee's employment with the Company. The exercise prices of the Options were equal to the market values on their respective dates of grant, as described in the Plans. The Committee has discretion to determine the vesting schedule for each Option grant. Generally, the Committee has made grants that become exercisable in equal amounts over five years, and in most cases the employee must be employed by the Company at the time of vesting to exercise their Options. Reference is made to the text of the Plans, which are filed with the Commission, for detailed information on the terms thereof. The Option issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D thereunder, based on, among other factors, the limited number of the Option acquirers, the type and amount of information available to the Option acquirers, and the absence of any general solicitation or advertising in connection with the issuance.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.  See Index to Exhibits on page 18.

         (b)      REPORTS ON FORM 8-K.

                  (i) On February 24, 1998, the Company filed a current Report on Form 8-K regarding a press release issued on behalf of the Company.

                  (ii) On March 2, 1998, the Company filed a current Report on Form 8-K regarding its execution of a Stock Purchase Agreement with Columbia/HCA Healthcare Corporation
                           ("Columbia"), VH Holdings, Inc. and Galen
                           Holdings, Inc., pursuant to which the
                           Company would acquire ValueRx, the pharmacy benefit management business of Columbia.

                  (iii)    On March 26, 1998, the Company filed a
                           current Report on Form 8-K regarding a press release issued on behalf of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EXPRESS SCRIPTS, INC.
                                            (Registrant)


Date:    May 14, 1998                        By:  /s/ Barrett A. Toan
                                                 Barrett A. Toan, President and
                                                 Chief Executive Officer

Date:    May 14, 1998                         By: /s/ George Paz
                                                 George Paz, Senior Vice
                                                 President and Chief
                                                 Financial Officer

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

2.2 First Amendment to Stock Purchase Agreement by and among Columbia/HCA Healthcare Corporation, VH Holdings, Inc., Galen Holdings, Inc. and Express Scripts, Inc., dated as of March 31, 1998, and related Exhibits incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed April 14, 1998.

3.1 Certificate of Incorporation, incorporated by reference to Exhibit No. 3.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the "Registration
         Statement").

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, incorporated by reference to Exhibit No.10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

3.3 Second Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1997.

4.1 Form of Certificate for Class A Common Stock,incorporated by reference to Exhibit No. 4.1 to the Registration Statement.

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).

------------------------
*   Filed herein.