Form 10-Q
period 1998-06-30
EXPRESS SCRIPTS INC
filed 1998-08-13
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998.

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


Common stock outstanding as of July 31, 1998:        9,284,930  Shares Class A
                                                     7,510,000  Shares Class B

                              EXPRESS SCRIPTS, INC.

                                      INDEX


Part I     Financial Information

           Item 1.  Financial Statements (unaudited)

                    a)  Consolidated Balance Sheet

                    b)  Consolidated Statement of Operations

                    c)  Consolidated Statement of Changes
                          in Stockholders' Equity

                    d)  Consolidated Statement of Cash Flows

                    e)  Notes to Consolidated Financial Statements

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

           Item 1. Legal Proceedings

           Item 2. Changes in Securities - (Not Applicable)

           Item 3. Defaults Upon Senior Securities - (Not Applicable)

           Item 4. Submission of Matters to a Vote of Security Holders

           Item 5. Other Information

           Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              EXPRESS SCRIPTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                 JUNE 30,            DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                  1998                  1997
---------------------------------                           -------------------   --------------------
Assets
Current assets:
    Cash and cash equivalents                               $           81,944     $           64,155
    Short term investments                                                                     57,938
    Receivables, less allowance for doubtful
       accounts of $26,837 and $4,802 respectively
           Unrelated parties                                           346,655                194,061
           Related parties                                              17,948                 16,230
    Inventories                                                         41,567                 28,935
    Deferred taxes and prepaid expenses                                 50,401                  2,649
                                                            -------------------   --------------------
       Total current assets                                            538,515                363,968

Property and equipment, net                                             69,794                 26,821
Goodwill, net                                                          310,487
                                                                                                  251
Other assets                                                            92,289                 11,468
                                                            -------------------   --------------------

       Total assets                                         $        1,011,085    $           402,508
                                                            ===================   ====================

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long term debt                        $           27,000     $                -
   Claims payable                                                      222,312                153,051
   Accounts payable                                                     55,913                 17,979
   Accrued expenses                                                    146,707                 26,876
                                                            -------------------   --------------------
          Total current liabilities                                    451,932                197,906

Long term debt                                                         333,000                      -
Other liabilities                                                          827                    901
                                                            -------------------   --------------------
               Total liabilities                                       785,759                198,807
                                                            -------------------   --------------------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, and no shares issued and outstanding
   Class A Common Stock, $.01 par value, 75,000,000
     shares authorized, 9,285,000 and 9,238,000
     shares issued and outstanding, respectively                            93                     93
   Class B Common Stock, $.01 par value, 22,000,000
     shares authorized, 7,510,000 shares issued
     and outstanding                                                        75                     75
   Additional paid-in capital                                          109,098                106,901
   Foreign currency translation adjustments                                (46)                   (27)
   Retained earnings                                                   123,095                103,648
                                                            -------------------   --------------------
                                                                       232,315                210,690

   Class A Common Stock in treasury at cost,
     237,500 shares                                                     (6,989)                (6,989)
                                                            -------------------   --------------------
     Total stockholders' equity                                        225,326                203,701
                                                            -------------------   --------------------
     Total liabilities and stockholders' equity              $       1,011,085    $           402,508
                                                            ===================   ====================

          See accompanying notes to consolidated financial statements

                              EXPRESS SCRIPTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                               --------------------------         ---------------------------
(IN THOUSANDS, EXCEPT SHARE AND                  1998           1997                1998           1997
PER SHARE DATA)
--------------------------------               ------------   -----------         ------------   ------------

Net revenues                                    $  807,406    $  300,515          $ 1,178,768    $   562,505
                                               ------------   -----------         ------------   ------------
Cost and expenses:

  Cost of revenues                                 743,557       274,906            1,082,049        512,204
  Selling, general & administrative                 39,266        13,733               58,092         27,031
  Corporate restructuring expenses                   1,651             -                1,651              -
                                               ------------   -----------         ------------   ------------
                                                   784,474       288,639            1,141,792        539,235
                                               ------------   -----------         ------------   ------------
Operating income                                    22,932        11,876               36,976         23,270
                                               ------------   -----------         ------------   ------------
Other income (expense):
  Interest income                                    1,751         1,303                3,889          2,562
  Interest expense                                  (6,867)          (18)              (6,881)           (36)
                                               ------------   -----------         ------------   ------------
                                                    (5,116)        1,285               (2,992)         2,526
                                               ------------   -----------         ------------   ------------
Income before income taxes                          17,816        13,161               33,984         25,796
Provision for income taxes                           8,248         5,030               14,537         10,024
                                               ------------   -----------         ------------   ------------
Net income                                      $    9,568     $   8,131          $    19,447    $    15,772
                                               ============   ===========         ============   ============

Basic earnings per                              $     0.58     $    0.50          $      1.18    $      0.97
                                               ============   ===========         ============   ============
Weighted average number of common
  shares out-standing during the period -
  Basic EPS                                         16,550        16,264               16,538         16,266
                                               ============   ===========         ============   ============
Diluted earnings per share                      $     0.57     $    0.50          $      1.16    $      0.96
                                               ============   ===========         ============   ============

Weighted average number of common
  shares out-standing during the period -
  Diluted EPS                                       16,821        16,476               16,805         16,456
                                               ============   ===========         ============   ============


           See accompanying notes to consolidated financial statements


                              EXPRESS SCRIPTS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                       Number of Shares                                  Amount
                                       ----------------  --------------------------------------------------------------------------
                                                                                        Foreign
                                       Class A  Class B  Class A  Class B  Additional  currency
                                        Common  Common    Common  Common    paid-in   translation  Retained   Treasury
(IN THOUSANDS)                          Stock    Stock    Stock   Stock     capital   adjustments  Earnings    Stock       Total
--------------                         -------  -------  -------  -------  ---------  -----------  ---------  ----------- ---------

Balance at December 31, 1997             9,238   7,510   $    93  $   75   $106,901   $      (27)  $103,648   $ (6,989)    $203,701

Net income for six months
  ended June 30, 1998                                                                                19,447                  19,447

Foreign currency translation
  adjustments                                                                                (19)                               (19)

Exercise of stock options                   47                                1,256                                           1,256

Tax benefit relating to
  employee stock options                     -        -        -        -       941             -          -          -         941
                                       -------  -------  -------  -------  ---------  -----------  ----------  ----------- --------
Balance at June 30, 1998               $ 9,285  $ 7,510  $    93  $    75  $109,098    $     (46)  $ 123,095   $ (6,989)   $225,326
                                       =======  =======  =======  =======  =========  ============ ==========  =========== =========


           See accompanying notes to consolidated financial statements

                              EXPRESS SCRIPTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                           -----------------------------------------
(IN THOUSANDS)                                                                    1998                  1997
--------------                                                             -------------------   -------------------
Cash flows from operating activities:
    Net income                                                              $          19,447        $       15,772

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                   10,135                 4,496
       Tax benefit relating to employee stock options                                     941                   211
       Net changes in operating assets and liabilities, net of changes
          resulting from acquisition                                                   41,534                (6,223)
                                                                           -------------------   -------------------
Net cash provided by operating activities                                              72,057                14,256
                                                                           -------------------   -------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                (9,244)               (8,916)
    Acquisition of ValueRx                                                           (460,137)
    Short term investments                                                             57,938               (2,193)
                                                                           -------------------   -------------------
Net cash (used in) investing activities                                              (411,443)              (11,109)
                                                                           -------------------   -------------------

Cash flows from financing activities:
    Net proceeds on long term debt                                                    360,000
    Deferred financing fees                                                            (4,062)
    Other, net                                                                          1,237                (1,230)
                                                                           -------------------   -------------------
Net cash provided by (used in) financing activities                                   357,175                (1,230)
                                                                           -------------------   -------------------

Net increase in cash and cash equivalents                                              17,789                 1,917

Cash and cash equivalents at beginning of period                                       64,155                25,211
                                                                           -------------------   -------------------

Cash and cash equivalents at end of period
                                                                            $          81,944        $       27,128
                                                                           ===================   ===================

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Consolidated Balance Sheet at June 30, 1998, the Consolidated Statement of Operations for the three and six months ended June 30, 1998 and 1997, the Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 1998, and the Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1997.

NOTE 2 - EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires a presentation of both "Basic" earnings per share and "Diluted" earnings per share. Basic earnings per share represents per share earnings using the weighted average number of common shares outstanding during the period, while diluted earnings per share represents per share earnings determined in the same manner as basic earnings per share but taking into account the number of additional common shares that would have been outstanding for the period if the potentially dilutive common shares had been issued. The only difference between the number of weighted average shares used in the basic and diluted calculation is stock options granted by the Company using the "treasury stock" method.

NOTE 3 - ACQUISITION
     On April 1, 1998 the Company acquired all of the outstanding capital stock of Value Health, Inc. and Managed Prescriptions Network, Inc. (collectively, the "Acquired Entities") from Columbia/HCA Healthcare Corporation ("Columbia") for approximately $460 million in cash (which includes transactions costs of approximately $15 million), approximately $360 million of which was obtained through a five-year bank credit facility and the remainder from the Company's cash balances and short term investments. At closing, the Acquired Entities owned various subsidiaries that now or formerly conducted a pharmacy benefit management ("PBM") business, commonly known as "ValueRx".

     The acquisition has been accounted for using the purchase method of accounting and the results of operations of the Acquired Entities have been included in the consolidated financial statements since April 1, 1998. The purchase price has been preliminarily allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over net assets acquired was allocated to other intangible assets consisting of customer contracts and non-compete agreements in the amount of $57,653,000 which are being amortized using the straight-line method over the estimated useful lives of 2 to 20 years and are included in other assets, and goodwill in the amount of $312,863,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. In conjunction with the acquisition, the Acquired Entities and their subsidiaries retained the following liabilities (amounts in thousands):

               Fair value of assets acquired      $   669,898
               Cash paid for the capitol stock       (460,137)
                                                  ------------
                         Liabilities retained     $   209,761
                                                  ============

     The following unaudited pro forma information presents a summary of combined results of operations of the Company and the Acquired Entities as if the acquisition had occurred at the beginning of the period presented, along with certain pro forma adjustments to give effect to amortization of goodwill, other intangible assets, interest expense on acquisition debt and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates. (Amounts in thousands, except per share data)

                                                Six Months Ended
                                                     June 30,
                                              1998            1997
                                         ---------------   -------------
 Net revenues                                $1,588,697       $1,379,749
 Net income                                      19,596           16,132
 Basic earnings per share                          1.18             0.99
 Diluted earnings per share                        1.17             0.98


NOTE 4 - FINANCING
     On April 1, 1998, the Company executed a $440 million credit facility with a bank syndicate led by Bankers Trust Company, consisting of a $360 million term loan facility and an $80 million revolving loan facility. The agreement is for a period of five years and is guaranteed by the Company's domestic subsidiaries other than Practice Patterns Science, Inc. ("PPS"), and Great Plains Reinsurance Company ("Great Plains"), and secured by a pledge of 100% (or, in the case of its foreign subsidiaries, 65%) of the capital stock of its subsidiaries other than PPS and Great Plains. The provisions of this loan require quarterly interest payments and, beginning in April 1999, semi-annual principal payments. The interest rate is based on a spread over several London Interbank Offered Rates or base rate options, depending upon the Company's ratio of earnings before interest, taxes, depreciation and amortization to debt. However, the initial spread is fixed at 125 basis points for the first two quarters. The credit agreement contains customary financial covenants, such as interest coverage, leverage, and consolidated net worth requirements. In addition, the Company is required to pay an annual fee of 30 basis points, payable in quarterly installments, on the unused portion of the revolving loan. There were no borrowings at June 30, 1998 under the revolving loan facility.

     The following represents the schedule of current maturities for the term loan facility (amounts in thousands):

 Year Ended
December 31,
    1999            $            54,000
    2000                         72,000
    2001                         90,000
    2002                         96,000
    2003                         48,000
                  ======================
                     $          360,000
                  ======================

     In conjunction with the credit facility, the Company entered into an interest rate swap with The First National Bank of Chicago on April 3, 1998. Under the terms of the interest rate swap, the Company agrees to receive a floating rate of interest on the amount of the term loan facility based on a three month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional amount of the swap amortizes in equal amounts with the principal balance of the term loan. As a result, the Company has, in effect, converted its variable rate term debt to fixed rate debt at 5.88% per annum for the entire term of the term loan, plus the Credit Rate Spread.

NOTE 5 - RESTRUCTURING
     During the quarter ended June 30, 1998, the Company recorded a pre-tax restructuring charge of $1,651,000 ($1,002,000 after taxes) associated with the Company closing the operations of its wholly-owned subsidiary, PhyNet, Inc., and transferring certain functions of its Express Scripts Vision Corporation to another vision care provider. The restructuring charge includes $1,235,000 in impairment write-downs of assets and $416,000 in employee transition costs. As of June 30, 1998, the Company had not applied any cash or non-cash adjustments against the restructuring charge.

NOTE 6 - CONTINGENCIES
     The Acquired Entities and their subsidiaries were party to various legal proceedings, investigations or claims at the time of the Company's acquisition. The effect of these actions on the Company's future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect the consolidated financial position, results of operations or cash flows of the Company. A brief description of the most notable of these proceedings follows:

     BASH, ET AL. V. VALUE HEALTH, INC., ET AL., No. 3:97cv2711 (JCH)(D.Conn.) ("BASH"). On December 15, 1995, a purported shareholder class action lawsuit was filed by Irwin Bash and Leykin, Hyman & Bash Associates in the United States District Court for the District of New Mexico against Diagnostek, Inc.
("Diagnostek"), Nunzio P. DeSantis, William Baron, and Courtland Miller (all former Diagnostek officers). Also named as defendants in BASH are Value Health, Inc. ("Value Health"), Robert E. Patricelli, William J. McBride and Steven J. Shulman (certain of Value Health's former officers). The BASH Complaint asserts that Value Health and certain other defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The BASH Complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as common law claims, and seeks certification of a class consisting of all persons (with certain exclusions) who purchased or otherwise acquired (a) Diagnostek common stock from March 27, 1994 through July 28, 1995; (b) Value Health common stock pursuant to a Proxy and Prospectus and merger in which their Diagnostek shares were converted into Value Health shares; and (c) Value Health common stock from March 27, 1995 through November 7, 1995. The BASH Complaint does not specify the amount of damages sought. On March 26, 1996, the former Diagnostek officers filed a motion seeking either dismissal of the case or a transfer to the District of Connecticut, where the earlier-filed FREEDMAN action (discussed below) is pending. On May 23, 1996, the court entered an order staying all discovery in the case until further order of the court. In the late summer of 1997, the BASH plaintiffs filed an Amended Complaint that deleted those allegations that overlapped with the allegations contained in an earlier lawsuit filed by the plaintiffs against Diagnostek and certain of its former officers. A formal order approving the settlement of this earlier lawsuit was entered by the United States District Court for the District of New Mexico on November 21, 1997. In addition, plaintiffs filed a motion to lift the discovery stay, and defendants filed a renewed motion to transfer the action to Connecticut. On October 24, 1997, an answer was filed on behalf of Value Health, Diagnostek, and the former directors and officers of Value Health who had been named as defendants. Plaintiffs' motion to lift the discovery stay was denied on October 27, 1997. On November 28, 1997, the New Mexico court entered an order transferring the action to Connecticut.

     On February 4, 1998, the court ordered that plaintiffs in the FREEDMAN action, discussed below, share all discovery obtained from the defendants and third parties in their lawsuit with the plaintiffs in the BASH lawsuit, and the court has requested and received submissions from all parties on the need for any additional discovery. On April 24, 1998, the court ordered that the plaintiffs be permitted to take certain limited additional fact discovery, to be completed by June 22, 1998. The Court has since extended the deadline for completing this limited additional discovery to August 31, 1998.

     On March 17, 1998, the defendants filed a motion to consolidate this lawsuit with the FREEDMAN lawsuit discussed below, and the court granted the motion on April 24, 1998.

     FREEDMAN,  ET AL.  V.  VALUE  HEALTH,  INC.,  ET  AL.,  No.  3:95  CV  2038
(JCH)(D.Conn). On September 22 and 25, 1995, two related lawsuits were filed against Value Health and certain other defendants in the United States District Court for the District of Connecticut. On February 16, 1996, a single, consolidated class action complaint was filed covering both suits (the "FREEDMAN Complaint"), naming as defendants Value Health, Robert E. Patricelli, William J. McBride, Steven J. Shulman, David M. Wurzer, David J. McDonnell, Walter J.
McNerny, Rodman W. Moorhead, III, Constance P. Newman, and John L. Vogelstein, all former Value Health directors and officers, and Nunzio P. DeSantis, the former president of Diagnostek. The FREEDMAN Complaint alleges that Value Health and certain other defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The FREEDMAN Complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks certification of a class consisting of all persons (with certain exceptions) who purchased shares of Value Health common stock during the period March 27, 1995 (the date the Value Health/Diagnostek merger was announced) through September 19, 1995 (the date certain adverse developments were disclosed by Value Health). The FREEDMAN Complaint does not specify the amount of damages sought. On April 8, 1996, defendants filed motions to dismiss the FREEDMAN Complaint. On March 6, 1997, the court entered into an order granting in part and denying in part defendants' motions to dismiss. An answer on behalf of Value Health and the other individual defendants was filed on March 20, 1997. On July 31, 1998, the plaintiffs filed a motion for leave to file an amended complaint and a proposed amended complaint containing additional factual allegations. Oppositions are due to be filed by August 21, 1998.

     Discovery in this action had been stayed while the defendants' motions to dismiss were pending. The stay was lifted following the court's March 6, 1997 ruling on the motions to dismiss. Pursuant to the court's scheduling order, non-expert discovery concluded on December 12, 1997, with the exception of the deposition of Value Health's financial advisor in connection with the merger with Diagnostek, and the resolution of several discovery motions. All fact discovery has now been concluded.

     On March 17, 1998, the defendants filed a motion to consolidate this lawsuit with the BASH lawsuit, discussed above, and the motion was granted on April 24, 1998.

     The FREEDMAN plaintiffs originally filed their motion for class certification on May 8, 1997, and defendants filed their oppositions on August 27, 1997. Thereafter, plaintiffs withdrew their motion, and, under a schedule approved by the Court, any motions for class certification are to be filed by August 18, 1998. Expert discovery is to be completed within 115 days of the Court's decision on plaintiffs' motion for class certification, and any dispositive motions must be filed within 30 days of the completion of expert discovery.

     In connection with the Company's acquisition, Columbia has agreed to defend and hold the Company and its affiliates (including Value Health) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.

     IN THE MATTER OF TRADING IN THE SECURITIES OF VALUE HEALTH, INC. On or about September 27, 1995, the SEC began an investigation into trading in the securities of Value Health occurring around the time of the acquisition of Diagnostek. The SEC has requested information and documentation from Value Health periodically (most recently in August 1997), but has given no indication as to its disposition of this matter. As with the BASH and FREEDMAN matters above, Columbia has agreed to defend and hold the Company and its affiliates (including Value Health) harmless from and against any liability that may arise in connection with this matter. Consequently, the Company does not believe it will incur any material liability in connection herewith.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

     Effective with the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards Statement 130, "Reporting Comprehensive Income". The Statement requires noncash changes in stockholders' equity be combined with net income and reported in a new financial statement category entitled
"comprehensive income." Other than net income, the only component of comprehensive income for the Company is the change in the foreign currency translation account.

     In June 1997, the FASB issued Statement of Financial Accounting Standards Statement 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. FAS 131 is effective for years beginning after December 15, 1997. In most cases, the Company provides integrated PBM services to its customers under a single contract. These services account for substantially all of the Company's net revenues on an annual basis. As a result, the Company believes that the majority of its operations will be in one reportable segment in 1998.

     In June 1998, the FASB issued Statement of Financial Accounting Standards Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Statement requires all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, the Statement specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be applicable to the Company's first quarter of fiscal year 2000. The Company's present interest rate swap (see Note 4 above) would be considered a cash flow hedge. Accordingly, the change in the fair value of the swap would be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of the hedge will be initially recognized in stockholders' equity and other comprehensive income, and subsequently any changes in unrealized gain or loss from the initial measurement date will be recognized in earnings concurrent with the interest expense on the Company's underlying variable rate debt. At the present time, it is indeterminable how application of this Statement will impact the Company's statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") AND RELEASES ISSUED OR STATEMENTS MADE BY THE COMPANY, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS, AND INCLUDING STATEMENTS RELATING TO "YEAR 2000" ISSUES. SUCH FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR
SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO: RISKS ASSOCIATED WITH THE CONSUMMATION OF ACQUISITIONS, INCLUDING THE ABILITY TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF ACQUIRED BUSINESSES WITH THE EXISTING OPERATIONS OF THE COMPANY AND RISKS INHERENT IN THE ACQUIRED ENTITIES OPERATIONS; HEIGHTENED COMPETITION, INCLUDING INCREASED PRICE COMPETITION IN THE PHARMACY BENEFIT MANAGEMENT BUSINESS; THE POSSIBLE TERMINATION OF THE COMPANY'S CONTRACTS WITH CERTAIN KEY CLIENTS OR PROVIDERS; CHANGES IN PRICING OR DISCOUNT PRACTICES OF PHARMACEUTICAL MANUFACTURERS; THE ABILITY OF THE COMPANY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS; COMPETITION IN THE BIDDING AND PROPOSAL PROCESS; ADVERSE RESULTS IN CERTAIN LITIGATION AND REGULATORY MATTERS; THE ADOPTION OF ADVERSE LEGISLATION OR REGULATIONS OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS; THE IMPACT OF INCREASES IN HEALTH CARE COSTS AND UTILIZATION PATTERNS; RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW PRODUCTS; RISKS ASSOCIATED WITH THE "YEAR 2000" ISSUE, INCLUDING THE ABILITY OF THE COMPANY TO SUCCESSFULLY CONVERT ITS INFORMATION SYSTEMS AND ITS NON-INFORMATION SYSTEMS, AND THE ABILITY OF ITS VENDORS/TRADING PARTNERS TO SUCCESSFULLY CONVERT THEIR SYSTEMS, TO ACCOMMODATE DATES BEYOND DECEMBER 31, 1999; AND OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE COMMISSION. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

COMPANY OVERVIEW

     The Company is a leading specialty managed care company and believes it is the largest full-service pharmacy benefit management ("PBM") company independent of pharmaceutical manufacturer ownership in North America. The Company provides healthcare management and administration services on behalf of thousands of clients that include health maintenance organizations ("HMO's"), health insurers, third-party administrators, employers and union-sponsored benefit plans. The Company's PBM services are provided to 22.7 million members in the United States and Canada enrolled in health plans sponsored by the Company's clients through a network of more than 50,000 retail pharmacies, which represents more than 99% percent of all retail pharmacies in the United States and five mail-order pharmacy service centers owned and operated by the Company. The Company's PBM services include network claims processing, mail-order pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management and medical and drug data analysis services. The Company also provides medical information management services, which include provider profiling and outcome assessments, through its Practice Patterns Science, Inc. ("PPS") subsidiary, infusion therapy services through its IVTx division ("IVTx"), and informed decision counseling services through its Express Health Linesm division.

     Prior to 1998, the Company's growth had primarily been through the generation of sales to new clients, internal growth of the membership base of existing clients, and development and sale of new products and services to existing clients. Future growth will be affected by the Company's continued focus on the above factors, along with acquisitions and alliance opportunities. On April 1, 1998, the Company consummated its first major acquisition by acquiring the PBM operations of Columbia/HCA Healthcare Corporation ("Columbia"), commonly known as ValueRx. Specifically, the Company acquired all of the outstanding capital stock of Value Health, Inc. and Managed Prescription Network, Inc., the sole assets of which at closing were various subsidiaries each now or formerly conducting business as a PBM, including ValueRx Pharmacy Program, Inc., for approximately $460 million in cash, which includes transaction costs of approximately $15 million. The acquisition is being accounted for under the purchase method of accounting. As such, the Company's operating results include those of ValueRx from April 1, 1998. The net assets acquired have been recorded at their estimated fair value, resulting in $313 million of goodwill which is being amortized over 30 years.

     The acquisition provides the Company with additional resources and expertise, which will allow the Company to better serve its clients and competitively pursue new business in all segments of the market. Historically, while both the Company and ValueRx have served all segments of the market for PBM services, the Company primarily focused on managed care and smaller self-funded plan sponsors and ValueRx concentrated on health insurance carriers and large employer and union groups. As a result of the acquisition, the Company now has a strong presence in all market segments.

     As of July 1, 1998, the Company serves approximately 22.7 million members compared to 11.6 million members at June 30, 1997, which represents an increase of 95.7%. The growth in membership is due to the ValueRx acquisition and the Company's ability to attract an additional net 0.7 million members during the second quarter of 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenue and the percentage change in the dollar amounts of such financial data for the three months ended June 30, 1998 compared to 1997 and the six months ended June 30, 1998 compared to 1997.


                                           Percentage of Net Revenue                   Percentage Increase (Decrease)
                                   -------------------------------------------    -----------------------------------------
                                   Three Months Ended       Six Months Ended       Three Months Ended    Six Months Ended
                                        June 30,                June 30,           June 30, 1998 Over   June 30, 1998 Over
                                   -------------------     -------------------
                                     1998      1997         1998       1997             1997                   1997
                                   ---------  --------     --------  ---------    ------------------    -------------------

Net revenues:
     Unrelated clients                91.5%     83.7%        88.6%      83.2%                193.6%                 123.1%
     Related clients (1)               8.5%     16.3%        11.4%      16.8%                 40.7%                  42.2%
                                   ===================     ===================
     Total net revenues              100.0%    100.0%       100.0%     100.0%                168.7%                 109.6%
                                   ===================     ===================

Cost and expenses:
     Cost of revenues                 92.1%     91.4%        91.8%      91.1%                170.5%                 111.3%
     Selling, general and              4.9%      4.6%         4.9%       4.8%                185.9%                 114.9%
     administrative
     Corporate restructuring           0.2%      -            0.2%      -                        nm                     nm
     expense
                                   -------------------     -------------------
                                      97.2%     96.0%        96.9%      95.9%                171.8%                 111.7%
                                   -------------------     -------------------

Operating income                       2.8%      4.0%         3.1%       4.1%                 93.1%                  58.9%

Other income (expense), net          (0.6%)      0.4%       (0.2%)       0.5%              (498.1%)               (218.4%)
                                   -------------------     -------------------
Income before income taxes             2.2%      4.4%         2.9%       4.6%                 35.4%                  31.7%
Provision for income taxes             1.0%      1.7%         1.2%       1.8%                 64.0%                  45.0%
                                   ===================     ===================
Net income                             1.2%      2.7%         1.7%       2.8%                 17.7%                  23.3%
                                   ===================     ===================
nm = not meaningful

     (1) Related clients consist of NYLCare Health Plans, Inc., and its subsidiaries ("NYLCare"), wholly-owned subsidiaries of New York Life Insurance Company ("NYL"), which were sold to Aetna U.S. Healthcare, Inc. ("Aetna"), an unrelated party, on or about July 15, 1998. See "Other Matters" below.


SECOND QUARTER ENDED JUNE 30, 1998 COMPARED TO 1997 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NET REVENUES
     Net revenues for PBM services increased $502,418, or 173.6%, compared to the second quarter of 1997 due primarily to increased membership resulting from the acquisition of ValueRx and to a lesser extent due to the Company's ability to retain existing clients and attract new clients. The increased membership base resulted in the number of pharmacy claims processed (which includes network pharmacy claims and mail order pharmacy claims at their network pharmacy claim equivalent of one mail order pharmacy claim to three network pharmacy claims) increasing 80.9% from the second quarter of 1997.

     The average net revenue per pharmacy claim (which includes network pharmacy claims and mail order pharmacy claims at their network pharmacy claim equivalent as calculated and described above) increased 50.9% from the second quarter of 1997. This increase is primarily due to the following factors: (1) a larger number of customers using retail pharmacy networks established by the Company rather than retail pharmacy networks established by the Company's customers; (2) higher drug ingredient costs resulting from changes in therapeutic mix and dosage, increases in product acquisition costs for existing drugs, and new drugs introduced into the marketplace; and (3) the termination of a mail order "inventory replacement program" maintained for a large client during the second quarter of 1997. Increases in revenue from these factors were partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     When customers use one of the Company's retail pharmacy networks, the drug ingredient cost, the dispensing fee and the Company's administrative fee are recorded as revenue, and the resulting cost is recorded in cost of revenue. For customers that contract their own retail pharmacy network, the Company only records its administrative fees as revenue. The number of customers using retail pharmacy networks established by the Company was significantly enhanced this quarter due to the acquisition of ValueRx, as substantially all ValueRx customers use the retail pharmacy networks established by ValueRx. As a result of this shift, gross margin percentages are reduced but the amount of the gross margin is not materially affected.

     Under the inventory replacement program offered in 1997, the customer provided drug inventory to replenish drugs used by the Company to fill mail service prescriptions for members of the customer's plan and the Company included only its dispensing fee as net revenue. In the second quarter of 1998, all mail pharmacy clients utilized the Company's standard program in which the Company purchases the inventory used to fill the prescriptions and, therefore, includes the ingredient cost as well as the dispensing fee in net revenue. This change had the effect of increasing both revenue and cost of revenue in the second quarter of 1998 compared to 1997, but there was no significant effect on the Company's reported gross margin for the second quarter of 1998 from the conversion to the standard program.

     Of the Company's net revenues from PBM services, 7.8% was for services provided to members of HMO's owned or managed by NYLCare or insurance policies administered by NYLCare. As of July 15, 1998, NYLCare was sold to Aetna and is no longer a related party to the Company.

     Net revenues for non-PBM services increased $4,473, or 40.3%, compared to the second quarter of 1997 primarily due to the continued growth in the number of members and/or clients who receive these services and the Company's ability to develop new products and services. Of the Company's net revenues for non-PBM services, 45.1% was for services provided to members of HMO's owned or managed by NYLCare or insurance policies administered by NYLCare.

COST OF REVENUES
     Cost of revenues for PBM services increased $465,073, or 174.2%, compared to the second quarter of 1997. As a percentage of PBM services net revenue, cost of revenues increased only 0.2 percentage points over the second quarter of 1997. The increase in PBM services cost of revenues is primarily due to (1) the shift towards pharmacy networks established by the Company, as opposed to those established by its clients, (2) higher drug ingredient costs, and (3) termination of an inventory replacement program, as discussed above for "Net Revenues," along with the lower gross margins realized from the large employer market segment, due to the competitive nature of that segment.

     Cost of revenues for non-PBM services increased $3,578, or 45.0%, compared to the second quarter of 1997 primarily due to costs related to the continued expansion of these operations and a change in the product mix sold during the second quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE
     Selling, general and administrative expenses increased $25,533, or 185.9%, compared to the second quarter of 1997. As a percentage of total net revenues, selling, general and administrative expenses increased only 0.3 percentage points for the second quarter of 1998 over the second quarter of 1997. The increase is primarily attributable to the ValueRx acquisition (including amortization of goodwill and other intangible assets associated with the ValueRx acquisition, and expenses associated with the integration of ValueRx) and the additional expenditures required to expand the operational and administrative support functions to enhance management of the pharmacy benefit.

     During the second quarter, the Company undertook the integration of ValueRx in an effort to reduce operating costs as a percentage of sales, excluding depreciation and amortization expense. The Company has combined the executive, legal, and other administrative functions, and is coordinating the sales, marketing and customer service strategies. In addition, a computer systems integration plan for finance, billing and remittances, receivables, clinical functions, and client reporting has been developed and is in the process of being implemented. Integration goals for the third and fourth quarters of fiscal 1998 include the combination of existing contracts and contracting procedures related to both suppliers and providers; initial integration of computer platforms and systems; and the consolidation of financial operations. Except for systems development costs, the Company is expensing integration costs as incurred.

     Excluding depreciation and amortization of $5,304 and $1,159 for the second quarter of 1998 and 1997, respectively, selling, general and administrative expenses, as a percentage of total net revenues, remained constant.

CORPORATE RESTRUCTURING EXPENSES
     On June 17, 1998, the Company announced that it had reached an agreement with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation, pursuant to which Cole will provide certain vision care services for the Company's clients and their members. The agreement enables the Company to focus on its PBM business while still offering a vision care service to its members by transferring certain functions performed by its Express Scripts Vision Corporation to Cole, effective September 1, 1998. In conjunction with the agreement, the Company also announced plans to close the operations of its wholly-owned subsidiary, PhyNet, Inc. As a result, the Company recorded a one-time restructuring charge of $1,651, comprised of asset write-downs of $1,235 and expected employee transition cash payments of $416.

OTHER INCOME (EXPENSE)
     For the second quarter of 1998, the Company recorded net other expenses of $5,116, compared to net other income of $1,285, for the second quarter of 1997. The movement to other expense from other income is due to interest expense of $6,867 in the second quarter of 1998 related to the acquisition debt.

PROVISION FOR INCOME TAXES
     The provision for income taxes for the second quarter of 1998 was $8,248 compared to $5,030 for the second quarter of 1997. The effective tax rate increased to 46.3% for the second quarter of 1998 compared to 38.2% for the second quarter of 1997, primarily due to the addition of non-deductible goodwill and other intangible assets amortization expense derived from the ValueRx acquisition.

NET INCOME
     As a result of the foregoing, net income for the second quarter ended June 30, 1998, increased $1,437, or 17.7%, compared to 1997. Excluding the after-tax one-time restructuring charge for the managed vision business, net income for the second quarter ended June 30, 1998 increased $2,439, or 30.0%, compared to 1997.

EARNINGS PER SHARE
     The Company reported basic earnings per share of $0.58 in the second quarter of 1998 compared to $0.50 in 1997, a 16.0% increase. The weighted average number of shares used in the calculation was 16,550,000 in 1998 and 16,264,000 in 1997. Diluted earnings per share was $0.57 in the second quarter of 1998 compared to $0.50 in 1997, a 14.0% increase. The weighted average number of shares used in the calculation was 16,821,000 in 1998 and 16,476,000 in 1997.

     Excluding the after-tax one-time restructuring charge for the managed vision business, basic earnings per share and diluted earnings per share would have been $0.64 and $0.63, or an increase of 28.0% and 26.0%, respectively.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO 1997

NET REVENUES
     Net revenues for PBM services increased $607,518, or 112.1%, compared to the first six months of 1997 due primarily to increased membership resulting from the acquisition of ValueRx and to a lesser extent due to the Company's ability to retain existing clients and attract new clients. The increased membership resulted in the number of pharmacy claims processed (which includes network pharmacy claims and mail order pharmacy claims at their network pharmacy claim equivalent, as calculated and described above) increasing 46.8% over 1997.

     The average net revenue per pharmacy claim (which includes network pharmacy claims and mail order pharmacy claims at their network pharmacy claim equivalent, as calculated and described above) increased 44.2% from the first six months of 1997. This increase is primarily due to the same factors discussed in the "Net Revenues" section of the SECOND QUARTER ENDED JUNE 30, 1998 COMPARED TO 1997, with the exception of the termination of an additional "inventory replacement program" maintained for a large client during the first quarter of 1997.

     Of the Company's net revenues for PBM services, 10.5% was for services provided to members of HMO's owned or managed by NYLCare or insurance policies administered by NYLCare.

     Net revenues for non-PBM services increased $8,745, or 42.5%, compared to the first six months of 1997 primarily due to the continued growth in the number of members and/or clients who receive these services and the Company's ability to develop new products and services. Of the Company's net revenues for non-PBM services, 46.0% was for services provided to members of HMO's owned or managed by NYLCare or insurance policies administered by NYLCare.

COST OF REVENUES
     Cost of revenues for PBM services increased $563,012, or 113.2%, compared to the first six months of 1997. As a percentage of PBM services net revenue, cost of revenues increased 0.5 percentage points over the first six months of 1997. The increase in PBM services cost of revenues is primarily due to the same factors discussed in the "Cost of Revenues" section of the SECOND QUARTER ENDED JUNE 30, 1998 COMPARED TO 1997.

     Cost of revenues for non-PBM services increased $6,833, or 46.1%, compared to the first six months of 1997 primarily due to costs related to the continued expansion of these operations and a change in the product mix sold during the first six months of 1998.

SELLING, GENERAL AND ADMINISTRATIVE
     Selling, general and administrative expenses increased $31,061, or 114.9%, compared to the first six months of 1997. As a percentage of total net revenues, selling, general and administrative expenses increased only 0.1 percentage point for the first six months of 1998 over the same period in 1997. The increase is primarily attributable to the ValueRx acquisition (including amortization of goodwill and other intangible assets associated with the ValueRx acquisition, and expenses associated with the integration of ValueRx) and the additional expenditures required to expand the operational and administrative support functions to enhance management of the pharmacy benefit.

     Excluding depreciation and amortization of $6,287 and $2,061 for the first six months of 1998 and 1997, respectively, selling, general and administrative expenses, as a percentage of total net revenues, remained constant.

CORPORATE RESTRUCTURING EXPENSES
     On June 17, 1998, the Company announced that it had reached an agreement with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation, pursuant to which Cole will provide certain vision care services for the Company's clients and their members. The agreement enables the Company to focus on its PBM business while still offering a vision care service to its members by transferring certain functions performed by its Express Scripts Vision Corporation to Cole, effective September 1, 1998. In conjunction with the agreement, the Company also announced plans to close the operations of its wholly-owned subsidiary, PhyNet, Inc. As a result, the Company recorded a one-time restructuring charge of $1,651, comprised of asset write-downs of $1,235 and expected employee transition cash payments of $416.

OTHER  INCOME  (EXPENSE)

     For the first six months of 1998, the Company recorded net other expenses of $2,992, compared to net other income of $2,526, for the same period in 1997. The movement to other expense from other income is due to interest expense of $6,867 incurred during the first six months of 1998 relating to the acquisition debt.

PROVISION FOR INCOME TAXES
     The provision for income taxes for the first six months of 1998 was $14,537 compared to $10,024 for the same period in 1997. The effective tax rate has increased to 42.8% for the first six months of 1998 compared to 38.9% for the same period in 1997, primarily due to the addition of non-deductible goodwill and other intangible assets amortization expense derived from the ValueRx acquisition.

NET INCOME
     As a result of the foregoing, net income for the six months ended June 30, 1998, increased $3,675, or 23.3%, compared to 1997. Excluding the after-tax one-time restructuring charge for the managed vision business, net income for the six months ended June 30, 1998 increased $4,677, or 29.7%, compared to 1997.

EARNINGS PER SHARE
     The Company reported basic earnings per share of $1.18 for the first six months of 1998 compared to $0.97 in 1997, a 21.6% increase. The weighted average number of shares used in the calculation was 16,538,000 in 1998 and 16,266,000 in 1997. Diluted earnings per share was $1.16 for the first six months of 1998 compared to $0.96 in 1997, a 20.8% increase. The weighted average number of shares used in the calculation was 16,805,000 in 1998 and 16,456,000 in 1997.

     Excluding the after-tax one-time restructuring charge for the managed vision business, basic earnings per share and diluted earnings per share would have been $1.24 and $1.22, or an increase of 27.8% and 27.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

     During the first six months of 1998 the Company generated $72,100 of cash flow from operations compared to $14,300 for the same period in 1997. This cash generation includes the operations of ValueRx after April 1, 1998 and is the result of management's continued emphasis on the collection of accounts receivable balances, the management of inventories, and the management of payables to vendors and retail pharmacy providers. Management expects to fund its future anticipated capital expenditures, debt service, integration costs, "Year 2000" costs, and other normal operating cash needs primarily with operating cash flow.

     During the first quarter of 1998, the Company negotiated a $440,000 credit facility with a bank syndicate led by Bankers Trust Company. The five-year agreement became effective April 1, 1998, and includes a $360,000 term loan facility and an $80,000 revolving loan facility; the term loan proceeds were utilized to consummate the acquisition of ValueRx from Columbia on April 1, 1998. The Company's obligations are guaranteed by the Company's domestic subsidiaries other than PPS, and Great Plains Reinsurance Company ("Great Plains"), and secured by a pledge of 100% (or, in the case of its foreign subsidiaries, 65%) of the capital stock of its subsidiaries other than PPS and Great Plains. The provisions of this credit facility require quarterly interest payments and, beginning in April 1999, semi-annual principal payments of $27,000 increasing to $36,000 in April 2000, to $45,000 in April 2001, and to $48,000 in April 2002. The interest rate is based on a spread (the "Credit Rate Spread") over several London Interbank Offered Rates or base rate options, depending upon the Company's ratio of earnings before interest, taxes, depreciation and amortization to debt. However, the initial spread is fixed at 125 basis points for the first two quarters. The credit agreement also contains customary financial covenants, such as interest coverage, leverage, and consolidated net worth requirements. In addition, the Company is required to pay an annual fee of 30 basis points, payable in quarterly installments, on the unused portion of the revolving loan. Contemporaneously with the execution of the new credit agreement, the Company canceled its $25,000 line of credit with Mercantile Bank of St. Louis on March 31, 1998.

     To alleviate interest rate volatility in connection with the above-described credit facility, the Company entered into an interest rate swap arrangement, effective April 3, 1998, with The First National Bank of Chicago agreeing to receive a floating rate of interest on the amount of the term loan facility based on a three month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional amount of the swap amortizes in equal amounts with the principal balance of the term loan. As a result, the Company has, in effect, converted its variable rate term debt to fixed rate debt at 5.88% per annum for the entire term of the term loan, plus the Credit Rate Spread.

     As of June 30, 1998, the Company had repurchased a total of 237,500 shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996, although no repurchases occurred during the first six months of 1998. The Company's Board of Directors approved the repurchase of up to 850,000 shares, and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions, subject to certain restrictions in the credit agreement described above.

     The Company has reviewed and currently intends to continue to review potential acquisitions and affiliation opportunities. The Company believes that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. The Company consummated the acquisition of ValueRx on April 1, 1998; however, there can be no assurance the Company will make other acquisitions or affiliations in 1998.

OTHER MATTERS

     The Company previously announced that ESI Canada, Inc., the Company's Canadian subsidiary, will provide PBM services to First Canada Health Management Corporation, Inc., a subsidiary of Aetna Life Insurance Company of Canada for 640,000 registered Indians and Inuit of Canada. These services are now expected to commence on December 1, 1998 and run through November 30, 2003; the change has been caused by delays in the implementation of the dental and medical benefits by parties unrelated to the Company.

     On March 16, 1998, the Company announced that, in connection with the consummation of the sale by NYL of NYLCare to Aetna (which occurred on July 15,
1998), the Company and Aetna had reached an agreement to extend the Company's HMO PBM services and infusion therapy services agreements through December 31, 2003. The existing PBM contract pricing is effective through December 31, 1999, and thereafter certain pricing adjustments (which the Company believes reflect an appropriate market price) will be instituted for the year 2000 and subsequent periods. The Company will continue providing PBM services to 1.4 million HMO members after the acquisition is consummated, which is comparable to the NYLCare HMO membership base currently served by the Company. The infusion therapy agreements are extended under their current terms until December 31, 2000, and thereafter limited price adjustments may take effect under certain circumstances. The existing agreements for managed vision care and informed decision counseling will continue until December 31, 1999. The Company will also continue to provide PBM services to members of the NYLCare Indemnity programs until such members are converted to new health insurance policies. In connection with the Aetna arrangement, the Company and NYL have reached an agreement in principle whereby NYL may make certain transition-related payments to the Company in 1999. This agreement is subject to the approval of the Audit
Committee of the Company's Board of Directors. The overall impact of this arrangement on earnings per share is not expected to be material in 1998 or 1999.

     Effective with the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards Statement 130, "Reporting Comprehensive Income". The Statement requires noncash changes in stockholders' equity be combined with net income and reported in a new financial statement category entitled
"comprehensive income." Other than net income, the only component of comprehensive income for the Company is the change in the foreign currency translation account.

     In June 1997, the FASB issued Statement of Financial Accounting Standards Statement 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. FAS 131 is effective for years beginning after December 15, 1997. The Company provides integrated PBM services to its customers under a single contract. These services account for substantially all of the Company's net revenues on an annual basis. As a result, the Company believes that the majority of its operations will be in one reportable segment in 1998.

     In June 1998, the FASB issued Statement of Financial Accounting Standards Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Statement requires all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, the Statement specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be applicable to the Company's first quarter of fiscal year 2000. The Company's present interest rate swap (see "Liquidity and Capital Resources") would be considered a cash flow hedge. Accordingly, the change in the fair value of the swap would be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of the hedge will be initially recognized in stockholders' equity and other comprehensive income and subsequently any changes in unrealized gain or loss from the initial measurement date will be recognized in earnings concurrent with the interest expense on the Company's underlying variable rate debt. At the present time, it is indeterminable how application of this Statement will impact the Company's statement of operations.

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

     The Company has performed a self-assessment and has developed a compliance plan that addresses (i) internally developed application software, (ii) vendor developed application software, (iii) operating system software, (iv) utility software, (v) vendor/trading partner-supplied files, (vi) externally provided data or transactions, (vii) non-information technology devices that are material to the Company's business, and (viii) adherence to applicable industry standards. Progress in each area is monitored and management reports are given periodically. In addition, all new internally developed software is being created to be "Year 2000" compliant. Management expects all critical systems to be "Year 2000" tested and compliant by mid-1999.

     In addressing the Year 2000 issue, the Company will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. The Company does not believe the costs associated with addressing the "Year 2000" issue, which are being expensed as incurred, will be material to the Company's results of operations or financial condition. In addition, the Company believes that, with appropriate modifications to existing computer systems, updates by vendors and trading partners, and conversion to new software in the ordinary course of its business, the "Year 2000" problem will not pose significant operational problems for the Company. However, if such conversions are not completed in a proper and timely manner by all affected parties, the "Year 2000" issue could result in material adverse operational and financial consequences to the Company, and there can be no assurance that the Company's efforts, or those of vendors and trading partners, to address the "Year 2000" issue will be successful. The Company is in the process of formalizing its contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Company's material operations.

IMPACT OF INFLATION

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenues and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not had a significant adverse affect on the Company.

                           PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

     The Company acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation Value Health, and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from Columbia HCA/HealthCare Corporation ("Columbia") and its affiliates on April 1, 1998 (the "Acquisition"). Value Health, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on the Company's future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect the consolidated financial position, results of operations or cash flows of the Company. A brief description of the most notable of these proceedings follows:

     BASH, ET AL. V. VALUE HEALTH, INC., ET AL., No. 3:97cv2711 (JCH)(D.Conn.) ("BASH"). On December 15, 1995, a purported shareholder class action lawsuit was filed by Irwin Bash and Leykin, Hyman & Bash Associates in the United States District Court for the District of New Mexico against Diagnostek, Inc.
("Diagnostek"), Nunzio P. DeSantis, William Baron, and Courtland Miller (all former Diagnostek officers). Also named as defendants in BASH are Value Health, Robert E. Patricelli, William J. McBride and Steven J. Shulman (certain of Value Health's former officers). The BASH Complaint asserts that Value Health and certain other defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The Bash Complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as common law claims, and seeks certification of a class consisting of all persons (with certain exclusions) who purchased or otherwise acquired (a) Diagnostek common stock from March 27, 1994 through July 28, 1995; (b) Value Health common stock pursuant to a Proxy and Prospectus and merger in which their Diagnostek shares were converted into Value Health shares; and (c) Value Health common stock from March 27, 1995 through November 7, 1995. The BASH Complaint does not specify the amount of damages sought. On March 26, 1996, the former Diagnostek officers filed a motion seeking either dismissal of the case or a transfer to the District of Connecticut, where the earlier-filed FREEDMAN action (discussed below) is pending. On May 23, 1996, the court entered an order staying all discovery in the case until further order of the court. In the late summer of 1997, the BASH plaintiffs filed an Amended Complaint that deleted those allegations that overlapped with the allegations contained in an earlier lawsuit filed by the plaintiffs against Diagnostek and certain of its former officers. A formal order approving the settlement of this earlier lawsuit was entered by the United States District Court for the District of New Mexico on November 21, 1997. In addition, plaintiffs filed a motion to lift the discovery stay, and defendants filed a renewed motion to transfer the action to Connecticut. On October 24, 1997, an answer was filed on behalf of Value Health, Diagnostek, and the former directors and officers of Value Health who had been named as defendants. Plaintiffs' motion to lift the discovery stay was denied on October 27, 1997. On November 28, 1997, the New Mexico court entered an order transferring the action to Connecticut.

     On February 4, 1998, the court ordered that plaintiffs in the FREEDMAN action, discussed below, share all discovery obtained from the defendants and third parties in their lawsuit with the plaintiffs in the BASH lawsuit, and the court has requested and received submissions from all parties on the need for any additional discovery. On April 24, 1998, the court ordered that the plaintiffs be permitted to take certain limited additional fact discovery, to be completed by June 22, 1998. The Court has since extended the deadline for completing this limited additional discovery to August 31, 1998.

     On March 17, 1998, the defendants filed a motion to consolidate this lawsuit with the FREEDMAN lawsuit discussed below, and the court granted the motion on April 24, 1998.

     FREEDMAN,  ET AL.  V.  VALUE  HEALTH,  INC.,  ET  AL.,  No.  3:95  CV  2038
(JCH)(D.Conn). On September 22 and 25, 1995, two related lawsuits were filed against Value Health and certain other defendants in the United States District Court for the District of Connecticut. On February 16, 1996, a single, consolidated class action complaint was filed covering both suits (the "FREEDMAN Complaint"), naming as defendants Value Health, Robert E. Patricelli, William J. McBride, Steven J. Shulman, David M. Wurzer, David J. McDonnell, Walter J.
McNerny, Rodman W. Moorhead, III, Constance P. Newman, and John L. Vogelstein, all former Value Health directors and officers, and Nunzio P. DeSantis, the former president of Diagnostek. The FREEDMAN Complaint alleges that Value Health and certain other defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The FREEDMAN Complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks certification of a class consisting of all persons (with certain exceptions) who purchased shares of Value Health common stock during the period March 27, 1995 (the date the Value Health/Diagnostek merger was announced) through September 19, 1995 (the date certain adverse developments were disclosed by Value Health). The FREEDMAN Complaint does not specify the amount of damages sought. On April 8, 1996, defendants filed motions to dismiss the FREEDMAN Complaint. On March 6, 1997, the court entered into an order granting in part and denying in part defendants' motions to dismiss. An answer on behalf of Value Health and the other individual defendants was filed on March 20, 1997. On July 31, 1998, the plaintiffs filed a motion for leave to file an amended complaint and a proposed amended complaint containing additional factual allegations. Oppositions are due to be filed by August 21, 1998.

     Discovery in this action had been stayed while the defendants' motions to dismiss were pending. The stay was lifted following the court's March 6, 1997 ruling on the motions to dismiss. Pursuant to the court's scheduling order, non-expert discovery concluded on December 12, 1997, with the exception of the deposition of Value Health's financial advisor in connection with the merger with Diagnostek, and the resolution of several discovery motions. All fact discovery has now been concluded.

     On March 17, 1998, the defendants filed a motion to consolidate this lawsuit with the BASH lawsuit, discussed above, and the motion was granted on April 24, 1998.

     The FREEDMAN plaintiffs originally filed their motion for class certification on May 8, 1997, and defendants filed their oppositions on August 27, 1997. Thereafter, plaintiffs withdrew their motion, and, under a schedule approved by the Court, any motions for class certification are to be filed by August 18, 1998. Expert discovery is to be completed within 115 days of the Court's decision on plaintiffs' motion for class certification, and any dispositive motions must be filed within 30 days of the completion of expert discovery.

     In connection with the Acquisition, Columbia has agreed to defend and hold the Company and its affiliates (including Value Health) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.

     IN THE MATTER OF TRADING IN THE SECURITIES OF VALUE HEALTH, INC. On or about September 27, 1995, the SEC began an investigation into trading in the securities of Value Health occurring around the time of the acquisition of Diagnostek. The SEC has requested information and documentation from Value Health periodically (most recently in August 1997), but has given no indication as to its disposition of this matter. As with the BASH and FREEDMAN matters above, Columbia has agreed to defend and hold the Company and its affiliates (including Value Health) harmless from and against any liability that may arise in connection with this matter. Consequently, the Company does not believe it will incur any material liability in connection herewith.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders was held on May 27, 1998.

     (b) The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified:

                                  Howard Atkins
                               Judith E. Campbell
                             Richard M. Kernan, Jr.
                               Richard A. Norling
                              Frederick J. Sievert
                               Stephen N. Steinig
                                Seymour Sternberg
                                 Barrett A. Toan
                                Howard L. Waltman
                                 Norman Zachary

     (c) The stockholder vote for each director was as follows:

                                        Votes              Votes
                                      Cast For            Withheld
                                 --------------        --------------

    Howard Atkins                   82,995,603            135,146
    Judith E. Campbell              82,996,973            133,776
    Richard M. Kernan, Jr.          82,996,973            133,776
    Richard A. Norling              82,996,973            133,776
    Frederick J. Sievert            82,996,973            133,776
    Stephen N. Steinig              82,996,973            133,776
    Seymour Sternberg               82,996,973            133,776
    Barrett A. Toan                 82,996,973            133,776
    Howard L. Waltman               82,996,973            133,776
    Norman Zachary                  82,996,973            133,776


     The stockholders also voted to:

     (1) Approve the Second Amendment to the Company's Amended and Restated 1994 Stock Option Plan (81,254,246 affirmative votes; 354,117 negative votes; 24,625 abstention votes);

     (2) Approve an Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock to 75,000,000 (Class A Votes: 7,154,417 affirmative votes; 854,364 negative votes; 21,968 abstention votes; Class B Votes: 75,100,000 affirmative votes; 0 negative votes; 0 abstention votes; Total Votes: 82,254,417 affirmative votes; 854,364 negative votes; 21,968 abstention votes); and

     (3) Ratify the appointment of Price Waterhouse as the Company's independent accountants for the Company's current fiscal year (83,112,658 affirmative votes; 7,265 negative votes; 10,826 abstention votes).

Item 5.           OTHER INFORMATION.

     In accordance with the Bylaws of the Company, a stockholder who at any annual meeting of stockholders of the Company intends to nominate a person for election as a director or present a proposal must so notify the Secretary of the Company, in writing, describing such nominee(s) or proposal and providing information concerning such stockholder and the reasons for and interest of such stockholder in the proposal. Generally, to be timely, such notice must be received by the Secretary during the 30 day period that ends 60 days before the anniversary of the prior years' annual meeting. The Company's last annual meeting was held May 27, 1998, so any such notice must be received between February 26, 1999, and March 28, 1999, to be considered timely for purposes of the 1999 Annual Meeting. Any person interested in making such a nomination or proposal should request a copy of the relevant Bylaw provisions from the Secretary of the Company. These time periods also apply in determining whether notice is timely for purposes of rules adopted by the Securities and Exchange Commission relating to exercise of discretionary voting authority, and are separate from and in addition to the Securities and Exchange Commission's requirements that a stockholder must meet to have a proposal included in the Company's proxy statement. Stockholder proposals intended to be presented at the 1999 Annual Meeting must be received by the Company no later than December 24, 1998, in order to be eligible for inclusion in the Company's proxy statement and proxy relating to that meeting. Upon receipt of any proposal, the Company will determine whether to include such proposal in accordance with regulations governing the solicitation of proxies.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. See Index to Exhibits on page 18.

     (b) REPORTS ON FORM 8-K.

     (i) On April 14, 1998, the Company filed a Current Report on Form 8-K regarding its acquisition of ValueRx, the pharmacy benefit management business of Columbia/HCA Healthcare Corporation.

     (ii) On May 5, 1998, the Company filed a Current Report on Form 8-K regarding a press release issued on behalf of the Company concerning its first quarter 1998 financial performance.

     (iii) On June 12, 1998, the Company filed an amendment to the Current Report on Form 8-K filed on April 14, 1998, regarding its acquisition of ValueRx, the pharmacy benefit management business of Columbia/HCA Healthcare Corporation, to include the following financial statements required therein:

     (A) The following financial statements of Value Health Pharmacy Benefit Management (as defined in the 8-K/A):

     (1) Report of Independent Auditors - Ernst & Young LLP

     (2) Combined Balance Sheet as of December 31, 1997

     (3) Combined Statements of Operations Predecessor Basis - January 1, 1997 to July 31, 1997; Successor Basis - August 1, 1997 to December 31, 1997

     (4) Combined Statements of Changes in Stockholder's Equity Predecessor Basis - January 1, 1997 to July 31, 1997; Successor Basis - August 1, 1997 to December 31, 1997

     (5) Combined Statements of Cash Flows Predecessor Basis - January 1, 1997 to July 31, 1997; Successor Basis - August 1, 1997 to December 31, 1997

     (6) Notes to Combined Financial Statements

     (B) The following financial statements of Value Health Pharmacy Benefit Management (as defined in the 8-K/A):

     (7) Report of Independent Accountants - Coopers & Lybrand L.L.P.

     (8) Combined Balance Sheet as of December 31, 1996

     (9) Combined Statements of Operations for the Years Ended December 31, 1996 and 1995

     (10) Combined Statements of Cash Flows for the Years Ended December 31, 1996 and 1995

     (11) Notes to Combined Financial Statements

     (C) The following financial statements of Managed Prescription Network, Inc. d/b/a Columbia Pharmacy Solutions:

     (1) Report of Independent Auditors - Ernst & Young LLP

     (2) Balance Sheets as of December 31, 1997 and 1996

     (3) Statements of Operations and Retained Earnings (Deficit) for the Years Ended December 31, 1997, 1996, and 1995

     (4) Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995

     (5) Notes to Financial Statements

     (D) The following unaudited consolidated condensed pro forma financial statements:

     (1) Unaudited Consolidated Condensed Pro Forma Statement of Operations for the Year Ended December 31, 1997

     (2) Notes to the Unaudited Consolidated Condensed Pro Forma Statement of Operations

     (3) Unaudited Consolidated Condensed Pro Forma Balance Sheet as of December 31, 1997

     (4) Notes to the Unaudited Consolidated Condensed Pro Forma Balance Sheet

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EXPRESS SCRIPTS, INC.
                                      (Registrant)


Date:    August 10, 1998               By:     /s/ Barrett A. Toan
                                            Barrett A. Toan, President and
                                            Chief Executive Officer

Date:    August 10, 1998               By:     /s/ George Paz
                                            George Paz, Senior Vice
                                            President and Chief
                                            Financial Officer

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

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration Statement.

10.1* Credit Agreement dated as of April 1, 1998 among the Company, the Lenders listed therein and Bankers Trust Company, as Agent (the "Credit Agreement").

10.2* Company Pledge Agreement dated as of April 1, 1998 by the Company in favor of the Lenders listed in the Credit Agreement and Bankers Trust Company, as Agent.

10.3* Form of Subsidiary Guaranty dated as of April 1, 1998 in favor of the Lenders listed in the Credit Agreement and Bankers Trust Company, as Agent, by the following parties: Express Scripts Vision Corporation, PhyNet, Inc., IVTx, Inc., IVTx of Dallas, Inc., IVTx of Houston, Inc., ESI Canada Holdings, Inc., ESI Canada, Inc., Value Health, Inc., Managed Prescription Network, Inc., Prescription Drug Service, Inc., RxNet, Inc. of California, Denali Associates, Inc., ValueRx Northeast, Inc., MedCounter, Inc., Health Care Services, Inc., ValueRx, Inc., Cost Containment Corp. of America, Diagnostek, Inc., MedIntell Systems Corporation, ValueRx Pharmacy Program, Inc., ValueRx of Michigan, Inc., Diagnostek Pharmacy Services, Inc., Diagnostek Pharmacy, Inc., Diagnostek of Springfield, Inc., IPH, Inc., and MHI, Inc.

10.4* Form of Subsidiary Pledge Agreement dated as of April 1, 1998 in favor of the Lenders listed in the Credit Agreement and Bankers Trust Company, as Agent, by the following parties: ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc., Diagnostek, Inc., ValueRx Pharmacy Program, Inc., Diagnostek Pharmacy Services, Inc., and IPH, Inc.

10.5* First Amendment to Company Pledge Agreement dated as of April 24, 1998, by the Company by the Company in favor of the Lenders listed in the Credit Agreement and Bankers Trust Company, as Agent.

10.6* International Swap Dealers Association, Inc. Master Agreement dated as of April 3, 1998, between the Company and The First National Bank of Chicago.

10.7* Lease Agreement dated as of June 12, 1989, between Michael D. Brockelman and James S. Gratton, as Trustees under agreement dated April 17, 1980, and Health Care Services, Inc., an indirect subsidiary of the Company.

10.8*  Lease Agreement dated as of March 22, 1996, between Ryan
       Construction Company of Minnesota, Inc., and ValueRx Pharmacy Program, Inc., an indirect subsidiary of the Company.

10.9+ Form of Severance Agreement, between the Company and each of the following individuals: Patrick J. Byrne (agreement dated as of May 29, 1998), Michael S. Flagstad (agreement dated as of April 1, 1998), and Jean-Marc Quach (agreement dated as of May 18,
       1998); the form is incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).


*   Filed herein.
+   Management contract or compensatory plan or arrangement.