Form 10-Q
period 1998-09-30
EXPRESS SCRIPTS INC
filed 1998-11-16
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998.

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


Common stock outstanding as of November 2, 1998:  18,600,310  Shares Class A
                                                  15,020,000  Shares Class B

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

         Item 3. Defaults Upon Senior Securities - (Not Applicable)

         Item 4. Submission of Matters to a Vote of Security Holders - (Not Applicable)

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              EXPRESS SCRIPTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                   1998                 1997
                                                                            --------------------- --------------------
Assets
Current assets:
   Cash and cash equivalents                                                    $        101,100     $         64,155
   Short term investments                                                                                      57,938
   Receivables, less allowance for doubtful
     accounts of $26,514 and $4,802 respectively
       Unrelated parties                                                                 391,299              194,061
       Related parties                                                                                         16,230
   Inventories                                                                            42,344               28,935
   Deferred taxes and prepaid expenses                                                    50,303                2,649
                                                                            --------------------- --------------------
       Total current assets                                                              585,046              363,968

Property and equipment, net                                                               75,392               26,821
Goodwill, net                                                                            307,781                  251
Other assets                                                                              87,459               11,468
                                                                            --------------------- --------------------

       Total assets                                                             $      1,055,678     $        402,508
                                                                            ===================== ====================


Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long term debt                                            $         27,000     $              -
   Claims payable                                                                        238,767              153,051
   Accounts payable                                                                       52,253               17,979
   Accrued expenses                                                                      166,536               26,876
                                                                            --------------------- --------------------
       Total current liabilities                                                         484,556              197,906

Long term debt                                                                           333,000
Other liabilities                                                                          1,199                  901
                                                                            --------------------- --------------------
       Total liabilities                                                                 818,755              198,807
                                                                            --------------------- --------------------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
   Class A Common Stock, $.01 par value, 75,000,000 shares authorized,
     9,291,000 and 9,238,000 shares issued and outstanding, respectively                      93                   93
   Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
     7,510,000 shares issued and outstanding                                                  75                   75
   Additional paid-in capital                                                            109,427              106,901
   Foreign currency translation adjustments                                                 (81)                 (27)
   Retained earnings                                                                     134,398              103,648
                                                                            --------------------- --------------------
                                                                                         243,912              210,690
   Class A Common Stock in treasury at cost, 237,500 shares                              (6,989)              (6,989)
                                                                            --------------------- --------------------
       Total stockholders' equity                                                        236,923              203,701
                                                                            --------------------- --------------------
       Total liabilities and stockholders' equity                               $      1,055,678      $       402,508
                                                                            ===================== ====================


           See accompanying notes to consolidated financial statements


                                                  EXPRESS SCRIPTS, INC.
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)



                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                        SEPTEMBER 30,                              SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)              1998               1997                   1998                 1997
-------------------------------------        ------------------ -----------------    ---------------------- ------------------

Net revenues                                 $         807,319  $        319,937     $           1,986,087  $         882,442
                                             ------------------ -----------------    ---------------------- ------------------
Cost and expenses:
    Cost of revenues                                   738,544           291,590                 1,820,593            803,794
    Selling, general & administrative                   43,153            15,758                   101,245             42,789
    Corporate restructuring expenses                         -                 -                     1,651                  -
                                             ------------------ -----------------    ---------------------- ------------------
                                                       781,697           307,348                 1,923,489            846,583
                                             ------------------ -----------------    ---------------------- ------------------
Operating income                                        25,622            12,589                    62,598             35,859
                                             ------------------ -----------------    ---------------------- ------------------
Other income (expense):
    Interest income                                      1,794             1,609                     5,683              4,171
    Interest expense                                   (6,912)              (29)                  (13,793)               (65)
                                             ------------------ -----------------    ---------------------- ------------------
                                                       (5,118)             1,580                   (8,110)              4,106
                                             ------------------ -----------------    ---------------------- ------------------
Income before income taxes                              20,504            14,169                    54,488             39,965
Provision for income taxes                               9,201             5,556                    23,738             15,580
                                             ------------------ -----------------    ---------------------- ------------------
Net income                                   $          11,303  $          8,613     $              30,750  $          24,385
                                             ================== =================    ====================== ==================

Basic earnings per share                     $            0.34  $           0.26     $                0.93  $            0.75
                                             ================== =================    ====================== ==================

Weighted average number of common shares
outstanding during the period -
Basic EPS                                               33,121            32,800                    33,091             32,624
                                             ================== =================    ====================== ==================

Dluted earnings per share                    $            0.34  $           0.26     $                0.91  $            0.74
                                             ================== =================    ====================== ==================

Weighted average number of common shares
outstanding during the period -
Diluted EPS                                             33,682            33,187                    33,635             33,007
                                             ================== =================    ====================== ==================


           See accompanying notes to consolidated financial statements


                              EXPRESS SCRIPTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                       Number of Shares                                      Amount
                                       ------------------ -------------------------------------------------------------------------
                                                                                          Foreign
                                       Class A  Class B   Class A   Class B    Additional Currency
                                       Common   Common    Common    Common     Paid-in    Translation Retained    Treasury
(IN THOUSANDS)                         Stock    Stock     Stock     Stock      Capital    Adjustments Earnings    Stock     Total
--------------                        -------- --------- --------- ---------- ---------- ------------ ---------  --------- --------

Balance at December 31, 1997             9,238   7,510   $     93   $   75     $106,901  $       (27) $103,648   $(6,989)   $203,701

Net income for nine months ended
    September 30, 1998                                                                                  30,750                30,750

Foreign currency translation adjustments                                                         (54)                           (54)

Exercise of stock options                   53                                    1,478                                        1,478

Tax benefit relating to employee stock
     options                                -         -        -           -      1,048           -           -          -     1,048
                                       -------- --------- --------  ---------- ---------- ----------  ----------  --------- --------
Balance at September 30, 1998            9,291    7,510   $   95    $      75  $109,427   $     (81)   $134,398   $(6,989)  $236,923
                                       ======== ========= ========  ========== ========== ==========  ==========  ========= ========


           See accompanying notes to consolidated financial statements

                                                       EXPRESS SCRIPTS, INC.
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,

(IN THOUSANDS)                                                                    1998                  1997
                                                                           -------------------   -------------------
Cash flows from operating activities:
    Net income                                                                $        30,750      $         24,385

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                   18,254                 6,924
       Tax benefit relating to employee stock options                                   1,048                 2,855
       Net changes in operating assets and liabilities, net of changes
          resulting from acquisition                                                   49,720               (1,638)
                                                                           -------------------   -------------------
Net cash provided by operating activities                                              99,772                32,526
                                                                           -------------------   -------------------

Cash flows from investing activities:
    Purchases of property and equipment                                              (17,990)              (10,822)
    Acquisition of ValueRX                                                          (460,137)
    Short term investments                                                             57,938               (2,784)
                                                                           -------------------   -------------------
Net cash (used in) investing activities                                             (420,189)              (13,606)
                                                                           -------------------   -------------------

Cash flows from financing activities:
    Net proceeds on long term debt                                                    360,000
    Deferred financing fees                                                           (4,062)
    Other, net                                                                          1,424                 1,611
                                                                           -------------------   -------------------
Net cash provided by financing activities                                             357,362                 1,611
                                                                           -------------------   -------------------

Net increase in cash and cash equivalents                                              36,945                20,531

Cash and cash equivalents at beginning of period                                       64,155                25,211
                                                                           -------------------   -------------------

Cash and cash equivalents at end of period                                   $        101,100       $        45,742
                                                                           ===================   ===================

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Consolidated Balance Sheet at September 30, 1998, the Consolidated Statement of Operations for the three and nine months ended September 30, 1998 and 1997, the Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1998, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1997. Operating results for the three months and nine months ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     On October 12, 1998, the Company announced a two-for-one stock split of its Class A and Class B common stock for stockholders of record on October 20, 1998, effective October 30, 1998. The split was effected in the form of a dividend by issuance of one additional share of Class A common stock for each share of Class A common stock outstanding and one additional share of Class B common stock for each share of Class B common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share have been adjusted for the stock split. The number of shares included in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Stockholders' Equity have been stated on a pre-split basis.

NOTE 3 - ACQUISITION

     On April 1, 1998 the Company acquired all of the outstanding capital stock of Value Health, Inc. and Managed Prescription Network, Inc. (collectively, the "Acquired Entities") from Columbia/HCA Healthcare Corporation ("Columbia") for approximately $460 million in cash (which includes transactions costs of approximately $15 million), approximately $360 million of which was obtained through a five-year bank credit facility and the remainder from the Company's cash balances and short term investments. At closing, the Acquired Entities owned various subsidiaries that now or formerly conducted a pharmacy benefit management ("PBM") business, commonly known as "ValueRx".

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

                    Fair value of assets acquired      $  669,898
                    Cash paid for the capital stock      (460,137)
                                                       -----------
                         Liabilities retained          $  209,761
                                                       ===========

     The following unaudited pro forma information presents a summary of combined results of operations of the Company and the Acquired Entities as if the acquisition had occurred at the beginning of the period presented, along with certain pro forma adjustments to give effect to amortization of goodwill, other intangible assets, interest expense on acquisition debt and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates. Basic and diluted earnings per share have been adjusted for the effect of the stock split on October 30, 1998. (Amounts in thousands, except per share data)



                                                         Nine Months Ended
                                                             September 30,
                                                      1998                 1997
                                                    ---------------------------
    Net revenues                                    $2,396,015       $2,114,328
    Net income                                          30,900           24,233
    Basic earnings per share                              0.93             0.74
    Diluted earnings per share                            0.92             0.73


NOTE 4 - FINANCING

     On April 1, 1998, the Company executed a $440 million credit facility with a bank syndicate led by Bankers Trust Company, consisting of a $360 million term loan facility and an $80 million revolving loan facility. The agreement is for a period of five years and is guaranteed by the Company's domestic subsidiaries other than Practice Patterns Science, Inc. ("PPS"), and Great Plains Reinsurance Company ("Great Plains") and secured by certain of the Company's assets, including pledges of 100% (or, in the case of foreign subsidiaries, 65%) of the capital stock of the Company and its subsidiaries other than PPS and Great Plains. The provisions of this loan require quarterly interest payments and, beginning in April 1999, semi-annual principal payments. The interest rate is based on a spread ("Credit Rate Spread") over several London Interbank Offered Rates ("LIBOR") or base rate options, depending upon the Company's ratio of earnings before interest, taxes, depreciation and amortization to debt. However, the initial spread is fixed at 125 basis points for the first two quarters. The credit agreement contains customary financial covenants, such as interest coverage, leverage, and consolidated net worth. In addition, the Company is required to pay an annual fee of 30 basis points, payable in quarterly installments, on the unused portion of the revolving loan. There were no borrowings at September 30, 1998 under the revolving loan facility.

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
                            ======================

     In conjunction with the credit facility, the Company entered into an interest rate swap with First National Bank of Chicago on April 3, 1998. Under the terms of the interest rate swap, the Company agrees to receive a floating rate of interest on the amount of the term loan facility based on a three month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional amount of the swap amortizes in equal amounts with the principal balance of the term loan. As a result, the Company has, in effect, converted its variable rate term debt to fixed rate debt at 5.88% per annum for the entire term of the term loan, plus the Credit Rate Spread.


NOTE 5 - RESTRUCTURING

     During the quarter ended June 30, 1998, the Company recorded a pre-tax restructuring charge of $1,651,000 ($1,002,000 after taxes) associated with the Company closing the operations of its wholly-owned subsidiary, PhyNet, Inc., and transferring certain functions of its Express Scripts Vision Corporation to another vision care provider. The restructuring charge includes $1,235,000 in impairment write-downs of assets and $416,000 in employee transition costs. As of September 30, 1998, the Company has not incurred any cash expenditures associated with this restructuring. The complete shutdown and transfer of all functions of the Company's managed vision operations occurred on October 1, 1998. Therefore, the Company expects to incur the majority of the restructuring costs during the fourth quarter of 1998.


NOTE 6 - CONTINGENCIES

     As discussed in detail in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange
Commission on August 13, 1998 (the "Second Quarter 10-Q"), when the Company acquired the Acquired Entities and their subsidiaries, several of the entities were party to various legal proceedings, investigations or claims. The effect of these actions on the Company's future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect the consolidated financial position, results of operations or cash flows of the Company. A brief update of the most notable of the proceedings follows:

     As discussed in detail in the Second Quarter 10-Q, Value Health, Inc. ("VHI") and several of its subsidiaries are party to two securities litigation matters, BASH, ET AL. V. VALUE HEALTH, INC., ET AL., No. 3:97cv2711
(JCH)(D.Conn.), and FREEDMAN, ET AL. V. VALUE HEALTH, INC., ET AL., No. 3:95 CV 2038 (JCH)(D.Conn). The two lawsuits, filed in 1995, allege that VHI and certain other defendants made false or misleading statements to the public in connection with VHI's acquisition of Diagnostek, Inc. in 1995. On April 24, 1998, the two lawsuits were consolidated. On August 18, 1998, the plaintiffs moved for class certification. The defendants opposed this motion on September 21, 1998, and the plaintiffs' reply was filed on November 6, 1998. The parties are now awaiting the court's order.

     In connection with the Company's acquisition, Columbia has agreed to defend and hold the Company and its affiliates (including VHI) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

     Effective with the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards Statement 130, "Reporting Comprehensive Income." The Statement requires noncash changes in stockholders' equity be combined with net income and reported in a new financial statement category entitled
"comprehensive income." Other than net income, the only component of comprehensive income for the Company is the change in the foreign currency translation account.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") AND RELEASES ISSUED OR STATEMENTS MADE BY THE COMPANY, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS, INCLUDING AS TO YEAR 2000 ISSUES.

     SUCH FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO: (1) RISKS ASSOCIATED WITH THE CONSUMMATION OF ACQUISITIONS, INCLUDING THE ABILITY TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF ACQUIRED BUSINESSES WITH THE EXISTING OPERATIONS OF THE COMPANY, CLIENT RETENTION AND RISKS INHERENT IN THE ACQUIRED ENTITIES OPERATIONS; (2) HEIGHTENED COMPETITION, INCLUDING INCREASED PRICE
COMPETITION, IN THE PHARMACY BENEFIT MANAGEMENT BUSINESS; (3) THE POSSIBLE TERMINATION OF THE COMPANY'S CONTRACTS WITH CERTAIN KEY CLIENTS OR PROVIDERS;
(4) CHANGES IN PRICING OR DISCOUNT  PRACTICES OF  PHARMACEUTICAL  MANUFACTURERS;
(5) THE ABILITY OF THE COMPANY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS; (6) COMPETITION IN THE BIDDING AND PROPOSAL PROCESS; (7) ADVERSE RESULTS IN CERTAIN LITIGATION AND REGULATORY MATTERS; (8) THE ADOPTION OF ADVERSE LEGISLATION OR REGULATIONS OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS; (9) THE IMPACT OF INCREASES IN HEALTH CARE COSTS AND UTILIZATION PATTERNS; (10) RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW PRODUCTS; (11) RISKS ASSOCIATED WITH THE "YEAR 2000" ISSUE, INCLUDING THE ABILITY OF THE COMPANY TO SUCCESSFULLY CONVERT ITS INFORMATION SYSTEMS AND ITS NON-INFORMATION SYSTEMS, AND THE ABILITY OF ITS VENDORS/TRADING PARTNERS TO SUCCESSFULLY CONVERT THEIR SYSTEMS, TO ACCOMMODATE DATES BEYOND DECEMBER 31, 1999; AND (12) OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE COMMISSION.

     THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


COMPANY OVERVIEW

     The Company is a leading specialty managed care company and believes it is the largest full-service pharmacy benefit management ("PBM") company independent of pharmaceutical manufacturer ownership in North America. The Company provides healthcare management and administration services on behalf of thousands of clients that include health maintenance organizations ("HMO's"), health insurers, third-party administrators, employers and union-sponsored benefit plans. The Company's PBM services are provided to approximately 22.8 million members in the United States and Canada enrolled in health plans sponsored by the Company's clients through numerous networks of retail pharmacies which are under contract by the Company. The largest network includes more than 50,000 retail pharmacies, representing more than 99% percent of all retail pharmacies in the United States. The Company also delivers its PBM services through five mail-order pharmacy service centers owned and operated by the Company. The Company's PBM services include network claims processing, mail-order pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management and medical and drug data analysis services. The Company also provides medical information management services, which include provider profiling and outcome assessments, through its Practice Patterns Science, Inc. ("PPS") subsidiary, infusion therapy services through its IVTx division ("IVTx"), and informed decision counseling services through its Express Health LineSM division.

     Prior to 1998, the Company's growth had primarily been through the generation of sales to new clients, internal growth of the membership base of existing clients, and development and sale of new products and services to existing clients. Future growth will be affected by the Company's continued focus on the above factors, along with acquisitions and alliance opportunities, if any. On April 1, 1998, the Company consummated its first major acquisition by acquiring the PBM operations of Columbia/HCA Healthcare Corporation ("Columbia"), commonly known as ValueRx. Specifically, the Company acquired all of the outstanding capital stock of Value Health, Inc. and Managed Prescription Network, Inc., the sole assets of which at closing were various subsidiaries each now or formerly conducting business as a PBM, including ValueRx Pharmacy Program, Inc., for approximately $460 million in cash, which includes transaction costs of approximately $15 million. The acquisition is being accounted for under the purchase method of accounting. As such, the Company's operating results include those of ValueRx from April 1, 1998. The net assets acquired have been recorded at their estimated fair value, resulting in $313 million of goodwill which is being amortized over 30 years.

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

     As of October 1, 1998, the Company serves approximately 22.8 million members compared to approximately 12.2 million members at September 30, 1997, which represents an increase of 86.9%. The growth in membership is primarily due to the ValueRx acquisition and the Company's continuing ability to attract additional members through internal growth during the third quarter of 1998.


RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT MEMBERSHIP, SHARE AND PER SHARE DATA)

     The following table sets forth certain financial data of the Company for the periods presented as a percentage of net revenue and the percentage change in the dollar amounts of such financial data for the three months ended September 30, 1998 compared to 1997 and the nine months ended September 30, 1998 compared to 1997.


                                    Percentage of Net Revenue                     Percentage Increase (Decrease)
                             ----------------------------------------    -------------------------------------------------
                              Three Months Ended  Nine Months Ended        Three Months Ended          Nine Months Ended
                               September 30,         September 30,        September 30, 1998 Over  September 30, 1998 Over
                             ------------------    ------------------
                              1998      1997        1998      1997                1997                      1997
                             --------  --------    --------  --------    -----------------------   -----------------------
Net revenues:
Unrelated clients              98.6%     82.8%       92.7%     83.1%                     200.5%                    151.1%
Related clients (1)             1.4%     17.2%        7.3%     16.9%                    (78.8%)                    (2.4%)
                             ==================    ==================
Total net revenues            100.0%    100.0%      100.0%    100.0%                     152.3%                    125.1%
                             ==================    ==================

Cost and expenses:
Cost of revenues               91.5%     91.2%       91.7%     91.1%                     153.3%                    126.5%
Selling, general and
administrative                  5.4%      4.9%        5.1%      4.8%                     173.9%                    136.6%
Corporate restructuring
expense                            -      -           0.1%      -                           nm                        nm
                             ------------------    ------------------
                               96.9%     96.1%       96.9%     95.9%                     154.3%                    127.2%
                             ------------------    ------------------

Operating Income                3.1%      3.9%        3.1%      4.1%                     103.5%                     74.6%

Other income(expense), net     (0.6%)     0.5%       (0.4%)     0.4%                   (423.9%)                  (297.5%)
                             ------------------    ------------------
Income before income taxes      2.5%      4.4%        2.7%      4.5%                      44.7%                     36.3%
Provision for income taxes      1.1%      1.7%        1.2%      1.7%                      65.6%                     52.4%
                             ==================    ==================
Net Income                      1.4%      2.7%        1.5%      2.8%                      31.2%                     26.1%
                             ==================    ==================

nm = not meaningful
(1)  Related clients consist of NYLCare Health Plans, Inc., and its subsidiaries ("NYLCare"), wholly-owned subsidiaries of New
York Life Insurance Company ("NYL"), which were sold to Aetna U.S. Healthcare, Inc. ("Aetna"), an unrelated party, on July 15,
1998.  See "Other Matters" below.

NET REVENUES

     Net revenues for PBM services for the third quarter of 1998 and the first nine months of 1998 increased $482,275, or 156.5%, and $1,089,793, or 128.2%, compared to the third quarter of 1997 and the first nine months of 1997, respectively. The increases are primarily due to increased membership resulting from the acquisition of ValueRx and, to a lesser extent, to the Company's ability to retain existing clients and attract new clients. The increased membership base resulted in the number of pharmacy claims processed (which includes network pharmacy claims and mail order pharmacy claims at their network pharmacy claims equivalent) increasing 73.5% and 56.0% from the third quarter of 1997 and from the first nine months of 1997, respectively.

     The average net revenue per pharmacy claim (which includes network pharmacy claims and mail order pharmacy claims at their network pharmacy claims equivalent) increased 46.9% and 45.7% from the third quarter of 1997 and from the first nine months of 1997, respectively. The increases are primarily due to the following factors: (1) a larger number of customers using retail pharmacy networks established by the Company rather than retail pharmacy networks established by the Company's customers; (2) higher drug ingredient costs resulting from changes in therapeutic mix and dosage, increases in product acquisition costs for existing drugs, and new drugs introduced into the marketplace; and (3) the termination of mail order "inventory replacement programs" maintained for two large clients during the first four months of 1997 (affects only the nine month comparison). Increases in revenue from these factors were partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     When customers use one of the Company's retail pharmacy networks, the drug ingredient cost, the dispensing fee and the Company's administrative fee are recorded as revenue, and the resulting cost is recorded in cost of revenue. For customers that contract their own retail pharmacy network, the Company records only its administrative fees as revenue. The number of customers using retail pharmacy networks established by the Company was significantly enhanced beginning in the second quarter of 1998 due to the acquisition of ValueRx, as substantially all ValueRx customers use the retail pharmacy networks established by ValueRx. As a result of this shift, gross margin percentages are reduced but the amount of the gross margin is not materially affected.

     Under the inventory replacement programs offered in 1997, the customer provided drug inventory to replenish drugs used by the Company to fill mail service prescriptions for members of the customer's plan and the Company included only its dispensing fee as net revenue. For the first nine months of 1998, all mail pharmacy clients utilized the Company's standard program in which the Company purchases the inventory used to fill the prescriptions and, therefore, includes the ingredient cost as well as the dispensing fee in net revenue. This change had the effect of increasing both revenue and cost of revenue during the first nine months of 1998 compared to 1997, but there was no significant effect on the Company's reported gross margin during the first nine months of 1998 from the conversion to the standard program.

     As of July 15, 1998, NYLCare was sold to Aetna and is no longer a related party to the Company. Therefore, only 1.3% of the third quarter 1998 net revenues from PBM services were from services provided to members of HMO's owned or managed by NYLCare or insurance policies administered by NYLCare, while it was a wholly-owned subsidiary of NYL. For the first nine months of 1998, the Company derived 6.8% of its net revenues from PBM services from services provided to members of HMO's owned or managed by NYLCare or insurance policies administered by NYLCare, while it was a wholly-owned subsidiary of NYL

     Net revenues for non-PBM services for the third quarter of 1998 and the first nine months of 1998 increased $5,107, or 43.5%, and $13,852, or 42.9%, compared to the third quarter of 1997 and the first nine months of 1997, respectively. The increases are primarily due to the continued growth in the number of members and/or clients who receive these services and the Company's ability to develop new products and services. Of the Company's net revenues for non-PBM services, 7.3% and 31.9% was for services provided to members of HMO's owned or managed by NYLCare or insurance policies administered by NYLCare, while it was a wholly-owned subsidiary of NYL, during the third quarter of 1998 and the first nine months of 1998, respectively.

COST OF REVENUES

     Cost of revenues for PBM services for the third quarter of 1998 and the first nine months of 1998 increased $443,039, or 156.6%, and $1,006,083, or 128.9%, compared to the third quarter of 1997 and the first nine months of 1997, respectively. As a percentage of PBM services net revenue, cost of revenues for the third quarter of 1998 remained level compared to the third quarter of 1997. For the first nine months of 1998, the cost of revenue as a percentage of PBM services net revenue increased 0.3 percentage points over the first nine months of 1997. The stabilization of the gross margin during the third quarter was primarily due to the Company generating revenue from complementary PBM services, such as medical and drug data analysis, that provide higher gross margins. For the first nine months of 1998, the gross margin decreased primarily due to (1) the shift towards pharmacy networks established by the Company, as opposed to those established by its clients, (2) higher drug ingredient costs, (3) the shift in the mix of pharmacy claims processed, as mail-order pharmacy claims represented a higher percentage of total pharmacy claims processed (historically, the gross margin, as a percentage of the respective net revenue for mail-order pharmacy services has been lower than for network pharmacy services, but the actual gross margin per claim is higher than the gross margin per claim for network pharmacy claims; as the Company's mail order volume increases, the differential between the gross margins, expressed as a percentage of respective net revenues, should decrease), and (4) termination of the inventory replacement programs, as discussed above for "Net Revenues", along with the lower gross margins realized from the large employer market segment, due to the highly competitive nature of that segment.

     Cost of revenues for non-PBM services for the third quarter of 1998 and the first nine months of 1998 increased $3,915, or 45.2%, and $10,717, or 45.6%, compared to the third quarter of 1997 and the first nine months of 1997, respectively. The increases are primarily due to costs related to the continued expansion of these operations and a change in the product mix sold during the third quarter of 1998 and first nine months of 1998.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the third quarter of 1998 and the first nine months of 1998 increased $27,396, or 173.9%, and $58,456, or 136.6%, compared to the third quarter of 1997 and the first nine months of 1997, respectively. As a percentage of total net revenues, selling, general and administrative expenses increased 0.5 percentage points for the third quarter of 1998 over the third quarter of 1997 and 0.3 percentage points for the first nine months of 1998 over the first nine months of 1997. The increases are primarily attributable to the ValueRx acquisition (including amortization of goodwill and other intangible assets associated with the ValueRx acquisition, and expenses associated with the integration of ValueRx) and the additional expenditures required to expand the operational and administrative support functions to enhance management of the pharmacy benefit.

     Subsequent to the acquisition of ValueRx, the Company undertook the integration of ValueRx in an effort to reduce operating costs as a percentage of sales, excluding depreciation and amortization expense. During the third quarter, the Company continued to meet its integration goals by combining existing contracts and contracting procedures related to both suppliers and providers, implementing financial reporting systems and completing a systems integration plan for all other systems, including knowledge systems, claims adjudication and mail service systems, and consolidating financial operations. Integration goals for the fourth quarter of fiscal 1998 include the implementation of a new sales and marketing program for enhanced PBM services and continuing the integration of the computer platforms and systems applications. Except for certain systems development costs, the Company is expensing integration costs as incurred.

     Excluding depreciation and amortization of $6,224 and $1,232 for the third quarter of 1998 and 1997, respectively, and $12,511 and $3,293 for the first nine months of 1998 and 1997, respectively, selling, general and administrative expenses, as a percentage of total net revenues, remained constant.

CORPORATE RESTRUCTURING EXPENSES

     On June 17, 1998, the Company announced that it had reached an agreement with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation, pursuant to which Cole will provide certain vision care services for the Company's clients and their members. The agreement enables the Company to focus on its PBM business while still offering a vision care service to its members by transferring certain functions performed by its Express Scripts Vision Corporation to Cole, effective September 1, 1998. In conjunction with the agreement, the Company also announced plans to close the operations of its wholly-owned subsidiary, PhyNet, Inc. As a result, the Company recorded a one-time restructuring charge of $1,651, comprised of asset write-downs of $1,235 and expected employee transition cash payments of $416. As of September 30, 1998, the Company has not incurred any cash expenditures associated with this restructuring. The complete shutdown and transfer of all functions of the Company's managed vision operations occurred on October 1, 1998. Therefore, the Company expects to incur the majority of the restructuring costs during the fourth quarter of 1998.

OTHER INCOME (EXPENSE)

     For the third quarter of 1998 and the first nine months of 1998, the Company recorded net other expenses of $5,118 and $8,110, compared to net other income of $1,580 and $4,106, for the third quarter of 1997 and the first nine months of 1997, respectively. The movement to other expense from other income is due to the Company incurring interest expense totaling $13,775 during the second and third quarters of 1998 related to the acquisition debt.

PROVISION FOR INCOME TAXES

     The provision for income taxes for the third quarter of 1998 and the first nine months of 1998 was $9,201 and $23,738 compared to $5,556 and $15,580 for the third quarter of 1997 and the first nine months of 1997, respectively. The effective tax rate increased to 44.9% for the third quarter of 1998 compared to 39.2% for the third quarter of 1997. For the first nine months of 1998, the effective tax rate increased to 43.6% compared to 39.0% for the same period in 1997. The increases in the effective tax rate is primarily due to the addition of non-deductible goodwill and other intangible assets amortization expense derived from the ValueRx acquisition. It is expected that the effective tax rate will slowly decline as the Company's operating growth continues.

NET INCOME

     As a result of the foregoing, net income for the third quarter ended and the nine months ended September 30, 1998, increased $2,690, or 31.2%, and $6,365, or 26.1%, compared to the same periods in 1997. Excluding the after-tax one-time restructuring charge for the managed vision business, net income for the nine months ended September 30, 1998 increased $7,367, or 30.2%, compared to 1997.

EARNINGS PER SHARE

     For the third quarter of 1998, the Company reported basic earnings per share of $0.34 compared to $0.26 in 1997, a 30.8% increase. The weighted average number of shares used in the calculation was 33,121,000 in 1998 and 32,800,000 in 1997. Diluted earnings per share was $0.34 in the third quarter of 1998 compared to $0.26 in 1997, a 30.8% increase. The weighted average number of shares used in the calculation was 33,682,000 in 1998 and 33,187,000 in 1997.

     For the first nine months of 1998, the Company reported basic earnings per share of $0.93 compared to $0.75 in 1997, a 24.0% increase. The weighted average number of shares used in the calculation was 33,091,000 in 1998 and 32,624,000 in 1997. Diluted earnings per share was $0.91 in the first nine months of 1998 compared to $0.74 in 1997, a 23.0% increase. The weighted average number of shares used in the calculation was 33,635,000 in 1998 and 33,007,000 in 1997.

     On October 12, 1998, the Company announced a two-for-one stock split of its Class A and Class B common stock for stockholders of record on October 20, 1998, effective October 30, 1998. The split was effected in the form of a dividend by issuance of one additional share of Class A common stock for each share of Class A common stock outstanding and one additional share of Class B common stock for each share of Class B common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share have been adjusted for the stock split.

     Excluding the after-tax one-time restructuring charge for the managed vision business, basic earnings per share and diluted earnings per share for the first nine months of 1998 would have been $0.96 and $0.94, or an increase of 28.0% and 27.0%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company continued to generate significant cash flow from operations. During the first nine months of 1998 the Company generated $99,772 of cash flow from operations compared to $32,526 for the same period in 1997. This cash generation includes the operations of ValueRx after April 1, 1998 and is the result of management's continued emphasis on the collection of accounts receivable balances, the management of inventories, and the management of payables to vendors and retail pharmacy providers. Management expects to fund its future anticipated capital expenditures, debt service, integration costs, Year 2000 costs, and other normal operating cash needs primarily with operating cash flow.

     During the first quarter of 1998, the Company negotiated a $440,000 credit facility with a bank syndicate led by Bankers Trust Company. The five-year agreement became effective April 1, 1998, and includes a $360,000 term loan facility and an $80,000 revolving loan facility; the term loan proceeds were utilized to consummate the acquisition of ValueRx from Columbia on April 1, 1998. The agreement is guaranteed by the Company's domestic subsidiaries other than PPS, and Great Plains Reinsurance Company ("Great Plains") and secured by certain of the Company's assets, including pledges of 100% (or, in the case of foreign subsidiaries, 65%) of the capital stock of the Company and its subsidiaries other than PPS and Great Plains. The provisions of this credit facility require quarterly interest payments and, beginning in April 1999, semi-annual principal payments of $27,000 increasing to $36,000 in April 2000, to $45,000 in April 2001, and to $48,000 in April 2002. The interest rate is based on a spread (the "Credit Rate Spread") over several London Interbank Offered Rates or base rate options, depending upon the Company's ratio of earnings before interest, taxes, depreciation and amortization to debt. However, the initial spread is fixed at 125 basis points for the first two quarters. The credit agreement also contains customary financial covenants, such as interest coverage, leverage, and consolidated net worth. In addition, the Company is required to pay an annual fee of 30 basis points, payable in quarterly installments, on the unused portion of the revolving loan. As a result of the new credit agreement, the Company canceled its $25,000 line of credit with Mercantile Bank of St. Louis on March 31, 1998.

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

     As of September 30, 1998, the Company had repurchased a total of 237,500 (pre-split basis) shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996, although no repurchases occurred during the first nine months of 1998. The Company's Board of Directors approved the repurchase of up to 850,000 (pre-split basis) shares, and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions, subject to certain restrictions in the credit agreement described above.

     The Company has reviewed and currently intends to continue to review potential acquisitions and affiliation opportunities. The Company believes that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. The Company consummated the acquisition of ValueRx on April 1, 1998; however, there can be no assurance the Company will make other acquisitions or affiliations in 1998 or thereafter.


OTHER MATTERS

     On March 16, 1998, the Company announced that, in connection with the consummation of the sale by NYL of NYLCare to Aetna (which occurred on July 15, 1998), the Company and Aetna had reached an agreement to extend the Company's HMO PBM services and infusion therapy services agreements through December 31, 2003. The existing PBM contract pricing is effective through December 31, 1999, and thereafter certain pricing adjustments (which the Company believes reflect an appropriate market price) will be instituted for the year 2000 and subsequent periods. The agreement between Aetna and the Company provides that the Company will continue providing PBM services to 1.4 million HMO members through 2003, which is comparable to the NYLCare HMO membership base served by the Company prior to the Aetna acquisition. The infusion therapy agreements are extended under their current terms until December 31, 2000, and thereafter limited price adjustments may take effect under certain circumstances. The existing agreements for managed vision care and informed decision counseling will continue until December 31, 1999. The Company will also continue to provide PBM services to members of the NYLCare indemnity programs until such members are converted to new health insurance policies. In connection with the Aetna arrangement, the Company and NYL have reached an agreement in principle whereby NYL may make certain transition-related payments to the Company in 1999. This agreement is subject to the approval of the Audit Committee of the Company's Board of Directors. The overall impact of this arrangement on earnings per share is not expected to be material in 1998 or 1999.

     Effective with the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards Statement 130, "Reporting Comprehensive Income." The Statement requires noncash changes in stockholders' equity be combined with net income and reported in a new financial statement category entitled
"comprehensive income." Other than net income, the only component of comprehensive income for the Company is the change in the foreign currency translation account.

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


YEAR 2000

     The Company's operations rely heavily on information systems technology. In 1995, the Company began addressing the "Year 2000" issue which, in short, refers to the inability of certain computer systems to properly recognize calendar dates beyond December 31, 1999. This arises as a result of systems having been programmed with two-digits rather than four-digits to define the applicable year in order to conserve computer storage space, reduce the complexity of calculations and produce better performance. The two-digit system may cause computers to interpret the year "00" as "1900" rather than as "2000", which may cause system failures or produce incorrect results when dealing with date-sensitive information beyond the year 1999.

     The Company formed a Year 2000 task force to address this issue, which has performed a self-assessment and developed a compliance plan that addresses (i) internally developed application software, (ii) vendor developed application software, (iii) operating system software, (iv) utility software, (v) vendor/trading partner-supplied files, (vi) externally provided data or transactions, (vii) non-information technology devices that are material to the Company's business, and (viii) adherence to applicable industry standards.
Progress  in  each  area  is  monitored   and   management   reports  are  given
periodically.

     The Company has various applications and operating systems that are considered critical to its operations. Approximately 75% of these systems are in the process of being tested in an integrated environment by the Company for Year 2000 compliance and are expected to be fully tested by December 31, 1998. The remaining systems will either (i) be tested, if necessary, and modified as required to be compliant during the fourth quarter of 1998 and the first quarter of 1999, or (ii) information residing on such systems will be integrated into a Year 2000 compliant operating system (as outlined in the Company's integration plans discussed above). Testing of the applications and operating systems includes the adjudication process (retail network, mail order and member submit), the eligibility process, the billing and remittance process, the communication process and the reporting process (batch and on-line), including financial reporting. In addition, since 1995, all new internally developed software has been developed to be Year 2000 compliant and will be tested during the remainder of 1998 and 1999.

     The Company has sent out approximately 1,500 letters to critical vendor/trading partners requesting a status regarding their Year 2000 compliance. The Company has received responses for approximately 30% of the letters sent with the majority of the vendor/trading partners responding that they are currently addressing the Year 2000 issue and expect to be compliant. The Company expects to send a second request to the vendor/trading partners that have not responded during the fourth quarter of 1998. In addition, the Company expects to receive periodic updates from the vendor/trading partners.

     The Company has also contacted several hundred clients and several thousand pharmacies whose computer systems appear to the Company not to be Year 2000 compliant in an effort to increase awareness of the problem and minimize or eliminate any disruption in data transfer activity between such parties and the Company. The Company has developed date "windowing" logic which it believes will address various issues concerning retail pharmacies and clients with noncompliant systems.

     In addressing the Year 2000 issue, the Company will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. The Company does not believe the costs associated with addressing the Year 2000 issue, which are being expensed as incurred, are materially greater than the normal recurring costs associated with systems development and maintenance. To date, these costs have not had a material adverse effect on the Company's results of operations or financial condition, and are not expected to have a material adverse effect on the Company's future results of operations or financial condition.

     The Company believes that, with appropriate modifications to existing computer systems, updates by vendors and trading partners, and conversion to new software in the ordinary course of its business, the Year 2000 issue will not pose significant operational problems for the Company. However, if the above described conversions are not completed in a proper and timely manner by all affected parties, or if the Company's logic for communicating with noncompliant systems is ineffective, the Year 2000 issue could result in material adverse operational and financial consequences to the Company, and there can be no assurance that the Company's efforts, or those of vendors and trading partners (who are beyond the Company's control), to address the Year 2000 issue, will be successful.

     The Company is in the process of formalizing its contingency plans to address potential risks, including risks of vendor/trading partner noncompliance, as well as noncompliance of any of the Company's material operations. However, the formalization of the contingency plans is an ongoing process as the Company completes its testing and receives updates from vendor/trading partners. In addition, there can be no assurance that the Company's contingency plans will successfully address all potential circumstances or consequences, if any.


IMPACT OF INFLATION

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenues and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not had a significant adverse affect on the Company.


                           PART II. OTHER INFORMATION


Item  1.  LEGAL  PROCEEDINGS.

     As discussed in detail in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 13, 1998 (the "Second Quarter 10-Q"), the Company acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("VHI"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from Columbia HCA/HealthCare Corporation ("Columbia") and its affiliates on April 1, 1998 (the "Acquisition"). VHI, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on the Company's future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect the consolidated financial position, results of operations or cash flows of the Company. A brief update of the most notable of the proceedings follows:

     As discussed in detail in the Second Quarter 10-Q, VHI and several of its subsidiaries are party to two securities litigation matters, BASH, ET AL. V. VALUE HEALTH, INC., ET AL., No. 3:97cv2711 (JCH)(D.Conn.), and FREEDMAN, ET AL.
V. VALUE HEALTH, INC., ET AL., No. 3:95 CV 2038 (JCH)(D.Conn). The two lawsuits, filed in 1995, allege that VHI and certain other defendants made false or misleading statements to the public in connection with VHI's acquisition of Diagnostek, Inc. in 1995. On April 24, 1998, the two lawsuits were consolidated. On August 18, 1998, the plaintiffs moved for class certification. The defendants opposed this motion on September 21, 1998, and the plaintiffs' reply was filed on November 6, 1998. The parties are now awaiting the court's order.

     In connection with the Acquisition, Columbia has agreed to defend and hold the Company and its affiliates (including VHI) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.


Item 5. OTHER INFORMATION.

     In accordance with the amended Bylaws of the Company, a stockholder who at any annual meeting of stockholders of the Company intends to nominate a person for election as a director or present a proposal must so notify the Secretary of the Company, in writing, describing such nominee(s) or proposal and providing information concerning such stockholder and the reasons for and interest of such stockholder in the proposal. Generally, to be timely, such notice must be received by the Secretary during the 30 day period that ends 90 days before the anniversary of the prior years' annual meeting. The Company's last annual meeting was held May 27, 1998, so any such notice must be received between January 27, 1999 and February 26, 1999 to be considered timely for purposes of the 1999 Annual Meeting. Any person interested in making such a nomination or proposal should request a copy of the relevant Bylaw provisions from the Secretary of the Company. These time periods also apply in determining whether notice is timely for purposes of rules adopted by the Securities and Exchange Commission relating to exercise of discretionary voting authority, and are separate from and in addition to the Securities and Exchange Commission's requirements that a stockholder must meet to have a proposal included in the Company's proxy statement. Stockholder proposals intended to be presented at the 1999 Annual Meeting must be received by the Company no later than December 24, 1998, in order to be eligible for inclusion in the Company's proxy statement and proxy relating to that meeting. Upon receipt of any proposal, the Company will determine whether to include such proposal in accordance with regulations governing the solicitation of proxies.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.  See Index to Exhibits on page 28.

         (b)      REPORTS ON FORM 8-K.

                  (i)      On July 20, 1998, the Company filed a
                           Current Report on Form 8-K regarding a press release issued on behalf of the Company concerning the restructuring of its managed vision operations.

                  (ii) On August 5, 1998, the Company filed a Current Report on Form 8-K regarding a press release issued on behalf of the Company concerning its second quarter 1998 financial performance.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXPRESS SCRIPTS, INC.
                                   (Registrant)

Date:    November 12, 1998           By:  /s/ Barrett A. Toan
                                           Barrett A. Toan, President and
                                           Chief Executive Officer

Date:    November 12, 1998           By:   /s/ George Paz
                                           George Paz, Senior Vice
                                           President and Chief
                                           Financial Officer



                                INDEX TO EXHIBITS

            (Express Scripts, Inc. - Commission File Number 0-20199)

EXHIBIT
NUMBER  EXHIBIT

2.1 Stock Purchase Agreement by and among Columbia/HCA Healthcare Corporation, VH Holdings, Inc., Galen Holdings, Inc. and Express Scripts, Inc., dated as of February 19, 1998, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed March 2, 1998 (all Schedules, other than those relating to the calculation of the Purchase Price [as defined therein] are omitted from this filing, but will be filed with the Commission supplementally upon request).

2.2 First Amendment to Stock Purchase Agreement by and among Columbia/HCA Healthcare Corporation, VH Holdings, Inc., Galen Holdings, Inc. and Express Scripts, Inc., dated as of March 31, 1998, and related Exhibits incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed April 14, 1998 (all Exhibits are omitted from this filing, but will be filed with the Commission supplementary upon request).

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

3.3*    Second Amended and Restated Bylaws, as amended.

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration Statement.

10.1* Lease Extension and Amendment Agreement dated as of July 24, 1998, between Faith A. Griefen and ValueRX Pharmacy Program, Inc., an indirect subsidiary of the Company.

10.2* Office Lease dated as of August 14, 1998 by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company.

10.3* Seventh Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company.

10.4* Eighth Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company.

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).

*   Filed herein.