Form 10-K
period 1998-12-31
EXPRESS SCRIPTS INC
filed 1999-03-29
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

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
  (State or other jurisdiction                  (I.R.S. employer identification
   of incorporation or organization)                   no.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates as of March 1, 1999, was $1,207,562,195 based on 18,158,830 such shares held on such date by non-affiliates and the last sale price for the Class A Common Stock on such date of $66.50 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant and NYLIFE HealthCare Management, Inc. are affiliates of the Registrant.

Common stock outstanding as of March 1, 1999:   18,206,130  Shares Class A
                                                15,020,000  Shares Class B

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference portions of the definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1998.


                                     PART I

                                   THE COMPANY

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     INFORMATION THAT WE HAVE INCLUDED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, AND INFORMATION THAT MAY BE CONTAINED IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") AND OUR PRESS RELEASES OR OTHER PUBLIC STATEMENTS, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS, INCLUDING AS TO YEAR 2000 ISSUES.

     OUR FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO:

     -RISKS ASSOCIATED WITH THE CONSUMMATION OF ACQUISITIONS, INCLUDING THE ABILITY TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF ACQUIRED BUSINESSES WITH OUR EXISTING OPERATIONS, CLIENT RETENTION ISSUES, AND RISKS INHERENT IN THE ACQUIRED ENTITIES OPERATIONS

     -RISKS  ASSOCIATED  WITH OBTAINING  FINANCING AND CAPITAL

     -RISKS  ASSOCIATED WITH OUR ABILITY TO MANAGE  GROWTH  COMPETITION

     -INCLUDING PRICE COMPETITION, COMPETITION IN THE BIDDING AND PROPOSAL PROCESS AND OUR ABILITY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS

     -THE  POSSIBLE  TERMINATION  OF  CONTRACTS  WITH  CERTAIN  KEY  CLIENTS  OR
PROVIDERS

     -THE POSSIBLE TERMINATION OF CONTRACTS WITH CERTAIN KEY MANUFACTURERS, OR CHANGES IN PRICING, DISCOUNT, REBATE OR OTHER PRACTICES OF PHARMACEUTICAL MANUFACTURERS

     -ADVERSE RESULTS IN LITIGATION

     -ADVERSE RESULTS IN REGULATORY MATTERS, THE ADOPTION OF ADVERSE LEGISLATION OR REGULATIONS, MORE AGGRESSIVE ENFORCEMENT OF EXISTING LEGISLATION OR
REGULATIONS, OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS

     -DEVELOPMENTS IN THE HEALTH CARE INDUSTRY, INCLUDING THE IMPACT OF INCREASES IN HEALTH CARE COSTS, CHANGES IN DRUG UTILIZATION PATTERNS AND INTRODUCTIONS OF NEW DRUGS

     -RISKS ASSOCIATED WITH THE "YEAR 2000" ISSUE

     -DEPENDENCE ON KEY MEMBERS OF MANAGEMENT

     -OUR RELATIONSHIP WITH NEW YORK LIFE INSURANCE COMPANY, WHICH POSSESSES VOTING CONTROL OF THE COMPANY

     -OTHER RISKS DESCRIBED FROM TIME TO TIME IN OUR FILINGS WITH THE SEC

     THESE AND OTHER RELEVANT FACTORS, INCLUDING ANY OTHER INFORMATION INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, AND INFORMATION THAT MAY BE CONTAINED IN OUR OTHER FILINGS WITH THE SEC, SHOULD BE CAREFULLY CONSIDERED WHEN REVIEWING ANY FORWARD-LOOKING STATEMENT. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FAILURE TO INTEGRATE VALUERX AND DPS COULD ADVERSELY AFFECT OUR BUSINESS

     On April 1, 1998,  we completed  our first major  acquisition  by acquiring
ValueRx, the pharmacy benefit management ("PBM") business of Columbia/HCA Healthcare Corporation, for approximately $460 million in cash. This transaction significantly increased our membership base and the complexity of our operations. In the second quarter of 1999, we expect to complete our acquisition of Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc. (collectively, "DPS") from SmithKline Beecham Corporation and one of its affiliates for $700 million in cash. Consummation of the transaction is subject to customary closing conditions, and we cannot provide any assurance that all such conditions will be satisfied such that the transaction may be consummated. If consummated, the transaction will approximately double our membership base and further increase the complexity of our operations. In light of both acquisitions, we have developed and, in the case of ValueRx, begun to implement, an integration plan to address items such as:

     -retention of key employees
     -consolidation of administrative and other duplicative functions -coordination of sales, marketing, customerservice and clinical functions -systems integration
     -new product and service development
     -client retention and other items

     While we have achieved many of our integration goals to date with respect to the acquisition of ValueRx, certain significant integration challenges remain, including the complete integration of our information technology systems. We cannot provide any assurance that our integration plan will successfully address all aspects of our operations, or that we will continue to achieve our integration goals. In the case of DPS, we cannot provide any assurance that our integration plan will address all relevant aspects of DPS's business or that we will be able to implement our integration plan successfully. In addition, we assumed a certain level of client retention when deciding to purchase ValueRx and DPS. Many clients have relatively short-term contracts, and we cannot provide any assurance that we will be able to achieve our client retention targets. Finally, although we conducted an extensive investigation in evaluating our acquisitions of ValueRx and DPS, it is possible that we failed to uncover or appropriately address material problems with ValueRx's or DPS's operations or financial condition, or failed to discover contingent liabilities. Any of the foregoing could materially adversely affect our results of operations or financial condition.

FAILURE TO OBTAIN FINANCING OR CAPITAL COULD ADVERSELY AFFECT OUR BUSINESS

     Our ability to consummate the DPS transaction is dependent upon, among other things, our securing financing of approximately $1.1 billion, consisting of an $800 million term loan facility and a $300 million revolving credit facility, for which we have obtained a commitment from Credit Suisse First Boston ("CSFB"). This new credit facility is intended to replace our existing $440 million facility with Bankers Trust Company. The commitment for this new facility is, however, subject to various conditions, which we believe are customary for transactions of this kind, but we cannot provide any assurance that all such conditions will be satisfied so that this credit facility can be funded. We have also obtained a commitment from CSFB for a $150 million bridge loan which may be needed to facilitate the closing of the acquisition. This commitment is also subject to various conditions, which we again believe are customary for transactions of this kind. However, we cannot provide any assurance that all such conditions will be satisfied so that this bridge loan facility will be funded.

     We have  recently  filed  a  registration  statement,  which  has not  been declared effective, with the SEC for a proposed primary offering of approximately $350 million of Class A Common Stock. The proceeds of this offering, which will be made only by means of a prospectus, would be used to retire the bridge loan, if funded, and repay a portion of the debt outstanding under the new credit facility, assuming it is also funded. Our ability to complete the stock offering is subject to investors' willingness to purchase the shares and other typical market risks, which we cannot control, as well as the success of the Company. We cannot, therefore, provide any assurance that we will be able to successfully complete this offering, and if we fail to complete the offering as planned, our financial condition and future operating results could be materially adversely affected. Again, a registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. Once the registration statement has been declared effective, a prospectus meeting the requirements of Section 10 of the Securities Exchange Act of 1933, as amended, may be obtained by contacting Thomas M. Boudreau, Esq., Express Scripts, Inc., 14000 Riverport Drive, Maryland Heights, Missouri 63043.

FAILURE TO MANAGE AND MAINTAIN INTERNAL GROWTH COULD ADVERSELY AFFECT OUR
BUSINESS

     We have experienced rapid internal growth over the past several years. Our ability to effectively manage and maintain this internal growth will require that we continue to improve our financial and management information systems as well as identify and retain key personnel. We can provide no assurance that we will successfully meet these requirements or that we will have access to sufficient capital to do so. Our internal growth is also dependent upon our ability to attract new clients and achieve growth in the membership base of our existing clients. If we are unable to continue our client and membership growth, our results of operations and financial position could be materially adversely affected.

THE PBM INDUSTRY IS VERY COMPETITIVE

     Pharmacy benefit management is a very competitive business. Our competitors include several large and well-established companies which may have greater financial, marketing and technological resources than we do. One major competitor in the PBM business, Merck-Medco Managed Care, L.L.C., is owned by Merck & Co., Inc., a large pharmaceutical manufacturer. Another major competitor, PCS, Inc., is owned by Rite-Aid Corporation, a large retail pharmacy chain. Both of these competitors may possess purchasing or other advantages over us by virtue of their ownership. Consolidation in the PBM industry may also lead to increased competition among a smaller number of large PBM companies. Competition may also come from other sources in the future, including from Internet-based providers such as Drugstore.com. We cannot predict what effect, if any, these new competitors may have on the marketplace or on our business.

     Over the last several years intense competition in the marketplace has caused many PBMs, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from drug manufacturers with clients. This combination of lower pricing and increased revenue sharing has caused our operating margins to decline (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). We expect to continue marketing our services to larger clients, who typically have greater bargaining power than smaller clients. This might create continuing pressure on our margins. We can give no assurance that new services provided to these clients will fully compensate for these reduced margins.

FAILURE TO RETAIN KEY CLIENTS AND NETWORK PHARMACIES COULD ADVERSELY AFFECT
                                  OUR BUSINESS

     We currently provide PBM services to approximately 8,500 clients. Our acquisitions have diversified our client base and reduced our dependence on any single client. After giving effect to the pending DPS acquisition, our top 10 clients, measured as of January 1, 1999, but excluding United HealthCare Corporation, represent approximately 27% of our total membership base, but no single client would, on a combined pro forma basis, represent more than approximately 6% of our membership base. Our contracts with clients generally do not have terms of longer than three years and in some cases are terminable by either party on relatively short notice. Our larger clients generally distribute requests for proposals and seek bids from other PBM providers in advance of the expiration of their contracts. If several of these large clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and some of our managed care clients could be acquired by another party that is not our client. In such case, the likelihood such client would renew its PBM contract with us could be reduced.

     Assuming consummation of the pending DPS acquisition, United HealthCare Corporation will be our largest client, with approximately 10.5 million members. DPS's contract with United HealthCare will expire on May 24, 2000, and United HealthCare has indicated it will be moving to another provider at that time. In our financial analysis of the DPS acquisition, we assumed United HealthCare would not renew its contract. However, the termination of this contract may still materially adversely affect our business and results of operations.

     Our largest national provider network consists of more than 52,000 retail pharmacies, which represent more than 99% of the retail pharmacies in the United States. However, the top 10 retail pharmacy chains represent approximately 41% of the 52,000 pharmacies, with these pharmacy chains representing even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies are generally terminable by either party on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our business could be materially adversely affected. In addition, Rite-Aid Corporation recently acquired one of our major PBM competitors, PCS, Inc. Other large pharmacy chains either own PBMs today or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our business and results of operations.

LOSS OF CERTAIN RELATIONSHIPS WITH PHARMACEUTICAL MANUFACTURERS COULD ADVERSELY
                               AFFECT OUR BUSINESS

     We maintain contractual relationships with numerous pharmaceutical manufacturers which provide us with discounts, rebates or formulary fees. We also provide various services for, or services which are funded by, pharmaceutical manufacturers. These services include compliance, therapy management and market research programs. These arrangements are generally terminable by either party on relatively short notice. If several of these arrangements are terminated or materially altered by the pharmaceutical manufacturers, our business could be materially adversely affected. In addition, discounts, rebates and formulary programs, as well as some of the services we provide to the pharmaceutical manufacturers, have been the subject of debate in federal and state legislatures and various other public forums. We cannot predict the effect of any changes in existing laws or regulations or in their interpretations, or the adoption of new laws or regulations, on our relationships with pharmaceutical manufacturers.

     Patents covering many brand name drugs that currently have substantial market share will expire over the next several years, and generic drugs will be introduced at prices that may substantially reduce the market share of these brand name drugs. Unlike brand name drug manufacturers, manufacturers of generic drugs do not generally offer incentive payments on their drugs to PBMs in the form of discounts, rebates or formulary fees and programs. Although we expect new drugs with patent protection to be introduced in the future, we can provide no assurance such drugs will capture a significant share of the market such that our incentive payment revenues will not be reduced.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY LITIGATION

     Since 1993, retail pharmacies have filed over 100 separate lawsuits against drug manufacturers, wholesalers and certain PBMs, challenging brand name drug pricing practices under various state and federal antitrust laws. The plaintiffs alleged, among other things, that the manufacturers had offered, and certain PBMs had knowingly accepted, discounts and rebates on purchases of brand name prescription drugs that violated the federal Sherman Act and the federal Robinson-Patman Act. Some drug manufacturers settled certain of these actions, including a Sherman Act case brought on behalf of a nationwide class of retail pharmacies. The class action settlements generally provided for commitments by the manufacturers in their discounting practices to retail pharmacies. The class action was recently dismissed as to drug manufacturers and wholesalers who did not settle. With respect to the cases filed by plaintiffs who opted out of the class action, while some drug manufacturers have settled certain of these actions, such settlements are not part of the public record.

     Neither we nor DPS is currently a party to any of these proceedings. To date, we do not believe any of these settlements have had a material adverse effect on our business. However, we cannot provide any assurance that the terms of the settlements will not materially adversely affect us in the future or that we will not be made a party to any separate lawsuit. In addition, we cannot predict the outcome or possible ramifications to our business of the cases in which the plaintiffs are trying their claims separately.

     We are also subject to risks relating to litigation and liability for damages in connection with our PBM operations, including the dispensing of pharmaceutical products by our mail pharmacies, the services rendered in connection with our formulary management and informed decision counseling services, and our non-PBM operations, including the products and services provided in connection with our infusion therapy programs (and the associated nursing services). We believe our insurance protection is adequate for our present operations. However, we cannot provide any assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage could have a material adverse effect on our business.

STATE AND FEDERAL REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

     Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:

     -anti-remuneration laws
     -the Employee Retirement Income Security Act and related regulations -proposed comprehensive state PBM legislation
     -consumer protection laws
     -network access (i.e.,"any willing provider" and "due process" legislation) -legislation imposing benefit plan design restrictions
     -licensure laws
     -drug pricing legislation (i.e., "mostfavored nation" pricing and
          "unitary pricing" legislation)
     -mail pharmacy regulations
     -privacy and confidentiality legislation
     -Medicare and Medicaid reimbursement regulations
     -potential regulation of the PBM industry by the U.S. Food and Drug
          Administration

These and other regulatory matters are discussed in more detail under "Business
- Government Regulation" below.

     We believe we are in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could materially adversely affect our business. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general. We also cannot predict what effect any such legislation or regulations might have on us. We also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or results of operations.

CHANGES IN THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS

     Efforts are being made in the United States to control health care costs, including prescription drug costs, in response to, among other things, increases in prescription drug utilization rates and drug prices. If these efforts are successful or if prescription drug utilization rates were to decrease significantly, our business and results of operations could be materially adversely affected.

     We have designed our business to compete within the current structure of the U.S. health care system. Changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress is currently considering proposals to reform the U.S. health care system. These proposals may increase governmental involvement in health care and PBM services, and otherwise change the way our clients do business. Health care organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our business.

FAILURE TO ADDRESS THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS

     Our business relies heavily on computers and other information systems technology. In 1995, we began addressing the "Year 2000" issue, which generally refers to the inability of certain computer systems to properly recognize calendar dates beyond December 31, 1999. We developed a Year 2000 compliance plan to address:

     -internally  developed  application  software
     -vendor  developed  applications software
     -operating   system   software
     -utility   software
     -vendor/trading partner-supplied files
     -externally provided data or transactions
     -non-informationt technology devices
     -adherence to applicable industry standards

See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for additional information on our Year 2000 efforts.

     We believe that with appropriate modifications to our existing computer systems, updates by our vendors and trading partners and conversion to new software in the ordinary course of our business, the Year 2000 issue will not pose material operational problems for us. However, if the conversions are not completed in a proper and timely manner by all affected parties, or if our logic for communicating with noncompliant systems is ineffective, the Year 2000 issue could result in material adverse operational and financial consequences to us. We cannot provide any assurance that our efforts, or those of our vendors and trading partners (who are beyond our control), will be successful in addressing the Year 2000 issue. In addition, while DPS has represented to us that it has implemented a Year 2000 plan for upgrading its computer systems and communicated with its vendor/trading partners regarding such partners' Year 2000 compliance, we cannot predict whether such plan will adequately address all of DPS's Year 2000 issues or whether DPS's vendors/trading partners will adequately address their Year 2000 issues. Failure by DPS and its vendors/trading partners to adequately address the Year 2000 issue could have a material adverse effect on our business and results of operations. We also cannot provide any assurance that our contingency plan, or that of DPS, will be complete and adequately address all possible contingencies. The failure of our contingency plan, or that of DPS, could result in material adverse operational and financial consequences to us.

LOSS OF KEY MANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS

     Our success is materially dependent upon certain key managers and, in particular, upon the continued services of Barrett A. Toan, our President and Chief Executive Officer. Our future operations could be materially adversely affected if the services of Mr. Toan cease to be available. The Company and Mr. Toan are parties to an employment agreement which currently extends to April 1, 2000, and which automatically extends for an additional two years on each April 1, unless either party gives notice of termination prior to the April 1 date. As of the date hereof, neither we nor Mr. Toan has given such notice.

NEW YORK LIFE INSURANCE COMPANY CAN EXERCISE SIGNIFICANT CONTROL OVER OUR
BUSINESS

     We have two classes of authorized common stock: Class A Common Stock and Class B Common Stock. Our Class A Common Stock has been publicly traded on The Nasdaq National Market since June 9, 1992. Our Class B Common Stock is entirely owned by NYLIFE HealthCare Management, Inc. ("NYLIFE HealthCare"), an indirect subsidiary of New York Life Insurance Company ("New York Life"). Each share of our Class A Common Stock has one vote per share, and each share of our Class B Common stock has ten votes per share. Consequently, although NYLIFE HealthCare currently owns approximately 45% of the Company's total outstanding shares of Common Stock, it possesses approximately 89% of the combined voting power of both classes of Common Stock. NYLIFE HealthCare could reduce its Class B Common Stock ownership to represent slightly less than 10% of the total outstanding shares of our common stock and still control a majority of the voting power of our common stock. Accordingly, without regard to the votes of our public stockholders, NYLIFE HealthCare can

     -elect or remove all of our directors
     -amend our certificate of incorporation, except where the separate approval of the holders of our Class A Common Stock is required by law
     -accept or reject a merger, sale of assets or other major corporate transaction
     -accept or reject any proposed acquisition of the Company
     -determine the amount and timing of dividends paid to itself and holders of our Class A Common Stock
     -except as described below, otherwise control our management and operations and decide all matters submitted for a stockholder vote

     Our by-laws require that any material transaction with a related party be approved by the Audit Committee of our Board of Directors, which currently consists of three directors. A by-law provision, which cannot be changed without the affirmative vote of a majority of the outstanding shares of our Class A Common Stock, requires that a majority of directors on the Audit Committee be persons who are not directors of New York Life or its subsidiaries (other than us) or officers or employees of New York Life or its subsidiaries (other than
us). A material transaction is a transaction that, by itself, would be required to be disclosed in our proxy statement. The terms of the original contracts between us and New York Life and its subsidiaries were not negotiated at arm's length and were not approved by the Audit Committee, but all amendments to these original contracts with New York Life and its subsidiaries subsequent to our initial public offering in 1992 have been approved by the Audit Committee. On July 15, 1998, New York Life sold substantially all of its health care businesses (other than its interest in us) to Aetna U.S. Healthcare Inc. Consequently, we do not anticipate entering into any material PBM or other health care service agreements with New York Life.

     New York Life has agreed that so long as it, directly or through one or more of its majority owned subsidiaries, owns 10% or more of our outstanding shares of Class B Common Stock, New York Life will not engage, directly or through any of its majority owned subsidiaries, in a business that derives substantial revenues from one or more of the following activities within the United States (the "Protected Business"):

     -the providing of PBM services (including dispensing prescription drugs, monitoring cost and quality of pharmacy services, establishing a network of retail pharmacies, processing claims for prescription drugs, performing drug utilization review and assisting in the design of prescription drug programs for benefit plans)
     -the providing of vision care
     -the providing of infusion therapy services

However, New York Life and its majority owned subsidiaries may engage in the following Protected Business activities:

     -portfolio investment activities, without any of the entities in which they invest being subject to the foregoing restrictions
     -claims processing for prescription drugs in connection with processing medical care claims under insurance policies
     -acquisition of entities engaged in all or any aspect of the Protected
          Business, unless any such entity derived a majority of its consolidated revenues from the Protected Business in the fiscal year preceding such acquisition, and operation of the businesses of such acquired entities as they may thereafter develop or expand

     The above-mentioned restrictions do not apply to any entities in which New York Life and its subsidiaries own less than a majority equity interest.

     We cannot provide any assurance that any business opportunity that comes to the attention of New York Life or its subsidiaries and affiliates and that falls within the scope of the Protected Business, or might otherwise be appropriate for us to consider pursuing, will be directed to us, whether or not such opportunity would be in our or our stockholders' best interest.

ITEM 1 - BUSINESS

INDUSTRY OVERVIEW

     Prescription drug costs are the fastest growing component of health care costs in the United States. The U.S. Health Care Financing Administration ("HCFA") estimates that pharmaceuticals currently account for approximately 6.5% of U.S. health care expenditures, and are expected to increase to 8% by 2007. Estimated U.S. pharmaceutical sales for 1998 were approximately $75 billion, and HCFA projects continued sales increases at an average annual growth rate of approximately 10% through 2007, compared to an average annual growth rate of approximately 7% for total health care costs during this period. Factors underlying this trend include: (i) increases in research and development expenditures by drug manufacturers, resulting in many new drug introductions,
(ii) a shorter U.S. Food and Drug Administration approval cycle for new pharmaceuticals, (iii) high prices for new "blockbuster" drugs, (iv) an aging population, and (v) increased demand for prescription drugs due to increased disease awareness by patients, effective direct-to-consumer advertising by drug manufacturers and a growing reliance on medication in lieu of lifestyle changes.

     Health benefit providers have been seeking ways to better understand and control drug costs. PBMs help health benefit providers to provide a cost-effective drug benefit and to better understand the impact of prescription drug utilization on total health care expenditures. PBMs coordinate the distribution of outpatient pharmaceuticals through a combination of benefit-management services, including retail drug card programs, mail pharmacy services and formulary management programs.

     PBMs emerged during the late 1980s by combining traditional pharmacy claims processing and mail pharmacy services to create an integrated product offering that could help manage the prescription drug benefit for payors. During the early 1990s, numerous PBMs were created, with some providers offering a comprehensive, integrated package of services.

     The services offered by the more sophisticated PBMs have broadened to include disease management programs, compliance programs, outcomes research, drug therapy management programs and sophisticated data analysis. These advanced capabilities require resources that may not be available to all PBMs, so further industry consolidation may occur. If prescription drug costs continue to escalate and become an even larger portion of overall health care expenditures, more advanced capabilities will be needed to manage these costs so that health benefit providers will be able to continue to offer a quality prescription drug benefit to their members. The more sophisticated PBMs should be in the best position to offer these services.

COMPANY OVERVIEW

     We  are  the  largest   full-service  PBM  independent  of   pharmaceutical
manufacturer  or drug store  ownership in North  America.  PBMs  coordinate  the distribution of outpatient pharmaceuticals through a combination of benefit management services, including retail drug card programs, mail pharmacy services, formulary management programs and other clinical management programs. We provide these types of services for approximately 8,500 clients that include HMOs, health insurers, third-party administrators, employers and union-sponsored benefit plans. We believe our independence from pharmaceutical manufacturer ownership allows us to make unbiased formulary recommendations to our clients, balancing both clinical efficacy and cost. We also believe our independence from drug store ownership allows us to construct a variety of convenient and cost-effective retail pharmacy networks for our clients, without favoring any particular pharmacy chain.

     Before 1998, our growth was driven almost exclusively by our ability to expand our product offerings and increase our client and membership base through internally generated growth. From 1992 through 1997, our net revenues and net income increased at compound annual growth rates of 58% and 49%, respectively. While our internal growth strategy remains a major focus, we have recently complemented our internal growth strategy with two substantial acquisitions. These acquisitions add to the scale of our membership base and broaden our product offerings. In April 1998, we acquired "ValueRx", the PBM business of Columbia/HCA Healthcare Corporation. In the second quarter of 1999, we expect to complete the acquisition of DPS, the PBM business of SmithKline Beecham Corporation. Upon completion of our acquisition of DPS, we will continue to be the third largest PBM in North America in terms of total members, and we will have one of the largest managed care membership bases of any PBM.

     As of January 1, 1999, our PBM services were provided to approximately 23.5 million members in the United States and Canada who were enrolled in health plans sponsored by our clients. This total excludes members for whom we provide only formulary management services. As of January 1, 1999, some of our largest clients were Aetna U.S. Healthcare and the State of New York Empire Plan Prescription Drug Program.

     Our PBM  services  are  primarily  delivered  through  networks  of  retail pharmacies that are under contract with us and through five mail pharmacy service centers that we own and operate. Our largest retail pharmacy network includes more than 52,000 retail pharmacies, representing more than 99% of all retail pharmacies in the United States. In 1998, we processed approximately
113.2 million network pharmacy claims and 7.4 million mail pharmacy prescriptions, with an estimated total drug spending of approximately $4.5 billion.

     Our PBM services include:

     -network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management programs, disease management and medical and drug data analysis services, and compliance and therapy management programs for our clients
     -market research programs for pharmaceutical manufacturers
     -medical information management services, which include provider profiling and outcome assessments, through our majority owned subsidiary Practice Patterns Science, Inc. ("PPS")
     -informed decision counseling services through our Express Health LineSM division

     Our non-PBM services include:

     -infusion therapy services through our wholly owned subsidiary IVTx, Inc.
          ("IVTx")
     -distribution of pharmaceuticals requiring special handling or packaging through our Specialty Distribution division

     Express Scripts, Inc. was incorporated in Missouri in September 1986, and was reincorporated in Delaware in March 1992. We have two classes of common stock, Class A Common Stock and Class B Common Stock. Each share of the Class B Common Stock is entitled to ten votes, and each share of the Class A Common Stock is entitled to one vote. All of the issued and outstanding shares of the Class B Common Stock are owned by NYLIFE HealthCare. Our principal executive offices are located at 14000 Riverport Drive, Maryland Heights, Missouri 63043. Our telephone number is (314) 770-1666.

PRODUCTS AND SERVICES

PHARMACY BENEFIT MANAGEMENT SERVICES

     OVERVIEW. Our PBM services involve the management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies. We offer our PBM services to our clients in the United States and Canada. PBM services consist of retail pharmacy network administration, mail pharmacy services, benefit plan design consultation, formulary administration, electronic point-of-sale claims processing and drug utilization review. Our PBM services also include: (i) the development of advanced formulary compliance and therapeutic intervention programs; (ii) therapy management services such as prior authorization, therapy guidelines, step therapy protocols and formulary management interventions; (iii) sophisticated management information reporting and analytic services; (iv) provider profiling and outcomes assessments; and (v) informed decision counseling.

     During 1998, 97.9% of our net revenues were derived from PBM services, compared to 96.8% and 96.1% during 1997 and 1996, respectively. The number of retail pharmacy network claims processed and mail pharmacy claims processed has increased to 113.2 million and 7.4 million claims, respectively, in 1998, from
26.3 million and 1.6 million claims, respectively, in 1994. During 1997 and 1996, we processed 73.2 million and 57.8 million retail pharmacy network claims, respectively, and 3.9 million and 2.8 million mail pharmacy claims, respectively.

     RETAIL PHARMACY NETWORK ADMINISTRATION. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans managed by us. In the United States, these pharmacies typically discount the price at which they will provide drugs to members in return for designation as a network pharmacy. We manage four nationwide networks in the United States and one nationwide network in Canada that are responsive to client preferences related to cost containment and convenience of access for members. We also manage networks of pharmacies that are under direct contract with our managed care clients or networks that we have designed to meet the specific needs of some of our larger clients.

     All retail pharmacies in our pharmacy networks communicate with us on-line and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified claim data in an industry-standard format through our systems, which process the claim and respond to the pharmacy, typically within one or two seconds. The electronic processing of the claim involves: (i) confirming the member's eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage, such as the amount of copayments or deductibles the member must pay, (ii) performing a concurrent drug utilization review ("DUR") analysis and alerting the pharmacist to possible drug interactions or other indications of inappropriate prescription drug usage, (iii) updating the member's prescription drug claim record, and (iv) if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed.

     MAIL PHARMACY SERVICES. We integrate our retail pharmacy services with our mail pharmacy services. We operate five mail pharmacies, located in Maryland Heights, Missouri; Tempe, Arizona; Albuquerque, New Mexico; Bensalem, Pennsylvania; and Troy, New York. These pharmacies provide members with convenient access to maintenance medications and enable us and our clients to control drug costs through operating efficiencies and economies of scale. In addition, through our mail service pharmacies, we are directly involved with the prescriber and member, and are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks. This further reduces our clients' costs.

     BENEFIT PLAN DESIGN AND CONSULTATION SERVICES. We offer consultation and financial modeling services to assist the client in selecting a benefit plan design that meets its needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are: (i) financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, flat dollar or percentage of prescription cost copayments, deductibles or annual benefit maximum, (ii) generic drug substitution incentives, (iii) incentives or requirements to use only network pharmacies or to order certain drugs only by mail, and (iv) reimbursement limitations on the number of days' supply of a drug that can be obtained. The selected benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and enables us and our clients to monitor the financial performance of the plan.

     ADVANCED FORMULARY COMPLIANCE AND THERAPY MANAGEMENT SERVICES. We provide advanced formulary compliance services to our clients. Formularies are lists of drugs for which coverage is provided under the applicable plan. They are widely used in managed health care plans and, increasingly, by other health plan managers. We administer a number of different formularies for our clients that often identify preferred drugs whose use is encouraged or required through various benefit design features. Historically, many clients have selected a plan design which includes an open formulary in which all drugs are covered by the plan and preferred drugs, if any, are merely recommended. More advanced options consist of restricted formularies, in which various financial or other incentives exist for the selection of preferred drugs over their non-preferred counterparts, or closed formularies, in which benefits are available only for drugs listed on the formulary. Formulary preferences can be encouraged: (i) by restricting the formulary through plan design features, such as tiered copayments, which require the member to pay a higher amount for a non-preferred drug, (ii) through prescriber education programs, in which we or the managed care client actively seek to educate the prescribers about the formulary preferences, and (iii) through our OptiMedSM drug therapy management program, which actively promotes therapeutic and generic interchanges to reduce drug costs. We also offer the ExpressTherapeutics(R) program, an innovative proprietary drug utilization review and clinical intervention program, to assist clients in managing compliance with the prescribed drug therapy and inappropriate prescribing practices. Although we derive substantial revenue from pharmaceutical manufacturers, we recognize our primary responsibility is to the plan sponsors, and we believe our contracts with the pharmaceutical manufacturers provide us the flexibility to utilize the most efficacious products.

     Our National Pharmacy and Therapeutics Committee, composed of independent physicians and pharmacists, evaluates drugs within a therapy class to determine whether it is clinically appropriate to give formulary preference to one drug over another. If clinical appropriateness is established to the committee's satisfaction, it then evaluates the cost-effectiveness of drugs in the therapy class. Once a client adopts a formulary, we administer the formulary through our electronic claims processing system, which alerts the pharmacist if the prescriber has not prescribed the preferred drug. We or the pharmacist can then contact the prescriber to attempt to obtain the prescriber's consent to switch the prescription to the preferred product.

     INFORMATION REPORTING AND ANALYSIS AND DISEASE MANAGEMENT PROGRAMS. Through the development of increasingly sophisticated management information and reporting systems, we believe we manage prescription drug benefits more effectively. We have developed various services to offer our clients. One service enables a client to analyze prescription drug data to identify cost trends and budget for expected drug costs, to assess the financial impact of plan design changes and to identify costly utilization patterns through an on-line prescription drug decision support tool called RxWorkbenchTM. This service permits our clients' medically sophisticated personnel, such as a clinical pharmacist employed by an HMO, to analyze prescription drug data on-line.

     In addition, our PPS subsidiary offers provider profiling, disease management support services and outcomes assessments, and has developed proprietary software to process and sort medical claims, prescription drug claims and clinical laboratory data. This data is then used to produce comprehensive information about treatment of patients that can be used by managed care organizations and other companies involved in formulary management programs to treat a particular disease in a quality, cost-effective manner. The patient-specific data generated through all of these services can then be compared to data in PPS's normative databases, and PPS can determine the effectiveness of treatment and calculate the total costs of that treatment, including the prescription drug component. The information can also be used to analyze the practice patterns of health care providers and develop empirically based "best practice" protocols, which recommend treatment regimens for specific diseases.

     We offer additional disease management programs to assist health benefit plans in managing the total health care costs associated with certain diseases, such as asthma, diabetes and cardiovascular disease. These programs are based upon the premise that patient and provider behavior can positively influence medical outcomes and reduce overall medical costs. Patient identification can be accomplished through claims data analysis or self-enrollment, and risk stratification surveys are conducted to establish a plan of care for individual program participants. Patient education is primarily effected through a series of telephone and written communications with nurses and pharmacists, and both providers and patients receive progress reports on a regular basis. Outcome surveys are conducted and results are compiled to analyze the clinical, personal and economic impact of the program.

     ELECTRONIC CLAIMS PROCESSING SYSTEM. Our electronic claims processing system enables us to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can be used to alert the pharmacist to generic substitution and therapeutic intervention opportunities and formulary compliance issues, or to administer prior authorization and step-therapy protocol programs at the time a claim is submitted for processing. Our claims processing system also creates a database of drug utilization information that can be accessed both at the time the prescription is dispensed and also on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit.

     INFORMED DECISION COUNSELING SERVICES. We offer health care decision counseling services through our Express Health LineSM division. This service allows a member to call a toll-free telephone number and discuss a health care matter with a care counselor who utilizes on-line decision support protocols and other guidelines to provide information to assist the member in making an informed decision in seeking appropriate treatment. Records of each call are maintained on-line for future reference. The service is available 24 hours a day. Multilingual capabilities and service for the hearing impaired are also available. The counselors provide follow-up service to members to determine if their situation was resolved or if the counselor may provide additional assistance. Member satisfaction and outcomes assessments are tracked through a combination of member surveys, a quality assurance plan and system reports.

NON-PBM SERVICES

     In addition to PBM services, we also provide non-PBM services including outpatient infusion therapy, specialty distribution and vision care to our clients. During 1998, 2.1% of our net revenues were derived from non-PBM services, compared to 3.2% and 3.9% during 1997 and 1996, respectively. This decline is partially due to the acquisition of ValueRx, which significantly increased the Company's PBM service revenues.

     OUTPATIENT INFUSION THERAPY SERVICES - IVTX. We provide infusion therapy services which involve the administration of prescription drugs and other products to a patient by catheter, feeding tube or intravenously, through our wholly owned subsidiary IVTx, Inc. IVTx's clients, which include managed care organizations, third-party administrators, insurance companies, case management companies, unions and self-insured employers, benefit from outpatient infusion therapy services because the length of hospital stays can be reduced. Rather than receiving infusion therapy in a hospital, IVTx provides infusion therapy services to patients at home, in a physician's office or in a free-standing center operated by a managed care organization or other entity. IVTx provides antimicrobial, cardiovascular, hematologic, nutritional, analgesic, chemotherapeutic, hydration, endocrine, respiratory and AIDS management treatments to patients. IVTx generally prepares the treatments in one of its infusion therapy pharmacies, which are licensed independently of our mail pharmacies. The treatments are either administered under the supervision of IVTx's staff of registered nurses or licensed vocational nurses who are employed at one of the IVTx sites or, in areas where IVTx does not have a facility, through contracted registered nurses employed or otherwise retained by nursing agencies. IVTx may also contract with physicians to provide consultation services to its sites and contract for pharmacy services for patients who live in outlying areas.

     We have facilities supporting our infusion therapy operations in Houston, Texas; Dallas, Texas; Columbia, Maryland; Maryland Heights, Missouri; Columbia, Missouri; Northvale, New Jersey; Tempe, Arizona; and West Chester, Pennsylvania. IVTx's information system maintains patient profiles and documents doses and supplies dispensed, and its drug utilization review component accesses our prescription records for members receiving both infusion and oral drug therapies to screen for drug interactions, incompatibilities and allergies.

     SPECIALTY DISTRIBUTION SERVICES. We began offering specialty distribution services during the fourth quarter of 1997 through our Tempe, Arizona facility. This service assists pharmaceutical manufacturers with the distribution of, and creation of a database of information for, products requiring special handling/packaging or products targeted to a specific physician or patient population.

     VISION CARE SERVICES. Until September 1998, we offered a managed vision care program through a network of approximately 9,000 vision care providers consisting primarily of optometrists and a smaller number of ophthalmologists. In addition to administering the network, we ground and edged lenses, assembled eyeglasses and distributed eyeglasses and contact lenses from our vision lab formerly located in Earth City, Missouri.

     We entered into an agreement, effective September 1, 1998, with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation, pursuant to which Cole provides certain vision care services for our clients and their members. The agreement enables us to focus on our PBM business while still offering a vision care service to our members by transferring certain functions performed by our Express Scripts Vision Corporation to Cole. The Cole vision program is offered to substantially all of our PBM clients, and we receive a fee from Cole based on usage of the vision benefit by members. In conjunction with the Cole agreement, we also announced plans to close the operations of our wholly owned subsidiary, PhyNet, Inc., a vision program management service organization.

SUPPLIERS

     We maintain an extensive inventory in our mail pharmacies of brand name and generic pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from manufacturers or through wholesalers. During 1998, approximately 56.2% of our pharmaceutical purchases were through one wholesaler, most of which were brand name pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available.

CLIENTS

     We are a major provider of PBM services to the managed care industry, including several large HMOs, and the employer industry, both directly and through third-party administrators. Currently, some of our largest managed care clients are Aetna U.S. Healthcare, Inc. ("Aetna"; the plans we service are composed primarily of the plans of the former NYLCare Health Plans, Inc. ("NYLCare") entity, which was a wholly owned subsidiary of New York Life), Coventry Corporation ("Coventry"), and Blue Cross Blue Shield of Massachusetts (which should begin service with us during the third quarter of 1999). Some of our largest employer groups include the State of New York Empire Plan Prescription Drug Program (through a subcontracting relationship with CIGNA HealthCare), and the State of Ohio Bureau of Workers' Compensation Fund. We also market our PBM services through preferred provider organizations, group purchasing organizations, health insurers, third-party administrators of health plans and union-sponsored benefit plans.

     We provide PBM services, including informed decision counseling, and non-PBM services, including infusion therapy services, to HMOs owned or managed by Aetna/NYLCare, and provide PBM services to insurance plans underwritten and administered by Aetna/NYLCare. Of our net revenues from PBM services in 1998, 4.8% was for services provided to members of HMOs owned or managed by NYLCare or insurance policies administered by NYLCare while NYLCare was a subsidiary of New York Life. Of our net revenues for non-PBM services in 1998, 21.5% was for services provided to members of HMOs owned or managed by NYLCare and insurance policies administered by NYLCare while NYLCare was a subsidiary of New York Life. In connection with Aetna's purchase of NYLCare, we and Aetna reached an agreement to extend our PBM service agreements with HMOs, excluding the informed decision counseling component, and our infusion therapy agreements through December 31, 2003, with new pricing to take effect after December 31, 1999. The informed decision counseling and vision care (through our alliance with Cole) agreements will continue through December 31, 1999. We also expect to continue to provide PBM services to members of the NYLCare indemnity programs until such members are converted to Aetna policies, which is anticipated to occur during 1999. See Item 7 herein and see Note 4 of Notes to Consolidated Financial Statements in Item 8 herein for additional discussion concerning Aetna/NYLCare.

     Upon completion of our pending acquisition of DPS (assuming all conditions necessary for the consummation are satisfied), United HealthCare Corporation will become our largest client, with approximately 10.5 million members. DPS's contract with United HealthCare will expire in May, 2000, and United HealthCare has indicated it will be moving to another provider at that time. In our financial analysis of the DPS acquisition, we assumed United HealthCare would not renew its contract. However, the loss of this contract and related transition issues may still materially adversely affect our business and results of operations.

ACQUISITIONS AND STRATEGIC ALLIANCES

     On February 9, 1999, we announced that we had executed a definitive agreement to acquire DPS from SmithKline Beecham Corporation and one of its affiliates for $700 million in cash. We expect to complete the acquisition during the second quarter of 1999. We intend to finance the acquisition and refinance all of our existing indebtedness through a $1.1 billion credit facility and a $150 million senior subordinated bridge credit facility. Goodwill and customer contract amortization from the DPS acquisition will be tax deductible. Upon completion of our acquisition of DPS, we will continue to be the third largest PBM in North America in terms of total members and we will have one of the largest managed care membership bases of any PBM. In addition, the acquisition will provide us with enhanced clinical capabilities, systems and technologies. Consummation of the transaction is subject to customary closing conditions, and we cannot provide any assurance that all such conditions will be satisfied such that the transaction may be consummated as planned.

     On April 1, 1998, we acquired the PBM business known as "ValueRx" from Columbia/HCA Healthcare Corporation for approximately $460 million in cash (including approximately $15 million in transaction costs and executive severance costs). Historically, while both we and ValueRx served all segments of the PBM market, we primarily focused on managed care and smaller self-funded plan sponsors, and ValueRx concentrated on health insurance carriers and large employer and union groups. We believe the ValueRx acquisition has provided and will continue to provide us with additional resources and expertise, which will allow us to better serve our clients and competitively pursue new business in all segments of the PBM market.

     In January 1996, we acquired the pharmacy claim processing business of Eclipse Claims Services, Inc., one of the largest processors of prescription drug claims in Canada. In connection with this acquisition, we entered into five-year exclusive contracts to provide PBM services in Canada to both Prudential Insurance Company of America's Canadian Operations ("Prudential") and Aetna Life Insurance Company of Canada ("Aetna"). The assets of Prudential were previously acquired by London Life Insurance Company ("London Life"), with whom we reached an agreement whereby we would be the exclusive provider of PBM services to London Life. In late 1997, London Life was acquired by Great-West Lifeco. Inc. ("Great-West"), who receives PBM services from one of our competitors in Canada. Great-West decided not to continue using our services, and we have agreed to transition their business to another provider. The transition should be substantially completed during the second or third quarter of 1999.

     On December 31, 1995, we entered into a series of agreements with American HealthCare Systems Purchasing Partners, L.P. (now known as Premier Purchasing Partners, L.P.; the "Premier Partnership"), a health care group purchasing organization affiliated with APS Healthcare, Inc. (now known as Premier, Inc.; "Premier"). Premier is the largest voluntary health care alliance in the U.S., formed as a result of the mergers in late 1995 of three predecessor alliances, American HealthCare Systems, Premier Health Alliance and SunHealth Alliance. The Premier alliance includes approximately 215 integrated health care systems that own or operate approximately 800 hospitals and are affiliated with another approximately 900 hospitals. Among other things, the agreements designate us as Premier's exclusive preferred provider of outpatient PBM services to shareholders of Premier and their affiliated health care entities, plans and facilities which participate in the Partnership's purchasing programs. The term of the agreement is ten years, subject to early termination by the Partnership at five years, upon payment of an early termination fee to us. Premier is required to promote us as its preferred PBM provider. An individual Premier member or affiliated managed care plan is not required to enter into an agreement with us, but if it does so, the term of the agreement would be for five years. Under the terms of the agreements with the Partnership, we now provide service to a number of Premier affiliates. In May 1996, as a result of the number of Premier plan members receiving our PBM services and the outcome of certain joint drug purchasing initiatives, we issued 454,546 shares of our Class A Common Stock to the Premier Partnership. The Premier Partnership could become entitled to receive up to an additional 4,500,000 shares of our Class A Common Stock, depending upon the number of members in Premier-affiliated managed care plans that contract for our PBM services. A calculation is made on April 1 of each year to determine if a stock issuance will be made. If the Premier Partnership earns stock totaling over 5% of our total voting stock, it is entitled to have its designee nominated for election to our Board of Directors. As of the date hereof, the Premier Partnership has not reached this 5% threshold. See Note 3 of Notes to Consolidated Financial Statements in Item 8 herein for additional discussion concerning Premier.

     In November 1995, we entered into a ten-year strategic alliance with The Manufacturers Life Insurance Company ("Manulife") one of the largest providers of group health insurance policies in Canada, pursuant to which we are the exclusive provider of PBM services to Manulife. As a result of this alliance, Manulife can earn up to approximately 474,000 shares of our Class A Common Stock, depending on its achievement of certain pharmacy claim volumes from 1996 to 2000. To date, we have not issued any shares to Manulife. In addition, if Manulife does not terminate the alliance in either year 6 or year 10 of the agreement, in each of such years it will receive a warrant to purchase up to 237,000 shares of our Class A Common Stock exercisable at 85% of the then fair market value of such shares. The actual number of shares will depend upon claims volume in such years. See Note 3 of Notes to Consolidated Financial Statements in Item 8 herein for additional discussion concerning Manulife.

     In January 1995, we entered into an exclusive three-year agreement to provide PBM services to Coventry Corporation, pursuant to which Coventry received 50,000 shares of our Class A Common Stock. In December 1997, Coventry extended its agreement for an additional two years. In connection with such extension, we issued, as an advance discount, a seven-year warrant to purchase an additional 50,000 shares of our Class A Common Stock, exercisable at a price of $26.4544 per share (90% of the per share market value at the time of renewal).

COMPANY OPERATIONS

     GENERAL. In our various facilities in the United States, we own and operate five mail pharmacies and five member service/pharmacy help desk call centers (four of which are linked to create a virtual call center environment).
Electronic  pharmacy  claims  processing  is  principally  directed  through our
Maryland Heights, Missouri facility then routed to the appropriate computer platform at our Maryland Heights, Missouri or Tempe, Arizona facility or at facilities operated by Perot Systems, which maintains certain of our computer hardware. At our Canadian facility, we have sales and marketing, client services, pharmacy help desk, clinical, provider relations and certain management information systems capabilities.

     SALES AND  MARKETING;  CLIENT  SERVICE.  We market our PBM  services in the
United States primarily through an internal staff of regional marketing representatives and sales personnel located in various cities throughout the United States. The marketing representatives are supported by a staff of client service representatives. Our sales and marketing personnel and client service representatives are organized by type of business served (i.e., managed care group, employer group, etc.). Marketing in Canada is conducted by marketing representatives located in Mississauga, Ontario, who are assisted by our personnel based in the United States. Although we cross-sell our IVTx services to our PBM clients, IVTx employs its own sales and marketing and client service personnel to take advantage of individual market opportunities.

     MEMBER SERVICES. We believe client satisfaction is dependent upon member satisfaction. Members can call us toll-free, 24 hours a day, to obtain information about their prescription drug plan. We employ member service representatives who are trained to respond to member inquiries.

     PROVIDER RELATIONS. Our Provider Relations group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacists must meet certain qualifications and are periodically required to represent to us that their applicable state licensing requirements are being maintained and that they are in good standing. Pharmacies can contact our various pharmacy help desks toll-free, 24 hours a day, for information and assistance in filling prescriptions for members. In addition, our Provider Relations group audits selected pharmacies in the retail pharmacy networks to determine compliance with the terms of the contract with us or our clients.

     CLINICAL SUPPORT. Our Health Management Services Department employs clinical pharmacists, data analysts and outcomes researchers who provide technical support for our PBM services. These staff members assist in providing high level clinical pharmacy services such as formulary development, drug information programs, clinical interventions with physicians, development of drug therapy guidelines and the evaluation of drugs for inclusion in clinically sound therapeutic intervention programs. The Health Management Services Department also analyzes and prepares reports on clinical pharmacy data for our clients and conducts specific data analyses to evaluate the cost-effectiveness of certain drug therapies.

     INFORMATION SYSTEMS. Our Information Systems department supports our pharmacy claims processing systems and other management information systems which are essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us, and we are in the process of integrating the systems acquired with the ValueRx acquisition with our historical systems located at our Maryland Heights, Missouri and Tempe, Arizona facilities. Substantially all claims are presently directed through our Maryland Heights, Missouri facility then routed to the appropriate computer platform at our Maryland Heights, Missouri or Tempe, Arizona facility, or at facilities operated by Perot Systems (Perot Systems maintains the computer hardware for the ValueRx systems at its facility in Richardson, Texas). Our historical claims processing systems located in our Maryland Heights, Missouri and Tempe, Arizona facilities are designed to be redundant, which enables us to do substantially all claims processing in one facility if the other facility is unable to process claims. Disaster recovery services for the ValueRx systems are provided by a third party. We have substantial capacity for growth in our claims processing facilities.

COMPETITION

     We believe the primary competitive factors in each of our businesses are price, quality of service and breadth of available services. We believe our principal competitive advantages are our size, our independence from pharmaceutical manufacturer and drug store ownership, our strong managed care and employer group customer base which supports the development of advanced PBM services and our commitment to provide flexible and distinctive service to our clients.

     There are a large number of companies offering PBM services in the United States. Most of these companies are smaller than us and offer their services on a local or regional basis. We do, however, compete with a number of large, national companies, including Merck-Medco Managed Care, L.L.C. (a subsidiary of Merck & Co., Inc.), PCS, Inc. (a subsidiary of Rite-Aid Corporation), Caremark International Inc. (a subsidiary of MedPartners, Inc.), and Advance ParadigM, Inc., as well as numerous insurance and Blue Cross and Blue Shield plans and certain HMOs which have their own PBM capabilities. Several of these other companies may have greater financial, marketing and technological resources than us.

     In general, consolidation is a critical factor in the pharmaceutical industry, and particularly so in the PBM segment. Competitors that are owned by pharmaceutical manufacturers or drug store chains may have pricing advantages that are unavailable to us and other independent PBMs. However, we believe independence from pharmaceutical manufacturer and drug store ownership is important to certain clients, and we believe this independence provides us an advantage in marketing to those clients.

     On February 9, 1999, we announced that we had executed a definitive agreement to purchase DPS for $700 million. As more particularly discussed above and in Item 7, consummation of the transaction is subject to customary closing conditions, but is expected to occur during the second quarter of 1999.

     Some of our PBM services, such as disease management services, informed decision counseling services and medical information management services, compete with those being offered by pharmaceutical manufacturers, other PBMs, large national companies, specialized disease management companies and information service providers. Our non-PBM services compete with a number of large national companies as well as with local providers.

GOVERNMENT REGULATION

     Various aspects of our businesses are governed by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe we are in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our business or financial position.

     PHARMACY BENEFIT MANAGEMENT REGULATION GENERALLY. Certain federal and related state laws and regulations affect or may affect aspects of our PBM business. Among these are the following:

     FDA REGULATION. The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In January, 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of pharmacy benefit managers that are controlled, directly or indirectly, by drug manufacturers. The position taken by the FDA in the Draft Guidance was that promotional materials used by an independent PBM may be subject to FDA regulation depending upon the circumstances, including the nature of the relationship between the PBM and the manufacturer. We, along with various other parties, submitted written comments to the FDA regarding the basis for FDA regulation of PBM activities. It was our position that, while the FDA may have jurisdiction to regulate drug manufacturers, the Draft Guidance went beyond the FDA's jurisdiction. After extending the comment period due to numerous objections to the proposed Draft, the FDA essentially withdrew the Draft Guidance in the fall of 1998, stating that it would reconsider the basis for such a Guidance. The FDA has not addressed the issue since the withdrawal and has not indicated when or even if it will continue to address the issue. However, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of our PBM business in the future and, in such event, the impact could materially adversely affect our operations.

     ANTI-REMUNERATION LAWS. Medicare and Medicaid law prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of Medicare or Medicaid beneficiaries or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid, or other federally-funded state health care programs. Several states also have similar laws that are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs.

     The federal statute has been interpreted broadly by courts, the Office of Inspector General (OIG) within the Department of Health and Human Services
(HHS), and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain "safe harbors" from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, and certain properly disclosed payments made by vendors to group purchasing organizations. HHS has previously announced a proposed safe harbor that would protect certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members, and an interim final rule is currently being developed by HHS. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

     To our knowledge, these anti-remuneration laws have not been applied to prohibit PBMs from receiving amounts from drug manufacturers in connection with drug purchasing and formulary management programs, to therapeutic intervention programs conducted by independent PBMs, or to the contractual relationships such as those we have with certain of our clients. We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations, and we believe that there are material differences between drug-switching programs that have been challenged under these laws and the programs we offer to our clients. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on us.

     ERISA REGULATION. The Employee Retirement Income Security Act of 1974 ("ERISA") regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide PBM services. We believe that the conduct of our business is not subject to the fiduciary obligations of ERISA, but there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

     In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-remuneration statutes discussed in the immediately preceding section; in particular, ERISA lacks the statutory and regulatory "safe harbor" exceptions incorporated into the health care statute. Like the health care anti-remuneration laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain. We have implemented policies, which include disclosure to health plan sponsors with respect to any commissions paid by us that might fall within the scope of such provisions, and accordingly believe we are in substantial compliance with these provisions of ERISA. However, we can provide no assurance that our policies in this regard would be found by the appropriate enforcement authorities to meet the requirements of the statute.

     PROPOSED CHANGES IN CANADIAN HEALTHCARE SYSTEM. In Canada, the provincial health plans provide universal coverage for basic health care services, but prescription drug coverage under the government plans is provided only for the elderly and the indigent. In late 1997, a proposal was made by a federal government health care task force to include coverage for prescription drugs under the provincial health insurance plans, which report was endorsed by the federal government's Health Minister. This report was advisory in nature, and not binding upon the federal or provincial governments. We believe this initiative is dormant at the present time, and we are unable to determine the likelihood of adoption of the proposal in the future.

     Numerous state laws and regulations also affect aspects of our PBM business. Among these are the following:

     COMPREHENSIVE PBM REGULATION. Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced in the past in California and Virginia, and bills were recently proposed in Texas and Colorado. Such legislation, if enacted in a state in which we have a significant concentration of business, could adversely impact our operations.

     CONSUMER PROTECTION LAWS. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. In addition, pursuant to a settlement agreement entered into with seventeen states on October 25, 1995, Merck-Medco Managed Care, LLC ("Medco"), the PBM subsidiary of pharmaceutical manufacturer Merck & Co., agreed to have pharmacists affiliated with Medco mail service pharmacies disclose to physicians and patients the financial relationships between Merck, Medco, and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. We believe that our contractual relationships with drug manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

     NETWORK ACCESS LEGISLATION. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or from removing network providers. Such legislation may require us or our client to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation); or may provide that a provider may not be removed from a network except in compliance with certain procedures ("due process" legislation). We have not been materially affected by these statutes because we maintain a large network of over 52,000 retail pharmacies and will admit any licensed pharmacy that meets our credentialling criteria, involving such matters as adequate insurance coverage, minimum hours of operation, and the absence of disciplinary actions by the relevant state agencies.

     LEGISLATION IMPOSING PLAN DESIGN RESTRICTIONS. Some states have enacted legislation that prohibits the plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our clients (HMOs and health insurers). If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This could have a material adverse effect on our business.

     LICENSURE LAWS. Many states have licensure or registration laws governing certain types of ancillary health care organizations, including PPOs, TPAs, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We have registered under such laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required.

     LEGISLATION AFFECTING DRUG PRICES. Some states have adopted so-called "most favored nation" legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has been introduced in the past but not enacted in Missouri, Arizona, Pennsylvania, and New York, and is presently being considered in New Mexico, all states where the Company operates mail service pharmacies. Such legislation, if enacted in a state where one of our mail service pharmacies is located, could adversely affect our ability to negotiate discounts on our purchase of prescription drugs to be dispensed by our mail service pharmacies.

     REGULATION OF FINANCIAL RISK PLANS. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if the PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. In those cases in which we have contracts in which we are materially at risk to provide the pharmacy benefit, we believe we have complied with all applicable laws.

     Many of these state laws may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings, and in any event we provide services to certain clients, such as governmental entities, that are not subject to the preemption provisions of ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations is a significant operational requirement for us.

     MAIL PHARMACY REGULATION. Our mail service pharmacies are located in Arizona, Missouri, New Mexico, New York and Pennsylvania, and we are licensed to do business as a pharmacy in each such state. Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located, although one state also requires that we employ a pharmacist licensed in that state. Another state has proposed a similar requirement. We have registered in every state in which, to our knowledge, such registration is required.

     One state has a statute that purports to prohibit residents from obtaining prescription drugs by mail if the mail order business of the company dispensing the drugs represents more than a specified percentage of the company's total volume of pharmacy business. The statute is ambiguous in certain respects, but we do not believe our mail order volume exceeds the threshold percentage. We are licensed as a pharmacy in that state. No enforcement action has been taken under the statute against us, and to our knowledge, no such enforcement action is contemplated. Approximately 2.5% of our revenues come from mail delivery of prescription drugs into that state. If an enforcement action were commenced against us under that statute, we would consider all of our alternatives, including challenging the validity of the statute.

     Other statutes and regulations affect our mail service operations. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide clients with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations.

     REGULATION OF INFORMED DECISION COUNSELING AND DISEASE MANAGEMENT SERVICES. Our health care decision support counseling and disease management programs are affected by many of the same types of state laws and regulations as our other activities. In addition, all states regulate the practice of medicine and the practice of nursing. We do not believe our informed decision counseling or disease management activities constitute either the practice of medicine or the practice of nursing. However, there can be no assurance that a regulatory agency in one or more states may not assert a contrary position, and we are not aware of any controlling legal precedent for services of this kind.

     PRIVACY AND CONFIDENTIALITY LEGISLATION. Most of our activities involve the receipt or use of confidential, medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes. Legislation has been proposed at the federal level and in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

     NON-PBM REGULATORY ENVIRONMENT. Our non-PBM activities operate in a regulatory environment that is quite similar to that of our PBM activities.

     REGULATION OF INFUSION THERAPY SERVICES. Our infusion therapy services business is subject to many of the same or similar state laws and regulations affecting our pharmacy benefit management business. In addition, some states require that providers of infusion therapy services be licensed. We are licensed as a home health agency and pharmacy in Texas, as a residential service agency and pharmacy in Maryland, and as a pharmacy in New Jersey, Missouri, Arizona and Pennsylvania. We are also licensed as a non-resident pharmacy in various states. We believe that we are in substantial compliance with such licensing requirements.

     The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a non-profit, private organization, has established written standards for health care organizations and home care services, including standards for services provided by home infusion therapy companies. All of our infusion therapy facilities have received JCAHO accreditation, which allows us to market infusion therapy services to Medicare and Medicaid programs. If we expand our home infusion therapy services to other states or to Medicare or Medicaid programs, we may be required to comply with other applicable laws and regulations.

     FUTURE REGULATION. We are unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our businesses or the health care industry in general, or what effect any such legislation or regulations might have on us. There can be no assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or financial position.

SERVICE MARKS AND TRADEMARKS

     We have registered the service marks "Express Scripts", "PERx", "ExpressComp", "ExpressReview", "ExpressTherapeutics", "IVTx", "PERxCare", "PERxComp", "RxWizard", "PTE", "ValueRx" and "Value Health, Inc.", with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks. We are in the process of applying for registration of several other trademarks and service marks. If we are unable to obtain any additional registrations, we believe there would be no material adverse effect on our business.

INSURANCE

     Our PBM operations, including the dispensing of pharmaceutical products by our mail service pharmacies, and the services rendered in connection with our disease management and informed decision counseling services, and our non-PBM operations, such as the products and services provided in connection with our infusion therapy programs (including the associated nursing services), may subject us to litigation and liability for damages. We believe that our insurance protection is adequate for our present business operations, but there can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect upon our financial position or results of operations.

EMPLOYEES

     As of March 1, 1999, we employed a total of 3,283 employees in the U.S. and 71 employees in Canada. Approximately 375 of the U.S. employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility, members of the United Auto Workers Union at our Farmington Hills, Michigan facility, and members of the United Food and Commercial Workers Union ("UFCW") at our Albuquerque, New Mexico facility. One of our collective bargaining agreements with the UFCW expires on July 1, 1999. We have not begun negotiations with the UFCW for this contract at this time.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The executive officers of the Company and their ages as of March 1, 1999, are as follows:

        NAME                   AGE         POSITION

      Howard L. Waltman         66    Chairman of the Board
      Barrett A. Toan           51    President, Chief Executive
                                         Officer and Director
      Stuart L. Bascomb         57    Executive Vice President
      Thomas M. Boudreau        47    Senior Vice President of
                                      Administration, General Counsel
                                         and Secretary
      Patrick J. Byrne          43    Senior Vice President Plymouth
                                         Site Operations
      Robert W. (Joe) Davis     52    Senior Vice President and Chief
                                         Information Systems Officer
      Linda L. Logsdon          51    Senior Vice President of Health
                                         Management Services
      David A. Lowenberg        49    Senior Vice President and
                                         Director of Site Operations
      George Paz                43    Senior Vice President and Chief
                                         Financial Officer
      Jean-Marc Quach           40    Senior Vice President and Chief
                                         of Staff
      Kurt D. Blumenthal        54    Vice President of Finance
      Joseph W. Plum            51    Vice President and Chief
                                         Accounting Officer

     Mr. Waltman was elected Chairman of the Board of the Company in March 1992. Mr. Waltman has been a director of the Company since its inception in September 1986. From September 1992 to December 31, 1995, Mr. Waltman served as the Chairman of the Board of NYLCare Health Plans, Inc., which was an indirect wholly-owned subsidiary of New York Life Insurance Company at the time.

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

     Mr. Byrne was elected Senior Vice President Plymouth Site Operations in May, 1998. From April 1996 until October 1997, Mr. Byrne served as Vice President of Underwriting for ValueRx, and then served as Vice President and General Manager for the National Employer Business Unit of ValueRx for the period November 1997 until May 1998. From 1991 until March 1996, Mr. Byrne was a Director of Finance for United Healthcare Corporation.

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

     Mr. Quach was elected Senior Vice President and Chief of Staff in May 1998. Prior to joining the Company, Mr. Quach was the Director of Marketing for Roche Diagnostics during the period April 1996 to May 1998. Mr. Quach served as the Director of Pharmacy for NYLCare Health Plans, Inc. for the period September 1991 to April 1996, which was an indirect wholly-owned subsidiary of New York Life Insurance Company at the time.

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

ITEM 2 - PROPERTIES

         We operate our United States and Canadian PBM and non-PBM businesses out of leased and owned facilities throughout the United States and Canada. All of our facilities are leased except for our Albuquerque, New Mexico facility, which we own.

              PBM FACILITIES                             NON-PBM FACILITIES
        Maryland Heights, Missouri                   Maryland Heights, Missouri
           Earth City, Missouri                          Columbia, Missouri
              Tempe, Arizona                               Dallas, Texas
            Plymouth, Minnesota                            Houston, Texas
          Bensalem, Pennsylvania                         Columbia, Maryland
              Troy, New York                               Tempe, Arizona
        Farmington Hills, Michigan                     Northvale, New Jersey
          Albuquerque, New Mexico                    West Chester, Pennsylvania
           Mississauga, Ontario

     Our Maryland  Heights,  Missouri  facility  houses our  corporate  offices.
IVTx's corporate offices are also located at our Maryland Heights, Missouri facility. The non-PBM specialty distribution services are operated out of our facility in Tempe, Arizona. We believe our facilities have been generally well maintained and are in good operating condition. Our existing facilities contain approximately 600,000 square feet in area, in the aggregate.

     During 1998, we entered into an operating lease for a new corporate headquarters facility to be located adjacent to our existing Maryland Heights, Missouri facility, which will contain approximately 140,000 square feet in area. The new building is presently under construction and we anticipate taking possession during the second quarter of 1999. We are continuing to evaluate our future requirements for additional space.

     We own computer systems for both the Maryland Heights, Missouri and Tempe, Arizona sites. Computer systems to process the traditional ValueRx business are located at Perot Systems' facility in Richardson, Texas. Perot Systems maintains the computer hardware on our behalf. Our software for drug utilization review and other products has been developed internally by us or purchased under perpetual, nonexclusive license agreements with third parties. Our computer systems at each site are extensively integrated and share common files through local and wide area networks. An uninterruptable power supply and diesel generator allow our computers, telephone systems and mail pharmacy at each site to continue to function during a power outage. To protect against loss of data and extended downtime, we store software and redundant files at both on-site and off-site facilities on a regular basis and have contingency operation plans in place. We cannot, however, provide any assurance that our contingency or disaster recovery plans would adequately address all relevant issues.

ITEM 3 - LEGAL PROCEEDINGS

     As discussed in detail in our Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 13, 1998 (the "Second Quarter 10-Q"), we acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("VHI"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from Columbia HCA/HealthCare Corporation ("Columbia") and its affiliates on April 1, 1998 (the "Acquisition"). VHI, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on our future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending should not materially affect our consolidated financial position, results of operations or cash flows. A brief update of the most notable of the proceedings follows:

     VHI and several of its subsidiaries are party to two securities litigation matters, BASH, ET AL. V. VALUE HEALTH, INC., ET AL., No. 3:97cv2711 (JCH) (D.Conn.), and FREEDMAN, ET AL. V. VALUE HEALTH, INC., ET AL., No. 3:95 CV 2038
(JCH) (D.Conn). The two lawsuits, filed in 1995, allege that VHI and certain other defendants made false or misleading statements to the public in connection with VHI's acquisition of Diagnostek, Inc. in 1995. On April 24, 1998, the two lawsuits were consolidated. On February 18, 1999, the court granted plaintiffs' motions for class certification and certified a class consisting of (i) all persons who purchased or otherwise acquired shares of VHI during the period from April 3, 1995, through and including November 7, 1995, including those who acquired shares in connection with the Diagnostek merger; and (ii) all persons who purchased or otherwise acquired shares of Diagnostek during the period from March 27, 1995, through and including July 28, 1995. Expert discovery is to be completed by June 17, 1999, and any dispositive motions must be filed within 30 days thereafter.

     In connection with the Acquisition, Columbia has agreed to defend and hold us and our affiliates (including VHI) harmless from and against any liability that may arise in connection with either of the foregoing proceedings.
Consequently, we do not believe we will incur any material liability in connection with these matters.

     In addition, in the ordinary course of our business, there have arisen various legal proceedings, investigations or claims now pending against us and our subsidiaries unrelated to the Acquisition. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect our consolidated financial position, results of operations or cash flows.

     Since 1993, retail pharmacies have filed over 100 separate lawsuits against drug manufacturers, wholesalers and certain PBMs, challenging brand name drug pricing practices under various state and federal antitrust laws. The plaintiffs alleged, among other things, that the manufacturers had offered, and certain PBMs had knowingly accepted, discounts and rebates on purchases of brand name prescription drugs that violated the federal Robinson-Patman Act. Some plaintiffs also filed claims against the drug manufacturers and drug wholesalers alleging price fixing of pharmaceutical drugs in violation of Section 1 of the Sherman Act, and these claims were certified as a class action. Some of the drug manufacturers settled both the Sherman Act and the Robinson Patman claims against them. The class action Sherman Act settlements generally provide that the manufacturers will not refuse to pay discounts or rebates to retail pharmacies based on their status as such. Settlements with plaintiffs who opted out of the class are not part of the public record. The drug manufacturer and wholesaler defendants in the class action who did not settle were recently dismissed by the court on a motion for directed verdict. Plaintiffs who opted out of the class action will still have the opportunity to try their Sherman Act claims in separate lawsuits. The class action did not involve the Robinson-Patman claims, so many of those matters are still pending. We are not a party to any of these proceedings. To date, we do not believe any settlements have had a material adverse effect on our business. However, we cannot provide any assurance that the terms of the settlements will not materially adversely affect us in the future. In addition, we cannot predict the outcome or possible ramifications to our business of the cases in which the plaintiffs are trying their claims separately, and we cannot provide any assurance that we will not be made a party to any such separate lawsuits in the future.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

     MARKET INFORMATION. Our Class A Common Stock has been traded on the Nasdaq National Market ("Nasdaq") tier of The Nasdaq Stock Market under the symbol "ESRX" since June 9, 1992. Prior to that time, there was no public market for our Class A Common Stock. The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated. These prices reflect the two-for-one split on October 30, 1998, in the form of a 100% stock dividend to holders of record on October 20, 1998.

                                       Fiscal Year 1998 Fiscal Year 1997

Class A Common Stock           High          Low           High           Low

  First Quarter             $ 42.750     $ 27.000      $ 19.125       $ 15.625
  Second Quarter              45.000       35.500        24.500         16.375
  Third Quarter               45.250       31.625        27.250         20.750
  Fourth Quarter              69.000       33.875        32.375         25.313


     Our Class B Common Stock has no established public trading market, but those shares will automatically convert to Class A Common Stock on a share for share basis upon transfer thereof to any entity other than New York Life Insurance Company or one of its affiliates.

     HOLDERS. As of March 1, 1999, there were 209 stockholders of record of our Class A Common Stock, and 1 holder of record of our Class B Common Stock. We estimate there are approximately 9,000 beneficial owners of the Class A Common Stock.

     DIVIDENDS. The Board of Directors has not declared any cash dividends on our common stock since the initial public offering. The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future. The terms of our existing credit facility contains, and the terms of the credit facility we intend to consummate in connection with the pending DPS acquisition will contain, certain restrictions on our ability to declare or pay cash dividends.

     RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31,


(IN THOUSANDS, EXCEPT PER SHARE DATA)          1998(2)           1997            1996            1995           1994
-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                $  2,824,872    $  1,230,634    $    773,615    $    544,460   $    384,504
                                          -----------------------------------------------------------------------------
Costs and expenses:
    Cost of revenues                           2,584,997       1,119,167         684,882         478,283        338,151
    Selling, general and administrative          148,990          62,617          49,103          37,300         25,882
    Corporate restructuring                        1,651               -               -               -              -
                                          -----------------------------------------------------------------------------
                                               2,735,638       1,181,784         733,985         515,583        364,033
                                          -----------------------------------------------------------------------------
Operating income                                  89,234          48,850          39,630          28,877         20,471
Interest income (expense), net                  (12,994)           5,856           3,450             757            305
                                          -----------------------------------------------------------------------------
Income before income taxes                        76,240          54,706          43,080          29,634         20,776
Provision for income taxes                        33,566          21,277          16,932          11,307          8,053
                                          -----------------------------------------------------------------------------
Net income                                $       42,674  $       33,429   $      26,148   $      18,327  $      12,723
                                          =============================================================================
Earnings per share(3)
     Basic                                $         1.29  $         1.02   $        0.81   $        0.62  $        0.43
     Diluted                              $         1.27  $         1.01   $        0.80   $        0.60  $        0.42

Weighted average shares outstanding(3)
     Basic                                        33,105          32,713          32,160          29,560         29,588
     Diluted                                      33,698          33,122          32,700          30,545         30,293
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash                                       $     122,589  $       64,155   $      25,211   $      11,506   $      5,742
Working capital                                  117,611         166,062         128,259          58,653         38,082
Total assets                                   1,095,461         402,508         300,425         164,088        108,922
Debt:
     Short-term debt                              54,000
     Long-term debt                              306,000
Stockholders' equity                             249,694         203,701         164,090          77,379         52,485
-----------------------------------------------------------------------------------------------------------------------
Selected Data:
Pharmacy benefit covered lives                    22,900          12,600           9,900           8,100          5,700
Annual drug spending(3)                     $  4,495,000    $  2,486,000    $  1,636,000    $  1,172,000     $  716,000
Pharmacy network  claims processed               113,177          73,164          57,838          42,871         26,323
Mail pharmacy  prescriptions filled                7,426           3,899           2,770           2,129          1,594
EBITDA(4)                                   $    117,318    $     59,320    $     46,337    $     33,258     $   23,795
-----------------------------------------------------------------------------------------------------------------------

     (1)Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock split effective October 30, 1998.

     (2)Includes the acquisition of ValueRx effective April 1, 1998. Also includes a corporate restructuring charge in 1998 of $1,651 ($1,002 after tax). Excluding this restructuring charge, our basic and diluted earnings per share would have been $1.32 and $1.30, respectively.

     (3)Annual drug spending represents the aggregate drug expenditure managed by us whether or not we dispensed the drugs through our pharmacy networks, our mail pharmacy service operations, or through pharmacy networks and formulary programs we administer for our clients.

     (4)EBITDA is earnings before interest, taxes, depreciation and amortization, and corporate restructuring (operating income plus depreciation and amortization and corporate restructuring). EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service indebtedness. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow or as a measure of liquidity. In addition, our definition of EBITDA may not be comparable to similar measures reported by other companies.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During 1998, the Company continued executing its growth strategy of generating sales to new clients, expanding the services provided to existing clients, developing new products and services for sale to existing clients and pharmaceutical manufacturers and selectively pursuing strategic acquisitions and alliances. On April 1, 1998, the Company consummated its first major acquisition by acquiring "ValueRx", the PBM operations of Columbia/HCA Healthcare Corporation ("Columbia"), for approximately $460 million in cash, which included transaction costs and executive severance costs of approximately $6.7 million and $8.3 million, respectively. Specifically, the Company acquired various subsidiaries of Columbia each now or formerly conducting business as a PBM, including ValueRx Pharmacy Program, Inc. The acquisition was accounted for under the purchase method of accounting. Consequently, the Company's operating results include those of ValueRx from April 1, 1998. The net assets acquired have been preliminarily recorded at their estimated fair value, resulting in $289,863,000 of goodwill which is being amortized over 30 years.

     The acquisition of ValueRx enabled the Company to increase membership to approximately 22.9 million lives as of December 31, 1998 from approximately 12.6 million lives as of December 31, 1997, representing an 81.7% increase. In 1997, the Company increased membership by approximately 2.7 million lives from 9.9 million lives as of December 31, 1996, representing a 27.3% increase. The increase in membership in 1997 was primarily due to internal growth. Reflecting the addition of new clients implemented at January 1, 1999, the Company's net membership increased approximately 600,000 to approximately 23.5 million lives.

     The Company primarily derives its revenues from the sale of PBM services in the United States and Canada. The Company's PBM net revenues generally include administrative fees, dispensing fees and ingredient costs of pharmaceuticals dispensed from retail pharmacies included in one of the Company's networks or from one of the Company's mail pharmacies and records the associated costs in cost of revenues. Where the Company only administers the contracts between its clients and the clients' retail pharmacy networks, the Company records as net revenues only the administrative fee it receives from its activities. The Company also derives PBM net revenues from the sale of informed decision counseling services through its Express Health LineSM division, and the sale of medical information management services, which include provider profiling, disease management support services and outcomes assessments through its PPS subsidiary. Non-PBM net revenues are derived from (i) the sale of pharmaceuticals for and the provision of infusion therapy services through its IVTx subsidiary, (ii) an administrative fee received for members using the Company's vision program through its alliance with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation, and (iii) administrative fees received from drug manufacturers for the dispensing of pharmaceuticals through its Specialty Distribution division.

RESULTS OF OPERATIONS

NET REVENUES

                                  YEAR ENDED DECEMBER 31,

(IN THOUSANDS)     1998        INCREASE       1997        INCREASE      1996
-------------------------------------------------------------------------------
PBM           $   2,765,111     132.1%  $    1,191,173      60.3%   $   743,077
Non-PBM              59,761      51.4%          39,461      29.2%        30,538
                ---------------------------------------------------------------
Net revenues  $   2,824,872     129.5%  $    1,230,634      59.1%   $   773,615
                ===============================================================

     The Company experienced significant growth in its net revenues during 1998 over 1997 primarily due to the acquisition of ValueRx and, to a lesser extent, the Company's continuing ability to attract new clients as well as additional members from existing clients. Net revenues for the network pharmacy claims services increased $1,175,659,000, or 141.7%, in 1998 over 1997 and increased $311,195,000, or 60.0%, in 1997 over 1996. These increases are the result of growth in the number of network pharmacy claims processed of 54.7% in 1998 over 1997 and of 26.5% in 1997 over 1996, and an increase in the average net revenue per network pharmacy claim of 56.3% in 1998 over 1997 and an increase of 26.6% in 1997 over 1996. The increase in average net revenue per network pharmacy claim for both periods is primarily due to the following factors: (i) a larger number of clients using retail pharmacy networks established by the Company rather than retail pharmacy networks established by our clients, which results in the Company recording dispensing fees and ingredient costs in net revenues and cost of revenues, and (ii) higher drug ingredient costs resulting from price increases for existing drugs, new drugs introduced into the marketplace and changes in therapeutic mix and dosage. These increases were partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     The number of clients using retail pharmacy networks established by the Company increased significantly beginning in the second quarter of 1998 due to the acquisition of ValueRx, as substantially all ValueRx clients used the retail pharmacy networks established by ValueRx. As a result of this shift, gross margin percentages are reduced but the dollar amount of the gross profit is not significantly affected.

     Net revenues for mail pharmacy services increased $385,149,000, or 109.6%, in 1998 over 1997 and $129,273,000, or 58.2%, in 1997 over 1996. These increases are the result of the growth in mail pharmacy claims processed of 90.5% in 1998 over 1997 and 40.8% in 1997 over 1996, and an increase in the average net revenue per mail pharmacy claim of 10.0% in 1998 over 1997 and 12.4% in 1997 over 1996. The increase in the average net revenue per mail pharmacy claim for both periods is primarily due to the following factors: (i) the termination of inventory replacement programs maintained for two large clients during 1997; and
(ii) higher drug ingredient costs. These increases were partially offset by lower pricing offered by the Company in response to continued competitive pressures.

     Under the inventory replacement programs offered in 1996 and the first four months of 1997, the client provided drug inventory on consignment to fill mail service prescriptions for members of the client's plan, and the Company included only its dispensing fee as net revenue. For 1998 and most of 1997, all mail pharmacy clients utilized the Company's standard program in which the Company purchases and takes title to the inventory used to fill the prescriptions and, therefore, includes the ingredient costs as well as the dispensing fees in net revenues. This change had the effect of increasing both net revenues and cost of revenues during 1998 and 1997 compared to 1997 and 1996, respectively, but there was no significant effect on the Company's reported gross margin during 1998 and 1997 from the conversion to the standard program. In addition, the Company's inventory levels increased substantially during 1997 over 1996 as a result of the termination of the inventory replacement program.

     Net revenues for the Company's non-PBM services increased 51.4% in 1998 over 1997 and 29.2% in 1997 over 1996. The increases are primarily attributable to the continued growth in the number of members and/or clients who receive these services, higher drug ingredient costs and the Company's ability to develop new products and services.

COST AND EXPENSES

                                              YEAR ENDED DECEMBER 31,

(IN THOUSANDS)                        1998        INCREASE       1997        INCREASE       1996
-------------------------------------------------------------------------------------------------
PBM                                 $ 2,540,360     133.4%    $1,088,225       64.4%     $661,946
 Percentage of pbm net revenues           91.9%                    91.4%                    89.1%
Non-PBM                                  44,637      44.3%        30,942       34.9%     $ 22,936
 Percentage of non-pbm net                74.7%                    78.4%                    75.1%
 revenues
                                    -------------------------------------------------------------
Cost of revenues                      2,584,997     131.0%     1,119,167      63.4%     $684,882
 Percentage of net revenues               91.5%                    90.9%                   88.5%

Selling, general and administrative     130,116     127.2%         57,257     23.8%       46,267
 Percentage of net revenues                4.6%                      4.7%                   6.0%

Depreciation and amortization (1)        18,874     252.1%          5,360     89.0%        2,836
 Percentage of net revenues                0.7%                      0.4%                   0.4%

Corporate restructuring expense           1,651       NM               -        NM            -
 Percentage of net revenue                 0.0%                      0.0%                   0.0%
                                    =============================================================
Total cost and expenses             $ 2,735,638     131.5%    $ 1,181,784     61.0%     $733,985
                                    =============================================================
 Percentage of net revenues               96.8%                     96.0%                   94.9%

     (1) Represents depreciation and amortization expense included in selling, general and administrative expenses on the Company's Statement of Operations. Cost of revenues, above, includes depreciation and amortization expense on property, plant and equipment. nm = not meaningful


     The Company's cost of revenues for PBM services as a percentage of PBM net revenues continued to increase in 1998 and 1997 over 1997 and 1996, respectively. Cost of revenues for the Company's pharmacy network claims and mail pharmacy claims increased 145.5% and 106.7% during 1998 and 65.7% and 60.2% during 1997, respectively. The PBM gross margin as a percentage of PBM net revenues declined 0.5 percentage points during 1998 over 1997 and 2.3 percentage points during 1997 over 1996. The decrease in gross margin percentage in 1997 is due to the shift towards pharmacy networks established by the Company, as opposed to those established by its clients, higher drug ingredient costs and the termination of the inventory replacement programs, as discussed above in "--Net Revenues." The decrease in gross margin percentage in 1998 is primarily due to the shift towards pharmacy networks established by the Company. The pharmacy network shift continued due to the acquisition of ValueRx, as the ValueRx clients primarily used retail pharmacy networks established by ValueRx. This decrease was partially offset by operating efficiencies achieved in the Company's mail pharmacies during 1998 and revenues generated from integrated PBM services, such as medical and drug data analysis, that provide higher gross margins.

     Cost of revenues for non-PBM services decreased as a percentage of non-PBM net revenues from 1997 primarily due to the Company developing new business that generates higher gross margins. These higher gross margins were partially offset by increasing costs associated with continued expansion of certain operations and continued change in the product mix sold in 1998 compared to 1997. Cost of revenues for non-PBM services increased as a percentage of non-PBM net revenues in 1997 over 1996 primarily due to increasing costs associated with continued expansion of certain operations.

     Selling, general and administrative expenses increased $72,859,000, or 127.2%, in 1998 over 1997 and $10,990,000, or 23.8%, in 1997 over 1996. The increase during 1998 was the result of the Company's acquisition of ValueRx, costs incurred during the integration of ValueRx and costs required to expand the operational and administrative support functions to enhance management of the pharmacy benefit. The increase during 1997 was primarily due to the expansion of the operational and administrative support functions to enhance management of the pharmacy benefit. As a percentage of net revenues, selling, general and administrative expenses for 1998 decreased slightly to 4.6% from 4.7% in 1997. In 1997, selling, general and administrative expenses, as a percentage of net revenues, decreased 1.3 percentage points from 6.0% in 1996. Selling, general and administrative expenses, as a percentage of net revenues, in both periods were affected by the Company recording higher net revenues due to the shift towards pharmacy networks established by the Company, as opposed to those established by its clients and the termination of the inventory replacement programs, as discussed above for "Net Revenues."

     As part of its overall plan to achieve operating economies, the Company has been integrating ValueRx into its historical business. During 1998, the Company substantially met its integration goals by combining existing contracts and contracting procedures related to both suppliers and providers; integrating financial reporting systems, reducing the ValueRx computer systems from five to three, consolidating financial operations, consolidating organizational structure and employee benefits, and implementing a new sales and marketing program for enhanced PBM services. The Company expects to reduce the ValueRx computer systems to one by October, 1999. Except for certain new systems development costs, the Company is expensing integration costs as incurred.

     Depreciation and amortization substantially increased during 1998 over 1997 due to the acquisition of ValueRx. During 1998, the Company recorded amortization expense for goodwill and other intangible assets of $12,183,000. The remaining increases in 1998 and 1997 are primarily due to the Company expanding its operations and enhancing its information systems to better manage the pharmacy benefit.

     On June 17, 1998, the Company announced that it had reached an agreement with Cole, pursuant to which Cole will provide certain vision care services for the Company's clients and their members. The agreement enables the Company to focus on its PBM business while still offering vision care services to its members by transferring certain functions performed by its Express Scripts Vision Corporation to Cole, effective September 1, 1998. In conjunction with the agreement, the Company also announced plans to close the operations of its wholly-owned subsidiary, PhyNet, Inc., a vision program management services organization As a result, the Company recorded a one-time restructuring charge of $1,651,000 in 1998 comprised of asset write-downs of $1,235,000 and expected employee transition cash payments of $416,000 for 61 employees. During 1998, the Company incurred cash payments of $184,000 for employee transition and non cash adjustments of $704,000 for the write-down of assets. The Company anticipates completing the remainder of the restructuring transactions by the end of the third quarter of 1999.

INTEREST INCOME (EXPENSE), NET

                                           YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                       1998        INCREASE       1997        INCREASE     1996
----------------------------------------------------------------------------------------------
Interest expense                 $ (20,230)         nm      $ (225)            nm     $   (59)
 Percentage of net revenues           -0.7%                    0.0%                       0.0%

Interest income                       7,236       19.0%       6,081          73.3%       3,509
 Percentage of net revenues            0.2%                    0.5%                       0.5%
                                 -------------------------------------------------------------
Interest income (expense), net   $ (12,994)         nm      $ 5,856          69.7%     $ 3,450
                                 =============================================================
 Percentage of net revenues           -0.5%                    0.5%                       0.5%

nm = not meaningful

     During 1998, the Company recorded significant interest expense resulting from the financing of the ValueRx acquisition with $360 million in borrowings (see "Liquidity and Capital Resources"). Interest income increased $1,155,000, or 19.0%, in 1998 over 1997 and $2,572,000, or 73.3% in 1997 over 1996. The increases in 1998 and 1997 are due to the Company investing larger cash balances. In addition, in 1997 the larger cash balances were invested at higher interest rates than those in 1996.

PROVISION FOR INCOME TAXES

                                                YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                1998        INCREASE       1997        INCREASE       1996
-----------------------------------------------------------------------------------------------
Provision for income taxes    $33,566      57.8%        $21,277        25.7%      $16,932
Effective tax rate              44.0%                     38.9%                     39.3%

     The Company's effective tax rate increased in 1998 over 1997 due to the non-deductible goodwill and client contract amortization expense resulting from the ValueRx acquisition. It is expected that the effective tax rate will gradually decline towards the statutory rate as the Company's operating growth continues.

NET INCOME AND EARNINGS PER SHARE

                                                               YEAR ENDED DECEMBER 31,

(IN THOUSANDS)                               1998        INCREASE       1997        INCREASE       1996
--------------------------------------------------------------------------------------------------------------
Net income                               $     42,674      27.7%      $  33,429       27.8%      $  26,148
    Percentage of net revenue                    1.5%                      2.7%                       3.4%

Basic earnings per share                 $       1.29      26.5%      $    1.02       25.9%      $    0.81

Weighted average shares outstanding            33,105       1.2%         32,713        1.7%         32,160

Diluted earnings per share               $       1.27      25.7%      $    1.01       26.3%           0.80

Weighted average share outstanding             33,698       1.7%         33,122        1.3%         32,700


     The Company's net income increased $9,245,000 or 27.7% in 1998 over 1997, and $7,281,000 or 27.8% in 1997 over 1996. Excluding the after-tax one-time corporate restructuring charge for the managed vision business of $1,002,000, basic earnings per share and diluted earnings per share for 1998 would have been $1.32 and $1.30, respectively.

     On October 12, 1998, the Company announced a two-for-one stock split of its Class A and Class B Common Stock for stockholders of record on October 20, 1998, effective October 30, 1998. The split was effected in the form of a dividend by issuance of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.

LIQUIDITY AND CAPITAL RESOURCES

                                                               YEAR ENDED DECEMBER 31,

(IN THOUSANDS)                               1998        INCREASE       1997        INCREASE       1996
--------------------------------------------------------------------------------------------------------------
Net cash provided by operations           $126,574        141.1%      $ 52,503      75.8%       $29,863

     The increase in operating cash flow generated in 1998 by the Company is primarily due to the increase in net income and its continued focus on improving working capital management. The increase in operating cash flow generated in 1997 is primarily due to the increase in net income and the Company beginning its working capital management focus. The operating cash flow generated in 1996 is primarily due to the increase in net income. Management expects to fund its future debt service, integration costs, Year 2000 costs and other normal operating cash needs primarily with operating cash flow or with working capital borrowings under the $1.1 billion credit facility the Company intends to obtain in connection with the DPS acquisition (see below).

     The Company's capital expenditures in 1998 increased $10,836,000 or 83.2% over 1997 primarily due to the Company's concerted effort to invest in its information technology to enhance the services provided to its clients. In addition, the Company invested in equipment to improve efficiency at its mail pharmacy facilities and to manage the growth encountered at these facilities. In 1997, capital expenditures increased $3,537,000 or 37.3% primarily due to the investments required for the Company to manage its growth. Management expects to continue investing in technology that will provide efficiencies in its operations, manage its growth and enhance the service provided to its clients. Management expects to fund its future anticipated capital expenditures primarily with operating cash flow or with working capital borrowings under the $1.1 billion credit facility the Company intends to obtain in connection with the DPS acquisition (see below).

     During the first quarter of 1998, the Company negotiated a $440 million credit facility with a bank syndicate led by Bankers Trust Company. The five-year agreement became effective April 1, 1998, and included a $360 million term loan facility and an $80 million revolving loan facility. The term loan proceeds were utilized to consummate the acquisition of ValueRx. The agreement is guaranteed by the Company's domestic subsidiaries other than Practice Patterns Science, Inc. ("PPS") and Great Plains Reinsurance Company ("Great Plains") and secured by pledges of 100% (or, in the case of foreign subsidiaries, 65%) of the capital stock of the Company's subsidiaries other than PPS and Great Plains. The provisions of this credit facility require quarterly interest payments and, beginning in April 1999, semi-annual principal payments of $27 million, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. The interest rate is based on a spread (the "Credit Rate Spread") over several London Interbank Offered Rates ("LIBOR") or base rate options, depending upon the Company's ratio of earnings before interest, taxes, depreciation and amortization to debt. At December 31, 1998, the interest rate was 6.0625%, representing a Credit Rate Spread of 0.75% over the three-month LIBOR rate. This credit facility contains covenants that limit:
(i) the indebtedness the Company may incur, and (ii) the amount of the Company's annual capital expenditures. The covenants also establish: (i) a minimum interest coverage ratio, (ii) a maximum leverage ratio, and (iii) a minimum consolidated net worth. At December 31, 1998, the Company was in compliance with all covenants. In addition, the Company is required to pay an annual fee, depending on the leverage ratio, payable in quarterly installments, on the unused portion of the revolving loan. The commitment fee was 0.225% at December 31, 1998. As a result of this credit facility, the Company canceled its $25 million line of credit with Mercantile Bank of St. Louis on March 31, 1998.

     In connection with its acquisition of DPS, the Company intends to obtain a $1.1 billion credit facility from a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company and a $150 million senior subordinated bridge credit facility from Credit Suisse First Boston and Bankers Trust Company. The proceeds of the facilities will be used to purchase DPS and retire the $440 million credit facility with Bankers Trust Company. The $1.1 billion credit facility would also provide a revolving line of credit to meet working capital needs. In addition, the Company expects to issue $350 million in Class A Common Stock through an offering. The proceeds from the offering will be used to repay the $150 million subordinated bridge credit facility and a portion of the intended $1.1 billion credit facility.

     To alleviate interest rate volatility in connection with its $440 million credit facility, the Company entered into an interest rate swap arrangement for a notional principal amount of $360 million effective April 3, 1998, with First National Bank of Chicago, a subsidiary of Bank One Corporation. Under the terms of the swap, the Company agreed to receive a floating rate of interest on the amount of the term loan portion of the facility based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional amount of the swap is amortized in equal amounts with the principal balance of the term loan. As a result, the Company had, in effect, converted its variable rate term debt to fixed rate debt at 5.88% per annum for the entire term of the term loan, plus the Credit Rate Spread. The Company anticipates maintaining its interest rate swap in place to hedge the future variable interest rate payments on $360 million of the intended $1.1 billion credit facility.

     As of December 31, 1998, the Company had repurchased a total of 475,000 shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996, although no repurchases occurred during 1998. The Company's Board of Directors approved the repurchase of up to 1,700,000 shares and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions, subject to certain restrictions in the Company's intended $1.1 billion credit facility.

     The Company has reviewed and intends to continue to review potential acquisitions and affiliation opportunities. The Company believes that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. There can be no assurance the Company will make other acquisitions or affiliations in 1999 or thereafter.

OTHER MATTERS

     On March 16, 1998, the Company announced that, in connection with the consummation of the sale by New York Life Insurance Company ("New York Life") of NYLCare Health Plans, Inc. ("NYLCare") to Aetna U.S. Healthcare Inc. ("Aetna") (which occurred on July 15, 1998), the Company and Aetna had reached an agreement to extend the Company's PBM services and infusion therapy services agreements to HMO members through December 31, 2003. The existing PBM contract pricing is effective through December 31, 1999, and thereafter certain pricing adjustments (which the Company believes reflect an appropriate market price) will be instituted for the year 2000 and subsequent periods. The agreement between Aetna and the Company provides that the Company will continue providing PBM services, excluding informed decision counseling services, to 1.4 million HMO members through 2003, which is comparable to the NYLCare HMO membership base served by the Company prior to the Aetna acquisition. The infusion therapy agreements are extended under their current terms until December 31, 2000, and thereafter limited price adjustments may take effect under certain circumstances. The existing agreements for managed vision care and informed decision counseling will continue until December 31, 1999. The Company expects to continue providing PBM services to members of the NYLCare indemnity programs until such members are converted to new health insurance policies, which is anticipated to occur primarily during 1999. In connection with the Aetna arrangement, the Company and New York Life have reached an agreement in principle whereby New York Life may make certain transition-related payments to the Company in 1999. This agreement is subject to the approval of the Audit Committee of the Company's Board of Directors. The overall impact of this arrangement on earnings per share is not expected to be material in 1999.

     During 1998 and 1997, 4.8% and 15.7%, respectively, of the Company's PBM net revenues were from services provided to members of HMOs owned or managed by NYLCare or insurance policies administered by NYLCare while it was a wholly owned subsidiary of New York Life. Of the Company's net revenues for non-PBM services, 21.5% and 54.8% in 1998 and 1997, respectively, were for services provided to members of HMOs owned or managed by NYLCare or insurance policies administered by NYLCare while it was a wholly owned subsidiary of New York Life.

     Effective with the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards Statement 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 requires noncash changes in stockholders' equity to be combined with net income and reported in a new financial statement category entitled comprehensive income. Other than net income, the only component of comprehensive income for the Company is the change in the foreign currency translation account.

     Effective with fiscal year end 1998, the Company adopted Statement of Financial Accounting Standards Statement 131, Disclosures About Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 requires that the Company report certain information if specific requirements are met about operating segments of the Company, including information about services, geographic areas of operation and major customers. The information is to be derived from the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's operating segments. Adoption of FAS 131 did not affect the Company's results of operations or its financial position but did affect the disclosure of segment information (see Note 13 in our 1998 Consolidated Financial Statements).

     In June 1998, Statement of Financial Accounting Standards Statement 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be applicable to the Company's first quarter of fiscal year 2000. The Company's present interest rate swap (see "--Liquidity and Capital Resources") would be considered a cash flow hedge. Accordingly, the change in the fair value of the swap would be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of the hedge will be initially recognized in stockholders' equity and other comprehensive income and subsequently any changes in unrealized gain or loss from the initial measurement date will be recognized in earnings concurrent with the interest expense on the Company's underlying variable rate debt. If the Company had adopted FAS 133 as of December 31, 1998, the Company would have recorded the unrealized loss of $7,209,000 as a liability and reduction in stockholders' equity and other comprehensive income.

POST YEAR-END EVENTS

     On February 1, 1999, the Company announced a three-and-a-half-year contract with Blue Cross and Blue Shield of Massachusetts ("BCBSMA"). Beginning in the second half of 1999, the Company will provide retail network and mail pharmacy services, claims processing, clinical management support and other related services to approximately 1.2 million BCBSMA members.

     On February 9, 1999, the Company announced its definitive agreement to acquire DPS for $700 million in cash. The Company intends to finance the acquisition through its $1.1 billion credit facility and its $150 million senior subordinated bridge credit facility (see "--Liquidity and Capital Resources"). The acquisition will be accounted for under the purchase method of accounting and is subject to customary closing conditions and consummation and funding of the committed bank credit facility and senior subordinated bridge credit facility. The Company anticipates the transaction will close in the second quarter of 1999 and expects to issue $350 million in Class A Common Stock through a public offering. The net proceeds of the offering will be used to repay the senior subordinated bridge credit facility and a portion of the credit facility.

YEAR 2000

     The Company's operations rely heavily on computers and other information systems technologies. In 1995, the Company began addressing the "Year 2000" issue, which refers to the inability of certain computer systems to properly recognize calendar dates beyond December 31, 1999. This arises as a result of systems having been programmed with two digits rather than four digits to define the applicable year in order to conserve computer storage space, reduce the complexity of calculations and produce better performance. The two-digit system may cause computers to interpret the year "00" as "1900" rather than as "2000", which may cause system failures or produce incorrect results when dealing with date-sensitive information beyond 1999.

     The Company formed a Year 2000 task force to address this issue. The task force has performed a self-assessment and developed a compliance plan that addresses, in light of applicable industry standards, the testing and modification of: (i) internally developed application software, (ii) vendor developed application software, (iii) operating system software, (iv) utility software, (v) vendor/trading partner-supplied files, (vi) externally provided data or transactions, and (vii) non-information technology devices that are material to the Company's business. Progress in each area is monitored and management reports are given periodically.

     The Company has various applications and operating systems that are considered critical to its operations. Approximately 75% of these systems have been tested in an integrated environment by the Company for Year 2000 compliance. The remaining systems will either be tested and, if necessary, modified to be compliant by the end of the second quarter of 1999, or information residing on such systems will be integrated into a Year 2000 compliant operating system. Testing of the applications and operating systems includes the adjudication process, the eligibility process, the billing and remittance process, the communication process and the reporting process, including financial reporting. In addition, since 1995, all new internally developed software has been developed to be Year 2000 compliant and will be fully tested during the remainder of 1999.

     The Company is participating in a joint effort with other PBMs, retail pharmacy chains, transaction routing companies and adjudication software vendors to test Year 2000 compliance. The joint effort is called the "Y2K Provider & Vendor Testing Coalition" and is being facilitated by The National Health Information Network. The coalition has the support of major U.S. retail pharmacies, including American Stores, CVS, Eckerd, Rite-Aid, Wal-Mart and Walgreens. The inclusion of transaction routing vendors and software companies could permit up to 95% of the Company's pharmacy network to be tested (although there can be no assurance that all parties who are invited to participate will actually participate). The program will allocate the retail pharmacy chains and software vendors among the various PBMs who will be required to test the vendors' and pharmacy chains' Year 2000 compliance. The testing is expected to be completed during the third quarter of 1999.

     The Company has sent out approximately 1,500 letters to critical vendor/trading partners requesting a status report regarding their Year 2000 compliance. The Company has received responses from approximately 30% of these third parties, with the majority of the vendor/trading partners responding that they are currently addressing the Year 2000 issue and expect to be compliant. The Company is formulating a list of vendor/trading partners that have not responded in order to send second requests.

     The Company has also contacted several hundred clients and several thousand pharmacies whose computer systems appear to the Company not to be Year 2000 compliant in an effort to increase awareness of the problem and minimize or eliminate any disruption in data transfer activity between such parties and the Company. The Company has developed date windowing logic which it believes will address many issues concerning retail pharmacies and clients with noncompliant systems. Due to the Company's contracts typically extending over several years and the Company receiving member eligibility information from clients that reflect dates beyond the Year 2000, the Company has been receiving information that would identify certain Year 2000 issues for several years. Any problems the Company has encountered to date have been rectified by the client or, if necessary, by the Company using the Company's windowing logic. There can be no assurance, however, that all such problems that may be encountered in the future can be rectified with the windowing logic.

     In addressing the Year 2000 issue, the Company has and will continue to incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements. To date, the Company has incurred approximately $3,500,000 addressing the Year 2000 issue. The Company anticipates spending an additional $750,000 to $1,000,000 during 1999 addressing the Year 2000 issue. All expenditures are being expensed as incurred. To date, these costs have not had a material adverse effect on the Company's results of operations or financial condition, and are not expected to have a material adverse effect on the Company's future results of operations or financial condition.

     The Company believes that, with appropriate modifications to existing computer systems, updates by vendors and trading partners and conversion to new software in the ordinary course of its business, the Year 2000 issue is not likely to pose significant operational problems for the Company. However, if the above-described conversions are not completed in a proper and timely manner by all affected parties, or if the Company's logic for communicating with noncompliant systems is ineffective, the Year 2000 issue could result in material adverse operational and financial consequences to the Company. There can be no assurance that the Company's efforts, or those of vendors and trading partners (who are beyond the Company's control) will be successful in addressing the Year 2000 issue.

     The Company is in the process of formalizing its contingency plans to address potential Year 2000-related risks, including risks of vendor/trading partner noncompliance, as well as noncompliance of any of the Company's critical operations, and is expected to be substantially completed by the end of the second quarter of 1999. However, the formalization of the contingency plans is an ongoing process as the Company completes its testing and receives updates from vendor/trading partners. There can be no assurance that the Company's contingency plans will successfully address all potential circumstances or consequences.

IMPACT OF INFLATION

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenues and cost of revenues. To date the Company has been able to recover price increases from its clients under the terms of its agreements. As a result, changes in pharmaceutical prices have not had a significant adverse affect on the Company.

MARKET RISK

     To alleviate interest rate volatility in connection with its existing $440 million credit facility, the Company entered into an interest rate swap arrangement for a notional principal amount of $360 million effective April 3, 1998, with First National Bank of Chicago. Under the swap arrangement, the Company agreed to receive a floating rate of interest on an amount equal to the outstanding principal balance of the term loan portion of the credit facility based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum on such amount. The weighted average variable rate received by the Company for the period April 3, 1998 to December 31, 1998, was 5.5729%. The notional amount of the swap amortizes in equal amounts with the principal balance of the term loan. The swap expires on April 3, 2003. At December 31, 1998, the fair value of the swap was ($7,209,000).

     Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash-flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash-flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10% decline in interest rates at December 31, 1998, would have caused the fair value of the swap to decrease by an additional $3,812,000, resulting in a fair value of ($11,021,000).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Response to this item is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above.


ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Express Scripts, Inc.


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 60 resent fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 12, 1999

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                                                               DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                       1998                1997
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                         $     122,589     $        64,155
    Short-term investments                                                                                       57,938
    Receivables, less allowance for doubtful
        accounts of $17,806 and $4,802, respectively
            Unrelated parties                                                               433,006             194,061
            Related parties                                                                                      16,230
    Inventories                                                                              55,634              28,935
    Deferred taxes                                                                           41,011               2,303
    Prepaid expenses                                                                          4,667                 346
                                                                                  --------------------------------------
            Total current assets                                                            656,907             363,968
                                                                                  --------------------------------------
Property and equipment, less accumulated depreciation and amortization                       77,499              26,821
Goodwill, less accumulated amortization                                                     282,163                 251
Other assets                                                                                 78,892              11,468
                                                                                  -------------------------------------
            Total assets                                                               $  1,095,461       $     402,508
                                                                                  =====================================

Liabilities and Stockholders' Equity Current liabilities:
    Current maturities of long-term debt                                             $       54,000       $           -
    Claims and rebates payable                                                              338,251             164,920
    Accounts payable                                                                         60,247              17,979
    Accrued expenses                                                                         86,798              15,007
                                                                                  -------------------------------------
            Total current liabilities                                                       539,296             197,906
Long-term debt                                                                              306,000
Other liabilities                                                                               471                 901
                                                                                  --------------------------------------
    Total liabilities                                                                       845,767             198,807
                                                                                  --------------------------------------

Commitments and Contingencies (Notes 3, 9 and 15)

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, and no shares issued and outstanding
    Class A Common Stock, $.01 par value, 75,000,000 shares authorized,
        18,610,000 and 9,238,000 shares issued and outstanding, respectively                    186                  93
    Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
        15,020,000 and 7,510,000 shares issued and outstanding, respectively                    150                  75
    Additional paid-in capital                                                              110,099             106,901
    Accumulated other comprehensive income                                                     (74)                (27)
    Retained earnings                                                                       146,322             103,648
                                                                                  -------------------------------------
                                                                                            256,683             210,690
    Class A Common Stock in treasury at cost, 475,000 shares                                (6,989)             (6,989)
                                                                                  -------------------------------------
            Total stockholders' equity                                                      249,694             203,701
                                                                                  -------------------------------------
            Total liabilities and stockholders' equity                                 $  1,095,461        $    402,508
                                                                                  =====================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                                       YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                1998                1997               1996
------------------------------------------------------------------------------------------------------------------------
Net revenues (including $145,758, $208,118 AND
    $152,311, respectively from related parties)                     $ 2,824,872         $ 1,230,634        $   773,615
                                                              ----------------------------------------------------------
Cost and expenses:
    Cost of revenues                                                   2,584,997           1,119,167            684,882
    Selling, general and administrative                                  148,990              62,617             49,103
    Corporate restructuring                                                1,651                   -                  -
                                                              ----------------------------------------------------------
                                                                       2,735,638           1,181,784            733,985
                                                              ----------------------------------------------------------
Operating income                                                          89,234              48,850             39,630
                                                              ----------------------------------------------------------
Interest income (expense):
    Interest income                                                        7,236               6,081              3,509
    Interest expense                                                    (20,230)               (225)               (59)
                                                              ----------------------------------------------------------
                                                                        (12,994)               5,856              3,450
                                                              ----------------------------------------------------------
Income before income taxes                                                76,240              54,706             43,080
Provision for income taxes                                                33,566              21,277             16,932
                                                              ----------------------------------------------------------
Net income                                                         $      42,674       $      33,429       $     26,148
                                                              ==========================================================
Basic earnings per share                                           $        1.29       $        1.02       $       0.81
                                                              ==========================================================
Weighted average number of common shares
    outstanding during the period - Basic EPS                             33,105              32,713             32,160
                                                              ==========================================================

Diluted earnings per share                                        $         1.27       $        1.01       $       0.80
                                                              ==========================================================
Weighted average number of common shares outstanding
    during the period - Diluted EPS                                       33,698              33,122             32,700
                                                              ==========================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                            Number of Shares                                   Amount
                          -------------------    ----------------------------------------------------------------------------------
                                                                                   Accumulated
                          Class A    Class B      Class A    Class B   Additional    Other
                          Common     Common       Common     Common      Paid-in  Comprehensive   Retained    Treasury
(IN THOUSANDS)            Stock       Stock        Stock      Stock      Capital     Income       Earnings      Stock      Total
----------------------------------------------    ---------------------------------------------------------------------------------
Balance at December 31,
1995                         4,539     10,500     $     45  $    105    $33,158    $    -        $  44,071        -      $  77,379
                          --------------------    ---------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                                                                      26,148                  26,148
    Other comprehensive
      income,
        Foreign currency
          translation
          adjustment             -          -            -          -         -          (2)            -           -          (2)
                          --------------------    ---------------------------------------------------------------------------------
 Comprehensive income            -          -            -          -         -          (2)        26,148          -       26,146
    Conversion of Class B
     Common Stock to
     Class A Common Stock     2,990    (2,990)           30       (30)
 Issuance of Class A
    Common Stock
     Contractual agreement      227                       2              11,250                                             11,252
     Public offering          1,150                      12              52,580                                             52,592
 Exercise of stock options       68                       1               1,309                                              1,310
 Tax benefit relating to
    employee stock options                                                  661                                                661
 Treasury Stock acquired         -          -            -          -         -            -         -           (5,250)   (5,250)
                          -------------------    ---------------------------------------------------------------------------------
Balance at December 31,
 1996                         8,974     7,510            90         75   98,958          (2)        70,219       (5,250)   164,090
                          -------------------    ---------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                                                                      33,429                  33,429
    Other comprehensive
     income,
       Foreign currency
        translation
        adjustment               -          -            -           -        -         (25)          -              -        (25)
                           -------------------   ---------------------------------------------------------------------------------
Comprehensive income             -          -            -           -        -         (25)        33,429           -      33,404
   Exercise of stock
    options                     264                       3               4,769                                              4,772
   Tax benefit relating
    to employee stock
    options                                                               3,174                                              3,174
   Treasury Stock acquired       -          -            -           -        -            -          -          (1,739)   (1,739)
                          --------------------   ---------------------------------------------------------------------------------
Balance at December 31,
1997                          9,238      7,510           93         75  106,901         (27)       103,648       (6,989)   203,701
                          --------------------   ---------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                                                       42,674                  42,674
   Other comprehensive
    income,
     Foreign currency
      translation
       adjustmenty               -          -            -          -         -         (47)          -             -         (47)
                          --------------------   ---------------------------------------------------------------------------------
Comprehensive income             -          -            -          -         -         (47)        42,674          -       42,627
Issuance of stock
   dividend                   9,239      7,510           92         75    (167)
Exercise of stock
   options                      133                       1               2,020                                              2,021
Tax benefit relating to
   employee stock options        -          -             -          -    1,345            -          -             -        1,345
                          --------------------   ---------------------------------------------------------------------------------
Balance at December 31,
1998                         18,610     15,020    $     186   $    150 $110,099         (74)       146,322        (6,989)  249,694
                          ====================    ================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                         YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                                                          1998                1997               1996
-----------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income                                                      $     42,674        $     33,429       $     26,148
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                                     27,042              10,470              6,707
        Deferred income taxes                                             10,068               (834)                317
        Bad debt expense                                                   4,583               3,680              1,456
        Corporate restructuring, less cash payments of $184                1,467
        Tax benefit relating to employee stock options                     1,345               3,174                661
        Changes in operating assets and liabilities, net of
          changes resulting from acquisition:
            Receivables                                                 (35,083)            (50,166)           (48,149)
            Inventories                                                 (15,417)            (11,444)            (3,638)
            Prepaid expenses and other assets                                756               1,722            (3,104)
            Claims and rebates payable                                   107,660              57,968             41,055
            Accounts payable and accrued expenses                       (18,521)               4,504              8,410
                                                              ---------------------------------------------------------
Net cash provided by operating activities                                126,574              52,503             29,863
                                                              ---------------------------------------------------------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                 (460,137)                                  (940)
    Short-term investments                                                57,938             (3,550)           (54,388)
    Purchases of property and equipment                                 (23,853)            (13,017)            (9,480)
                                                              ---------------------------------------------------------
Net cash (used in) investing activities                                (426,052)            (16,567)           (64,808)
                                                              ---------------------------------------------------------

Cash flows from financing activities:
    Proceeds on long-term debt                                           360,000                   -                  -
    Proceeds from stock offering                                                                                 52,592
    Deferred financing fees                                              (4,062)
    Acquisition of treasury stock                                                            (1,739)            (5,250)
    Exercise of stock options                                              2,021               4,772              1,310
                                                              ---------------------------------------------------------
Net cash provided by financing activities                                357,959               3,033             48,652
                                                              ---------------------------------------------------------

Effect of foreign currency translation adjustment                           (47)                (25)                (2)
                                                              ---------------------------------------------------------

Net increase in cash and cash equivalents                                 58,434              38,944             13,705
Cash and cash equivalents at beginning of year                            64,155              25,211             11,506
                                                              =========================================================
Cash and cash equivalents at end of year                             $   122,589        $     64,155       $     25,211
                                                              =========================================================
Supplemental data:
Cash paid during the year for:
    Income taxes                                                    $     17,202        $     20,691       $     14,544
    Interest                                                        $     13,568      $          225    $            59


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND OPERATIONS. Express Scripts, Inc. (the "Company") is the largest full-service pharmacy benefit management ("PBM") company independent of pharmaceutical manufacturer ownership and drug store ownership in North America. The Company provides health care management and administration services on behalf of thousands of clients that include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. The Company's fully-integrated PBM services include network claims processing, mail-order pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services, which include provider profiling and outcome assessments through its majority-owned Practice Patterns Science, Inc. ("PPS") subsidiary, and informed decision counseling services through its Express Health LineSM division. The Company also provides non-PBM services which include infusion therapy services through its wholly-owned subsidiary IVTx, Inc. ("IVTx"), distribution services through its Specialty Distribution division, and, prior to September 1, 1998, provided managed vision care programs through its wholly-owned subsidiary Express Scripts Vision Corporation ("Vision").

     In March 1992, the Company, originally incorporated in Missouri in 1986, was reincorporated in Delaware and issued an aggregate of 21,000,000 shares of Class B Common Stock to Sanus Corp. Health Systems ("Sanus") in exchange for the outstanding shares of its common stock. Sanus at that time was an indirect subsidiary of New York Life Insurance Company ("NYL"). In April 1992, as a result of a reorganization, both the Company and Sanus became direct subsidiaries of NYLIFE HealthCare Management, Inc. ("NYLIFE"). Sanus has since changed its name to NYLCare Health Plans, Inc. ("NYLCare"). In April 1996, NYLIFE converted 5,980,000 Class B shares to Class A Common Stock and sold those shares in a public offering. NYLIFE continues to own all the remaining outstanding Class B Common Stock of the Company (see Note 11).

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Certain amounts in prior years have been reclassified to conform with 1998 classifications. The preparation of the consolidated financial statements conform to generally accepted accounting principles, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on hand and temporary investments in money market funds.

     SHORT-TERM INVESTMENTS. Short-term investments consisted of debt securities with a maturity of less than one year that the Company had the positive intent and ability to hold to maturity and are reported at amortized cost.

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

     SOFTWARE DEVELOPMENT COSTS. Research and development expenditures relating to the development of software to be marketed to clients, or to be used for internal purposes, are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date of general release to customers, or to the date placed into production, are capitalized and included as Property and Equipment. During 1998, 1997 and 1996, $10,244,000, $1,982,000 and $1,898,000 in software development costs were capitalized, respectively. Capitalized software development costs amounted to $27,516,000 and $5,269,000 at December 31, 1998 and 1997, respectively.
Amortization of the capitalized amounts commences on the date of general release to customers, or the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are also included in amortization expense. Amortization expense in 1998, 1997 and 1996 was $1,968,000, $622,000 and $136,000, respectively.

     GOODWILL. Goodwill is amortized on a straight-line basis over periods from 15 to 30 years. The amount reported is net of accumulated amortization of $8,114,000 and $251,000 at December 31, 1998 and 1997, respectively. The Company periodically evaluates the carrying value of goodwill for impairment. The evaluation of impairment is based on expected future operating cash flows on an undiscounted basis for the operations to which goodwill relates. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In the opinion of management, no such impairment existed at December 31, 1998 or 1997. Amortization expense, included in selling, general and administrative expenses, was $7,863,000, $42,000 and $42,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     OTHER INTANGIBLE ASSETS. Other intangible assets (included in other assets) consist of customer contracts, non-compete agreements and deferred financing fees and are amortized on a straight-line basis over periods from 2 to 20 years. Amortization expense for customer contracts and non-compete agreements, included in selling, general and administrative expenses, and for deferred financing fees, included in interest expense, was $4,320,000 and $609,000, respectively, for the year ended December 31, 1998.

     CONTRACTUAL AGREEMENTS. The Company has entered into corporate alliances with certain of its clients whereby shares of the Company's Class A Common Stock were awarded as advance discounts to the clients. The Company accounts for these agreements as follows:

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

     BETWEEN DECEMBER 15, 1995 AND NOVEMBER 20, 1997 - For agreements entered into between these dates, the Company utilizes the provisions of Financial Accounting Standards Board Statement 123 "Accounting for Stock-Based Compensations" ("FAS 123") which requires that all stock issued to nonemployees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued instead of the intrinsic value method utilized for stock issued or to be issued under alliances entered into prior to December 15, 1995. The Company has adopted FAS 123 as it relates to stock issued or to be issued under the Premier and Manulife alliances based on fair value at the date the agreement was consummated.

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

     Shares issued on the effective date of the contractual agreement are considered outstanding and included in basic and diluted earnings per share computations when issued. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in basic and dilutive earnings per share computation when all necessary conditions have been satisfied by the end of the period. If all necessary conditions have not been satisfied by the end of the period, the number of shares included in the dilutive earnings per share computation is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. The value of the shares of stock awarded as advance discounts is recorded as a deferred cost and included in other assets. The deferred cost is recognized in selling, general and administrative expenses over the period of the contract.

     IMPAIRMENT OF LONG LIVED ASSETS. The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In the opinion of management, no such impairment existed as of December 31, 1998 or 1997.

     DERIVATIVE FINANCIAL INSTRUMENTS. The Company has entered into an interest rate swap agreement in order to manage exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The interest rate swap is designated as a hedge of the Company's variable interest rate payments. Amounts received or paid are accrued as interest receivable or payable and as interest income or expense. The fair value of interest rate swap agreements is based on market prices. The fair value represents the estimated amount the Company would receive/pay to terminate the agreements taking into consideration current interest rates.

     In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Statement requires all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, the Statement specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be applicable to the Company's first quarter of fiscal year 2000. The Company's present interest rate swap (see Note 6) would be considered a cash flow hedge. Accordingly, the change in the fair value of the swap would be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of the hedge will be initially recognized in stockholders' equity and other comprehensive income, and subsequently any changes in unrealized gain or loss from the initial measurement date will be recognized in earnings concurrent with the interest expense on the Company's underlying variable rate debt. If the Company had adopted FAS 133 as of December 31, 1998, the Company would record the unrealized loss of $7,209,000 as a liability and reduction in stockholder's equity and other comprehensive income.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of the Company's term loan facility was estimated using either quoted market prices or the current rates offered to the Company for debt with similar maturity. The fair value of the swap ($7,209,000 liability at December 31, 1998) was based on quoted market price, which reflects the present value of the difference between estimated future fixed rate payments and future variable rate receipts.

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

     INCOME TAXES. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates.

     EARNINGS PER SHARE. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The only difference between the number of weighted average shares used in the basic and diluted calculation for all years is stock options and stock warrants granted by the Company using the "treasury stock" method, amounting to 593,000, 409,000 and 540,000 in 1998, 1997 and 1996, respectively.

     FOREIGN CURRENCY TRANSLATION. The financial statements of ESI Canada, Inc. are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada, Inc. is the local currency and translation adjustments are recorded within the other comprehensive income component of stockholders' equity.

     EMPLOYEE STOCK-BASED COMPENSATION. The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company applies the intrinsic value method of accounting and, therefore, does not recognize compensation expense for options granted, because options are only granted at a price equal to market value at the time of grant. During 1996, FAS 123 became effective for the Company. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. The Company has, therefore, elected to continue applying the intrinsic value method under APB 25. For companies that choose to continue applying the intrinsic value method, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized (see Note
12).

     COMPREHENSIVE INCOME. During 1998, Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," became effective for the Company. FAS 130 requires noncash changes in stockholders' equity be combined with net income and reported in a new financial statement category entitled "comprehensive income." Other than net income, the only component of comprehensive income for the Company is the change in the foreign currency translation adjustment. The Company has displayed comprehensive income within the Statement of Changes in Stockholders' Equity.

     SEGMENT REPORTING. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 requires that the Company report certain information, if specific requirements are met, about operating segments of the Company including information about services, geographic areas of operation and major customers. The information is to be derived from the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Adoption of FAS 131 did not affect the Company's results of operations or its financial position but did affect the disclosure of segment information (see Note 13).

2. ACQUISITION

     On April 1, 1998 the Company acquired all of the outstanding capital stock of Value Health, Inc. and Managed Prescriptions Network, Inc. (collectively, the "Acquired Entities") from Columbia/HCA Healthcare Corporation ("Columbia") for approximately $460 million in cash (which includes transactions costs and executive management severance costs of approximately $6.7 million and $8.3 million, respectively), approximately $360 million of which was obtained through a five-year bank credit facility (see Note 6) and the remainder from the Company's cash balances and short term investments. At closing, the Acquired Entities owned various subsidiaries that now or formerly conducted a PBM business, commonly known as "ValueRx".

     The acquisition has been accounted for using the purchase method of accounting and the results of operations of the Acquired Entities have been included in the consolidated financial statements and PBM segment since April 1, 1998. The purchase price has been preliminarily allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired was originally allocated to other intangible assets consisting of customer contracts and non-compete agreements in the amount of $57,653,000 which are being amortized using the straight-line method over the estimated useful lives of 2 to 20 years and are included in other assets, and goodwill in the amount of $289,863,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. In conjunction with the acquisition, the Acquired Entities and their subsidiaries retained the following liabilities:


(IN THOUSANDS)
----------------------------------------------------------------
Fair value of assets acquired               $            656,488
Cash paid for the capital stock                        (460,137)
                                          =======================
          Liabilities retained              $            196,351
                                          =======================

         The following unaudited pro forma information presents a summary of combined results of operations of the Company and the Acquired Entities as if the acquisition had occurred at the beginning of the period presented, along with certain pro forma adjustments to give effect to amortization of goodwill, other intangible assets, interest expense on acquisition debt and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates. Included in the pro forma information are integration costs incurred by the Company that are being reported within selling, general and administrative expenses in the statement of operations.


                                                 YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)         1998                    1997
-------------------------------------------------------------------------------
Net revenues                              $  3,234,800            $  2,877,906
Net income                                      42,696                  33,687
Basic earnings per share                          1.29                    1.03
Diluted earnings per share                        1.27                    1.02


3. CONTRACTUAL AGREEMENTS

     On December 31, 1995, the Company entered into a ten-year corporate alliance with Premier Purchasing Partners, L.P. (formerly, American Healthcare Systems Purchasing Partners, L.P., the "Partnership"), an affiliate of Premier, Inc. ("Premier"). Premier is an alliance of health care systems resulting from the merger in 1995 of American Healthcare Systems, Premier Health Alliance and SunHealth Alliance. Under the terms of the transaction, the Company is Premier's preferred vendor of pharmacy benefit management services to Premier's shareholder systems and their managed care affiliates and will issue shares of its Class A Common Stock as an administrative fee to the Partnership based on the attainment of certain benchmarks, principally related to the number of members receiving the Company's pharmacy benefit management services under the arrangement, and to the achievement of certain joint purchasing goals. The Company may be required to issue up to 4,500,000 shares to the Partnership over a period up to the first five years of the agreement if the Partnership exceeds all benchmarks. Except for certain exemptions from registration under the 1933 Act, any shares issued to the Partnership cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws.

     In accordance with the terms of the agreement, the Company issued 454,546 shares of Class A Stock to Premier in May, 1996. The shares were valued at $11,250,000 and are being amortized over the then remaining term of the agreement. Amortization expense in 1998, 1997 and 1996 was $1,164,000, $1,164,000 and $776,000, respectively. No additional shares have been earned by Premier through December 31, 1998.

     Effective January 1, 1996, the Company executed a multi-year contract with The Manufacturers Life Insurance Company ("Manulife"), to introduce pharmacy benefit management services in Canada. Manulife's Group Benefits Division continues to work with ESI Canada to provide these services. Under the terms of the agreement, the Company is the exclusive third-party provider of pharmacy benefit management services to Manulife's Canadian clients. The Company also will issue shares of its Class A Common Stock as an advance discount to Manulife based upon achievement of certain volumes of Manulife pharmacy claims processed by the Company. No shares will be issued until after the fourth year of the agreement based on volumes reached in years two through four. The Company anticipates issuing no more than 474,000 shares to Manulife over a period up to the first six years of the agreement. Except for certain exemptions from registration under the 1933 Act, any shares issued to Manulife cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws. In accordance with the terms of the agreement, no stock has been issued since inception.

     If Manulife has not exercised an early termination option at the end of the sixth or tenth year of the agreement, the Company will issue at each of those times a ten-year warrant as an advance discount to purchase up to approximately 237,000 additional shares of the Company's Class A Common Stock exercisable at 85% of the market price at those times. The actual number of shares for which such warrant is to be issued is based on the volume of Manulife pharmacy claims processed by the Company in year six and year ten, respectively.

     Pursuant to an agreement with Coventry Corporation, an operator of health maintenance organizations located principally in Pennsylvania and Missouri, on January 3, 1995, the Company issued 50,000 shares of Class A Common Stock as an advance discount to Coventry in a private placement. These shares were valued at $13.69 per share, the split-adjusted per share market value of the Company's Class A Common Stock on November 22, 1994, which was the date the agreement was consummated and the obligation of the parties became unconditional. No revision of the consideration for the transaction occurred between November 22, 1994 and January 3, 1995. The shares issued to Coventry were being amortized over a six-year period. However, due to Coventry extending the agreement for only two years, as discussed below, instead of three years, the estimated useful life of the shares issued has been reduced to five years. Amortization expense was $171,000, $114,000 and $114,000 for each of the years ended December 31, 1998, 1997 and 1996, respectively. Except for certain exemptions from registration under the Securities Act of 1933 ("the 1993 Act"), these shares cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws.

     Effective January 1, 1998, Coventry renewed the agreement for a two-year term through December 31, 1999. As part of the agreement, the Company issued warrants as an advance discount to purchase an additional 50,000 shares of the Company's Class A Common Stock, exercisable at 90% of the market value at the time of renewal. During 1998, the Company expensed the advance discount which represented 10% of the market value.

     On October 13, 1992, the Company entered into a five-year arrangement with FHP, Inc. ("FHP") pursuant to which the Company agreed to provide pharmacy benefit services to FHP and its members. FHP is an operator of health maintenance organizations, principally in the western United States. In February 1997, PacifiCare Health Systems, Inc. ("PacifiCare") completed the acquisition of FHP. As a result of the merger, PacifiCare informed the Company that it would not enter into a long-term extension of the agreement and reached an agreement with the Company to phase-out membership starting in July 1997 and continued through March 1998.

     In accordance with the agreement, the Company commenced providing pharmacy benefit services to FHP and its members on January 4, 1993. On the commencement date and pursuant to the agreement, the Company issued 400,000 shares of its Class A Common Stock as advance discounts to FHP in a private placement. These shares were valued at $4.13 per share, the split-adjusted per share market value of the Company's Class A shares on October 13, 1992, which was the date the agreement was consummated and the obligations of the parties became unconditional. No revision of the consideration for the transaction occurred between October 13, 1992 and January 4, 1993. The cost of the shares issued to FHP was amortized over a five-year period ending in 1997. No amortization expense was recorded in 1998. Amortization expense was $990,000 in 1997 and $165,000 in 1996.

4. RELATED PARTY TRANSACTIONS

     The Company had agreements to provide claims processing services and mail pharmacy prescription services for NYLCare, in return for which it receives processing fees and reimbursement for the contracted cost of the claims. Effective July 15, 1998, NYL consummated the sale of NYLCare to Aetna U.S. Healthcare, Inc., an unrelated party. Therefore, related party amounts for 1998 represent only the period in which NYL owned NYLCare. Transactions subsequent to July 15, 1998 have been included in unrelated parties. Cost of revenues from related parties were $127,255,000, $176,761,000 and $122,157,000 in 1998, 1997
and 1996, respectively.

The amount receivable from or (due to) related parties comprised the following:


                                                 DECEMBER 31,
(IN THOUSANDS)                                       1997
----------------------------------------------------------------
Receivable from NYLCare                                 $ 23,709
Due to NYLCare                                           (7,479)
                                          =======================
Total related party receivable                          $ 16,230
                                          =======================

         Prior to July 15, 1998, the Company was the exclusive provider of pharmacy benefit management services to NYLCare's managed health care subsidiaries, subject to certain exceptions. The Company's agreement with NYLCare provided that fees from drug manufacturers whose products are used in the Company's formularies related to NYLCare subsidiaries was allocated 100% to the Company up to $400,000 and 75% to NYLCare and 25% to the Company thereafter. The Company was also the non-exclusive provider of pharmacy benefit management services to New York Life and Health Insurance Company ("NYLHIC"), a subsidiary of NYLCare. In 1996 fees from drug manufacturers with respect to this business were allocated 100% to the Company. Effective January 1, 1997, the Company shared such fees with NYLHIC on a fixed per script amount which approximates 40% of the total of such fees.

         Such fees allocated to NYLCare and NYLHIC were $7,257,000, $11,690,000 and $7,636,000 in 1998, 1997 and 1996, respectively, and $2,307,000 in 1998,
$5,803,000 in 1997 and $3,064,000 in 1996 were allocated to the Company and have been classified in the accompanying consolidated statement of operations as a reduction of cost of revenues.

         As discussed in Note 3, the Company has entered into a ten year corporate alliance with Premier. Richard Norling is the Chief Operating Officer of Premier and a member of the Company's Board of Directors. No consideration, monetary or otherwise, has been exchanged between the Company and Premier between the period September 1997 and December 1998 (the period during which Premier and the Company are related parties). The Company may be required to issue additional shares of its Class A Common Stock to Premier as discussed in
Note 3.

         Premier is required to promote the Company as the preferred PBM provider to health care entities, plans and facilities which participate in Premier's purchasing programs. However, all contractual arrangements to provide services are made directly between the Company and these entities, at varying terms and independent of any Premier involvement. Therefore, the associated revenues earned and expenses incurred by the Company are not deemed to be related party transactions. During 1998, the net revenues that the Company derived from services provided to the health care entities participating in Premier's purchasing programs was $78,539,000.

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:


                                                DECEMBER 31,
(IN THOUSANDS)                           1998                    1997
-------------------------------------------------------------------------
Land                                 $      2,051         $             -
Building                                    3,076
Furniture                                   8,336                   4,362
Equipment                                  52,758                  28,924
Computer software                          37,412                  12,011
Leasehold improvements                      8,275                   3,934
                                    -------------------------------------
                                          111,908                  49,231
Less accumulated depreciation and
    amortization                           34,409                  22,410
                                    -------------------------------------
                                       $   77,499              $   26,821
                                    =====================================

6. FINANCING

     On April 1, 1998, the Company executed a $440 million credit facility with a bank syndicate led by Bankers Trust Company, consisting of a $360 million term loan facility and an $80 million revolving loan facility. The credit facility expires on April 15, 2003 and is guaranteed by the Company's domestic subsidiaries other than Practice Patterns Science, Inc. ("PPS"), and Great Plains Reinsurance Company ("Great Plains") and secured by pledges of 100% (or, in the case of foreign subsidiaries, 65%) of the capital stock of the Company's subsidiaries other than PPS and Great Plains. The provisions of this loan require quarterly interest payments and, beginning in April 1999, semi-annual principal payments. The interest rate is based on a spread ("Credit Rate Spread") over several London Interbank Offered Rates ("LIBOR") or base rate options, depending upon the Company's ratio of earnings before interest, taxes, depreciation and amortization to debt ("Leverage Ratio"). At December 31, 1998, the interest rate was 6.0625%, representing a credit rate spread of 0.75% over the three month LIBOR rate. The credit facility contains covenants that limit the indebtedness the Company may incur and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum consolidated net worth. At December 31, 1998, the Company was in compliance with all covenants. In addition, the Company is required to pay an annual fee depending on the leverage ratio, payable in quarterly installments, on the unused portion of the revolving loan. The commitment fee was 22.5 basis points at December 31, 1998. There were no borrowings at December 31, 1998 under the revolving loan facility. The carrying amount of the Company's term loan facility approximates fair value.

     In conjunction with the credit facility and as part of the Company's policy to manage interest rate risk, the Company entered into an interest rate swap agreement ("swap") with The First National Bank of Chicago, a subsidiary of Bank One Corporation, on April 3, 1998. At December 31, 1998, the swap had a notional principal amount of $360 million. Under the terms of the swap, the Company agrees to receive a floating rate of interest on the amount of the term loan facility based on a three month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional principal amount of the swap amortizes in equal amounts with the principal balance of the term loan facility. As a result, the Company has, in effect, converted its variable rate term debt to fixed rate debt at 5.88% per annum for the entire term of the term loan facility, plus the Credit Rate Spread.

     The following represents the schedule of current maturities for the term loan facility (amounts in thousands):


 Year Ended December 31,
---------------------------------------------------------------
           1999                             $            54,000
           2000                                          72,000
           2001                                          90,000
           2002                                          96,000
           2003                                          48,000
                                         =======================
                                             $          360,000
                                         =======================

     Prior to April 1, 1998, the Company maintained a $25,000,000 unsecured line of credit with the Mercantile Bank National Association which was terminated upon the consummation of the Bankers' Trust credit facility. Additionally, the Company allowed another line of credit in the amount of $25 million to lapse on October 31, 1997. Terms of the agreements were as follows: interest was charged on the principal amount outstanding at a rate equal to any of the following options which the Company, at its option shall select: (i) the bank's "prime rate", (ii) a floating rate equal to the Bank's cost of funds rate plus 50 basis points, or (iii) a fixed rate for periods of 30, 60, 90 or 180 days equal to the LIBOR rate plus 50 basis points. Fees under the agreements on any unused portion were charged at ten hundredths of one percent per year. At December 31, 1997, the Company had no outstanding borrowings under this agreement, nor did it borrow any amounts under these agreements during 1997.


7. CORPORATE RESTRUCTURING

     During 1998, the Company recorded a pre-tax restructuring charge of $1,651,000 ($1,002,000 after taxes or $0.03 per basic earnings per share and $0.03 per dilutive earnings per share) associated with the Company closing the non-PBM service operations of its wholly-owned subsidiary, PhyNet, Inc., and transferring certain functions of its Express Scripts Vision Corporation to another vision care provider.


                                                                                                 BALANCE AT
                                                   1998                    UTILIZED              DECEMBER 31,
(AMOUNTS IN THOUSANDS)                            CHARGE            CASH             NONCASH          1998
-------------------------------------------------------------------------------------------------------------
Write-down of long-lived assets                   $1,235        $       -            $  704            $  531
Employee transition costs for 61 employees           416              184                 -               232
                                            ============= ================ ================= =================
                                                  $1,651           $  184            $  704            $  763
                                            ============= ================ ================= =================


     The restructuring charge includes tangible assets to be disposed of being written down to their net realizable value, less cost of disposal. Considerable management judgment is necessary to estimate fair value, accordingly, actual results could vary from such estimates. The Company anticipates completing the remainder of the restructuring actions by the end of the third quarter of 1999.

8. INCOME TAXES

         The income tax provision consists of the following:



                                                  YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                                 1998              1997              1996
-----------------------------------------------------------------------------------------
Current provision:
    Federal                                   $ 20,171        $ 19,048          $ 13,945
    State                                        3,049           2,779             2,480
    Foreign                                        278             284               190
                                             --------------------------------------------
        Total current provision                 23,498          22,111            16,615
                                             --------------------------------------------
Deferred provision:
    Federal                                      8,694           (714)               267
    State                                        1,374           (120)                50
                                             --------------------------------------------
        Total deferred provision                10,068           (834)               317
                                             --------------------------------------------
Total current and deferred provision          $ 33,566        $ 21,277          $ 16,932
                                             ============================================

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows (The effect of foreign taxes on the effective tax rate for 1998, 1997 and 1996 is immaterial):



                                                              YEAR ENDED DECEMBER 31,
                                                   1998           1997                1996
-------------------------------------------------------------------------------------------
Statutory federal income tax rate                  35.0%           35.0%              35.0%
State taxes net of federal benefit                  3.8             3.8                4.3
Non-deductible amortization of goodwill and
    customer contracts                              4.9
Other, net                                          0.3             0.1                 -
                                                  -----------------------------------------
Effective tax rate                                 44.0%           38.9%              39.3%
                                                  ==========================================

     The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:


                                                                  DECEMBER 31,
(IN THOUSANDS)                                             1998                    1997
------------------------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for bad debts                                      $  8,013                $  1,578
   Inventory costing capitalization and reserves                     684                     675
   Accrued expenses                                               34,170                     512
   Depreciation and property differences                           6,808
   Non-compete agreements                                            933
   Other                                                              17                      79
                                                  ----------------------------------------------
       Gross deferred tax assets                                  50,625                   2,844
Deferred tax liabilities:
   Depreciation and property differences                                                 (1,166)
   Other                                                           (462)                    (91)
                                                  ----------------------------------------------
       Gross deferred tax liabilities                              (462)                 (1,257)
                                                  ----------------------------------------------

Net deferred tax assets                                         $ 50,163                $  1,587
                                                  ==============================================


     The Company believes it is probable that the net deferred tax assets, reflected above, will be realized in future tax returns primarily from the generation of future taxable income.

9. COMMITMENTS AND CONTINGENCIES

     The Company has entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to eleven years. Rental expense under the office and distribution facilities leases in 1998, 1997 and 1996 was $3,876,000, $2,272,000 and $2,099,000, respectively. The future minimum lease payments due under noncancellable operating leases is as follows:


            Year Ended December 31,
--------------------------------------------------------------------

                      1999                         $       5,555,000
                      2000                                 5,960,000
                      2001                                 5,873,000
                      2002                                 5,758,000
                      2003                                 5,667,000
                   Thereafter                             28,648,000
                                              =======================
                                                    $     57,462,000
                                              =======================

     For the year ended December 31, 1998, approximately 56.2% of the Company's pharmaceutical purchases were through one wholesaler. The Company believes other alternative sources are readily available and that no other concentration risks exist at December 31, 1998.

     In the ordinary course of business (which includes the business conducted by ValueRx prior to the Company's acquisition on April 1, 1998), various legal proceedings, investigations or claims pending have arisen against the Company and its subsidiaries (ValueRx continues to be a party to several proceedings that arose prior to April 1, 1998). The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

10. EMPLOYEE BENEFIT PLANS

     RETIREMENT SAVINGS PLAN. The Company offers all of its full-time employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees may elect to enter a written salary deferral agreement under which a maximum of 10% of their salary (effective January 1, 1999 maximum deferral is 12%), subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. The Company matches the first $2,000 of the employee's contribution for the year. For the year ended December 1998, 1997 and 1996, the Company made contributions of approximately $1,751,000, $909,000 and $639,000, respectively.

     EMPLOYEE STOCK PURCHASE PLAN. In December, 1998, the Company's Board of Directors approved an employee stock purchase plan, effective March 1, 1999, that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of the Company's Class A Common Stock. Participating employees may elect to contribute up to 10% of their salary to purchase common stock at the end of each six month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Class A Common Stock reserved for future employee purchases under the plan was 250,000 at December 31, 1998.

     DEFERRED COMPENSATION PLAN. In December, 1998, the Compensation Committee of the Board of Directors approved a non-qualified deferred compensation plan (the "Executive Deferred Compensation Plan"), effective January 1, 1999, that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and the Company. Participants become fully vested in Company contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 1999, the annual Company contribution will be equal to 6% of each participant's total annual compensation, with 25% being invested in the Company's Class A common stock and the remaining being allocated to a variety of investment options. As a result, of the implementation, the Company accrued as compensation expense $797,000 in 1998 as a past service contribution which is equal to 8% of each participant's total annual cash compensation for the period of the participant's past service with the Company in a senior executive capacity.

11. COMMON STOCK

     The holders of Class A Common Stock have one vote per share, and the holders of Class B Common Stock have ten votes per share. NYLIFE is the sole holder of Class B Common Stock. Class B Common Stock converts into Class A Common Stock on a share-for-share basis upon transfer (other than to New York Life or its affiliates) and is convertible at any time at the discretion of the holder. At December 31, 1998, NYLIFE and the holders of Class A Common Stock have control over approximately 89.0% and 11.0%, respectively, of the combined voting power of all classes of Common Stock.

     In April 1996, NYLIFE converted 5,980,000 shares of Class B Common Stock to Class A Common Stock and sold the Class A shares in a public offering. The Company did not receive any proceeds from the sale of these shares. The Company sold an additional 2,300,000 Class A shares in the same stock offering and received net proceeds of $52,592,000 after deducting expenses incurred in connection with the offering.

     In October 1998, the Company announced a two-for-one stock split of its Class A and Class B common stock for stockholders of record on October 20, 1998, effective October 30, 1998. The split was effected in the form of a dividend by issuance of one additional share of Class A common stock for each share of Class A common stock outstanding and one additional share of Class B common stock for each share of Class B common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share have been adjusted for the stock split except on the Consolidated Balance Sheet and the Consolidated Statement of Changes in Stockholder's Equity.

     As of December 31, 1998, the Company had repurchased a total of 475,000 shares of its Class A Common Stock under the open-market stock repurchase program announced by the Company on October 25, 1996, although no repurchases occurred during 1998. The Company's Board of Directors approved the repurchase of up to 1,700,000 shares, and placed no limit on the duration of the program.
Future purchases, if any, will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions, subject to certain restrictions in the credit agreement described above.

     As of December 31, 1998, 5,807,000 shares of the Company's Class A Common Stock have been reserved for issuance to organizations with which the Company has signed contractual agreements (see Note 3).

12. STOCK-BASED COMPENSATION PLANS

     At December 31, 1998, the Company has three fixed stock-based compensation plans, which are described below.

     In April 1992, the Company adopted a stock option plan which it amended in 1995, which provides for the grant of nonqualified stock options and incentive stock options to officers and key employees of the Company selected by the Compensation Committee of the Board of Directors. Initially, a maximum of 1,400,000 shares of Class A Common Stock could be issued under the plan. That amount increases annually each January 1, from January 1, 1993 to and including January 1, 1999 by 140,000, to a maximum of 2,380,000 shares. By unanimous written consent dated June 6, 1994, the Board of Directors adopted the Express Scripts, Inc. 1994 Stock Option Plan, also amended in 1995, 1997 and 1998. A total of 1,920,000 shares of the Company's Class A Common Stock has been reserved for issuance under this plan. Under either plan, the exercise price of the options may not be less than the fair market value of the shares at the time of grant. The Compensation Committee has the authority to establish vesting terms, and typically provides that the options vest over a five-year period from the date of grant. The options may be exercised, subject to a ten-year maximum, over a period determined by the Committee.

     In April 1992, the Company also adopted a stock option plan which was amended in 1995 and 1996 and provides for the grant of nonqualified stock options to purchase 48,000 shares to each director who is not an employee of the Company or its affiliates. A maximum of 384,000 shares of Class A Common Stock may be issued under this plan at a price equal to fair market value at the date of grant. The plan provides that the options vest over a three- or five-year period from the date of grant.

     The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options plans. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. Note that due to the adoption of the methodology prescribed by FAS 123, the pro forma results shown below only reflect the impact of options granted in 1998, 1997 and 1996. Because future options may be granted and vesting typically occurs over a five year period, the pro forma impact shown for 1998, 1997 and 1996 is not necessarily representative of the impact in future years.



(IN THOUSANDS, EXCEPT PER SHARE DATA)           1998            1997            1996
-------------------------------------------------------------------------------------
Net income
    As reported                               $42,674         $33,429         $26,148
    Pro forma                                  38,585          32,034          25,235

Basic earnings per share
    As reported                             $    1.29       $    1.02       $    0.81
    Pro forma                                    1.16            0.98            0.78

Diluted earnings per share
    As reported                             $    1.27       $    1.01       $    0.80
    Pro forma                                    1.14            0.97            0.77


     The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:


                                 1998              1997          1996
-------------------------------------------------------------------------
Expected life of option         2-7 years      2-7 years     1-6 years
Risk-free interest rate          4.1-5.9%       5.7-6.6%     5.0-6.5%
Expected volatility of stock       44%            40%         30-50%
Expected dividend yield            None           None         None


     A summary of the status of the Company's three fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below.


                                                1998                      1997                           1996
                                     ---------------------------------------------------------------------------------------
                                                   Weighted-Average            Weighted-Average             Weighted-Average
                                                     Exercise                    Exercise                    Exercise
                                                      Price                        Price                       Price
(share data in thousands)                 Shares                      Shares                       Shares
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            1,702     $17.21            1,677      $12.56            1,446    $ 10.30
Granted                                     1,866     40.65               602      22.78               642     19.85
Exercised                                   (133)     14.71             (529)       8.80             (131)         9.98
Forfeited/cancelled                         (655)     38.82              (48)      17.56             (280)     18.80
                                     =============               =============                =============
Outstanding at end of year                  2,780     28.02             1,702      17.21             1,677     12.56
                                     =============               =============                =============
Options exercisable at year end               800                         641                          756

Weighted-average fair value of
  options granted during the year          $18.07                      $ 9.91                       $ 6.57


     The following table summarizes information about fixed stock options outstanding at December 31, 1998:


                                         Options Outstanding                                 Options Exercisable
                     -----------------------------------------------------------    -----------------------------------
     Range of
  Exercise Prices          Number         Weighted-Average                                Number       Weighted-Average
  (SHARE DATA IN       Outstanding at        Remaining         Weighted-Average         Exercisable     Exercise Price
    THOUSANDS)            12/31/98        Contractual Life      Exercise Price          at 12/31/98
-------------------- -----------------------------------------------------------    -----------------------------------
   $   3.25 - 15.25                 561                 5.33               $10.09                  426           $ 8.71
      15.50 - 23.50                 618                 7.15                18.64                  278            18.47
      24.50 - 35.63               1,013                 8.99                31.22                   96            26.02
      37.44 - 42.39                 218                 9.44                39.89
              55.13                 370                 9.96                55.13                    -
                     ===================                                              =================
   $   3.25 - 55.13               2,780                 8.01                28.02                  800            14.17
                     ===================                                              =================


13. SEGMENT INFORMATION

     The  Company  is  organized  on the  basis  of  services  offered  and  has determined that it has two reportable segments: PBM services and non-PBM services (defined in Note 1 "organization and operations"). The Company manages the pharmacy benefit within an operating segment which encompasses a fully-integrated PBM service. The remaining three operating service lines (IVTx, Specialty Distribution and Vision) have been aggregated into a non-PBM reporting segment.

     The following table presents information about the reportable segments for the years ended December 31:


 (IN THOUSANDS)                                                   PBM                   NON-PBM               TOTAL
-----------------------------------------------------------------------------------------------------------------------
 1998
Net revenues                                               $   2,765,111           $      59,761          $   2,824,872
Depreciation and amortization expense (1)                         25,540                     983                 26,433
Interest income                                                    7,235                       1                  7,236
Interest expense (1)                                              20,218                      12                 20,230
Income before income taxes                                        70,107                   6,133                 76,240
Total assets                                                   1,068,715                  26,746              1,095,461
Capital expenditures                                              23,432                     421                 23,853
-----------------------------------------------------------------------------------------------------------------------
 1997
Net revenues                                               $   1,191,173           $      39,461          $   1,230,634
Depreciation and amortization expense                              9,704                     766                 10,470
Interest income                                                    6,080                       1                  6,081
Interest expense                                                     209                      16                    225
Income before income taxes                                        52,529                   2,177                 54,706
Total assets                                                     385,330                  17,178                402,508
Capital expenditures                                              10,782                   2,235                 13,017
-----------------------------------------------------------------------------------------------------------------------
 1996
Net revenues                                              $      743,077           $      30,538         $      773,615
Depreciation and amortization expense                              6,273                     434                  6,707
Interest income                                                    3,509                                          3,509
Interest expense                                                      51                       8                     59
Income before income taxes                                        39,938                   3,142                 43,080
Total assets                                                     286,433                  13,992                300,425
Capital expenditures                                               8,306                   1,174                  9,480
-----------------------------------------------------------------------------------------------------------------------

     (1) The amortization expense for deferred financing fees ($609 in 1998) is included in interest expense on the Consolidated Statement of Operations and in depreciation and amortization on the Consolidated Statement of Cash Flows.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for the years ended December 31, 1998 and 1997:


                                                                                                   Earnings Per Share
                                                            Selling,                              ---------------------
(in thousands, except per        Net         Cost of       General &       Operating   Net
    share data                Revenues     Revenues     Administrative     Income      Income      Basic     Diluted
-----------------------------------------------------------------------------------------------------------------------
 1998
March 31, 1998                   $371,362     $338,492           $18,826      $14,044     $9,878      $0.30     $0.29
June 30, 1998                     807,406      743,557            39,266       22,932      9,568       0.29      0.28
September 30, 1998                807,319      738,544            43,153       25,622     11,303       0.34      0.34
December 31, 1998                 838,784      764,403            47,745       26,636     11,924       0.36      0.35
-----------------------------------------------------------------------------------------------------------------------
 1997
March 31, 1997                   $261,990     $237,298           $13,298      $11,394     $7,641      $0.23     $0.23
June 30, 1997                     300,515      274,906            13,733       11,876      8,131       0.25      0.25
September 30, 1997                319,937      291,590            15,758       12,589      8,613       0.26      0.26
December 31, 1997                 348,192      315,373            19,828       12,991      9,044       0.27      0.27


15. SUBSEQUENT EVENT - POTENTIAL ACQUISITION

     On February 9, 1999, the Company announced that it had executed a definitive agreement to purchase Diversified Pharmaceutical Services, Inc. ("DPS"), a wholly-owned subsidiary of SmithKline Beecham Corporation. Under the terms of the agreement, the Company will pay cash in the amount of $700 million for the stock of DPS. The Company expects to finance the purchase through a $1.1 billion bank credit facility consisting of an $800 million term facility and a $300 million revolving credit facility. In addition, the Company has secured bridge financing in the amount of $150 million to facilitate closing. The loan proceeds will be used towards the $700 million purchase price and acquisition related costs, and will also be used to refinance the Company's existing $440 million bank credit facility (see Note 6) and provide for working capital needs, if any. The Company expects to issue $350 million in Class A Common Stock through an offering. Net proceeds from the offering will be used to retire the $150 million bridge facility and a portion of the $800 million term facility. The acquisition will be accounted for under the purchase method of accounting and is subject to customary closing conditions including required governmental approvals and consummation and funding of the bank credit facility. The Company anticipates the transaction will close in the second quarter of 1999.

     Should the transaction close and the Company refinance its existing $440 million bank credit facility, the remaining unamortized deferred financing fees will be expensed as an extraordinary item. The Company anticipates maintaining its existing interest rate swap in place to hedge the future variable interest rate payments on $360 million of the proposed $1.1 billion bank credit facility.

     The following unaudited pro forma information presents a summary of combined results of operations of the Company, the Acquired Entities and DPS as if the acquisitions and relative financings, including the equity offering had occurred at the beginning of the period presented, along with certain pro forma adjustments to give effect to amortization of goodwill, other intangible assets, interest expense on acquisition debt and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates. Included in the pro forma information are integration costs incurred by the Company for the Acquired Entities that are being reported within selling, general and administrative expenses in the statement of operations.


(IN THOUSANDS, EXCEPT PER SHARE DATA)       YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------
Net revenues                                     $  3,449,649
Net income                                             51,130
Basic earnings per share                                 1.36
Diluted earnings per share                               1.34


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement") under the heading "I. Election of Directors"; provided that the Compensation Committee Report on Executive Compensation and the performance graph contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that the information regarding the Company's executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

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

                                                            Page No. In
                                                             FORM 10-K

   Report of Independent Accountants                           38

   Consolidated Balance Sheet as of
       December 31, 1998 and 1997                              39

   Consolidated Statement of Operations
       for the years ended December 31, 1998,
       1997 and 1996                                           40

   Consolidated Statement of Changes in
       Stockholders' Equity for the years ended
       December 31, 1998 and 1997                              41

   Consolidated Statement of Cash Flows for
       the years ended December 31, 1998,
       1997 and 1996                                           42

   Notes to Consolidated Financial Statements                  43

     (2) The following financial statement schedule is contained in this Report on the page indicated.

                                                          Page No. In
Financial Statement Schedule:                              FORM 10-K

      VIII.  Valuation and Qualifying Accounts
             and Reserves for the years ended
             December 31, 1998, 1997 and 1996                   64

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     (3) List of Exhibits

          See Index to Exhibits on pages 65 - 71.

(b)  Reports on Form 8-K


        (i) On October 27, 1998, the Company filed a Current Report on Form 8-K, dated October 12, 1998 under Items 5 and 7, regarding a press release issued on behalf of the Company announcing a 2-for-1 stock split of its common stock, to be effected in the form of a 100% stock dividend.

        (ii)     On October 29, 1998, the Company filed a
                 Current Report on Form 8-K, dated October
                 21, 1998 under Items 5 and 7, regarding a press release issued on behalf of the Company concerning its third quarter 1998 financial performance.

        (iii) On November 20, 1998, the Company filed a Current Report on Form 8-K, dated November 1, 1998 under Items 5 and 7, regarding a press release issued on behalf of the Company announcing that the 2-for-1 split of its common stock had been effected.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXPRESS SCRIPTS, INC.


March 24, 1999                  By:  /s/ Barrett A. Toan
                                     Barrett A. Toan, President
                                     and Chief Executive Officer

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Thomas M. Boudreau, Esq. and Keith J. Ebling, Esq., (with full power to each of them to act alone) his or her true and lawful attorneys-in-fact and agents, for him or her and on his or her behalf and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and any and all other documents filed with respect thereto, with the Securities and Exchange Commission (or any other governmental or regulatory authority), granting unto said attorneys, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that said attorneys in fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                      DATE


/s/ Barrett A. Toan           President,                         March 24, 1999
Barrett A. Toan               Chief Executive
                              Officer and Director

/s/ George Paz                Senior Vice President and          March 24, 1999
George Paz                    Chief Financial Officer


/s/ Joseph W. Plum            Vice President and                 March 24, 1999
Joseph W. Plum                Chief Accounting Officer

                              Director                           March __, 1999
Howard I. Atkins

/s/ Judith E. Campbell        Director                           March 24, 1999
Judith E. Campbell

                              Director                           March __, 1999
Richard M. Kernan, Jr.

/s/ Richard A. Norling        Director                           March 24, 1999
Richard A. Norling

                              Director                           March __, 1999
Frederick J. Sievert

/s/ Stephen N. Steinig        Director                           March 24, 1999
Stephen N. Steinig

/s/ Seymour Sternberg         Director                           March 24, 1999
Seymour Sternberg

/s/ Howard L. Waltman         Director                           March 24, 1999
Howard L. Waltman

/s/ Norman Zachary            Director                           March 24, 1999
Norman Zachary


                              EXPRESS SCRIPTS, INC.
              Schedule VIII - Valuation and Qualifying Accounts and
                  Reserves Years Ended December 31, 1996, 1997
                                    and 1998


COL. A                 COL. B                 COL. C                COL.D        COL. E
                                            Additions
                    Balance             Charges    Charges                       Balance
                         at             to Costs   to Other                      at End
                    Beginning             and         and                          of
Description         Of period           Expenses   Accounts      (Deductions)    Period
---------------------------------------------------------------------------------------------
Allowance for
Doubtful Accounts
Receivable

Year Ended 12/31/96  $2,273,937       $1,456,130                 $  1,394,922    $  2,335,145
Year Ended 12/31/97  $2,335,145       $3,680,409                 $  1,213,991    $  4,801,563
Year Ended 12/31/98  $4,801,563       $4,583,008  $9,570,069(1)  $  1,148,356    $ 17,806,284

     1 Represents the opening balance sheet for the Company's April 1, 1998 acquisition of ValueRx.

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

2.3 Stock Purchase Agreement by and among SmithKline Beecham Corporation, SmithKline Beecham InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed February 18, 1999.

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

3.3* Certificate of Amendment of the Certificate of Incorporation of the Company.

3.4 Second Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1997.

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration Statement.

10.1** Stock Agreement (Initial Shares) entered into as of December 31, 1995, between the Company and American Healthcare Purchasing Partners, L.P., incorporated by reference to Exhibit No. 10.61 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.2** Stock Agreement (Membership Shares) entered into as of December 31, 1995, between the Company and American Healthcare Purchasing Partners, L.P., incorporated by reference to Exhibit No. 10.62 to the Company's Annual Report on Form 10-K for the year ending 1995.

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

10.5** Managed Prescription Drug Program Agreement dated as of May 1, 1996 by and between the Company and NYLCare Health Plans of Maine, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997.

10.6** Managed Prescription Drug Program Agreement dated as of December 31, 1995 by and between the Company and WellPath Community Health Plan, Inc., incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997.

10.7** Form of Amended and Restated Vision Program Sponsor Agreement entered into as of March 29, 1995, between the Company and each of the following parties: Health Plus, Inc., Sanus Health Plan of New Jersey, Inc., Sanus Texas Health Plan, Inc., Sanus/New York Life Health Plan, Inc., Sanus Health Plan of Illinois, Inc. and Sanus Health Plan of Greater New York, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.8** Form of Amended and Restated Infusion Therapy Agreement entered into as of March 29, 1995, between the Company and each of the following parties: Health Plus, Inc., Sanus Texas Health Plan, Inc., Sanus/New York Life Health Plan, Inc., and Sanus Health Plan of Illinois, Inc., incorporated by reference to Exhibit No.
               10.4 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.9** Form of Infusion Therapy Agreement entered into as of March 29, 1995, between the Company and each of the following parties:
               Sanus Health Plan of New Jersey, Inc. and Sanus Health
               Plan of Greater New York, Inc., incorporated by reference to Exhibit No. 10.5 to the Company's Annual Report on Form 10-K for the year ending 1995.

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

10.15** First Amendment to Amended and Restated Managed Prescription Drug Program Agreement and Consent to Assignment dated as of January 1, 1997, by and between the Company, New York Life Insurance Company and NYLCare Health Plans, Inc., incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997.

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

10.18 Joint Research Agreement dated June 28, 1994, by and between the Company, Sanus Corp.Health Systems and Schering Corporation, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending
               September 30, 1994.

10.19 Agreement dated May 7, 1992, between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 10.26 to the Registration Statement.

10.20 Lease Agreement dated March 3, 1992, between Riverport, Inc. and Douglas Development Company--Irvine Partnership in commendam and the Company, incorporated by reference to Exhibit No. 10.21 to the Registration Statement.

10.21 First Amendment to Lease dated as of December 29, 1992, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.22 Second Amendment to Lease dated as of May 28, 1993, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.23 Third Amendment to Lease entered into as of October 15, 1993, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.69 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.24 Fourth Amendment to Lease dated as of March 24, 1994, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.25 Fifth Amendment to Lease made and entered into June 30, 1994, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.26 Sixth Amendment to Lease made and entered into January 31, 1995, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.27 Seventh Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.28 Eighth Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.29* Ninth Amendment to Lease dated as of February 19, 1999, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company.

10.30 Single-Tenant Lease-Net entered into as of June 30, 1993, between James M. Chamberlain, Trustee of Chamberlain Family Trust dated September 21, 1979, and the Company, incorporated by reference to Exhibit No. 10.16 to the Company's Form 10-Q for the quarter ending June 30, 1993.

10.31 First Amendment to Single-Tenant Lease-Net entered into as of November 12, 1993, by and between James M. Chamberlain, Trustee of Chamberlain Family Trust, and the Company, incorporated by reference to Exhibit No. 10.74 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.32 Earth City Industrial Office/Warehouse Lease Agreement dated as of August 19, 1996, by and between the Company and Louis Siegfried Corporation, incorporated by reference to Exhibit
               No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1996.

10.33          Lease Agreement dated as of June 12, 1989, between Michael D.
               Brockelman and James S. Gratton, as Trustees under agreement dated April 17, 1980, and Health Care Services, Inc., an indirect subsidiary of the Company, incorporated by reference to Exhibit No. 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.34 Lease Agreement dated as of March 22, 1996, between Ryan Construction Company of Minnesota, Inc., and ValueRx Pharmacy Program, Inc., an indirect subsidiary of the Company, incorporated by reference to Exhibit No. 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.35 Lease Extension and Amendment Agreement dated as of July 24, 1998, between Faith A. Griefen and ValueRX Pharmacy Program, Inc., an indirect subsidiary of the Company, incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.36 Office Lease dated as of August 14, 1998 by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.37* Second Lease Amendment dated as of December 31, 1998 by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company.

10.38*** Express Scripts, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit No.10.23 to the Registration Statement.

10.39*** Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.24 to the Registration Statement.

10.40*** Express Scripts, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.41*** Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.42*** Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No.
               10.79 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.43*** First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 9, 1996.

10.44*** Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan incorporated by reference to Exhibit No. 10.80 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.45*** First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 16, 1997.

10.46*** Second Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1998.

10.47*** Employment Agreement dated April 30, 1992, between the Company and Barrett A. Toan (including form of Non-Qualified Stock Option Agreement), incorporated by reference to Exhibit No. 10.25 to the Registration Statement.

10.48***       Letter Agreement amending Employment Agreement dated
               February 28, 1996, from the Company to
               Barrett A. Toan, incorporated by reference to Exhibit No. 10.51 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.49*** Form of Severance Agreement dated as of January 27, 1998, between the Company and each of the following individuals:
               Stuart L. Bascomb, Thomas M. Boudreau, Robert W. Davis, Linda L. Logsdon, David A. Lowenberg, and George Paz, and Patrick J. Byrne (agreement dated as of May 29, 1998), Michael S. Flagstad (agreement dated as of April 1, 1998), and Jean-Marc
               Quach (agreement dated as of May 18, 1998); incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

10.50 Credit Agreement dated as of April 1, 1998 among the Company, the Lenders listed therein and Bankers Trust Company, as Agent (the "Credit Agreement"), incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.51 Company Pledge Agreement dated as of April 1, 1998 by the Company in favor of the Lenders listed in the Credit Agreement and Bankers Trust Company, as Agent incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.52 Form of Subsidiary Guaranty dated as of April 1, 1998 in favor of the Lenders listed in the Credit Agreement and Bankers Trust Company, as Agent, by the following parties: Express Scripts Vision Corporation, PhyNet, Inc., IVTx, Inc., IVTx of Dallas, Inc., IVTx of Houston, Inc., ESI Canada Holdings, Inc., ESI Canada, Inc., Value Health, Inc., Managed Prescription Network, Inc., Prescription Drug Service, Inc., RxNet, Inc. of California, Denali Associates, Inc., ValueRx Northeast, Inc., MedCounter, Inc., Health Care Services, Inc., ValueRx, Inc., Cost Containment Corp. of America, Diagnostek, Inc., MedIntell Systems Corporation, ValueRx Pharmacy Program, Inc., ValueRx of Michigan, Inc., Diagnostek Pharmacy Services, Inc., Diagnostek Pharmacy, Inc., Diagnostek of Springfield, Inc., IPH, Inc., and MHI, Inc., incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.53 Form of Subsidiary Pledge Agreement dated as of April 1, 1998 in favor of the Lenders listed in the Credit Agreement and Bankers Trust Company, as Agent, by the following parties: ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc., Diagnostek, Inc., ValueRx Pharmacy Program, Inc., Diagnostek Pharmacy Services, Inc., and IPH, Inc., incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.54 First Amendment to Company Pledge Agreement dated as of April 24, 1998, by the Company by the Company in favor of the Lenders listed in the Credit Agreement and Bankers Trust Company, as Agent, incorporated by reference to Exhibit No. 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.55 International Swap Dealers Association, Inc. Master Agreement dated as of April 3, 1998, between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit No. 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.56*** Express Scripts, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-8 filed December 29, 1998.

10.57*** Express Scripts, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-8 filed February 16, 1999.

21.1*          List of Subsidiaries.

23.1*          Consent of PricewaterhouseCoopers LLP.

24.1*          Power of Attorney (included in Signature Page).

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).


*      Filed herein.
**     Confidential treatment granted for certain portions of these exhibits.
***    Management contract or compensatory plan or arrangement.
****   Confidential treatment requested for certain portions of these exhibits.