Form 10-Q
period 1999-03-31
EXPRESS SCRIPTS INC
filed 1999-05-14
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999.

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


Common stock outstanding as of April 30, 1999:       18,232,160  Shares Class A
                                                     15,020,000  Shares Class B

                              EXPRESS SCRIPTS, INC.
                                      INDEX

                                                                  Page Number

Part I    Financial Information                                        3

          Item 1.  Financial Statements (unaudited)

                   a)  Consolidated Balance Sheet                      3

                   b)  Consolidated Statement of Operations            4

                   c)  Consolidated Statement of Changes
                       in Stockholders' Equity                         5

                   d)  Consolidated Statement of Cash Flows            6

                   e)  Notes to Consolidated Financial Statements      7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     11

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risks -                                     19

Part II   Other Information

          Item 1.   Legal Proceedings                                 20

          Item 2.   Changes in Securities and Use of Proceeds -
                    (Not Applicable)

          Item 3.   Defaults Upon Senior Securities -
                    (Not Applicable)

          Item 4.   Submission of Matters to a Vote of
                    Security Holders - (Not Applicable)

          Item 5.   Other Information - (Not Applicable)

          Item 6.   Exhibits and Reports on Form 8-K                  20

Signatures                                                            22

Index to Exhibits                                                     23

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements


                              EXPRESS SCRIPTS, INC.
                      Unaudited Consolidated Balance Sheet


                                                                              March 31,        December 31,
(in thousands, except share data)                                               1999               1998
--------------------------------                                          --------------    ----------------
Assets
Current assets:
    Cash and cash equivalents                                                   $ 115,838           $ 122,589
    Receivables, less allowance for doubtful
       accounts of $14,883 and $17,806, respectively                              446,453             433,006
    Inventories                                                                    55,234              55,634
    Deferred taxes                                                                 41,841              41,011
    Prepaid expenses                                                                3,761               4,667
                                                                            --------------    ----------------
       Total current assets                                                       663,127             656,907
Property and equipment, less accumulated depreciation and amortization             73,346              77,499
Goodwill, less accumulated amortization                                           268,081             282,163
Other assets                                                                       92,396              78,892
                                                                            --------------    ----------------

       Total assets                                                           $ 1,096,950         $ 1,095,461
                                                                            ==============    ================


Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                                        $  54,000           $  54,000
    Claims and rebates payable                                                    331,525             338,251
    Accounts payable                                                               65,715              60,247
    Accrued expenses                                                               71,666              86,798
                                                                            --------------    ----------------
       Total current liabilities                                                  522,906             539,296

Long-term debt                                                                    306,000             306,000
Other liabilities                                                                     502                 471
                                                                            --------------    ----------------
    Total liabilities                                                             829,408             845,767
                                                                            --------------    ----------------


Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued
    Class A Common Stock, $.01 par value, 75,000,000 shares authorized,
       18,707,000 and 18,610,000 shares issued, respectively                          187                 186
    Class B Common Stock, $.01 par value, 22,000,000 shares authorized,
       15,020,000 shares issued                                                       150                 150
   Additional paid-in capital                                                     114,391             110,099
   Accumulated other comprehensive income                                            (62)                (74)
   Retained earnings                                                              159,865             146,322
                                                                            --------------    ----------------
                                                                                  274,531             256,683
   Class A Common Stock in treasury at cost, 475,000 shares                       (6,989)             (6,989)
                                                                            --------------    ----------------
       Total stockholders' equity                                                 267,542             249,694
                                                                            --------------    ----------------
       Total liabilities and stockholders' equity                             $ 1,096,950         $ 1,095,461
                                                                            ==============    ================

See accompanying notes to consolidated financial statements.


                              EXPRESS SCRIPTS, INC.
                 Unaudited Consolidated Statement of Operations


                                                                              Three Months Ended
                                                                                   March 31,
(in thousands, except per share data)                                     1999                 1998
-------------------------------------                               -----------------    -----------------
Net revenues                                                                $899,087             $371,362
                                                                    -----------------    -----------------
Cost and expenses:
  Cost of revenues                                                           823,647              338,492
  Selling, general & administrative                                           46,440               18,826
                                                                    -----------------    -----------------
                                                                             870,087              357,318
                                                                    -----------------    -----------------
Operating income                                                              29,000               14,044
                                                                    -----------------    -----------------
Interest income (expense):
  Interest income                                                              1,393                2,138
  Interest expense                                                           (6,222)                 (14)
                                                                    -----------------    -----------------
                                                                             (4,829)                2,124
                                                                    -----------------    -----------------
Income before income taxes                                                    24,171               16,168
Provision for income taxes                                                    10,628                6,290
                                                                    -----------------    -----------------
Net income                                                                  $ 13,543              $ 9,878
                                                                    =================    =================

Basic earnings per share                                                      $ 0.41              $  0.30
                                                                    =================    =================

Weighted average number of common shares out-
  standing during the period - Basic EPS                                      33,211               33,053
                                                                    =================    =================

Diluted earnings per share                                                    $ 0.40              $  0.29
                                                                    =================    =================

Weighted average number of common shares out-
  standing during the period - Diluted EPS                                    34,154               33,579
                                                                    =================    =================

See accompanying notes to consolidated financial statements.


                              EXPRESS SCRIPTS, INC.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity

                                    Number of Shares                                     Amount
                                   --------- ----------    ---------------------------------------------------------------------
                                                                                     Accumulated
                              Class A   Class B  Class A    Class B    Additional      Other
                              Common    Common   Common    Common      Paid-in     Comprehensive  Retained    Treasury
(in thousands)                 Stock     Stock    Stock      Stock      Capital       Income       Earnings     Stock     Total
---------------------------- ------------------- ----------------------------------------------------------------------------------
Balance at December 31, 1998  18,610     15,020  $  186    $  150     $  110,099     $    (74)     $146,322   $(6,989)   $249,694
                             ------------------- ----------------------------------------------------------------------------------
   Comprehensive income:
     Net income                                                                                      13,543                13,543
     Other comprehensive
         income,
        Foreign currency
         translation
           adjustment           -          -         -         -          -                12          -          -            12
                             ------------------- ----------------------------------------------------------------------------------
   Comprehensive income                    -         -         -          -                12        13,543       -        13,555
   Exercise of stock options      97                   1                   2,721                                            2,722
   Tax benefit relating to
     employee stock options     -          -         -         -           1,571           -          -           -         1,571
                             =================== ==================================================================================
Balance at March 31, 1999     18,707     15,020   $  187    $  150    $  114,391      $   (62)     $159,865   $(6,989)   $267,542
                             =================== ==================================================================================

See accompanying notes to consolidated financial statements.


                              EXPRESS SCRIPTS, INC.
                 Unaudited Consolidated Statement of Cash Flows

                                                                     Three Months Ended
                                                                           March 31,
(in thousands)                                                     1999                 1998
--------------                                               -----------------    -----------------
Cash flows from operating activities:
     Net income                                                       $13,543              $ 9,878

     Adjustments  to  reconcile  net income to net cash
     provided  by  operating activities:
        Depreciation and amortization                                   8,685                2,396
        Deferred income taxes                                           1,545                (362)
        Bad debt expense                                                1,592                  942
        Tax benefit relating to employee stock options                  1,571                  662
        Net changes in operating assets and liabilities              (30,744)               10,706
                                                             -----------------    -----------------
Net cash (used in) provided by operating activities                   (3,809)               24,222
                                                             -----------------    -----------------
Net cash (used in) provided by operating activities                   (3,808)               24,222
                                                             -----------------    -----------------

Cash flows from investing activities:
     Purchases of property and equipment                              (5,677)              (3,176)
     Short-term investments                                                 -              (1,334)
                                                             -----------------    -----------------
Net cash (used in) investing activities                               (5,677)              (4,510)
                                                             -----------------    -----------------

Cash flows from financing activities:
     Other, net                                                         2,722                  683
                                                             -----------------    -----------------
Net cash provided by financing activities                               2,722                  683
                                                             -----------------    -----------------

Effect of foreign currency translation adjustment                          12                    6
                                                             -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                  (6,751)               20,401

Cash and cash equivalents at beginning of period                      122,589               64,155
                                                             -----------------    -----------------

Cash and cash equivalents at end of period                           $115,838              $84,556
                                                             =================    =================


See accompanying notes to consolidated financial statements.

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998, as filed with the Securities and Exchange Commission on March 29, 1999.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 1999, the Unaudited Consolidated Statement of Operations for the three months ended March 31, 1999, and 1998, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 1999, and the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 1999, and 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Note 2 - Earnings Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The only difference between the number of weighted average shares used in the basic and diluted calculation for all years is stock options and stock warrants granted by the Company using the "treasury stock" method.

Note 3 - Acquisition

     On April 1, 1998 the Company acquired all of the outstanding capital stock of Value Health, Inc. and Managed Prescriptions Network, Inc. (collectively, the "Acquired Entities") from Columbia/HCA Healthcare Corporation ("Columbia") for approximately $460 million in cash (which includes transactions costs and executive management severance costs of approximately $15 million), approximately $360 million of which was obtained through a five-year bank credit facility (see Note 4) and the remainder from the Company's cash balances and short-term investments. At closing, the Acquired Entities owned various subsidiaries that now or formerly conducted a PBM business, commonly known as "ValueRx."

     The acquisition has been accounted for using the purchase method of accounting and the results of operations of the Acquired Entities have been included in the consolidated financial statements and PBM segment since April 1, 1998. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to other intangible assets consisting of customer contracts and non-compete agreements in the amount of $57,653,000 which are being amortized using the straight-line method over the estimated useful lives of 2 to 20 years and are included in other assets, and goodwill in the amount of $278,113,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. In conjunction with the acquisition, the Acquired Entities and their subsidiaries retained the following liabilities:


(in thousands)
-----------------------------------------------------------------
Fair value of assets acquired                        $    659,166
Cash paid for the capital stock                         (460,137)
                                           =======================
          Liabilities retained                       $    199,029
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


                                                   Three Months Ended
                                                        March 31,
(in thousands, except per share data)                     1998
---------------------------------------------------------------------
Net revenues                                                $781,290
Net income                                                     9,900
Basic earnings per share                                        0.30
Diluted earnings per share                                      0.29


Note 4 - Financing

     On April 1, 1998, the Company executed a $440 million credit facility with a bank syndicate led by Bankers Trust Company, consisting of a $360 million term loan facility and an $80 million revolving loan facility. The credit facility expires on April 15, 2003 and is guaranteed by the Company's domestic subsidiaries other than Practice Patterns Science, Inc. ("PPS"), and Great Plains Reinsurance Company ("Great Plains") and secured by pledges of 100% (or, in the case of foreign subsidiaries, 65%) of the capital stock of the Company's subsidiaries other than PPS and Great Plains. The provisions of this term loan require quarterly interest payments and, beginning in April 1999, semi-annual principal payments. The interest rate is based on a spread ("Credit Rate Spread") over several London Interbank Offered Rates ("LIBOR") or base rate options, depending upon the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt ("Leverage Ratio"). At March 31, 1999, the interest rate was 5.84375%, representing a credit rate spread of 0.75% over the three-month LIBOR rate. The credit facility contains covenants that limit the indebtedness the Company may incur and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum consolidated net worth. At March 31, 1999, the Company was in compliance with all covenants. In addition, the Company is required to pay an annual fee depending on the leverage ratio, payable in quarterly installments, on the unused portion of the revolving loan. The commitment fee was 22.5 basis points at March 31, 1999. There were no borrowings at March 31, 1999 under the revolving loan facility. The carrying amount of the Company's term loan facility approximates fair value.

     In conjunction with the Company's policy to manage interest rate risk, the Company entered into an interest rate swap agreement ("swap") with The First National Bank of Chicago, a subsidiary of Bank One Corporation, on April 3, 1998. At March 31, 1999, the swap had a notional principal amount of $360 million. Under the terms of the swap, the Company agrees to receive a floating rate of interest on the amount of the term loan facility based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional principal amount of the swap amortizes in equal amounts with the principal balance of the term loan facility. As a result, the Company has, in effect, converted its variable rate term debt to fixed rate debt at 5.88% per annum for the entire term of the term loan facility, plus the Credit Rate Spread.

Note 5 - Restructuring

     During the second quarter of 1998, the Company recorded a pre-tax restructuring charge of $1,651,000 ($1,002,000 after taxes or $0.03 per basic and diluted earnings per share) associated with the Company closing the non-PBM service operations of its wholly-owned subsidiary, PhyNet, Inc., and transferring certain functions of its Express Scripts Vision Corporation to another vision care provider.


                                                      Balance at                                           Balance at
                                                     December 31,                 Utilized                  March 31,
(in thousands)                                           1998              Cash            Noncash            1999
----------------------------------------------------------------------------------------------------------------------
Write-down of long-lived assets                            $531              $      -       $(195)              $336
Employee transition costs for 61 employees                  232                     -           -                232
                                               =======================================================================
                                                           $763              $      -       $(195)              $568
                                               =======================================================================

     The restructuring charge includes tangible assets to be disposed of being written down to their net realizable value, less cost of disposal. Management expects recovery to approximate its cost of disposal. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary from such estimates. The Company anticipates completing the remainder of the restructuring actions by the end of the third quarter of 1999.

Note 6 - Segment Reporting

     The Company is organized on the basis of services offered and has determined that it has two reportable segments: PBM services and non-PBM services. The Company manages the pharmacy benefit within an operating segment which encompasses a fully-integrated PBM service. The remaining three operating service lines (IVTx, Specialty Distribution and Vision) have been aggregated into a non-PBM reporting segment.

     The following table presents information about the reportable segments for the three months ended March 31:


(in thousands)                          PBM                   Non-PBM                   Total
-----------------------------------------------------------------------------------------------
1999
Net revenues                          $ 884,435                $ 14,652               $ 899,087
Income before income taxes               22,660                   1,511                  24,171

1998
Net revenues                          $ 358,924                $ 12,438               $ 371,362
Income before income taxes               15,038                   1,130                  16,168


Note 7 - Subsequent Events

     On April 1, 1999 the Company completed its acquisition of Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto
Rico) Inc. (collectively, "DPS"), from SmithKline Beecham Corporation and SmithKline Beecham InterCredit BV (collectively, "SB") for approximately $700 million in cash, such amount being subject to adjustment based upon the amount of working capital of DPS at closing. The acquisition will be accounted for under the purchase method of accounting. The Company will file an Internal Revenue Code ss.338(h)(10) election, making amortization expense of certain intangible assets, including goodwill, tax deductible.

     The Company used approximately $48 million of its own cash and financed the remainder of the purchase price and related acquisition costs through a $1.05 billion credit facility with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company, and a $150 million senior subordinated bridge credit facility from Credit Suisse First Boston and Bankers Trust Company. The Company also used a portion of the proceeds from the $1.05 billion credit facility to retire the $360 million principal balance outstanding on its $440 million credit facility (see Note 4). As a result of the retirement of the $360 million balance outstanding on its $440 million credit facility, the Company will write-off the remaining deferred financing fees at March 31, 1999 of $3,250,000, or approximately $1,950,000 net of tax, as an extraordinary item during the second quarter of 1999.

     The $1.05 billion credit facility consists of a $300 million revolving facility, a $285 million term facility ("Term A"), and a $465 million term facility ("Term B"). The revolving facility and the Term A facility are for a period of six years. The Term B facility is for a period of eight years. The provisions of this loan require quarterly interest payments and, beginning in March 2000, annual principal payments. The interest rate is based on a spread (the "Base Rate Margin") over several LIBOR or base rate options, depending upon the Company's ratio of debt to EBITDA. However, the initial margin is fixed at 275 basis points for the revolving facility and Term A facility and 350 basis points for the Term B facility for the first two quarters. The credit facility contains covenants that limit the indebtedness the Company may incur and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, the Company is required to pay an annual fee of 50 basis points, payable in quarterly installments, on the unused portion of the revolving facility.

     The following represents the schedule of current maturities for the Term A and Term B facilities (in thousands):


             Year Ended December 31,
                      1999                                     $    -
                      2000                                      4,650
                      2001                                     47,400
                      2002                                     61,650
                      2003                                     61,650
                   Thereafter                                 574,650
                                               -----------------------
                                                            $ 750,000
                                               =======================

     In March 1999, the Company filed a registration statement for an equity offering of 4.5 million shares of our Class A common stock. The proceeds from the equity offering will be used to repay the $150 million senior subordinated bridge credit facility and a portion of the Term B facility. Upon the repayment of a portion of the Term B facility, the Company will write-off a pro-rata portion of the deferred financing fees as an extraordinary item.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission (the "Commission") and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions, including as to Year 2000 issues. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to:

     - risks associated with the consummation and financing of acquisitions, including the ability to successfully integrate the operations of the acquired businesses with our existing operations, client retention issues, and risks inherent in the acquired entities' operations

     - risks associated with obtaining financing and capital

     - risks associated with our ability to manage growth

     - competition, including price competition, competition in the bidding and proposal process and our ability to consummate contract negotiations with prospective clients

     - the possible termination of contracts with certain key clients or providers; (vi) the possible termination of contracts with certain key pharmaceutical manufacturers, changes in pricing, discount, rebate or other practices of pharmaceutical manufacturers

     - adverse results in litigation

     - adverse results in regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

     - developments in the healthcare industry, including the impact of increases in healthcare costs, changes in drug utilization patterns and introductions of new drugs

     - risks associated with the "Year 2000" issue

     - dependence on key members of management

     - our relationship with New York Life Insurance Company, which possesses voting control of us

     - other risks described from time to time in our filings with the Commission.

     We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     During the first quarter of 1999, we continued to execute our growth strategy of generating sales to new clients, expanding the services provided to existing clients, developing new products and services for sale to existing clients and pharmaceutical manufacturers and selectively pursuing strategic acquisitions and alliances. On April 1, 1998, we consummated our first major acquisition by acquiring "ValueRx", the prescription benefit management ("PBM") operations of Columbia/HCA Healthcare Corporation ("Columbia"), for approximately $460 million in cash, which includes transaction costs and executive management severance costs of approximately $6.7 million and $8.3 million, respectively. Consequently, our operating results include those of ValueRx from April 1, 1998. The net assets acquired have been recorded at their estimated fair value, resulting in $278,113,000 of goodwill that is being amortized over 30 years. On April 1, 1999, we acquired Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto
Rico) Inc. (collectively "DPS") from SmithKline Beecham Corporation ("SmithKline Beecham") and SmithKline Beecham InterCredit BV for approximately $700 million in cash, such amount being subject to adjustment based upon the amount of DPS's working capital at closing. Both acquisitions will be accounted for under the purchase method of accounting.

     The  acquisition  of  ValueRx   contributed   substantially  to  increasing
membership  to  approximately  23  million  lives  as of  March  31,  1999  from approximately 12 million lives as of March 31, 1998. Our membership approximately doubled based on the acquisition of DPS and we have one of the largest managed care membership bases of any PBM. Although membership counts are based on our electronic eligibility data file, they involve some estimates, extrapolations and approximations. For example, some plan designs allow for family coverage under one identification number, and we make assumptions about the average number of persons per family in calculating our total membership. Because these assumptions may vary between PBMs, membership counts may not be comparable between us and our competitors. However, we believe our membership count provides a reasonable estimation of the population we serve, and can be used as one measure of our growth. The acquisitions also increased the scale of our business, expanded our client base, increased our penetration of PBM markets and expanded our product and service offerings.

     We primarily derive our revenues from the sale of PBM services in the United States and Canada. Our PBM net revenues generally include administrative fees, dispensing fees and ingredient costs of pharmaceuticals dispensed from retail pharmacies included in one of our networks or from one of our mail pharmacies. We then record the associated costs in cost of revenues. Where we only administer the contracts between our clients and the clients' retail pharmacy networks, we record as net revenues only the administrative fees we receive from our activities. We also derive PBM net revenues from the sale of informed decision counseling services through our Express Health LineSM division and the sale of medical information management services, which include provider profiling, formulary management support services and outcomes assessments, through our Practice Patterns Science, Inc. subsidiary. Non-PBM net revenues are derived from: (1) the sale of pharmaceuticals for and the provision of infusion therapy services through our IVTx, Inc. subsidiary, (2) administrative fees received for members using our vision program through our alliance with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation, and (3) administrative fees received from drug manufacturers for the dispensing or distribution of pharmaceuticals through our Specialty Distribution division.


Results Of Operations

Net Revenues
                                   Three Months Ended March 31,
(in thousands)                   1999      % Increase       1998
-----------------------------------------------------------------------
PBM                               $884,435      146.4%        $358,924
Non-PBM                             14,652       17.8%          12,438
                            ===========================================
Net revenues                      $899,087      142.1%        $371,362
                            ===========================================

     Total net revenues for the first quarter of 1999 increased $527,725,000, or 142.1%, compared to the first quarter of 1998. The increase is primarily due to the acquisition of ValueRx and also due to our continuing ability to attract new clients as well as additional members from existing clients.

     The majority of the increase in net revenues was derived from our PBM services. Network pharmacy claims processed increased 89.3% in the first quarter of 1999 over 1998 and the average net revenue per network pharmacy claim increased 36.0% in the first quarter of 1999 over 1998. The significant increase in network pharmacy claims processed of 89.3% and average net revenue per network pharmacy claim of 36.0% in the first quarter of 1999 over 1998 caused net revenues for our network pharmacy claims services to increase $393,914,000, or 157.4%. The increase in average net revenue per network pharmacy claim is due to two factors: (1) a larger number of clients using retail pharmacy networks established by us, rather than retail pharmacy networks established by our clients, which results in us recording dispensing fees and ingredient costs in net revenues and cost of revenues, respectively, and (2) higher drug ingredient costs resulting from price increases for existing drugs, new drugs introduced into the marketplace and changes in therapeutic mix and dosage. These increases were partially offset by lower pricing offered by us in response to continued competitive pressures.

     The number of clients using retail pharmacy networks established by us increased significantly beginning in the second quarter of 1998 due to the acquisition of ValueRx, as substantially all ValueRx clients used retail pharmacy networks established by ValueRx. As a result of this shift, gross margin percentages are reduced but the dollar amount of the gross profit is not significantly affected.

     Mail pharmacy claims processed increased 113.2% in the first quarter of 1999 over 1998 and the average net revenue per mail pharmacy claim increased 3.8% in the first quarter of 1999 over 1998. The significant increase in mail pharmacy claims processed, primarily due to the ValueRx acquisition, resulted in net revenues for our mail pharmacy services increasing $127,480,000, or 121.2%.

     Net revenues from our non-PBM services increased 17.8% in the first quarter of 1999 over 1998. The increase was primarily due to a change in product mix sold, which resulted in higher drug ingredient costs. This increase was partially offset by the reduction in net revenues from our managed vision business.


Cost and Expenses
                                                                Three Months Ended March 31,
(in thousands)                                                 1999      % Increase       1998
-----------------------------------------------------------------------------------------------------
    PBM                                                         $812,093      146.8%        $329,017
        Percentage of PBM net revenues                             91.8%                       91.7%
    Non-PBM                                                       11,554       21.9%           9,475
        Percentage of non-PBM net revenues                         78.9%                       76.2%
                                                          -------------------------------------------
Cost of revenues                                                 823,647      143.3%         338,492
    Percentage of net revenues                                     91.6%                       91.1%

Selling, general and administrative                               40,218      125.4%          17,843
    Percentage of net revenues                                      4.5%                        4.8%

Depreciation and amortization (1)                                  6,222      533.0%             983
    Percentage of net revenues                                      0.7%                        0.3%
                                                          ===========================================
Total cost and expenses                                         $870,087      143.5%        $357,318
                                                          ===========================================
    Percentage of net revenues                                     96.8%                       96.2%


(1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, includes depreciation and amortization expense on property, plant and equipment.


     Our cost of revenues for PBM services as a percentage of PBM net revenues slightly increased during the first quarter of 1999 over 1998. Cost of revenues for our pharmacy network claims and mail pharmacy claims increased 158.8% and 120.5%, respectively. The decrease in gross margin percentage for the first quarter of 1999 over 1998 is primarily due to the shift toward pharmacy networks established by us, as opposed to those established by our clients. The pharmacy network shift continued due to the acquisition of ValueRx, as the ValueRx clients primarily used retail pharmacy networks established by ValueRx. This decrease was partially offset by operating efficiencies achieved in our mail pharmacies during the first quarter of 1999 and revenues generated from integrated PBM services, such as medical and drug data analysis, that provide higher gross margins.

     Cost of revenues for non-PBM services increased as a percentage of non-PBM net revenues from the first quarter of 1998 primarily due to the continued change in the product mix sold resulting in additional costs of approximately $720,000. This change was offset by our development of new business that generated higher gross margins of approximately $120,000 and the reduction of overhead costs, as a percentage of non-PBM net revenues, due to the change in product mix sold.

     Selling, general and administrative expenses, excluding depreciation and amortization, increased $22,375,000, or 125.4%, for the first quarter of 1999 compared to 1998. The increase is primarily due to our acquisition of ValueRx, costs incurred during the integration of ValueRx and costs required to expand the operational and administrative support functions to enhance management of the pharmacy benefit. As a percentage of net revenues, selling, general and administrative expenses, excluding depreciation and amortization, for the first quarter of 1999 decreased to 4.5% from 4.8% in 1998. The decrease in the percentage of net revenues is primarily attributed to our recording of higher net revenues due to the shift towards pharmacy networks established by us, as opposed to those established by our clients, as discussed in "--Net Revenues."

     As part of our overall plan to achieve operating economies, we are integrating ValueRx into our historical business. To date, we have substantially met our integration goals by combining existing contracts and contracting procedures related to both suppliers and providers, integrating financial reporting systems, reducing the number of ValueRx computer systems, consolidating financial operations, consolidating organizational structure and employee benefits and implementing a new sales and marketing program for enhanced PBM services. Except for some new systems development costs, we are expensing integration costs as incurred. During the first quarter of 1999, we capitalized $1,080,678 in new systems development costs and we expensed $1,587,000 in incremental integration costs.

     Depreciation and amortization substantially increased during the first quarter of 1999 over 1998 due to the acquisition of ValueRx. During the first quarter of 1999, we recorded amortization expense for goodwill and other intangible assets of $3,860,000. The remaining increase during the first quarter of 1999 is primarily due to the inclusion of depreciation and amortization expense associated with the property and equipment acquired with ValueRx and due to expansion of our operations and enhancement of our information systems to better manage the pharmacy benefit.


Interest Income (Expense), Net
                                                  Three Months Ended March 31,
(in thousands)                                  1999        %             1998
                                                          Increase/
                                                         (decrease)
------------------------------------------------------------------------------
Interest income                            $ 1,393    (34.8)%         $ 2,138
    Percentage of net revenues                0.2%                       0.6%
Interest expense                           (6,222)         nm            (14)
    Percentage of net revenues              (0.7)%                         nm
                                     =========================================
Interest income (expense), net            $(4,829)     327.4%         $ 2,124
                                     =========================================
    Percentage of net revenues              (0.5)%                       0.6%


nm = not meaningful.

     The significant increase in interest expense is due to our financing of the ValueRx acquisition with $360 million in borrowings; see "Liquidity and Capital Resources." Interest income decreased during the first quarter of 1999 over 1998 due to our investment of cash balances and short-term investments at higher interest rates in 1998 than those received in 1999.


Provision for Income Taxes
                                                  Three Months Ended March 31,
(in thousands)                                  1999       % Increase      1998
--------------------------------------------------------------------------------
Provision for income taxes                   $ 10,628       69.0%        $6,290
  Effective tax rate                            44.0%                      38.9%


     Our effective tax rate increased in the first quarter of 1999 over 1998 due to the non-deductible goodwill and customer contracts amortization expense resulting from the ValueRx acquisition. We expect that our effective tax rate will gradually decline toward the statutory rate as our operating growth continues.


Net Income and Earnings Per Share
                                              Three Months Ended March 31,
(in thousands)                               1999       % Increase      1998
--------------------------------------------------------------------------------
Net income                                   $13,543      37.1%         $ 9,878
    Percentage of net renue                     1.5%                       2.7%

Basic earnings per share                     $  0.41      36.7%         $  0.30
Weighted average shares outstanding           33,211                     33,053

Diluted earnings per share                   $  0.40      37.9%         $  0.29
Weighted average shares outstanding           34,154                     33,579


     Our net income increased $3,665,000, or 37.1%, in the first quarter of 1999 over 1998. On October 12, 1998, we announced a two-for-one stock split of our Class A and Class B common stock for stockholders of record on October 20, 1998, effective October 30, 1998. The split was effected in the form of a dividend by issuance of one additional share of Class A common stock for each share of Class A common stock outstanding and one additional share of Class B common stock for each share of Class B common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share have been adjusted for the stock split.


Liquidity and Capital Resources.

                                              Three Months Ended March 31,
(in thousands)                               1999       % Decrease      1998
--------------------------------------------------------------------------------
Net cash (used in) provided by
operations                                  $(3,809)      (115.7%)     $24,222


     During the first quarter of 1999, we used $3,809,000 in net cash for our operations. The decrease over the first quarter of 1998 is primarily due to the payment of certain accruals from December 31, 1998. Management expects to primarily fund our future debt service, integration costs, Year 2000 costs, internet business development costs and other normal operating cash needs primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our $1.05 billion credit facility.

     Our capital expenditures in the first quarter of 1999 increased $2,501,000, or 78.7% over the first quarter of 1998 primarily due to our concerted effort to invest in information technology to enhance the services provided to our clients. We expect to continue investing in technology that will provide efficiencies in operations, manage growth and enhance the services provided to our clients. We expect to fund future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, from working capital borrowings under our $1.05 billion credit facility.

     On April 1, 1999, we entered into a $1.05 billion credit facility with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company consisting of $750 million in term loans, including $285 million of Term A loans and $465 million of Term B loans, and a $300 million revolving credit facility. The agreement became effective on April 1, 1999. The Term A loans and the revolving credit facility will mature on March 31, 2005 and the Term B loans will mature on March 31, 2007. Approximately $940 million in borrowings from this new facility were used to consummate the DPS acquisition, refinance our $440 million credit facility, of which $360 million was outstanding, and other indebtedness and pay related fees and expenses. The credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Great Plains Reinsurance, ValueRx of Michigan, Diversified NY IPA and Diversified Pharmaceutical Services (Puerto Rico), and 65% of the stock of our foreign subsidiaries.

     The credit facility requires us to pay interest quarterly on an interest rate spread based on several LIBOR or base rate options. Using a LIBOR spread, the Term A loans and the revolving loan require a spread of 2.75%, resulting in an interest rate, including the spread, at May 1, 1999, of 7.625%. The Term B loans require a LIBOR spread of 3.5%, resulting in an interest rate, including the spread, at May 1, 1999, of 8.375%. Beginning in March 2001, we are required to make annual principal payments on the Term A loans of $42,750,000 in 2001, $57,000,000 in 2002 and 2003, $62,700,000 in 2004 and $65,550,000 in 2005. The
Term B loans require annual principal payments of $4,650,000 beginning in March 2000 until 2005, $111,600,000 in 2006 and $325,500,000 in 2007. The credit facility contains covenants that limit the indebtedness we may incur and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.5%, payable in quarterly installments, on the unused portion of the revolving loan. At March 31, 1999 and December 31, 1998, we were in compliance with all covenants associated with the $440 million credit facility. As a result of refinancing our $440 million credit facility, we will write-off the remaining deferred financing fees at March 31, 1999 of $3,250,000, or approximately $1,950,000 net of tax, as an extraordinary item during the second quarter of 1999.

     To alleviate interest rate volatility, we entered into an interest rate swap arrangement for a notional principal amount of $360 million, effective April 3, 1998, with the First National Bank of Chicago, a subsidiary of Bank One Corporation. Under the terms of the swap, we agreed to receive a floating rate of interest on a portion of our term loans based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional amount of the swap amortizes, beginning in April 1999, in semi-annual installments of $27 million, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. As a result, we have, in effect, converted $360 million of our variable rate term debt to fixed rate debt at 5.88% for the entire term of the term loans plus the credit rate spread.

     In order to assist our funding of the DPS acquisition, we obtained a $150 million senior subordinated bridge credit facility from Credit Suisse First Boston Corporation and Bankers Trust Company. The facility became effective on April 1, 1999 and matures on March 31, 2000 unless converted into a term loan. The facility requires us to make quarterly interest payments on a spread over several LIBOR or base rate options. The facility requires us to pay an initial spread of 5%, resulting in an interest rate, including the spread, at May 1, 1999, of 9.97%, and increasing 0.5% every quarter. In March 1999, we filed a registration statement, which has not yet become effective, to sell 4.5 million shares of our Class A common stock. The proceeds from this offering will be used to repay the $150 million senior subordinated bridge credit facility and a portion of the Term B loans under the $1.05 billion credit facility. As a result of the partial repayment of the Term B loans, we will write-off approximately $3,200,000, $1,900,000 net of tax, of the Term B deferred financing fees as an extraordinary item.

     As of March 31, 1999, we had repurchased a total of 475,000 shares of our Class A Common Stock under the open-market stock repurchase program announced by us on October 25, 1996, although no repurchases occurred during the first quarter of 1999. Our Board of Directors approved the repurchase of up to 1,700,000 shares, and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our $1.05 billion credit facility.

     We have reviewed and currently intend to continue reviewing potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. However, there can be no assurance we will make other acquisitions or affiliations in 1999 or thereafter.

Other Matters

     On March 29, 1999, we announced our plans to launch two Internet sites, YourPharmacy.com and DrugDigest.org. YourPharmacy.com will serve as an online drug store and offer both prescription and over-the-counter medications, vitamins, herbs and health and beauty aids. DrugDigest.org will provide fact-based information on a variety of medications, vitamins and herbs. Both sites are expected to be operational during the second quarter of 1999. By allowing us to communicate more effectively and efficiently with our existing members, we believe that we will be able to reduce our operating costs by utilizing on-line communication as opposed to more expensive call center operations and paper-based correspondence. We also plan to increase the utilization of our existing mail pharmacies, which processed over 7.4 million prescriptions in 1998 and 2.2 million prescriptions during the first quarter of 1999, to distribute prescription medications ordered through our Internet e-commerce site. In addition, we believe that sales of both pharmaceutical and non-pharmaceutical products to the non-member general public will help us attract new clients. Furthermore, based on our clinical capabilities, information databasing and established expertise in managing prescription drug usage, we believe DrugDigest.org will be a comprehensive and credible source of information on prescription and non-prescription medications. To date we have funded the development of the Internet sites through operating cash flows and have expensed these amounts as incurred. We expect to continue funding the development and operation of these sites with operating cash flows or with working capital borrowings under our $1.05 billion credit facility.

     Under the purchase agreement with SmithKline Beecham relating to our acquisition of DPS, SmithKline Beecham is obligated to dissolve a joint venture relationship in a company known as Diversified Prescription Delivery ("DPD"), which provides mail pharmacy services, including services for some clients of DPS. SmithKline Beecham has executed a letter of intent to acquire the 50% interest in DPD that it does not currently own. Following the acquisition of this 50% interest, SmithKline Beecham will transfer ownership of DPD to us or to another company that we control. We will not pay SmithKline Beecham any additional amounts beyond what we have already paid to acquire DPS. Consummation of this transaction is subject to conditions, including preparation of formal contract documents and the approval of regulatory authorities.

     In June 1998, Statement of Financial Accounting Standards Statement 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be applicable to our first quarter of fiscal year 2000. Our present interest rate swap (see "--Liquidity and Capital Resources") would be considered a cash flow hedge. Accordingly, the change in the fair value of the swap would be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of the hedge will be initially recognized in stockholders' equity and other comprehensive income and subsequently any changes in unrealized gain or loss from the initial measurement date will be recognized in earnings concurrent with the interest expense on our underlying variable rate debt. If we had adopted FAS 133 as of March 31, 1999, we would record the unrealized loss of $4,086,000 as a liability and reduction in stockholders' equity and other comprehensive income.

Year 2000

     Our operations rely heavily on computers and other information systems technologies. In 1995, we began addressing the "Year 2000" issue, which refers to the inability of certain computer systems to properly recognize calendar dates beyond December 31, 1999. This arises as a result of systems having been programmed with two digits rather than four digits to define the applicable year in order to conserve computer storage space, reduce the complexity of calculations and produce better performance. The two-digit system may cause computers to interpret the year "00" as "1900" rather than as "2000", which may cause system failures or produce incorrect results when dealing with date-sensitive information beyond 1999.

     We formed a Year 2000 task force to address this issue. The task force has performed a self-assessment and developed a compliance plan that addresses: (i) internally developed application software, (ii) vendor developed application software, (iii) operating system software, (iv) utility software, (v) vendor/trading partner-supplied files, (vi) externally provided data or transactions, (vii) non-information technology devices that are material to our business, and (viii) adherence to applicable industry standards. Our plan covers both the traditional Express Scripts and ValueRx systems. Progress in each area is monitored and management reports are given periodically.

     We have various applications and operating systems that are considered critical to our operations. Approximately 90% of these systems have been successfully tested by us in an integrated environment for Year 2000 compliance. The remaining systems will be modified to be compliant by the end of the third quarter of 1999, or information residing on such systems will be integrated into a Year 2000 compliant operating system. Testing of the applications and operating systems includes the adjudication process, the eligibility process, the billing and remittance process, the communication process and the reporting process, including financial reporting. In addition, since 1995, all new internally developed software has been developed to be Year 2000 compliant and will be fully tested during the remainder of 1999.

     We are participating in a joint effort with other PBMs, retail pharmacy chains, transaction routing companies and adjudication software vendors to test Year 2000 compliance in the industry. The joint effort is called the "Y2K Provider & Vendor Testing Coalition" and is being facilitated by The National Health Information Network. The coalition has the support of major U.S. retail pharmacies, including American Stores, CVS, Eckerd, Rite-Aid, Wal-Mart and Walgreens. The inclusion of transaction routing vendors and software companies could permit up to 95% of our pharmacy network to be tested (although there can be no assurance that all parties who are invited to participate will actually participate). The program will allocate the retail pharmacy chains and software vendors among the various PBMs who will be required to test the vendors' and pharmacy chains' Year 2000 compliance. The testing is expected to be completed early in the third quarter of 1999.

     We have sent out approximately 1,500 letters to critical vendor/trading partners requesting a status report regarding their Year 2000 compliance. We have received responses from approximately 30% of these third parties, with the majority of the vendor/trading partners responding that they are currently addressing the Year 2000 issue and expect to be compliant. We are formulating a list of vendor/trading partners that have not responded in order to send second requests.

     We have also contacted several hundred clients and several thousand pharmacies whose computer systems appear to us not to be Year 2000 compliant in an effort to increase awareness of the problem and minimize or eliminate any disruption in data transfer activity between any of these parties and us. We have developed date windowing logic, which forces an entry into the century field of a computer application if one is not provided by the user, which we believe will address many issues concerning retail pharmacies and clients with noncompliant systems. Due to our contracts typically extending over several years and our receipt of member eligibility information from clients that reflect dates beyond the Year 2000, we have been receiving information that would identify certain Year 2000 issues for several years. Any problems we have encountered to date have been rectified by the client or, if necessary, by us using our windowing logic. There can be no assurance, however, that all of these problems that may be encountered in the future can be rectified with the windowing logic.

     In addressing the Year 2000 issue, we have and will continue to incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements. To date, we have incurred approximately $3,700,000 addressing the Year 2000 issue. We anticipate spending an additional $500,000 to $750,000 during the remainder of 1999 addressing the Year 2000 issue. All expenditures are being expensed as incurred. To date, these costs have not had a material adverse effect on our results of operations or financial condition, and are not expected to have a material adverse effect on our future results of operations or financial condition.

     In connection with our acquisition of DPS, we performed certain Year 2000 due diligence and received representations that DPS had implemented a Year 2000 plan for upgrading its computer systems and communicated with its vendors/trading partners regarding their respective Year 2000 compliance. Based on our due diligence and the representations we received, we believe DPS's critical applications and operating systems have been successfully tested for Year 2000 compliance. We plan to continue to review DPS's state of readiness and assess whether additional steps are necessary.

     We believe that, with appropriate modifications to existing computer systems, updates by vendors and trading partners and conversion to new software in the ordinary course of our business, the Year 2000 issue is not likely to pose significant operational problems for us. However, if the above-described conversions are not completed in a proper and timely manner by all affected parties, or if our logic for communicating with noncompliant systems is ineffective, the Year 2000 issue could result in material adverse operational and financial consequences to us. There can be no assurance that our efforts, including those relating to the DPS's systems, or those of our vendors and trading partners, who are beyond our control, will be successful in addressing the Year 2000 issue.

     We are in the process of formalizing our contingency plans, which include DPS, to address potential Year 2000-related risks, including risks of vendor/trading partner noncompliance, as well as noncompliance of any of our critical operations, and are expected to be substantially completed by the end of the second quarter of 1999. However, the formalization of the contingency plans is an ongoing process as we complete our testing and receive updates from vendor/trading partners. In addition, there can be no assurance that our contingency plans will successfully address all potential circumstances or consequences.

Impact of Inflation

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our net revenues and cost of revenues. To date we have been able to recover price increases from our clients under the terms of our agreements, although under selected arrangements in which we have performance measurements on drug costs with our clients, we could be adversely affected by inflation in drug costs if the result is an overall increase in the cost of the drug plan to the client. To date, changes in pharmaceutical prices have not had a significant adverse affect on us.

Market Risk

     To alleviate interest rate volatility, we entered into an interest rate swap arrangement for a notional principal amount of $360 million effective April 3, 1998, with First National Bank of Chicago, a subsidiary of Bank One Corporation. Under the swap arrangement, we agreed to receive a floating rate of interest on an amount equal to a portion of the outstanding principal balance of our term loans based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum on such amount. The weighted average variable rate received by us for the period January 1, 1999 to March 31, 1999, was 5.08%. The notional amount of the swap amortizes, beginning in April 1999, in semi-annual installments of $27 million, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. The swap expires on April 3, 2003. At March 31, 1999, the fair value of the swap was ($4,086,000).

     Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash-flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash-flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at March 31, 1998, would have caused the fair value of the swap to decrease by an additional $674,000, resulting in a fair value of ($4,760,000).

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

     As discussed in detail in our Annual Report on Form 10-K for the period ended December 31, 1998, filed with the Securities and Exchange Commission on March 29, 1999 ("1998 10-K"), we acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("VHI"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from Columbia HCA/HealthCare Corporation ("Columbia") and its affiliates on April 1, 1998 (the "Acquisition"). VHI, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on our future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the our opinion, the ultimate liabilities resulting from any of these lawsuits, investigations or claims now pending will not materially affect our consolidated financial position, results of operations or cash flows. A brief update of the most notable of the proceedings follows:

     As discussed in detail in our 1998 10-K, VHI and several of its subsidiaries are party to two securities litigation matters, Bash, et al. v. Value Health, Inc., et al., No. 3:97cv2711 (JCH) (D.Conn.), and Freedman, et al.
v. Value Health, Inc., et al., No. 3:95 CV 2038 (JCH) (D.Conn). The two lawsuits, filed in 1995, allege that VHI and certain other defendants made false or misleading statements to the public in connection with VHI's acquisition of Diagnostek, Inc. in 1995, and in connection with one of VHI's contracts. The
Bash lawsuit also alleges false or misleading statements by Diagnostek and certain of its former officers and directors concerning its financial condition prior to the merger with VHI. Neither complaint specifies the amount of damages sought. On April 24, 1998, the two lawsuits were consolidated.

     On February 18, 1999, the court granted plaintiffs' motions for class certification and certified a class consisting of (i) all persons who purchased or otherwise acquired shares of VHI during the period from April 3, 1995, through and including November 7, 1995, including those who acquired shares issued in connection with the Diagnostek merger; and (ii) all persons who purchased or otherwise acquired shares of Diagnostek during the period from March 27, 1995, through and including July 28, 1995. Fact discovery in the consolidated lawsuit is complete. The parties are awaiting an order from the court regarding the scheduling of expert discovery and dispositive motions.

     In connection with the Acquisition, Columbia has agreed to defend and hold us and our affiliates (including VHI) harmless from and against any liability that may arise in connection with either of the foregoing proceedings.
Consequently, we do not believe we will incur any material liability in connection with the foregoing matters.

     In August 1997, the U.S. Department of Labor requested information from DPS concerning its contractual relationships with employer group health plans governed by ERISA. DPS provided the requested information to the U.S. Department of Labor, and exchanged correspondence with the U.S. Department of Labor on this matter until August 1998. Since that time, no additional information requests or other correspondence has been received. However, the U.S. Department of Labor has given no indication as to its disposition of this matter, and we cannot provide any assurance as to the ultimate outcome of this matter or what effect, if any, it will have on our business as a result of our acquisition of DPS.

Item 6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits.  See Index to Exhibits on page 22.

         (b)      Reports on Form 8-K.

                          (i) On February 18, 1999, the Company filed a Current Report on Form 8-K regarding a press release issued on behalf of the Company announcing that the Company had entered into a Stock Purchase Agreement with SmithKline Beecham Corporation and one of its affiliates for the acquisition of Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc.

                        (ii) On February 24, 1999, the Company filed a Current Report on Form 8-K regarding a press release issued on behalf of the Company concerning its year-end 1998 financial performance.

                       (iii) On March 25, 1999, the Company filed a Current Report on Form 8-K regarding a press release issued on behalf of the Company announcing that it had filed a registration statement with the Securities and Exchange Commission for an offering of approximately 4,500,000 primary shares, or $350 million, of its Class A Common Stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EXPRESS SCRIPTS, INC.
                                  (Registrant)


Date:    May 13, 1999            By:/s/ Barrett A. Toan
                                    ---------------------------------------
                                    Barrett A. Toan, President and
                                    Chief Executive Officer

Date:    May 13, 1999            By:/s/ George Paz
                                    ---------------------------------------
                                    George Paz, Senior Vice
                                    President and Chief
                                    Financial Officer

                                INDEX TO EXHIBITS

            (Express Scripts, Inc. - Commission File Number 0-20199)

Exhibit
Number          Exhibit

2.1 Stock Purchase Agreement by and among SmithKline Beecham Corporation, SmithKline Beecham InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed February 18, 1999.

3.1 Certificate of Incorporation, incorporated by reference to Exhibit No. 3.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No.33-46974) (the "Registration Statement").

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, incorporated by reference to Exhibit No. 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

3.3 Certificate of Amendment of the Certificate of Incorporation of the Company, incorporated by reference to Exhibit No. 3.3 to the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

3.4 Second Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Registration Statement.

10.1* Employment Agreement effective as of April 1, 1999, between Barrett A. Toan and the Company

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).

*   Filed herein.