Form 10-K/A
period 1998-12-31
EXPRESS SCRIPTS INC
filed 1999-06-10
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A



X ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
  OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
  EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION   PERIOD  FROM   ____________
  TO _____________.

                         Commission File Number: 0-20199

                              EXPRESS SCRIPTS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                               43-1420563
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

13900 Riverport Dr., Maryland Heights, Missouri                       63043
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
                                                  15,020,000  Shares Class B

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference portions of the definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1998.
--------------------------------------------------------------------------------
                                     PART I
                                   THE COMPANY

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


     -risks  associated with our ability to manage and maintain interal growth


     -competition including price competition, competition in the bidding and proposal process and our ability to consummate contract negotiations with prospective clients


     -the possible termination of contracts with key clients or providers

     -the possible loss of relationships with pharmaceutical manufacturers, or changes in pricing, discount, rebate or other practices of pharmaceutical manufacturers


     -adverse results in litigation

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


     -risks associated with our ability to meet our debt obligations


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

Failure to Integrate ValueRx and DPS Could Adversely Affect Our Business

         On April 1, 1998, we completed our first major acquisition by acquiring ValueRx, the pharmacy benefit management ("PBM") business of Columbia/HCA Healthcare Corporation, for approximately $460 million in cash. This transaction significantly increased our membership base and the complexity of our operations. In the second quarter of 1999, we expect to complete our acquisition of Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc. (collectively, "DPS") from SmithKline Beecham Corporation and one of its affiliates for $700 million in cash. Consummation of the transaction is subject to customary closing conditions, and we cannot provide any assurance that all such conditions will be satisfied such that the transaction may be consummated. If consummated, the transaction will approximately double our membership base and further increase the complexity of our operations. In light of both acquisitions, we have developed and, in the case of ValueRx, begun to implement, an integration plan to address items such as:

     o     retention of key employees
     o     consolidation of administrative and other duplicative functions
     o coordination of sales, marketing, customer service and clinical functions
     o     systems integration
     o     new product and service development
     o     client retention and other items


         While we have achieved many of our integration goals to date with respect to the acquisition of ValueRx, certain significant integration challenges remain, including the complete integration of our information technology systems. We cannot provide any assurance that our integration plan will successfully address all aspects of our operations, or that we will continue to achieve our integration goals. In the case of DPS, we cannot provide any assurance that our integration plan will address all relevant aspects of DPS's business or that we will be able to implement our integration plan successfully. In addition, we assumed specific financial targets when deciding to purchase ValueRx and DPS. We cannot provide any assurance that we will be able to achieve our targets. Finally, although we conducted an extensive investigation in evaluating our acquisitions of ValueRx and DPS, it is possible that we failed to uncover or appropriately address material problems with ValueRx's or DPS's operations or financial condition, or failed to discover contingent liabilities. Any of the foregoing could materially adversely affect our results of operations or financial condition.


Failure to Obtain Financing or Capital Could Adversely Affect Our Business


         Our ability to consummate the DPS transaction is dependent upon, among other things, our securing financing of approximately $1.05 billion, consisting of an $750 million term loan facility and a $300 million revolving credit facility, for which we have obtained a commitment from Credit Suisse First Boston ("CSFB"). This new credit facility is intended to replace our existing $440 million facility with Bankers Trust Company. The commitment for this new facility is, however, subject to various conditions, which we believe are customary for transactions of this kind, but we cannot provide any assurance that all such conditions will be satisfied so that this credit facility can be funded. We have also obtained a commitment from CSFB for a $150 million bridge loan which may be needed to facilitate the closing of the acquisition. This commitment is also subject to various conditions, which we again believe are customary for transactions of this kind. However, we cannot provide any assurance that all such conditions will be satisfied so that this bridge loan facility will be funded.

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


Competition in the PBM Industry Could Reduce Our Membership and Our Profit
Margins

     Pharmacy benefit management is a very competitive business. Our competitors include several large and well-established companies which may have greater financial, marketing and technological resources than we do. One major competitor in the PBM business, Merck-Medco Managed Care, L.L.C., is owned by Merck & Co., Inc., a large pharmaceutical manufacturer. Another major competitor, PCS, Inc., is owned by Rite-Aid Corporation, a large retail pharmacy chain. Both of these competitors may possess purchasing or other advantages over us by virtue of their ownership, and could succeed in taking away some of our clients. Consolidation in the PBM industry may also lead to increased competition among a smaller number of large PBM companies. Competition may also come from other sources in the future, including from Internet-based providers such as Drugstore.com and PlanetRx.com. We cannot predict what effect, if any, these new competitors may have on the marketplace or on our business.


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


Failure to Retain Key Clients and Network Pharmacies Could Adversely Affect Our Business and Limit Our Access to Retail Pharmacies

     We currently provide PBM services to approximately 8,500 clients, including several large clients. Our acquisitions have diversified our client base and reduced our dependence on any single client. After giving effect to the pending DPS acquisition, our top 10 clients, measured as of January 1, 1999, but excluding United HealthCare Corporation, represent approximately 27% of our total membership base, but no single client would, on a combined pro forma basis, represent more than approximately 6% of our membership base. Our contracts with clients generally do not have terms of longer than three years and in some cases are terminable by either party on relatively short notice. Our larger clients generally distribute requests for proposals and seek bids from other PBM providers in advance of the expiration of their contracts. If several of these large clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and some of our managed care clients could be acquired by another party that is not our client. In such case, the likelihood such client would renew its PBM contract with us could be reduced.

     Assuming consummation of the pending DPS acquisition, United HealthCare Corporation will be our largest client, with approximately 10 million members and account for approximately 22% of our membership base. DPS's contract with United HealthCare will expire on May 31, 2000, and United HealthCare has indicated it will be moving to another provider at that time. In our financial analysis of the DPS acquisition, we assumed United HealthCare would not renew its contract. However, if we are unable to reduce our costs on a basis commensurate with our expectations and manage the transition of this large client to another provider both efficiently and effectively, the termination of this contract may materially adversely affect our business and results of operations.

     Our largest national provider network consists of more than 52,000 retail pharmacies, which represent more than 99% of the retail pharmacies in the United States. However, the top 10 retail pharmacy chains represent approximately 41% of the 52,000 pharmacies, with these pharmacy chains representing even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members' access to retail pharmacies and our business could be materially adversely affected. In addition, Rite-Aid Corporation recently acquired one of our major PBM competitors, PCS, Inc. Other large pharmacy chains either own PBMs today or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our business and results of operations.

Loss of Relationships with Pharmaceutical Manufacturers and Changes in the Regulation of Discounts and Rebates Provided to Us by Pharmaceutical Manufacturers Could Decrease Our Profits

     We  maintain   contractual   relationships  with  numerous   pharmaceutical
manufacturers which provide us with:

o discounts at the time we purchase the drugs to be dispensed from our mail pharmacies

o rebates based upon sales of drugs from our mail pharmacies and through pharmacies in our retail networks

o administrative fees based upon the development and maintenance of formularies which include the particular manufacturer's products

These fees are all commonly referred to as formulary fees or formulary management fees.

     We also provide various services for, or services which are funded wholly or partially by, pharmaceutical manufacturers. These services include:

o    compliance   programs,   which  involve   instruction  and
     counseling  of  patients   concerning  the  importance  of
     compliance with the drug treatment regimen prescribed by their physician

o therapy management programs, which involve education of patients having specific diseases, such as asthma and diabetes, concerning the management of their condition

o market research programs in which we provide information to manufacturers concerning drug utilization patterns.

These arrangements are generally terminable by either party on relatively short notice. If several of these arrangements are terminated or materially altered by the pharmaceutical manufacturers, our operating results could be materially adversely affected. In addition, formulary fee programs, as well as some of the services we provide to the pharmaceutical manufacturers, have been the subject of debate in federal and state legislatures and various other public forums. Changes in existing laws or regulations or in their interpretations, or the adoption of new laws or regulations, relating to any of these programs may materially adversely affect our business.

     Patents covering many brand name drugs that currently have substantial market share will expire over the next several years, and generic drugs will be introduced at prices that may substantially reduce the market share of these brand name drugs. Unlike brand name drug manufacturers, manufacturers of generic drugs do not generally offer incentive payments on their drugs to PBMs in the form of discounts, rebates or other formulary fees. Although we expect new drugs with patent protection to be introduced in the future, we can provide no assurance such drugs will capture a significant share of the market such that our incentive payment revenues will not be reduced.

Pending and Future Litigation Could Materially Affect Our Relationships with Pharmaceutical Manufacturers or Subject Us to Significant Monetary Damages


     Since 1993, retail pharmacies have filed over 100 separate lawsuits against drug manufacturers, wholesalers and certain PBMs, challenging brand name drug pricing practices under various state and federal antitrust laws. The plaintiffs alleged, among other things, that the manufacturers had offered, and certain PBMs had knowingly accepted, discounts and rebates on purchases of brand name prescription drugs that violated the federal Sherman Act and the federal Robinson-Patman Act. Some manufacturers settled certain of these actions, including a Sherman Act case brought on behalf of a nationwide class of retail pharmacies. The class action settlements generally provided for commitments by the manufacturers in their discounting practices to retail pharmacies. The class action was recently dismissed as to drug manufacturers and wholesalers who did not settle. With respect to the cases filed by plaintiffs who opted out of the class action, while some drug manufacturers have settled certain of these actions, such settlements are not part of the public record.

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


Changes in State and Federal Regulations Could Restrict Our Ability to Conduct Our Business


     Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:


o health care fraud and abuse laws and regulations, which prohibit illegal referral and other payments

o the Employee Retirement Income Security Act and related regulations, which regulate many health care plans


o    proposed comprehensive state PBM legislation


o    consumer protection laws and regulations

o pharmacy network access laws, including "any willing provider" and "due process" legislation, that regulate aspects of our pharmacy network contracts

o legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans

o various licensure laws, such as managed care and third party administrator licensure laws

o drug pricing legislation, including "most favored nation" pricing and "unitary pricing" legislation

o    mail pharmacy laws and regulations

o    privacy and confidentiality laws and regulations

o    Medicare prescription drug coverage proposals

o    other Medicare and Medicaid reimbursement regulations


o potential regulation of the PBM industry by the U.S. Food and Drug Administration

These and other regulatory  matters are discussed in more detail under "Business
- Government Regulation" below.


     We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and we cannot provide any assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our results of operations. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general. We also cannot predict what effect any such legislation or regulations might have on us. We also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or results of operations.

Efforts to Reduce Health Care Costs and Alter Health Care Financing Practices Could Adversely Affect Our Business


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


Failure to Successfully Address the Year 2000 Issue Could Adversely Affect Our Business


     Our business relies heavily on computers and other information systems technology. In 1995, we began addressing the "Year 2000" issue, which generally refers to the inability of certain computer systems to properly recognize calendar dates beyond December 31, 1999. We developed a Year 2000 compliance plan to address:

     o        internally developed application software
     o        vendor developed application software
     o        operating system software
     o        utility software
     o        vendor/trading partner-supplied files
     o        externally provided data or transactions
     o        non-information technology devices
     o        adherence to applicable industry standards

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

Loss of Key Management Could Adversely Affect Our Business


     Our success is materially dependent upon certain key managers and, in particular, upon the continued services of Barrett A. Toan, our President and Chief Executive Officer. Our future operations could be materially adversely affected if the services of Mr. Toan cease to be available. The Company and Mr. Toan are parties to an employment agreement which currently extends to March 31, 2002, and which automatically extends for an additional one year on April 1, 2001, and on each April 1 thereafter unless either party gives notice of termination at least 30 days prior to such April 1. As of the date hereof, neither we nor Mr. Toan has given such notice.

Failure to Meet Our Debt Obligations Could Adversely Affect Our Results of Operations and Financial Condition

     In connection with our pending acquisition of DPS, we will incur a substantial amount of indebtedness under our proposed $1.05 billion credit facility discussed above. If funded, this credit facility will be secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Great Plains Reinsurance, ValueRx of Michigan, Diversified NY IPA and Diversified Pharmaceutical Services (Puerto Rico), and 65% of the stock of our foreign subsidiaries. If we are unable to meet our obligations under this proposed credit facility, these creditors could exercise their rights as a secured party and take possession of the pledged capital stock of these subsidiaries. This would materially adversely affect our results of operations and financial condition.

Our Leverage and Debt Service Obligations Could Impede Our Operations and Flexibility

     After consummation of the pending DPS acquisition and funding of the proposed $1.05 billion credit facility, we will have substantial leverage, which means that the amount of our outstanding debt will be large compared to the net book value of our assets, and we will have substantial repayment obligations and interest expense. We and our subsidiaries may also incur additional indebtedness in the future.

     Our level of debt and the limitations which will be imposed on us by our debt agreements could have important consequences including the following:

     o we will have to use a substantial portion of our cash flow from operations for debt service rather than for our operations

     o we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes

     o some of the debt under our proposed $1.05 billion credit facility may be at a variable interest rate, making us vulnerable to increases in interest rates

     o we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions.

     o we could be more vulnerable to general adverse economic and industry conditions

     o    we may be disadvantaged compared to competitors with less leverage

     Furthermore, our ability to satisfy our obligations, including our debt service requirements, will be dependent upon our future performance, which will be subject to numerous factors, including, without limitation, prevailing economic conditions and financial, business and other factors, many of which are beyond our control and which affect our business and operations.

New York Life Insurance Company Can Control Our Business and Limit Our Ability to Enter Into Selected Business Transactions


     We have two classes of authorized common stock: Class A Common Stock and Class B Common Stock. Our Class A Common Stock has been publicly traded on The Nasdaq National Market since June 9, 1992. Our Class B Common Stock is entirely owned by NYLIFE HealthCare Management, Inc. ("NYLIFE HealthCare"), an indirect subsidiary of New York Life Insurance Company ("New York Life"). Each share of our Class A Common Stock has one vote per share, and each share of our Class B Common stock has ten votes per share. Consequently, although NYLIFE HealthCare currently owns approximately 45% of the Company's total outstanding shares of Common Stock, it possesses approximately 89% of the combined voting power of both classes of Common Stock. NYLIFE HealthCare could reduce its Class B Common Stock ownership to represent slightly less than 10% of the total outstanding shares of our common stock and still control a majority of the voting power of our common stock. Accordingly, without regard to the votes of our public stockholders, NYLIFE HealthCare can

     o    elect or remove all of our directors

     o amend our certificate of incorporation, except where the separate approval of the holders of our Class A Common Stock is required by law

     o accept or reject a merger, sale of assets or other major corporate transaction

     o    accept or reject any  proposed  acquisition  of the  Company

     o determine the amount and timing of dividends paid to itself and holders of our Class A Common Stock


     o except in limited circumstances, otherwise control our management and operations and decide all matters submitted for a stockholder vote

     Our Class B common stock will automatically convert into the same number of shares of our Class A common stock upon transfer by NYLIFE HealthCare to any entity other than an affiliate of New York Life or otherwise at the option of NYLIFE HealthCare. We cannot assure you, however, that our Class B common stock would automatically convert into our Class A common stock if New York Life were to transfer the stock of NYLIFE HealthCare to someone who is not an affiliate of New York Life.


Item 1 - Business

Industry Overview

     Prescription drug costs are the fastest growing component of health care costs in the United States. The U.S. Health Care Financing Administration ("HCFA") estimates that pharmaceuticals currently account for approximately 6.5% of U.S. health care expenditures, and are expected to increase to 8% by 2007. Estimated U.S. pharmaceutical sales for 1998 were approximately $75 billion, and HCFA projects continued sales increases at an average annual growth rate of approximately 10% through 2007, compared to an average annual growth rate of approximately 7% for total health care costs during this period. Factors underlying this trend include:


     o increases in research and development expenditures by drug manufacturers, resulting in many new drug introductions

     o a shorter U.S. Food and Drug Administration approval cycle for new pharmaceuticals

     o    high  prices for new "blockbuster"  drugs

     o an aging population o increased demand for prescription drugs due to increased disease awareness by patients, effective direct-to-consumer advertising by drug manufacturers and a growing reliance on medicatio in lieu of lifestyle changes


     Health benefit providers have been seeking ways to better understand and control drug costs. PBMs help health benefit providers to provide a cost-effective drug benefit and to better understand the impact of prescription drug utilization on total health care expenditures. PBMs coordinate the distribution of outpatient pharmaceuticals through a combination of benefit-management services, including retail drug card programs, mail pharmacy services and formulary management programs.

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

Company Overview


     We  are  the  largest   full-service  PBM  independent  of   pharmaceutical
manufacturer  or drug store  ownership in North  America.  PBMs  coordinate  the distribution of outpatient pharmaceuticals through a combination of benefit management services, including retail drug card programs, mail pharmacy services, drug formulary management programs and other clinical management programs. We provide these types of services for approximately 8,500 clients that include HMOs, health insurers, third-party administrators, employers and union-sponsored benefit plans. We believe our independence from pharmaceutical manufacturer ownership allows us to make unbiased formulary recommendations to our clients, balancing both clinical efficacy and cost. We also believe our independence from drug store ownership allows us to construct a variety of convenient and cost-effective retail pharmacy networks for our clients, without favoring any particular pharmacy chain.


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


     As of January 1, 1999, our PBM services were provided to approximately 23 million members in the United States and Canada who were enrolled in health plans sponsored by our clients. Although membership counts are based on eligibility data, they necessarily involve some estimates, extrapolations and approximations. For example, some plan designs allow for family coverage under one identification number, and we make assumptions about the average number of persons per family. These assumptions may vary between us and our competitors. Consequently, membership counts may not be comparable between us and our competitors. However, we believe our membership count provides a reasonable estimation of the population we serve, and can be used as one measure of our growth. As of January 1, 1999, some of our largest clients were Aetna U.S. Healthcare and the State of New York Empire Plan Prescription Drug Program.

     Our PBM services are primarily delivered through networks of retail pharmacies that are under non-exclusive contract with us and through five mail pharmacy service centers that we own and operate. Our largest retail pharmacy network includes more than 52,000 retail pharmacies, representing more than 99% of all retail pharmacies in the United States. In 1998, we processed approximately 113.2 million network pharmacy claims and 7.4 million mail pharmacy prescriptions, with an estimated total drug spending of approximately $4.5 billion.

         Our PBM offerings include:


     o network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management programs, disease management and medical and drug data analysis services, and compliance and therapy management programs for our clients

     o    market research programs for pharmaceutical manufacturers

     o medical information management services, which include provider profiling and outcome assessments, through our majority owned subsidiary Practice Patterns Science, Inc. ("PPS")

     o informed decision counseling services through our Express Health LineSM division


         Our non-PBM offerings include:


     o infusion therapy services through our wholly owned subsidiary IVTx, Inc. ("IVTx")

     o distribution of pharmaceuticals requiring special handling or packaging through our Specialty Distribution division


     Our PBM and non-PBM operations include delivery of a variety of tangible products and services to our members. However, our net revenues are primarily generated from the delivery of tangible products through our contractual network of pharmacies, mail pharmacy services, infusion therapy services and our specialty distribution business. In 1996, 1997 and 1998, net revenues from the delivery of products to our members represented 97.3%, 97.7% and 98.3%, respectively, of our total net revenues. Revenues from other services comprised the remainder of our net revenues.

     Express Scripts, Inc. was incorporated in Missouri in September 1986, and was reincorporated in Delaware in March 1992. We have two classes of common stock, Class A Common Stock and Class B Common Stock. Each share of the Class B Common Stock is entitled to ten votes, and each share of the Class A Common Stock is entitled to one vote. All of the issued and outstanding shares of the Class B Common Stock are owned by NYLIFE HealthCare. Our principal executive offices are located at 13900 Riverport Drive, Maryland Heights, Missouri 63043. Our telephone number is (314) 770-1666.


Products and Services


Pharmacy Benefit Management

     Overview. Our PBM services involve the management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies. We offer our PBM services to our clients in the United States and Canada. Our PBM offerings include:

     o        retail pharmacy network administration
     o        mail pharmacy services
     o        benefit plan design consultation
     o        formulary administration
     o        electronic point-of-sale claims processing
     o        drug utilization review
     o the development of advanced formulary compliance and therapeutic intervention programs
     o therapy management services such as prior authorization, therapy guidelines, step therapy protocols and formulary management interventions
     o sophisticated management information reporting and analytic services
     o        provider profiling and outcomes assessments
     o        informed decision counseling


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

     All retail pharmacies in our pharmacy networks communicate with us on-line and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified claim data in an industry-standard format through our systems, which process the claim and respond to the pharmacy, typically within one or two seconds. The electronic processing of the claim involves:


     o confirming the member's eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage, such as the amount of copayments or deductibles the member must pay


     o performing a concurrent drug utilization review ("DUR") analysis and alerting the pharmacist to possible drug interactions or other indications of inappropriate prescription drug usage

     o    updating the member's prescription drug claim record

     o if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed


     Mail Pharmacy. We integrate our retail pharmacy services with our mail pharmacy services. We operate five mail pharmacies, located in Maryland Heights, Missouri; Tempe, Arizona; Albuquerque, New Mexico; Bensalem, Pennsylvania; and Troy, New York. These pharmacies provide members with convenient access to maintenance medications and enable us and our clients to control drug costs through operating efficiencies and economies of scale. In addition, through our mail service pharmacies, we are directly involved with the prescriber and member, and are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks. This further reduces our clients' costs.

     Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist the client in selecting a benefit plan design that meets its needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:

     o financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, flat dollar or percentage of prescription cost copayments, deductibles or annual benefit maximum

     o    generic drug substitution incentives


     o incentives or requirements to use only network pharmacies or to order certain drugs only by mail


     o reimbursement limitations on the number of days' supply of a drug that can be obtained

The selected benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and enables us and our clients to monitor the financial performance of the plan.

     Advanced Formulary Compliance and Therapy Management. We provide advanced formulary compliance services to our clients. Formularies are lists of drugs for which coverage is provided under the applicable plan. They are widely used in managed health care plans and, increasingly, by other health plan managers. We administer a number of different formularies for our clients that often identify preferred drugs whose use is encouraged or required through various benefit design features. Historically, many clients have selected a plan design which includes an open formulary in which all drugs are covered by the plan and preferred drugs, if any, are merely recommended. More advanced options consist of restricted formularies, in which various financial or other incentives exist for the selection of preferred drugs over their non-preferred counterparts, or closed formularies, in which benefits are available only for drugs listed on the formulary. Formulary preferences can be encouraged:

     o by restricting the formulary through plan design features,such as tiered copayments, which require the member to pay a higher amount for a non-preferred drug

     o    through prescriber education programs,  in which we or the managed
          care  client   actively   seek  to  educate  the prescribers about the
          formulary preferences

     o    through our  OptiMedSM  drug therapy  management  program,
          which   actively   promotes    therapeutic   and   generic
          interchanges to reduce drug costs

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


     In addition, our PPS subsidiary offers provider profiling, disease management support services and outcomes assessments, and has developed proprietary software to process and sort medical claims, prescription drug claims and clinical laboratory data. This data is then used to produce comprehensive information about treatment of patients that can be used by managed care organizations and other companies involved in formulary management programs to treat a particular disease in a quality, cost-effective manner. The patient-specific data generated through all of these services can then be compared to data in PPS's normative databases, and PPS can determine the effectiveness of treatment and calculate the total costs of that treatment, including the prescription drug component, resulting in an assessment of the particular outcome for a given patient. The information can also be used to analyze the practice patterns of health care providers and create a provider profile, then develop empirically based "best practice" protocols, which recommend treatment regimens for specific diseases.

     We offer additional disease management programs to assist health benefit plans in managing the total health care costs associated with certain diseases, such as asthma, diabetes and cardiovascular disease. These disease management programs are based upon the premise that patient and provider behavior can positively influence medical outcomes and reduce overall medical costs. Patient identification can be accomplished through claims data analysis or self-enrollment, and risk stratification surveys are conducted to establish a plan of care for individual program participants. Patient education is primarily effected through a series of telephone and written communications with nurses and pharmacists, and both providers and patients receive progress reports on a regular basis. Outcome surveys are conducted and results are compiled to analyze the clinical, personal and economic impact of the program.


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


     Informed Decision Counseling. We offer health care decision counseling services through our Express Health LineSM division. This service allows a member to call a toll-free telephone number and discuss a health care matter with a care counselor who utilizes on-line decision support protocols and other guidelines to provide information to assist the member in making an informed decision in seeking appropriate treatment. Records of each call are maintained on-line for future reference. The service is available 24 hours a day.
Multilingual capabilities and service for the hearing impaired are also available. The counselors provide follow-up service to members to determine if their situation was resolved or if the counselor may provide additional assistance. Member satisfaction and outcomes assessments are tracked through a combination of member surveys, a quality assurance plan and system reports.

     Internet Pharmacy. On March 29, 1999, we announced our plans to launch two internet sites, YourPharmacy.com and DrugDigest.org. YourPharmacy.com will serve as an online drug store, and offer both prescription and over-the-counter medications, vitamins, herbs and health and beauty aids. DrugDigest.org will provide fact-based information on a variety of medications, vitamins and herbs. Both sites are expected to be operational during the second quarter of 1999. Although both sites will be available to anyone, we expect to capitalize on the use of the sites by our existing membership base.

Non-PBM


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


     Outpatient Infusion Therapy - IVTx. We provide infusion therapy services which involve the administration of prescription drugs and other products to a patient by catheter, feeding tube or intravenously, through our wholly owned subsidiary IVTx, Inc. IVTx's clients, which include managed care organizations, third-party administrators, insurance companies, case management companies, unions and self-insured employers, benefit from outpatient infusion therapy services because the length of hospital stays can be reduced. Rather than receiving infusion therapy in a hospital, IVTx provides infusion therapy services to patients at home, in a physician's office or in a free-standing center operated by a managed care organization or other entity. IVTx provides antimicrobial, cardiovascular, hematologic, nutritional, analgesic, chemotherapeutic, hydration, endocrine, respiratory and AIDS management treatments to patients. IVTx generally prepares the treatments in one of its infusion therapy pharmacies, which are licensed independently of our mail pharmacies. The treatments are either administered under the supervision of IVTx's staff of registered nurses or licensed vocational nurses who are employed at one of the IVTx sites or, in areas where IVTx does not have a facility, through contracted registered nurses employed or otherwise retained by nursing agencies. IVTx may also contract with physicians to provide consultation services to its sites and contract for pharmacy services for patients who live in outlying areas.


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


     Specialty Distribution. We began offering specialty distribution services during the fourth quarter of 1997 through our Tempe, Arizona facility. This service assists pharmaceutical manufacturers with the distribution of, and creation of a database of information for, products requiring special handling/packaging or products targeted to a specific physician or patient population.

     Vision Care. Until September 1998, we offered a managed vision care program through a network of approximately 9,000 vision care providers consisting primarily of optometrists and a smaller number of ophthalmologists. In addition to administering the network, we ground and edged lenses, assembled eyeglasses and distributed eyeglasses and contact lenses from our vision lab formerly located in Earth City, Missouri.


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


     Upon completion of our pending acquisition of DPS (assuming all conditions necessary for the consummation are satisfied), United HealthCare Corporation will become our largest client, with approximately 10 million members. DPS's contract with United HealthCare will expire on May 31, 2000, and United HealthCare has indicated it will be moving to another provider at that time. In our financial analysis of the DPS acquisition, we assumed United HealthCare would not renew its contract. However, if we are unable to reduce our costs on a basis commensurate with our expectations and manage the transition of this large client to another provider both efficiently and effectively, the termination of this contract may materially adversely affect our business and results of operations.


Acquisitions and Strategic Alliances


     On February 9, 1999, we announced that we had executed a definitive agreement to acquire DPS from SmithKline Beecham Corporation and one of its affiliates for $700 million in cash. We expect to complete the acquisition during the second quarter of 1999. We intend to finance the acquisition and refinance all of our existing indebtedness through a $1.05 billion credit facility and a $150 million senior subordinated bridge credit facility. Goodwill and customer contract amortization from the DPS acquisition will be tax deductible. Upon completion of our acquisition of DPS, we will continue to be the third largest PBM in North America in terms of total members and we will have one of the largest managed care membership bases of any PBM. In addition, the acquisition will provide us with enhanced clinical capabilities, systems and technologies. Consummation of the transaction is subject to customary closing conditions, and we cannot provide any assurance that all such conditions will be satisfied such that the transaction may be consummated as planned.


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


     On December 31, 1995, we entered into a series of agreements with American HealthCare Systems Purchasing Partners, L.P. (now known as Premier Purchasing Partners, L.P.; the "Premier Partnership"), a health care group purchasing organization affiliated with APS Healthcare, Inc. (now known as Premier, Inc.; "Premier"). Premier is the largest voluntary health care alliance in the U.S., formed as a result of the mergers in late 1995 of three predecessor alliances, American HealthCare Systems, Premier Health Alliance and SunHealth Alliance. The Premier alliance includes approximately 215 integrated health care systems that own or operate approximately 800 hospitals and are affiliated with another approximately 900 hospitals. Among other things, the agreements designate us as Premier's exclusive preferred provider of outpatient PBM services to shareholders of Premier and their affiliated health care entities, plans and facilities which participate in the Partnership's purchasing programs. The term of the agreement is ten years, subject to early termination by the Partnership at five years, upon payment of an early termination fee to us. To terminate the agreement at the end of the fifth year, notice of termination must be given to us no later than March 31, 2000. The termination fee will then be equal to the unamortized portion of the advance discount, calculated as of the effective date of termination, attributable to the issuance of our Class A Common Stock to the Premier Partnership for all issuances other than the initial issuance of shares (the May, 1996 issuance discussed below). Assuming no additional issuances of our Class A Common Stock to the Premier Partnership, if the Premier Partnership notifies us on or before March 31, 2000 of their intention to terminate the agreements effective December 31, 2000, no termination fee will be due.

     Under the terms of our agreements, Premier is required to promote us as its preferred PBM provider. An individual Premier member or affiliated managed care plan is not required to enter into an agreement with us, but if it does so, the term of the agreement would be for five years. We now provide service to a number of Premier affiliates. In May 1996, as a result of the number of Premier plan members receiving our PBM services and the outcome of certain joint drug purchasing initiatives, we issued 454,546 shares of our Class A Common Stock to the Premier Partnership. The Premier Partnership could become entitled to receive up to an additional 4,500,000 shares of our Class A Common Stock, depending upon the number of members in Premier-affiliated managed care plans that contract for our PBM services. A calculation is made on April 1 of each year to determine if a stock issuance will be made. Although final calculations for the April 1, 1999 measurement are not yet complete, we do not believe that the calculation will result in an additional stock issuance to the Premier Partnership. If the Premier Partnership earns stock totaling over 5% of our total voting stock, it is entitled to have its designee nominated for election to our Board of Directors. As of March 1, 1999, the Premier Partnership possessed approximately 1.4% of the total equity interests and approximately 0.3% of the total voting power of our stock. See Note 3 of Notes to Consolidated Financial Statements in Item 8 herein for additional discussion concerning Premier.


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

Competition


         We believe the primary competitive factors in each of our businesses are price, quality of service and breadth of available services. We believe our principal competitive advantages are our size, our independence from pharmaceutical manufacturer and drug store ownership, our strong managed care and employer group customer base which supports the development of advanced PBM services and our commitment to provide flexible and distinctive service to our clients. We believe our independence from pharmaceutical manufacturer ownership allows us to make unbiased formulary recommendations to our clients, balancing both clinical efficacy and cost, and our independence from drug store ownership allows us to construct a variety or convenient and cost-effective retail pharmacy networks for our clients, without favoring any particular pharmacy chain. Some clients have indicated that this independence has been an important factor in their decision making process.


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


     Anti-Remuneration/Fraud and Abuse Laws. Federal law prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of individuals covered by federally funded health care programs, including Medicare, Medicaid and CHAMPUS or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid, CHAMPUS or other federally-funded health care programs. Several states also have similar laws that are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs.


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


     Legislation Affecting Plan Design. Some states have enacted legislation that prohibits the plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions, and require coverage of specific drugs if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us, but it may apply to certain of our clients (HMOs and health insurers). If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This could have a material adverse effect on our business.


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


     Regulation of Infusion Therapy Services. Our infusion therapy services business is subject to many of the same or similar federal and state laws and regulations affecting our pharmacy benefit management business, including anti-remuneration, physician self-referral, and other fraud and abuse type laws and regulations. In addition, some states require that providers of infusion therapy services be licensed. We are licensed as a home health agency and pharmacy in Texas, as a residential service agency and pharmacy in Maryland, and as a pharmacy in New Jersey, Missouri, Arizona and Pennsylvania. We are also licensed as a non-resident pharmacy in various states. We believe that we are in substantial compliance with such licensing requirements.


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

             PBM Facilities                             Non-PBM Facilities
       Maryland Heights, Missouri                   Maryland Heights, Missouri
          Earth City, Missouri                          Columbia, Missouri
             Tempe, Arizona                               Dallas, Texas
          Plymouth, Minnesota                             Houston, Texas
         Bensalem, Pennsylvania                         Columbia, Maryland
             Troy, New York                               Tempe, Arizona
       Farmington Hills, Michigan                         Tempe, Arizona
        Albuquerque, New Mexico                     West Chester, Pennsylvania
          Mississauga, Ontario

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


Item 3 - Legal Proceedings


     As discussed in detail in our Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 13, 1998 (the "Second Quarter 10-Q"), we acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("VHI"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from Columbia HCA/HealthCare Corporation ("Columbia") and its affiliates on April 1, 1998 (the "Acquisition"). VHI, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on our future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending should not materially affect our consolidated financial position, results of operations or cash flows. A brief description of the most notable of the proceedings follows:

              Bash,  et al.  v.  Value  Health,  Inc.,  et al.,  No.  3:97cv2711
         (JCH)(D.Conn.) ("Bash"). On December 15, 1995, a purported shareholder class action lawsuit was filed by Irwin Bash and Leykin, Hyman & Bash Associates in the United States District Court for the District of New Mexico against Diagnostek, Inc. ("Diagnostek"), Nunzio P. DeSantis, William Baron, and Courtland Miller (all former Diagnostek officers). Also named as defendants in Bash are Value Health, Inc. ("Value Health"), Robert E. Patricelli, William J. McBride and Steven J. Shulman (certain of Value Health's former officers). The Bash Complaint asserts that Value Health and certain other defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The Bash Complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as common law claims, and seeks certification of a class consisting of all persons (with certain exclusions) who purchased or otherwise acquired (a) Diagnostek common stock from March 27, 1994 through July 28, 1995; (b) Value Health common stock pursuant to a Proxy and Prospectus and merger in which their Diagnostek shares were converted into Value Health shares; and (c) Value Health common stock from March 27, 1995 through November 7, 1995. The Bash Complaint does not specify the amount of damages sought. On March 26, 1996, the former Diagnostek officers filed a motion seeking either dismissal of the case or a transfer to the District of Connecticut, where the earlier-filed Freedman action (discussed below) was pending. In the late summer of 1997, the Bash plaintiffs filed an Amended Complaint that deleted those allegations that overlapped with the allegations contained in an earlier lawsuit filed against Diagnostek and certain of its former officers. A formal order approving the settlement of this earlier lawsuit was entered by the United States District Court for the District of New Mexico on November 21, 1997. In addition, defendants filed a renewed motion to transfer the action to Connecticut. On October 24, 1997, an answer was filed on behalf of Value Health, Diagnostek, and the former directors and officers of Value Health who had been named as defendants. On November 28, 1997, the New Mexico court entered an order transferring the action to Connecticut. On February 4, 1998, the court ordered that plaintiffs in the Freedman action, discussed below, share all discovery obtained from the defendants and third parties in their lawsuit with the plaintiffs in the Bash lawsuit. On March 17, 1998, the defendants filed a motion to consolidate this lawsuit with the Freedman lawsuit discussed below, and the court granted the motion on April 24, 1998.

              Freedman,  et al. v. Value Health,  Inc., et al., No. 3:95 CV 2038
         (JCH)(D.Conn). On September 22 and 25, 1995, two related lawsuits were filed against Value Health and certain other defendants in the United States District Court for the District of Connecticut. On February 16, 1996, a single, consolidated class action complaint was filed covering both suits (the Freedman Complaint"), naming as defendants Value Health, Robert E. Patricelli, William J. McBride, Steven J. Shulman, David M. Wurzer, David J. McDonnell, Walter J. McNerny, Rodman W. Moorhead, III, Constance P. Newman, and John L. Vogelstein, all former Value Health directors and officers, and Nunzio P. DeSantis, the former president of Diagnostek. The Freedman Complaint alleges that Value Health and certain other defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The Freedman Complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks certification of a class consisting of all persons (with certain exceptions) who purchased shares of Value Health common stock during the period March 27, 1995 (the date certain adverse developments were disclosed by Value Health). The Freedman Complaint does not specify the amount of damages sought. On March 17, 1998, the defendants filed a motion to consolidate this lawsuit with the Bash lawsuit, discussed above, and the motion was granted on April 24, 1998.

              In the consolidated Bash and Freedman action, the court certified a class consisting of (i) all persons who purchased or otherwise acquired shares of VHI during the period from April 3, 1995, through and including November 7, 1995, including those who acquired shares in connection with the Diagnostek merger; and (ii) all persons who purchased or otherwise acquired shares of Diagnostek during the period from March 27, 1995, through and including July 28, 1995. Fact discovery in the consolidated lawsuit is complete. The parties are awaiting an order from the court regarding the scheduling of expert discovery and dispositive motions.

                  In connection with the Acquisition, Columbia has agreed to defend and hold the Company and its affiliates (including VHI) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.

              In the Matter of Trading in the Securities of Value Health, Inc. On or about September 27, 1995, the SEC began an investigation into trading in the securities of VHI occurring around the time of the acquisition of Diagnostek. The SEC has requested information and documentation from VHI periodically (most recently in August 1997), but has given no indication as to its disposition of this matter. As with the Bash and Freedman matters above, Columbia has agreed to defend and hold the Company and its affiliates (including VHI) harmless from and against any liability that may arise in connection with this matter. Consequently, the Company does not believe it will incur any material liability in connection herewith.


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

     Recent Sales of Unregistered Securities

         None.

Item 6 - Selected Financial Data


                                                                       YEAR ENDED DECEMBER 31,


(IN THOUSANDS, EXCEPT PER SHARE DATA)          1998(2)           1997            1996            1995           1994

-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                $  2,824,872    $  1,230,634    $    773,615    $    544,460   $    384,504
                                          -----------------------------------------------------------------------------
Costs and expenses:
    Cost of revenues                           2,584,997       1,119,167         684,882         478,283        338,151
    Selling, general and administrative          148,990          62,617          49,103          37,300         25,882
    Corporate restructuring                        1,651               -               -               -              -
                                          -----------------------------------------------------------------------------
                                               2,735,638       1,181,784         733,985         515,583        364,033
                                          -----------------------------------------------------------------------------
Operating income                                  89,234          48,850          39,630          28,877         20,471
Interest income (expense), net                  (12,994)           5,856           3,450             757            305
                                          -----------------------------------------------------------------------------
Income before income taxes                        76,240          54,706          43,080          29,634         20,776
Provision for income taxes                        33,566          21,277          16,932          11,307          8,053
                                          -----------------------------------------------------------------------------
Net income                                $       42,674  $       33,429   $      26,148   $      18,327  $      12,723
                                          =============================================================================
Earnings per share(3)
     Basic                                $         1.29  $         1.02   $        0.81   $        0.62  $        0.43
     Diluted                              $         1.27  $         1.01   $        0.80   $        0.60  $        0.42



Weighted average shares outstanding(3)
     Basic                                        33,105          32,713          32,160          29,560         29,588
     Diluted                                      33,698          33,122          32,700          30,545         30,293
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash                                       $     122,589  $       64,155   $      25,211   $      11,506   $      5,742
Working capital                                  117,611         166,062         128,259          58,653         38,082
Total assets                                   1,095,461         402,508         300,425         164,088        108,922
Debt:
     Short-term debt                              54,000
     Long-term debt                              306,000
Stockholders' equity                             249,694         203,701         164,090          77,379         52,485
-----------------------------------------------------------------------------------------------------------------------
Selected Data:
Pharmacy benefit covered lives                    23,000          13,000          10,000           8,000          6,000
Annual drug spending(3)                     $  4,495,000    $  2,486,000    $  1,636,000    $  1,172,000     $  716,000
Pharmacy network  claims processed               113,177          73,164          57,838          42,871         26,323
Mail pharmacy  prescriptions filled                7,426           3,899           2,770           2,129          1,594
EBITDA(4)                                   $    115,667    $     59,320    $     46,337    $     33,258     $   23,795


Cash flows provided by operating
activities                                  $    126,574    $     52,503    $     29,863    $     11,500     $    9,741

Cash flows used in investing
activities                                  $   (426,052)   $    (16,567)   $    (64,808)   $     (8,047)    $   (6,348)

Cash flows provided by financing
activities                                  $    357,959    $      3,033    $     48,652    $      2,311     $      314
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

     (3)Annual drug spending is a measure of the gross aggregate dollar value of drug expenditures of all programs managed by the Company. The difference between annual drug spending and revenue reported by the Company is the combined effect of excluding from reported revenues: (i)the drug ingredient cost for those clients that have established their own pharmacy networks; (ii) the expenditures for drugs for companies on formulary-only programs managed by the Company; and
(iii) the co-pay portion of drug expenditures that are the responsibility of members of health plans serviced by the Company. Therefore, annual drug spending provides a common basis to compare the drug expenditures managed by a company given differences in revenue recognition.

     (4)EBITDA   is  earnings   before   interest,   taxes,   depreciation   and
amortization, (operating income plus depreciation and amortization). EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service indebtedness. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow or as a measure of liquidity. In addition, our EBITDA definition may not be comparable to similar measures reported by other companies.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW


     During 1998, the Company continued executing its growth strategy of generating sales to new clients, expanding the services provided to existing clients, developing new products and services for sale to existing clients and pharmaceutical manufacturers and selectively pursuing strategic acquisitions and alliances. On April 1, 1998, the Company consummated its first major acquisition by acquiring "ValueRx", the PBM operations of Columbia/HCA Healthcare Corporation, for approximately $460 million in cash, which included transaction costs and executive severance costs of approximately $6.7 million and $8.3 million, respectively. Specifically, the Company acquired various subsidiaries of Columbia each now or formerly conducting business as a PBM, including ValueRx Pharmacy Program, Inc. The acquisition was accounted for under the purchase method of accounting. Consequently, the Company's operating results include those of ValueRx from April 1, 1998. The net assets acquired have been preliminarily recorded at their estimated fair value, resulting in $289,863,000 of goodwill which is being amortized over 30 years.

     The acquisition of ValueRx enabled the Company to increase membership to approximately 23 million lives as of December 31, 1998 from approximately 13 million lives as of December 31, 1997, representing an 81.7% increase. In 1997, the Company increased membership by approximately 3 million lives from 10 million lives as of December 31, 1996, representing a 27.3% increase. The increase in membership in 1997 was primarily due to internal growth. Reflecting the addition of new clients implemented at January 1, 1999, the Company's net membership increased approximately 1 million to approximately 24 million lives. Although membership counts are based on eligibility data, they necessarily involve some estimates, extrapolations and approximations. For example, some plan designs allow for family coverage under one identification number, and the Company makes assumptions about the average number of persons per family in calculating its total membership. Because these assumptions may vary between PBMs, membership counts may not be comparable between us and our competitors. However, the Company believes its membership count provides a reasonable estimation of the population it serves, and can be used as one measure of its growth.

     The Company primarily derives its revenues from the sale of PBM services in the United States and Canada. The Company's PBM net revenues generally include administrative fees, dispensing fees and ingredient costs of pharmaceuticals dispensed from retail pharmacies included in one of the Company's networks or from one of the Company's mail pharmacies and records the associated costs in cost of revenues. Net revenues from these activities in 1998, 1997 and 1996 represented 98.3%, 97.7%, and 97.3%, respectively, of total net revenues. Where the Company only administers the contracts between its clients and the clients' retail pharmacy networks, the Company records as net revenues only the administrative fee it receives from its activities. The Company also derives PBM net revenues from the sale of informed decision counseling services through its Express Health LineSM division, and the sale of medical information management services, which include provider profiling, disease management support services and outcomes assessments through its PPS subsidiary. In 1998, 1997 and 1996, net revenue from these services, including where administrative fees only are recognized, represented 1.7%, 2.3% and 2.7%, respectively, of net revenues reported in our consolidated statement of operations. Non-PBM net revenues are derived from (i) the sale of pharmaceuticals for and the provision of infusion therapy services through its IVTx subsidiary, (ii) administrative fees received for members using the Company's vision program through its alliance with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation, and (iii) administrative fees received from drug manufacturers for the dispensing of pharmaceuticals through its Specialty Distribution division.


RESULTS OF OPERATIONS


NET REVENUES

                                   Year Ended December 31,
(in thousands)     1998        Increase       1997        Increase        1996
--------------------------------------------------------------------------------

  PBM             $ 2,765,111     132.1%     $ 1,191,173       60.3%     743,077
  Non-PBM              59,761      51.4%          39,461       29.2%      30,538
                  ==============================================================
Net revenues      $ 2,824,872     129.5%     $ 1,230,634       59.1%     773,615
                  ==============================================================


         The Company experienced significant growth in its net revenues during 1998 over 1997 primarily due to the acquisition of ValueRx and, to a lesser extent, the Company's continuing ability to attract new clients as well as additional members from existing clients. Net revenues for the network pharmacy claims services increased $1,175,659,000, or 141.7%, in 1998 over 1997 and increased $311,195,000, or 60.0%, in 1997 over 1996. These increases are the result of growth in the number of network pharmacy claims processed of 54.7% in 1998 over 1997 and of 26.5% in 1997 over 1996, and an increase in the average net revenue per network pharmacy claim of 56.3% in 1998 over 1997 and an increase of 26.6% in 1997 over 1996. The increase in average net revenue per network pharmacy claim for both periods is primarily due to the following factors: (i) a larger number of clients using retail pharmacy networks established by the Company rather than retail pharmacy networks established by our clients, which results in the Company recording dispensing fees and ingredient costs in net revenues and cost of revenues, respectively, and (ii) higher drug ingredient costs resulting from price increases for existing drugs, new drugs introduced into the marketplace and changes in therapeutic mix and dosage. These increases were partially offset by lower pricing offered by the Company in response to continued competitive pressures.


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

     (1) Represents depreciation and amortization expense included in selling, general and administrative expenses on the Company's Statement of Operations. Cost of revenues, above, includes depreciation and amortization expense on property, plant and equipment. nm = not meaningful



     The Company's cost of revenues for PBM services as a percentage of PBM net revenues continued to increase in 1998 and 1997 over 1997 and 1996, respectively. Cost of revenues for the Company's pharmacy network claims and mail pharmacy claims increased 145.5% and 106.7% during 1998 and 65.7% and 60.2% during 1997, respectively. The PBM gross margin as a percentage of PBM net revenues declined 0.5 percentage points during 1998 over 1997 and 2.3 percentage points during 1997 over 1996. The decrease in gross margin percentage in 1997 is due to the shift toward pharmacy networks established by the Company, as opposed to those established by its clients, higher drug ingredient costs and the termination of the inventory replacement programs, as discussed above in "--Net Revenues." The decrease in gross margin percentage in 1998 is primarily due to the shift towards pharmacy networks established by the Company. The pharmacy network shift continued due to the acquisition of ValueRx, as the ValueRx clients primarily used retail pharmacy networks established by ValueRx. This decrease was partially offset by operating efficiencies achieved in the Company's mail pharmacies during 1998 and revenues generated from integrated PBM services, such as medical and drug data analysis, that provide higher gross margins.

     Cost of revenues for non-PBM services decreased as a percentage of non-PBM net revenues from 1997 primarily due to the Company developing new business that generates higher gross margins of $11,039,000. These higher gross margins were partially offset by increasing costs of $2,320,000 associated with continued expansion of certain operations and continued change of approximately $3,040,000 in the product mix sold in 1998 compared to 1997. Cost of revenues for non-PBM services increased as a percentage of non-PBM net revenues in 1997 over 1996 primarily due to increasing costs associated with continued expansion of certain operations.

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

     As part of its overall plan to achieve operating economies, the Company has been integrating ValueRx into its historical business. During 1998, the Company substantially met its integration goals by combining existing contracts and contracting procedures related to both suppliers and providers; integrating financial reporting systems, reducing the ValueRx computer systems from five to three, consolidating financial operations, consolidating organizational structure and employee benefits, and implementing a new sales and marketing program for enhanced PBM services. The Company expects to reduce the ValueRx computer systems to one by October, 1999. Except for certain new systems development costs, the Company is expensing integration costs as incurred. As of December 31, 1998, the Company has capitalized $5,209,000 in new systems development costs and has expensed $8,331,000 in incremental integration costs.


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


     On June 17, 1998, the Company announced that it had reached an agreement with Cole, pursuant to which Cole will provide certain vision care services for the Company's clients and their members. The agreement enables the Company to focus on its PBM business while still offering vision care services to its members by transferring certain functions performed by its Express Scripts Vision Corporation to Cole, effective September 1, 1998. In conjunction with the agreement, the Company also announced plans to close the operations of its wholly-owned subsidiary, PhyNet, Inc., a vision program management services organization that is part of our non-PBM services segment. As a result, the Company recorded a one-time restructuring charge of $1,651,000 in 1998 comprised of asset write-downs to their net realizable value, less cost of disposal, of $1,235,000 and expected employee transition cash payments of $416,000 for 61 employees. During 1998, the Company incurred cash payments of $184,000 for employee transition and non cash adjustments of $704,000 for the write-down of assets. The Company anticipates completing the remainder of the restructuring transactions by the end of the third quarter of 1999.



INTEREST INCOME (EXPENSE), NET

                                                                Year Ended December 31,
(in thousands)                                 1998        Increase       1997        Increase        1996
--------------------------------------------------------------------------------------------------------------
Interest expense                            $  (20,230)         nm      $    (225)          nm      $    (59)
    Percentage of net revenues                    -0.7%                       0.0%                       0.0%
Interest income                                   7,236      19.0%           6,081       73.3%          3,509
    Percentage of net revenues                     0.2%                       0.5%                       0.5%

                                        ======================================================================
Interest income (expense), net              $  (12,994)         nm       $   5,856       69.7%      $   3,450
                                        ======================================================================
    Percentage of net revenues                    -0.5%                       0.5%                       0.5%

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


PROVISION FOR INCOME TAXES

                                                          Year Ended December 31,
(in thousands)                          1998        Increase       1997        Increase        1996
-----------------------------------------------------------------------------------------------------
Provision for income taxes          $   33,566      57.8%      $   21,277       25.7%     $   16,932
Effective tax rate                       44.0%                      38.9%                      39.3%

     The Company's effective tax rate increased in 1998 over 1997 due to the non-deductible goodwill and client contract amortization expense resulting from the ValueRx acquisition. It is expected that the effective tax rate will gradually decline towards the statutory rate as the Company's operating growth continues.



NET INCOME AND EARNINGS PER SHARE

                                                                  Year Ended December 31,
(in thousands)                                  1998        Increase       1997        Increase        1996
--------------------------------------------------------------------------------------------------------------

Net income                                   $   42,674      27.7%      $   33,429       27.8%     $   26,148
    Percentage of net revenue                      1.5%                       2.7%                       3.4%

Basic earnings per share                      $    1.29      26.5%       $    1.02       25.9%      $    0.81

Weighted average shares outstanding                           1.2%                        1.7%         32,160
                                                 33,105                     32,713

Diluted earnings per share                    $    1.27      25.7%       $    1.01       26.3%      $    0.80

Weighted average share outstanding                            1.7%                        1.3%
                                                 33,698                     33,122                     32,700

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


LIQUIDITY AND CAPITAL RESOURCES

                                                           Year Ended December 31,
(in thousands)                         1998        Increase       1997        Increase        1996
-----------------------------------------------------------------------------------------------------

Net cash provided by operations      $ 126,574     141.1%       $  52,503      75.8%      $  29,863


     The increase in operating cash flow generated in 1998 by the Company is primarily due to the increase in net income and its continued focus on improving working capital management. The increase in operating cash flow generated in 1997 is primarily due to the increase in net income and the Company beginning its working capital management focus. The operating cash flow generated in 1996 is primarily due to the increase in net income. Management expects to fund its future debt service, integration costs, Year 2000 costs, internet business development costs and other normal operating cash needs primarily with operating cash flow or, to the extent necessary, with working capital borrowings under the $1.05 billion credit facility the Company intends to obtain in connection with the DPS acquisition (see below).

     The Company's capital expenditures in 1998 increased $10,836,000 or 83.2% over 1997 primarily due to the Company's concerted effort to invest in its information technology to enhance the services provided to its clients. In addition, the Company invested in equipment to improve efficiency at its mail pharmacy facilities and to manage the growth encountered at these facilities. In 1997, capital expenditures increased $3,537,000 or 37.3% primarily due to the investments required for the Company to manage its growth. Management expects to continue investing in technology that will provide efficiencies in its operations, manage its growth and enhance the service provided to its clients. Management expects to fund its future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, with working capital borrowings under the $1.05 billion credit facility the Company intends to obtain in connection with the DPS acquisition (see below).


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


     In connection with its acquisition of DPS, the Company intends to obtain a $1.05 billion credit facility from a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company and a $150 million senior subordinated bridge credit facility from Credit Suisse First Boston and Bankers Trust Company. The proceeds of the facilities will be used to purchase DPS and retire the outstanding $360 million principal balance on the company's $440 million credit facility with Bankers Trust Company. The $1.05 billion credit facility will also provide a revolving line of credit to meet working capital needs. In addition, the Company expects to issue $350 million in Class A Common Stock through an offering. The proceeds from the offering will be used to repay the $150 million subordinated bridge credit facility and a portion of the intended $1.05 billion credit facility.

     To alleviate interest rate volatility in connection with its $440 million credit facility, the Company entered into an interest rate swap arrangement for a notional principal amount of $360 million effective April 3, 1998, with First National Bank of Chicago, a subsidiary of Bank One Corporation. Under the terms of the swap, the Company agreed to receive a floating rate of interest on the amount of the term loan portion of the facility based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional amount of the swap is amortized in equal amounts with the principal balance of the term loan. As a result, the Company had, in effect, converted its variable rate term debt to fixed rate debt at 5.88% per annum for the entire term of the term loan, plus the Credit Rate Spread. The Company anticipates maintaining its interest rate swap in place to hedge the future variable interest rate payments on $360 million of the intended $1.05 billion credit facility.

     As of December 31, 1998, the Company had repurchased a total of 475,000 shares of its Class A common stock under the open-market stock repurchase program announced by the Company on October 25, 1996, although no repurchases occurred during 1998. The Company's board of directors approved the repurchase of up to 1,700,000 shares and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions, subject to certain restrictions on stock repurchases in the Company's intended $1.05 billion credit facility.

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


OTHER MATTERS


     On March 16, 1998, the Company announced that, in connection with the consummation of the sale by New York Life Insurance Company ("New York Life") of NYLCare Health Plans, Inc. ("NYLCare") to Aetna U.S. Healthcare Inc. ("Aetna") (which occurred on July 15, 1998), the Company and Aetna had reached an agreement to extend the Company's PBM services and infusion therapy services agreements to HMO members through December 31, 2003. The existing PBM contract pricing is effective through December 31, 1999, and thereafter pricing adjustments, based upon prevailing market conditions, will be instituted for the year 2000 and subsequent periods. The agreement between Aetna and the Company provides that the Company will continue providing PBM services, excluding informed decision counseling services, to over 1 million HMO members through 2003, which is comparable to the NYLCare HMO membership base served by the Company prior to the Aetna acquisition. The infusion therapy agreements are extended under their current terms until December 31, 2000, and thereafter limited price adjustments may take effect under specific circumstances. The terms of this arrangement were negotiated with Aetna at arm's length. The Company believes all fee components reflect an appropriate market price for our services, and any pricing adjustments will be immaterial to us, based upon the form of the pricing adjustment and the relative contribution of this client to our overall operating results. The existing agreements for managed vision care and informed decision counseling will continue until December 31, 1999. The Company expects to continue providing PBM services to members of the NYLCare indemnity programs until such members are converted to new health insurance policies, which is anticipated to occur primarily during 1999. In connection with the Aetna arrangement, the Company and New York Life have reached an agreement in principle whereby New York Life may make up to $2.8 million of certain transition-related payments to the Company in 1999, depending upon the level of profit the Company would derive from the provision of selected PBM services to Aetna, compared to an estimate of the profit that would have been derived had the NYLCare/Aetna transaction not taken place, using certain agreed upon assumptions about profit margins, membership levels and drug utilization rates. The overall impact of this arrangement on earnings per share is not expected to be material in 1999.


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

POST YEAR-END EVENTS


     On March 29, 1999, the Company announced its plans to launch two internet sites, YourPharmacy.com and DrugDigest.org. YourPharmacy.com will serve as an online drug store and offer both prescription and over-the-counter medications, vitamins, herbs and health and beauty aids. DrugDigest.org will provide fact-based information on a variety of medications, vitamins and herbs. Both sites are expected to be operational during the second quarter of 1999. By allowing the Company to communicate more effectively and efficiently with its existing members, the Company should be able to reduce its operating costs by utilizing on-line communication as opposed to more expensive call center operations and paper-based correspondence. To date, the Company has funded the development of the internet sites through operating cash flows and has expensed these amounts as incurred. The Company expects to continue funding the development and operation of these sites with operating cash flows or with working capital borrowings under its intended $1.05 billion credit facility.

     On February 9, 1999, the Company announced its definitive agreement to acquire DPS for $700 million in cash. The Company intends to finance the acquisition through a $1.05 billion credit facility and a $150 million senior subordinated bridge credit facility (see "--Liquidity and Capital Resources"). The acquisition will be accounted for under the purchase method of accounting and is subject to customary closing conditions and consummation and funding of the committed bank credit facility and senior subordinated bridge credit facility. The Company anticipates the transaction will close in the second quarter of 1999 and expects to issue $350 million in Class A Common Stock through a public offering. The net proceeds of the offering will be used to repay the senior subordinated bridge credit facility and a portion of the credit facility.

     Under the Company's agreement to acquire DPS, SmithKline Beecham is obligated to dissolve a joint venture relationship in a company known as Diversified Prescription Delivery ("DPD"), which provides mail pharmacy services, including services for some clients of DPS. SmithKline Beecham has executed a letter of intent to acquire the 50% interest in DPD that it does not currently own. Following the acquisition of this 50% interest, SmithKline Beecham will transfer ownership of DPD to the Company or to another entity controlled by the Company. The Company will not pay SmithKline Beecham any additional amounts beyond what it has already paid to acquire DPS. Consummation of this transaction is subject to conditions, including preparation of formal contract documents and the approval of regulatory authorities.

     On February 1, 1999, the Company announced a three-and-a-half-year contract with Blue Cross and Blue Shield of Massachusetts ("BCBSMA"). Beginning in the second half of 1999, the Company will provide retail network and mail pharmacy services, claims processing, clinical management support and other related services to approximately 1 million BCBSMA members.



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

     The Company formed a Year 2000 task force to address this issue. The task force has performed a self-assessment and developed a compliance plan that addresses, in light of applicable industry standards, the testing and modification of:


     -        internally developed application software
     -        vendor developed application software
     -        operating system software
     -        utility software
     -        vendor/trading partner-supplied files
     -        externally provided data or transactions
     - non-information technology devices that are material to the Company's business.

The Company's plan covers both the traditional Express Scripts and ValueRx systems. Progress in each area is monitored and management reports are given periodically.


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


     The Company has also contacted several hundred clients and several thousand pharmacies whose computer systems appear to the Company not to be Year 2000 compliant in an effort to increase awareness of the problem and minimize or eliminate any disruption in data transfer activity between such parties and the Company. The Company has developed date windowing logic, which forces an entry into the century field of a computer application if one is not provided by the user, which it believes will address many issues concerning retail pharmacies and clients with noncompliant systems. Due to the Company's contracts typically extending over several years and the Company receiving member eligibility information from clients that reflect dates beyond the Year 2000, the Company has been receiving information that would identify certain Year 2000 issues for several years. Any problems the Company has encountered to date have been rectified by the client or, if necessary, by the Company using the Company's windowing logic. There can be no assurance, however, that all such problems that may be encountered in the future can be rectified with the windowing logic.


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

IMPACT OF INFLATION


         Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's net revenues and cost of revenues. To date, the Company has been able to recover price increases from its clients under the terms of its agreements, although under selected arrangements in which we have performance measurements on drug costs with our clients, the Company could be adversely affected by inflation in drug costs if the result is an overall increase in the cost of the drug plan to the client. To date, changes in pharmaceutical prices have not had a significant adverse affect on the Company.


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
                                                                                  =====================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                                       YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                1998                1997               1996

------------------------------------------------------------------------------------------------------------------------
Net revenues (including $145,758, $208,118 AND
    $152,311, respectively,from related parties)                     $ 2,824,872         $ 1,230,634        $   773,615
                                                              ----------------------------------------------------------
Cost and expenses:
    Cost of revenues (including $127,255, $176,761
    and $122,157, respectively, to related Parties)                    2,584,997           1,119,167            684,882
    Selling, general and administrative                                  148,990              62,617             49,103
    Corporate restructuring                                                1,651                   -                  -
                                                              ----------------------------------------------------------

                                                                       2,735,638           1,181,784            733,985
                                                              ----------------------------------------------------------
Operating income                                                          89,234              48,850             39,630
                                                              ----------------------------------------------------------
Interest income (expense):
    Interest income                                                        7,236               6,081              3,509
    Interest expense                                                    (20,230)               (225)               (59)
                                                              ----------------------------------------------------------
                                                                        (12,994)               5,856              3,450
                                                              ----------------------------------------------------------
Income before income taxes                                                76,240              54,706             43,080
Provision for income taxes                                                33,566              21,277             16,932
                                                              ----------------------------------------------------------
Net income                                                         $      42,674       $      33,429       $     26,148
                                                              ==========================================================
Basic earnings per share                                           $        1.29       $        1.02       $       0.81
                                                              ==========================================================
Weighted average number of common shares
    outstanding during the period - Basic EPS                             33,105              32,713             32,160
                                                              ==========================================================


Diluted earnings per share                                        $         1.27       $        1.01       $       0.80
                                                              ==========================================================
Weighted average number of common shares outstanding
    during the period - Diluted EPS                                       33,698              33,122             32,700
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


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.       Summary of significant accounting policies


     Organization and operations. Express Scripts, Inc. (the "Company") is a leading specialty managed care company and (subsequent to its acquisition of Value Health, Inc. and Managed Prescription Network, Inc. on April 1, 1998, see
Note 2) is the largest full-service pharmacy benefit management ("PBM") company independent of pharmaceutical manufacturer ownership and drug store ownership in North America. The Company provides health care management and administration services on behalf of thousands of clients that include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. The Company's fully-integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services, which include provider profiling and outcome assessments through its majority-owned Practice Patterns Science, Inc. ("PPS") subsidiary, and informed decision counseling services through its Express Health LineSM division. The Company also provides non-PBM services which include infusion therapy services through its wholly-owned subsidiary IVTx, Inc. ("IVTx"), distribution services through its Specialty Distribution division, and, prior to September 1, 1998, provided managed vision care programs through its wholly-owned subsidiary Express Scripts Vision Corporation ("Vision").


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


     Software development costs. During 1997, the Company early adopted Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs associated with computer software developed or obtained for internal use. Given the limited software developed or obtained for internal use in 1997, adoption had virtually no effect on the Company's Consolidated Statement of Operations or its financial position. However, the impact of SOP 98-1 on an ongoing basis will be determined by the magnitude of computer software developed or obtained for internal use. Research and development expenditures relating to the development of software to be marketed to clients, or to be used for internal purposes, are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date of general release to customers, or to the date placed into production, are capitalized and included as Property and Equipment. During 1998, 1997 and 1996, $10,244,000, $1,982,000 and $1,898,000 in software development costs were capitalized, respectively. Capitalized software development costs amounted to $27,516,000 and $5,269,000 at December 31, 1998 and 1997, respectively. Amortization of the capitalized amounts commences on the date of general release to customers, or the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are also included in amortization expense. Amortization expense in 1998, 1997 and 1996 was $1,968,000, $622,000 and $136,000, respectively.


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


     Impairment of long lived assets. The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In the opinion of management, no such impairment existed as of December 31, 1998 or 1997, except for the write-down of the long-lived assets of Express Scripts Vision Corporation (see
Note 7).


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


     Client revenue is recognized based upon actual scripts adjudicated and therefore requires no estimation. Amounts remain unbilled for no more than 30 days based upon the contractual billing schedule agreed with the client. At December 31, 1998 and 1997, unbilled receivables were $209,334,000 and $96,644,000, respectively.

     Cost of revenues. Cost of revenues includes product costs, pharmacy claims payments and other direct costs associated with dispensing prescriptions and non-prescription medical products and claims processing operations, offset by fees received from pharmaceutical manufacturers in connection with the Company's drug purchasing and formulary management programs. The Company estimates fees receivable from pharmaceutical manufacturers on a quarterly basis converting total prescriptions dispensed to estimated rebatable scripts (i.e., those prescriptions with respect to which the Company is contractually entitled to submit claims for rebates) multiplied by the contractually agreed manufacturer rebate amount. Estimated fees receivable from pharmaceutical manufacturers are recorded when determined by management to be realizable, and realization is not dependent upon future pharmaceutical sales. Estimates are revised once the actual rebatable scripts are calculated and rebates are billed to the manufacturer.


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

(in thousands)
--------------------------------------------------------------------------------
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

                                                    Year Ended December 31,
(in thousands, except per share data)            1998                    1997
--------------------------------------------------------------------------------
Net revenues                                      $3,234,800       $2,877,906
Net income                                            42,696           33,687
Basic earnings per share                                1.29             1.03
Diluted earnings per share                              1.27             1.02

3.       Contractual agreements


     On December 31, 1995, the Company entered into a ten-year corporate alliance with Premier Purchasing Partners, L.P. (formerly, American Healthcare Systems Purchasing Partners, L.P., the "Partnership"), an affiliate of Premier, Inc. ("Premier"). Premier is an alliance of health care systems resulting from the merger in 1995 of American Healthcare Systems, Premier Health Alliance and SunHealth Alliance. Under the terms of the transaction, the Company is Premier's preferred vendor of pharmacy benefit management services to Premier's shareholder systems and their managed care affiliates and will issue shares of its Class A Common Stock as an administrative fee to the Partnership based on the attainment of certain benchmarks, principally related to the number of members receiving the Company's pharmacy benefit management services under the arrangement, and to the achievement of certain joint purchasing goals. The Company may be required to issue up to 4,500,000 shares to the Partnership over a period up to the first five years of the agreement if the Partnership exceeds all benchmarks. Except for certain exemptions from registration under the Securities Act of 1933 ("the 1933 Act"), any shares issued to the Partnership cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws.

     In accordance with the terms of the agreement, the Company issued 454,546 shares of Class A Stock to Premier in May, 1996. The shares were valued at $11,250,000 using the Company's closing stock price on December 31, 1995, the date the agreement was consummated, and are being amortized over the then remaining term of the agreement. Amortization expense in 1998, 1997 and 1996 was $1,164,000, $1,164,000 and $776,000, respectively. No additional shares have been earned by Premier through December 31, 1998.


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


     Pursuant to an agreement with Coventry Corporation, an operator of health maintenance organizations located principally in Pennsylvania and Missouri, on January 3, 1995, the Company issued 50,000 shares of Class A Common Stock as an advance discount to Coventry in a private placement. These shares were valued at $13.69 per share, the split-adjusted per share market value of the Company's Class A Common Stock on November 22, 1994, which was the date the agreement was consummated and the obligation of the parties became unconditional. No revision of the consideration for the transaction occurred between November 22, 1994 and January 3, 1995. The shares issued to Coventry were being amortized over a six-year period. However, due to Coventry extending the agreement for only two years, as discussed below, instead of three years, the estimated useful life of the shares issued has been reduced to five years. Amortization expense was $171,000, $114,000 and $114,000 for each of the years ended December 31, 1998, 1997 and 1996, respectively. Except for certain exemptions from registration under the 1993 Act, these shares cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws.


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


The amount receivable from or (due to) related parties comprised the following:

                                            December 31,
(in thousands)                                 1997
------------------------------------------------------------
Receivable from NYLCare                       $ 23,709
Due to NYLCare                                  (7,479)
                                            ================
Total related party receivable                $ 16,230
                                            ================

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

5.       Property and equipment

Property and equipment, at cost, consists of the following:

                                                           December 31,
(in thousands)                                     1998                    1997
--------------------------------------------------------------------------------
Land                                            $  2,051                  $    -
Building                                           3,076
Furniture                                          8,336                   4,362
Equipment                                         52,758                  28,924
Computer software                                 37,412                  12,011
Leasehold improvements                             8,275                   3,934
                                          --------------------------------------
                                                 111,908                  49,231
Less accumulated depreciation and
    amortization                                  34,409                  22,410
                                           -------------------------------------
                                                $ 77,499                $ 26,821
                                          ======================================

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

     The following represents the schedule of current maturities for the term loan facility (amounts in thousands):


  Year Ended December 31,
------------------------------------------
         1999                 $    54,000
         2000                      72,000
         2001                      90,000
         2002                      96,000
         2003                      48,000
                             =============
                              $   360,000
                             =============

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

                                                                                                   Balance at
                                                         1998                     Utilized        December 31,
(amounts in thousands)                         Charge             Cash            Noncash            1998
---------------------------------------------------------------------------------------------------------------
Write-down of long-lived assets                     $1,235              $  -             $704              $531
Employee transition costs for 61 employees             416               184                -               232
                                              =================================================================
                                                    $1,651              $184             $704              $763
                                              =================================================================


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


8.       Income taxes

         The income tax provision consists of the following:

                                                                                 Year Ended December 31,
(in thousands)                                                     1998                    1997                    1996
-------------------------------------------------------------------------------------------------------------------------
Current provision:
    Federal                                                      $ 20,171                $ 19,048                $ 13,945
    State                                                           3,049                   2,779                   2,480
    Foreign                                                           278                     284                     190
                                                   ----------------------------------------------------------------------
        Total current provision                                    23,498                  22,111                  16,615
                                                   ----------------------------------------------------------------------
Deferred provision:
    Federal                                                         8,694                   (714)                     267
    State                                                           1,374                   (120)                      50
                                                   ----------------------------------------------------------------------
        Total deferred provision                                   10,068                   (834)                     317
                                                   ======================================================================
Total current and deferred provision                             $ 33,566                $ 21,277                $ 16,932
                                                   ======================================================================

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows (The effect of foreign taxes on the effective tax rate for 1998, 1997 and 1996 is immaterial):


                                                                          Year Ended December 31,
                                                            1998                    1997                    1996
---------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                          35.0%                   35.0%                   35.0%
State taxes net of federal benefit                          3.8                     3.8                     4.3
Non-deductible amortization of goodwill and
    Customer contracts                                      4.9
Other, net                                                  0.3                     0.1                      -
                                                   ==================================================================
Effective tax rate                                         44.0%                   38.9%                   39.3%
                                                   ==================================================================



     The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:


                                                                            December 31,
(in thousands)                                                     1998                    1997
-------------------------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for bad debts                                         $8,013                  $1,578
   Inventory costing capitalization and reserves                      684                     675
   Accrued expenses                                                34,170                     512
   Depreciation and property differences                            6,808
   Non-compete agreements                                             933
   Other                                                               17                      79
                                                   ----------------------------------------------
       Gross deferred tax assets                                   50,625                   2,844
Deferred tax liabilities:
   Depreciation and property differences                                                  (1,166)
   Other                                                            (462)                    (91)
                                                   ----------------------------------------------
       Gross deferred tax liabilities                               (462)                 (1,257)
                                                   ----------------------------------------------

Net deferred tax assets                                          $ 50,163                  $1,587
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



 Year Ended December 31,
--------------------------------------------------------
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

     Employee stock purchase plan. In December 1998, the Company's Board of Directors approved an employee stock purchase plan, effective March 1, 1999, that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of the Company's Class A Common Stock. Participating employees may elect to contribute up to 10% of their salary to purchase common stock at the end of each six month participation period at a purchase price equal to 85% of the fair market value of the common stock at the end of the participation period. Class A Common Stock reserved for future employee purchases under the plan was 250,000 at December 31, 1998.


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


15.      Subsequent event - potential acquisition


     On February 9, 1999, the Company announced that it had executed a definitive agreement to purchase Diversified Pharmaceutical Services, Inc. ("DPS"), a wholly-owned subsidiary of SmithKline Beecham Corporation. Under the terms of the agreement, the Company will pay cash in the amount of $700 million for the stock of DPS. The Company expects to finance the purchase through a $1.05 billion bank credit facility consisting of a $750 million term facility and a $300 million revolving credit facility. In addition, the Company has secured bridge financing in the amount of $150 million to facilitate closing. The loan proceeds will be used towards the $700 million purchase price and acquisition related costs, and will also be used to refinance the Company's existing $440 million bank credit facility (see Note 6) and provide for working capital needs, if any. The Company expects to issue $350 million in Class A Common Stock through an offering. Net proceeds from the offering will be used to retire the $150 million bridge facility and a portion of the $750 million term facility. The acquisition will be accounted for under the purchase method of accounting and is subject to customary closing conditions including required governmental approvals and consummation and funding of the bank credit facility. The Company anticipates the transaction will close in the second quarter of 1999.

     Should the transaction close and the Company refinance its existing $440 million bank credit facility, the remaining unamortized deferred financing fees will be expensed as an extraordinary item. The Company anticipates maintaining its existing interest rate swap in place to hedge the future variable interest rate payments on $360 million of the proposed $1.05 billion bank credit facility.


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



                                                  Year Ended December 31,
(in thousands, except per share data)                       1998
-------------------------------------------------------------------------------
Net revenues                                            $3,449,649
Net income                                                  51,130
Basic earnings per share                                      1.36
Diluted earnings per share                                    1.34


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

                                                               Page No. In
                                                                Form 10-K


          Report of Independent Accountants                       42

          Consolidated Balance Sheet as of
              December 31, 1998 and 1997                          43

          Consolidated Statement of Operations
              for the years ended December 31, 1998,
              1997 and 1996                                       44

          Consolidated Statement of Changes in
              Stockholders' Equity for the years ended
              December 31, 1998 and 1997                          45

          Consolidated Statement of Cash Flows for
              the years ended December 31, 1998,
              1997 and 1996                                       46

          Notes to Consolidated Financial Statements              47


      (2) The following financial statement schedule is contained in this Report on the page indicated.
                                                              Page No. In
Financial Statement Schedule:                                  Form 10-K


      VIII.  Valuation and Qualifying Accounts
             and Reserves for the years ended
             December 31, 1998, 1997 and 1996                     69


        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)  List of Exhibits


          See Index to Exhibits on pages 70 - 76.


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

                                        EXPRESS SCRIPTS, INC.



June 10, 1999                            By: *
                                              Barrett A. Toan, President
                                               and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                               Date



     *                      President,                          June 10, 1999
Barrett A. Toan             Chief Executive
                            Officer and Director

     *                      Senior Vice President and           June 10, 1999
George Paz                  Chief Financial Officer


     *                      Vice President and                  June 10, 1999
Joseph W. Plum              Chief Accounting
                            Officer

     *                      Director                            June 10, 1999
Howard I. Atkins


     *                      Director                            June 10, 1999
Judith E. Campbell

     *                      Director                            June 10, 1999
Richard M. Kernan, Jr.


     *                      Director                            June 10, 1999
Richard A. Norling


     *                      Director                            June 10, 1999
Frederick J. Sievert


     *                      Director                            June 10, 1999
Stephen N. Steinig


     *                      Director                            June 10, 1999
Seymour Sternberg


     *                      Director                            June 10, 1999
Howard L. Waltman


     *                      Director                            June 10, 1999
Norman Zachary

 *By: /s/ Keith J. Ebling
      As attorney-in-fact for the
      person indicated

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

10.57*** Express Scripts, Inc. Executed Deferred Compensation Plan incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-8 filed February 16, 1999.

21.1*          List of Subsidiaries.

23.1*          Consent of PricewaterhouseCoopers LLP.



27.1*          Financial Data Schedule (provided for the information of the U.S.
               Securities and Exchange Commission only).

------------------
*         Filed herein
**        Confidential treatment granted for certain portions of these exhibits.
***       Management contract or compensatory plan or arrangement.