Form 10-Q
period 1999-06-30
EXPRESS SCRIPTS INC
filed 1999-08-12
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
          _____________.


                         Commission File Number: 0-20199

                              EXPRESS SCRIPTS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                   43-1420563
State of Incorporation)                    (I.R.S. employer identification no.)

              13900 Riverport Dr., Maryland Heights, Missouri 63043
               (Address of principal executive offices) (Zip Code)

              14000 Riverport Dr., Maryland Heights, Missouri 63043
                 (Former Address of principal executive offices)

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


Common stock outstanding as of July 31, 1999:        23,444,255  Shares Class A
                                                     15,020,000  Shares Class B

                              EXPRESS SCRIPTS, INC.

                                      INDEX



                                                                 Page Number

Part I   Financial Information                                            3

         Item 1.  Financial Statements (unaudited)

                  a)  Consolidated Balance Sheet                          3

                  b)  Consolidated Statement of Operations                4

                  c)  Consolidated Statement of Changes
                        in Stockholders' Equity                           5

                  d)  Consolidated Statement of Cash Flows                6

                  e)  Notes to Consolidated Financial Statements          7

         Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     14

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risks -                                          24

Part II  Other Information

         Item 1.   Legal Proceedings                                      25

         Item 2.   Changes in Securities and Use of Proceeds              26

         Item 3.   Defaults Upon Senior Securities - (Not Applicable)

         Item 4.   Submission of Matters to a Vote of Security Holders    26

         Item 5.   Other Information                                      27

         Item 6.   Exhibits and Reports on Form 8-K                       27

Signatures                                                                30

Index to Exhibits                                                         31

                                           PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                              EXPRESS SCRIPTS, INC.
                      Unaudited Consolidated Balance Sheet


                                                                               June 30,        December 31,
(in thousands, except share data)                                               1999               1998
                                                                            --------------    ----------------
Assets
Current assets:
    Cash and cash equivalents                                                     $82,283            $122,589
    Receivables, less allowance for doubtful
       accounts of $15,586 and $17,806, respectively                              561,247             433,006
    Inventories                                                                    45,028              55,634
    Deferred taxes                                                                 41,545              41,011
    Prepaid expenses                                                                6,190               4,667
                                                                            --------------    ----------------
       Total current assets                                                       736,293             656,907
Property and equipment, less accumulated depreciation and amortization             88,073              77,499
Goodwill, less accumulated amortization                                           993,624             282,163
Other intangible assets, less accumulated amortization                            181,640              61,761
Other assets                                                                       40,534              17,131
                                                                            --------------    ----------------

       Total assets                                                            $2,040,164          $1,095,461
                                                                            ==============    ================


Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                                               $-             $54,000
    Claims and rebates payable                                                    555,039             338,251
    Accounts payable                                                               71,692              60,247
    Accrued expenses                                                              120,924              86,798
                                                                            --------------    ----------------
       Total current liabilities                                                  747,655             539,296

Long-term debt                                                                    724,048             306,000
Other liabilities                                                                     484                 471
                                                                            --------------    ----------------
    Total liabilities                                                           1,472,187             845,767
                                                                            --------------    ----------------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued
    Class A Common Stock, $.01 par value, 150,000,000 shares authorized,
       23,896,000 and 18,610,000 shares issued,                                       239                 186
respectively
    Class B Common Stock, $.01 par value, 31,000,000 shares authorized,
       15,020,000 shares issued                                                       150                 150
   Additional paid-in capital                                                     414,329             110,099
   Accumulated other comprehensive income                                            (38)                (74)
   Retained earnings                                                              160,286             146,322
                                                                            --------------    ----------------
                                                                                  574,966             256,683
   Class A Common Stock in treasury at cost, 475,000 shares                       (6,989)             (6,989)
                                                                            --------------    ----------------
       Total stockholders' equity                                                 567,977             249,694
                                                                            --------------    ----------------

       Total liabilities and stockholders' equity                              $2,040,164          $1,095,461
                                                                            ==============    ================


See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                 Unaudited Consolidated Statement of Operations

                                                                      Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
(in thousands, except per share data)                              1999          1998           1999           1998
                                                               -----------    -----------    -----------   -------------
Net revenues                                                     $996,749       $807,406     $1,895,836      $1,178,768
                                                               -----------    -----------    -----------   -------------
Cost and expenses:
  Cost of revenues                                                869,989        743,557      1,693,636       1,082,049
  Selling, general & administrative                                81,897         39,266        128,337          58,092
  Corporate restructuring                                           9,400          1,651          9,400           1,651
                                                               -----------    -----------    -----------   -------------
                                                                  961,286        784,474      1,831,373       1,141,792
                                                               -----------    -----------    -----------   -------------
Operating income                                                   35,463         22,932         64,463          36,976
                                                               -----------    -----------    -----------   -------------
Interest income (expense):
  Interest income                                                   1,444          1,751          2,837           3,889
  Interest expense                                               (23,231)        (6,867)       (29,453)         (6,881)
                                                               -----------    -----------    -----------   -------------
                                                                 (21,787)        (5,116)       (26,616)         (2,992)
                                                               -----------    -----------    -----------   -------------
Income before income taxes                                         13,676         17,816         37,847          33,984
Provision for income taxes                                          6,658          8,248         17,286          14,537
                                                               -----------    -----------    -----------   -------------
Income before extraordinary item                                    7,018          9,568         20,561          19,447
Extraordinary loss on early retirement of debt, net of taxes
  of $4,144                                                         6,597              -          6,597               -
                                                               -----------    -----------    -----------  --------------
Net income                                                           $421         $9,568        $13,964         $19,447
                                                               ===========    ===========    ===========   =============
Basic earnings per share:
  Before extraordinary item                                         $0.20          $0.29          $0.61           $0.59
  Extraordinary loss on early retirement of debt                     0.19              -           0.19               -
                                                               -----------    -----------    -----------   -------------
  Net income                                                        $0.01          $0.29          $0.42           $0.59
                                                               ===========    ===========    ===========   =============

Weighted average number of common shares out-
  standing during the period - Basic EPS                           34,055         33,100         33,633          33,077
                                                               ===========    ===========    ===========   =============

Diluted earnings per share:
  Before extraordinary item                                         $0.20          $0.28          $0.59           $0.58
  Extraordinary loss on early retirement of debt                     0.19              -           0.19               -
                                                               -----------    -----------    -----------   -------------
  Net income                                                        $0.01          $0.28          $0.40           $0.58
                                                               ===========    ===========    ===========   =============

Weighted average number of common shares out-
  standing during the period - Diluted EPS                         34,952         33,643         34,553          33,611
                                                               ===========    ===========    ===========   =============


See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity


                                 Number of Shares                                    Amount
                                ------------------    ------------------------------------------------------------------------------
                                                                                         Accumulated
                                Class A   Class B    Class A    Class B    Additional       Other
                                Common    Common      Common    Common      Paid-in    Comprehensive   Retained   Treasury
(in thousands)                   Stock     Stock      Stock      Stock      Capital        Income      Earnings     Stock     Total
------------------------------- ------------------   -------------------------------------------------------------------------------
Balance at December 31, 1998    18,610   15,020      $186      $150       $110,099       $(74)         $146,322   $(6,989)  $249,694
                                ------------------   -------------------------------------------------------------------------------
 Comprehensive income:
   Net income                                                                                            13,964               13,964
   Other comprehensive income,
     Foreign currency
       translation adjustment        -        -         -         -              -         36                 -         -         36
                                ------------------   -------------------------------------------------------------------------------
 Comprehensive income                -        -         -         -              -         36            13,964         -     14,000
 Issuance of common stock        5,175                 52                  299,260                                           299,312
 Exercise of stock options         111                  1                    3,206                                             3,207
 Tax benefit relating to
   employee stock options            -        -         -         -          1,764           -                -          -     1,764
                                ------------------   -------------------------------------------------------------------------------
Balance at June 30, 1999        23,896   15,020      $239      $150       $414,329        $(38)         $160,286   $(6,989) $567,977
                                ==================   ===============================================================================

See accompanying notes to consolidated financial statements.

                              EXPRESS SCRIPTS, INC.
                 Unaudited Consolidated Statement of Cash Flows

                                                                            Six Months Ended
                                                                                June 30,
(in thousands)                                                         1999                 1998
------------------                                                 -------------        -----------
Cash flows from operating activities:
     Net income                                                       $13,964              $19,447

     Adjustments  to  reconcile  net income to net
     cash provided by operating activities:
        Depreciation and amortization                                  30,081               10,135
        Deferred income taxes                                           4,429                (526)
        Bad debt expense                                                2,223                1,472
        Tax benefit relating to employee stock options                  1,764                  941
        Corporate restructuring charge, less cash payments              9,400                1,651
        Extraordinary loss on early retirement of debt                 10,741
        Net changes in operating assets and liabilities,
            net of changes resulting from acquisitions               (20,186)               38,937
                                                             -----------------    -----------------
Net cash provided by operating activities                              52,416               72,057
                                                             -----------------    -----------------

Cash flows from investing activities:
     Purchases of property and equipment                             (16,178)              (9,244)
     Acquisitions, net of cash acquired                             (717,886)            (460,137)
     Short-term investments                                                 -               57,938
                                                             -----------------    -----------------
Net cash (used in) investing activities                             (734,064)            (411,443)
                                                             -----------------    -----------------
Cash flows from financing activities:
     Repayment of long-term debt                                    (924,770)
     Proceeds from long-term debt                                   1,288,815              360,000
     Net proceeds from issuance of common stock                       299,312
     Financing fees paid                                             (25,258)              (4,062)
     Other, net                                                         3,207                1,256
                                                             -----------------    -----------------
Net cash provided by financing activities                             641,306              357,194
                                                             -----------------    -----------------
Effect of foreign currency translation adjustment                          36                 (19)
                                                             -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                 (40,306)               17,789

Cash and cash equivalents at beginning of period                      122,589               64,155
                                                             -----------------    -----------------

Cash and cash equivalents at end of period                            $82,283              $81,944
                                                             =================    =================


See accompanying notes to consolidated financial statements.

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     Certain financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the Year Ended December 31, 1998, as filed with the Securities and Exchange Commission on June 10, 1999.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 1999, the Unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 1999, and 1998, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 1999, and the Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 1999 and 1998. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Note 3 - Acquisition

     On April 1, 1999 the Company completed its acquisition of Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto
Rico) Inc. (collectively, "DPS"), from SmithKline Beecham Corporation and SmithKline Beecham InterCredit BV (collectively, "SB") for approximately $718 million, which includes a purchase price adjustment for closing working capital and transaction costs. The Company will file an Internal Revenue Code ss.338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible. The Company used approximately $48 million of its own cash and financed the remainder of the purchase price and related acquisition costs through a $1.05 billion credit facility and a $150 million senior subordinated bridge credit facility (see Note 4). On June 18, 1999, SB transferred ownership of Diversified Prescription Delivery L.L.C. ("DPD"), to the Company, pursuant to the Company's agreement with SB in connection with the acquisition of DPS.

     The acquisition has been accounted for using the purchase method of accounting. The results of operations of DPS have been included in the consolidated financial statements and pharmacy benefit management ("PBM") segment since April 1, 1999. The purchase price has been preliminarily allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to other intangible assets consisting of customer contracts in the amount of $129,500,000 which are being amortized using the straight-line method over the estimated useful lives of 1 to 20 years and are included in other intangible assets, and goodwill in the amount of $734,059,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. In conjunction with the acquisition, DPS retained the following liabilities:


(in thousands)
------------------------------------------------------------------
Fair value of assets acquired                            $993,475
Cash paid for the capital stock                         (717,886)
                                           -----------------------
          Liabilities retained                           $275,589
                                           =======================

     On April 1, 1998, the Company acquired all of the outstanding capital stock of Value Health, Inc. and Managed Prescription Network, Inc. (collectively, known as "ValueRx") from Columbia/HCA Healthcare Corporation ("Columbia") for approximately $460 million in cash (which includes transactions costs and executive management severance costs of approximately $15 million), approximately $360 million of which was obtained through a bank credit facility (see Note 4) and the remainder from the Company's cash balances and short-term investments.

     The acquisition has been accounted for using the purchase method of accounting and the results of operations of ValueRx have been included in the consolidated financial statements and PBM segment since April 1, 1998. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to other intangible assets consisting of customer contracts and non-compete agreements in the amount of $57,653,000 which are being amortized using the straight-line method over the estimated useful lives of 2 to 20 years and are included in other assets, and goodwill in the amount of $278,113,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. The amortization expense from ValueRx goodwill and customer contracts is non-deductible for income tax purposes. In conjunction with the acquisition, the Acquired Entities and their subsidiaries retained the following liabilities:


(in thousands)
----------------------------------------------------------------
Fair value of assets acquired                         $659,166
Cash paid for the capital stock                       (460,137)
                                              -----------------
          Liabilities retained                        $199,029
                                              ==================

     The following unaudited pro forma information presents a summary of combined results of operations of the Company, DPS and ValueRx as if the acquisitions had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, other intangible assets, interest expense on acquisition debt and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates. Included in the pro forma information are certain integration costs incurred by the Company that are being reported within selling, general and administrative expenses in the statement of operations.


                                             Six Months Ended   Six Months Ended
                                                  June 30,           June 30,
(in thousands, except per share data)               1999               1998
--------------------------------------------------------------------------------
Net revenues                                       $1,961,202      $1,684,620
Income before extraordinary loss                        8,037           5,276
Extraordinary loss                                      6,597
Net income                                              1,440           5,276
Basic earnings per share
  Before extraordinary loss                              0.24            0.16
  Extraordinary loss                                     0.19
  Net income                                             0.05            0.16
Diluted earnings per share
  Before extraordinary loss                              0.23            0.16
  Extraordinary loss                                     0.19
  Net income                                             0.04            0.16


Note 4 - Financing

         Long-term debt consists of:

                                                       June 30,     December 31,
(in thousands)                                           1999            1998
-------------------------------------------------------------------------------
Revolving credit facility due March 31, 2005
  with an interest rate of 7.92% at June 30, 1999     $140,000                $-
Term credit facility due April 15, 2003                                 360,000
Term A loans due March 31, 2005 with an interest
  rate of 7.92% at June 30, 1999                       285,000
Term B loans due March 31, 2007 with an interest
  rate of 8.52% at June 30, 1999                        50,230
9.625% Senior Notes due June 15, 2009 with an
  effective  interest  rate of 9.7%,
  net of unamortized discount of $1,182                248,818                 -
                                                   -----------------------------
  Total debt                                           724,048           360,000
Less current maturities                                      -            54,000
                                                   -----------------------------
  Long-term debt                                      $724,048          $306,000
                                                   =============================

     On April 1, 1999, the Company executed a $1.05 billion credit facility ("Credit Facility") with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company, consisting of $750 million in term loans, including $285 million of Term A loans and $465 million of Term B loans, and a $300 million revolving credit facility. The Credit Facility is secured by the capital stock of each of the Company's existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Inc. ("PPS"), and Great Plains Reinsurance Company ("Great Plains"), ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., and is also secured by 65% of the stock of the Company's foreign subsidiaries. The provisions of the Credit Facility require quarterly interest payments based on several London Interbank Offered Rates ("LIBOR") or base rate options plus an interest rate spread. The Credit Facility contains covenants that limit the indebtedness the Company may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, the Company is required to pay an annual fee of 0.5%, payable in quarterly installments, on the unused portion of the revolving credit facility ($160 million at June 30, 1999). At June 30, 1999, the Company was in compliance with all covenants associated with the Credit Facility.

     Also on April 1, 1999, the Company executed a $150 million senior subordinated bridge credit facility with Credit Suisse First Boston and Bankers Trust Company. The proceeds from this facility and approximately $890 million in proceeds from the Credit Facility were used to consummate the DPS acquisition (see Note 3) and repay $360 million outstanding under the Company's pre-existing $440 million credit facility. The bridge facility required the Company to make quarterly interest payments on an interest rate spread over several LIBOR or base rate options. This facility was retired in June 1999, upon the completion of the Company's equity offering (see Note 6).

     On June 16, 1999, the Company completed the offering of $250 million in Senior Notes through a private placement under Rule 144A of the Securities Act of 1933, as amended. The Company filed a registration statement (No. 333-83133), which was declared effective on August 4, 1999, to exchange the privately placed Senior Notes for registered Senior Notes on substantially the same terms. The Senior Notes require interest to be paid semi-annually on June 15th and December 15th. The Senior Notes also provide the Company an opportunity to call the debt at specified rates beginning in June 2004. The net proceeds from the Senior Notes offering, along with a portion of the net proceeds from the equity offering and $23,901,000 of the Company's own cash were used to repay $414,770,000 of the Term B loans. As a result of the refinancing of the $440 million credit facility and the repayment of the Term B loans, the Company recognized a $6,597,000, net of tax, extraordinary loss from the write-off of deferred financing fees. The Senior Notes are guaranteed by the Company's domestic subsidiaries other than Practice Patterns Science, Inc., Great Plains Reinsurance Company, ValueRx of Michigan, Inc., Diversified NY IPA and Diversified Pharmaceutical Services (Puerto Rico). The following is a summary of financial position and results of operations of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries:


                                                Express                             Non
(amounts in thousands)                       Scripts, Inc.     Guarantors        Guarantors       Eliminations     Consolidated
                                             -------------  ---------------      ----------       ------------     ------------
As of June 30, 1999
Current assets                                    $425,079         $304,507          $6,707              $-          $736,293
Property and equipment, net                         32,180           52,817           3,076                            88,073
Investments in subsidiaries                        785,937           74,297             264        (860,498)
Intercompany                                       349,350        (346,586)         (2,764)
Goodwill, net                                          189          993,435                                           993,624
Other intangible assets, net                         7,535          174,018              87                           181,640
Other assets                                        16,092           24,889           (300)            (147)           40,534
                                             -------------  ---------------      -----------     ------------     -------------
      Total assets                              $1,616,362       $1,277,377          $7,070       $(860,645)       $2,040,164
                                             =============  ===============      ===========     ============     =============

Current liabilities                               $345,903         $396,728          $5,024              $-          $747,655
Long-term debt                                     724,048                                                            724,048
Other liabilities                                      225              155             104                               484
Stockholders' equity                               546,186          880,494           1,942        (860,645)          567,977
                                             -------------  ---------------      -----------     ------------     ------------
     Total liabilities and
          stockholders' equity                  $1,616,362       $1,277,377          $7,070       $(860,645)       $2,040,164
                                             =============  ===============      ==========      ============     ============
As of December 31, 1998
Current assets                                    $463,818         $188,978          $4,111              $-          $656,907
Property and equipment, net                         27,375           46,817           3,307                            77,499
Investments in subsidiaries                         68,198           74,297             264        (142,759)
Intercompany                                       363,455        (361,202)         (2,253)
Goodwill, net                                          210          281,953                                           282,163
Other intangible assets, net                         8,317           53,333             111                            61,761
Other assets                                         4,466           12,520             145                -           17,131
                                             -------------   --------------      ----------      -------------   -------------
      Total assets                                $935,839         $296,696          $5,685       $(142,759)       $1,095,461
                                             =============   ==============      ==========      =============   =============

Current liabilities                               $394,553         $141,433          $3,310               $-         $539,296
Long-term debt                                     306,000                                                            306,000
Other liabilities                                      779            (251)            (57)                               471
Stockholders' equity                               234,507          155,514           2,432        (142,759)          249,694
                                             -------------   --------------      -----------     --------------  -------------

       Total liabilities and
          stockholders' equity                    $935,839         $296,696          $5,685       $(142,759)       $1,095,461
                                             =============   ==============      ===========     =============    ============

Three months ended June 30, 1999
Net revenues                                      $513,958         $471,276         $11,515               $-         $996,749
Operating expenses                                 485,009          465,058          11,219                -          961,286
                                             -------------   --------------      -----------     --------------   ------------

      Operating income (loss)                       28,949            6,218             296                -           35,463
Interest income (expense)                         (21,984)              145              52                -          (21,787)
                                             -------------   --------------      -----------     --------------   ------------

      Income (loss) before tax provision             6,965            6,363             348                -           13,676
Income tax provision (benefit)                       3,115            3,378             165                -            6,658
                                             -------------   --------------      -----------     --------------   ------------
      Income (loss) before extraordinary             3,850            2,985             183                -            7,018
Extraordinary loss                                   6,597                -               -                -            6,597
                                             -------------   --------------      -----------     --------------   ------------
      Net income (loss)                           $(2,747)           $2,985            $183               $-             $421
                                             =============   ==============      ===========     ==============   ============




                                               Express                            Non-
(amounts in thousands)                      Scripts, Inc.       Guarantors      Guarantors         Eliminations     Consolidated
                                            -------------   ---------------     ----------         ------------     ------------
Three months ended June 30, 1998
Net revenues                                      $396,601         $408,492          $2,313               $-         $807,406
Operating expenses                                 386,805          395,053           2,616                -          784,474
                                            --------------  ---------------     -----------        -------------    ------------
      Operating income (loss)                        9,796           13,439           (303)                -           22,932
Interest income (expense)                          (5,294)              152              26                -           (5,116)
                                            --------------  ---------------     -----------        -------------    ------------
      Income (loss) before tax provision             4,502           13,591           (277)                -           17,816
Income tax provision (benefit)                       2,828            5,509            (89)                -            8,248
                                            --------------  ---------------     -----------        -------------    ------------
      Income (loss) before extraordinary             1,674            8,082           (188)                -            9,568
Extraordinary loss                                       -                -              -                 -                -
                                            --------------  ---------------     -----------        -------------    ------------
      Net income (loss)                             $1,674           $8,082          $(188)               $-           $9,568
                                            ==============  ===============     ===========        =============    ============

Six months ended June 30, 1999
Net revenues                                    $1,007,503         $873,154         $15,179               $-       $1,895,836
Operating expenses                                 951,365          865,756          14,252                -        1,831,373
                                            --------------  ---------------     -----------        -------------    -------------
      Operating income (loss)                       56,138            7,398             927                -           64,463
Interest income (expense)                         (26,923)              211              96                -          (26,616)
                                            --------------  ---------------     -----------        -------------    -------------
      Income (loss) before tax provision            29,215            7,609           1,023                -           37,847
Income tax provision (benefit)                      11,566            5,272             448                -           17,286
                                            --------------  ---------------     ------------       -------------    -------------
      Income (loss) before extraordinary            17,649            2,337             575                -           20,561
Extraordinary loss                                   6,597                -               -                -            6,597
                                            --------------  ---------------     ------------       -------------    -------------
      Net Income (loss)                            $11,052           $2,337            $575               $-          $13,964
                                            ==============  ===============     ============       =============    =============

Six months ended June 30, 1998
Net revenues                                      $761,572         $412,399          $4,797               $-       $1,178,768
Operating expenses                                 737,871          398,835           5,086                -        1,141,792
                                            --------------  ---------------     ------------       --------------  ---------------
      Operating income (loss)                       23,701           13,564           (289)                -           36,976
Interest income (expense)                          (3,192)              152              48                -          (2.992)
                                            --------------  ---------------     ------------       --------------   --------------
      Income (loss) before tax provision            20,509           13,716           (241)                -           33,984
Income tax provision (benefit)                       9,032            5,557            (52)                -           14,537
                                            --------------  ---------------     ------------       --------------   --------------
      Income (loss) before extraordinary            11,477            8,159           (189)                -           19,447
Extraordinary loss                                       -                -               -                -                -
                                            --------------  ---------------     ------------       --------------   --------------
      Net Income (loss)                            $11,477           $8,159           $(189)              $-          $19,447
                                            ==============  ===============     ============        =============   ==============

         The following represents the schedule of current maturities (in thousands):


 Year Ended December 31,
---------------------------------------------------
          1999                                  $-
          2000
          2001                              42,750
          2002                              57,000
          2003                              57,000
       Thereafter                          567,298
                                   ----------------
                                          $724,048
                                   ================

     To manage its interest rate risk the Company entered into an interest rate swap agreement ("swap") with The First National Bank of Chicago, a subsidiary of Bank One Corporation, on April 3, 1998. At June 30, 1999, the swap had a notional principal amount of $333 million. Under the terms of the swap, the Company agreed to receive a floating rate of interest on the amount of the term loan facility based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional principal amount of the swap amortizes $27 million in October 1999, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. As a result, the Company has, in effect, converted $333 million of its variable rate debt under the Credit Facility to fixed rate debt at 5.88% per annum for the first four years of the Credit Facility, plus the interest rate spread.

Note 5 - Restructuring

     During the second quarter of 1999, the Company recorded a pre-tax restructuring charge of $9,400,000 ($5,773,000 after taxes or $0.17 per basic and diluted share) associated with the consolidation of the Company's Plymouth, Minnesota facility into the Company's Bloomington, Minnesota facility. The consolidation plan includes the relocation of all non-call center employees at the Plymouth facility to the Bloomington facility beginning in August 1999 and ending in February 2000. Included in the restructuring charge are anticipated cash expenditures of approximately $5,700,000 for lease termination fees and rent on unoccupied space and anticipated non-cash charges of approximately $3,700,000 for the write-down of leasehold improvements and furniture and fixtures. The restructuring charge does not include any costs associated with the physical relocation of the employees.

     During the second quarter of 1998, the Company recorded a pre-tax restructuring charge of $1,651,000 ($1,002,000 after taxes or $0.03 per basic and diluted share) associated with the Company closing the non-PBM service operations of its wholly-owned subsidiary, PhyNet, Inc., and transferring certain functions of its Express Scripts Vision Corporation to another vision care provider. The Company anticipates completing the remainder of the restructuring actions by the end of the third quarter of 1999.

                                                      Balance at                                                         Balance at
                                                     December 31,                                Utilized                 June 30,
(in thousands)                                           1998          Additions          Cash            Noncash           1999
-----------------------------------------------------------------------------------------------------------------------------------
Write-down of long-lived assets                           $531          $3,700            $   -           $(173)          $4,058
Employee transition costs for 61 employees                 232                             (13)                -             219
Lease termination fees and rent                              -           5,700                -                -           5,700

                                                   --------------------------------------------------------------------------------

                                                          $763          $9,400            $(13)           $(173)          $9,977
                                                   ================================================================================

     Both restructuring charges include tangible assets to be disposed of being written down to their net realizable value, less cost of disposal. Management expects recovery to approximate its cost of disposal. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary from such estimates.

Note 6 - Common Stock

     In June 1999, the Company consummated its offering of 5,175,000 shares of its Class A common stock at a price of $61 per share. The net proceeds of $299,312,000 were used to retire the $150 million senior subordinated bridge credit facility and a portion of the Term B loans under the $1.05 billion credit facility (see Note 5).

Note 7 - Segment Reporting

     The Company is organized on the basis of services offered and has determined that it has two reportable segments: PBM services and non-PBM services. The Company manages the pharmacy benefit within an operating segment that encompasses a fully integrated PBM service. The remaining three operating service lines (IVTx, Specialty Distribution and Vision) have been aggregated into a non-PBM reporting segment.

     The following table presents information about the reportable segments for the six months ended June 30:


(in thousands)                       PBM             Non-PBM           Total
--------------------------------------------------------------------------------
1999
Net revenues                     $1,865,903           $29,933       $1,895,836
Income before income taxes           34,957             2,890           37,847

1998
Net revenues                     $1,152,014           $26,754       $1,178,768
Income before income taxes           32,394             1,590           33,984


     As of June 30, 1999 and December 31, 1998, total assets for the PBM segment were $2,015,244,000 and $1,068,715,000, respectively, and the Non-PBM segment were $24,920,000 and $26,746,000, respectively.

Note 8 - Subsequent Events

     In July 1999, the Company retired the remaining Term B loans outstanding of $50,230,000 through use of its own cash. As a result, the Company will record an extraordinary charge during the third quarter of 1999 for the write-off of the remaining deferred financing fees in the amount of $901,000, approximately $553,000 net of tax.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     In this item 2, "we," "us," "our" and the "Company" refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission (the "Commission") and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions, including as to Year 2000 issues. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to:

* risks associated with the consummation and financing of acquisitions, including our ability to successfully integrate the operations of the acquired businesses with our existing operations, client retention issues, and risks inherent in the acquired entities' operations

*    risks associated with obtaining financing and capital

*    risks associated with our ability to manage growth

* competition, including price competition, competition in the bidding and proposal process and our ability to consummate contract negotiations with prospective clients

*    the possible termination of contracts with certain key clients or providers

* the possible termination of contracts with certain key pharmaceutical manufacturers and changes in pricing, discount, rebate or other practices of pharmaceutical manufacturers

*    adverse results in litigation

* adverse results in regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

* developments in the healthcare industry, including the impact of increases in healthcare costs, changes in drug utilization patterns and introductions of new drugs

*    risks associated with the "Year 2000" issue

*    dependence on key members of management

* our relationship with New York Life Insurance Company, which possesses voting control of us

*    other risks described from time to time in our filings with the Commission.

     We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     On April 1, 1999, we completed our second major acquisition by acquiring Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto Rico) Inc. (collectively "DPS") from SmithKline Beecham Corporation ("SmithKline Beecham") and SmithKline Beecham InterCredit BV for approximately $718 million, which includes a purchase price adjustment for closing working capital and transaction costs. On April 1, 1998, we consummated our first major acquisition by acquiring Value Health, Inc. and Managed
Prescription Network, Inc. (collectively, "ValueRx"), the pharmacy benefit management ("PBM") operations of Columbia/HCA Healthcare Corporation ("Columbia"), for approximately $460 million in cash, which includes transaction costs and executive management severance costs of approximately $6.7 million and $8.3 million, respectively. Consequently, our operating results include those of DPS from April 1, 1999 and ValueRx from April 1, 1998. The net assets acquired from DPS have been preliminarily recorded at their estimated fair value, resulting in $734,059,000 of goodwill that is being amortized over 30 years. The net assets acquired from ValueRx have been recorded at their estimated fair value, resulting in $278,113,000 of goodwill that is being amortized over 30 years. Both acquisitions have been accounted for under the purchase method of accounting.

     Consistent with ValueRx, the DPS acquisition has contributed substantially to our membership. As of June 30, 1999, our membership was approximately 36 million members, excluding approximately 10 million members from United HealthCare Corp. ("UHC") whose contract expires in May 2000, compared to 23 million members as of June 30, 1998. As a result of our DPS acquisition, we have one of the largest managed care membership bases of any PBM. Although membership counts are based on our electronic eligibility data file, they involve some estimates, extrapolations and approximations. For example, some plan designs allow for family coverage under one identification number, and we make assumptions about the average number of persons per family in calculating our total membership. Because these assumptions may vary between PBMs, membership counts may not be comparable between our competitors and us. However, we believe our membership count provides a reasonable estimation of the population we serve, and can be used as one measure of our growth. The acquisitions also increased the scale of our business, expanded our client base, increased our penetration of PBM markets and expanded our product and service offerings.

     We primarily derive our revenues from the sale of PBM services in the United States and Canada. Our PBM net revenues generally include administrative fees, dispensing fees and ingredient costs of pharmaceuticals dispensed from retail pharmacies included in one of our networks or from one of our mail pharmacies. We then record the associated costs in cost of revenues. Where we only administer the contracts between our clients and the clients' retail pharmacy networks, or where we are not liable to pay the pharmacy for the ingredient cost of dispensed drugs, we record as net revenues only the administrative fees we receive from our activities. We also derive PBM net revenues from the sale of informed decision counseling services through our Express Health LineSM division and the sale of medical information management services, which include provider profiling, formulary management support services and outcomes assessments, through our Practice Patterns Science, Inc. subsidiary. Non-PBM net revenues are derived from:

o The sale of pharmaceuticals for and the provision of infusion therapy services through our IVTx, Inc. subsidiary

o Administrative fees received for members using our vision program through our alliance with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation

o    Administrative  fees received from drug manufacturers for the dispensing or
     distribution  of   pharmaceuticals   through  our  Specialty   Distribution
     division.


Results Of Operations


Net Revenues
                                 Three Months Ended June 30,                       Six Months Ended June 30,
(in thousands)                   1999    % Increase        1998              1999         % Increase         1998
-------------------------------------------------------------------------------------------------------------------
PBM                            $981,467      23.8%        $793,090       $1,865,903           62.0%      $1,152,014
Non-PBM                          15,282       6.8%          14,316           29,933           11.9%          26,754
                        --------------------------------------------------------------------------------------------
Net revenues                   $996,749      23.5%        $807,406       $1,895,836           60.8%      $1,178,768
                        ============================================================================================

     Total net revenues for the second quarter of 1999 increased $189,343,000, or 23.5%, compared to the second quarter of 1998. The increase is primarily due to the increase in the number of retail pharmacy network claims and mail pharmacy claims processed, and the acquisition of DPS. Although the DPS acquisition approximately doubled the size of our membership base, it did not double the size of our revenues. DPS only records the retail pharmacy network claims processing administrative fee it receives as net revenue and not the drug ingredient cost, irrespective of a member utilizing a retail pharmacy included in one of DPS's networks or its clients' network. DPS does not have any contractual liability to reimburse the retail pharmacy in its network, but merely remits its client's payments through to the retail pharmacy.

     Total net revenues for the six months ended 1999 increased $717,068,000, or 60.8%, compared to the first six months of 1998. The increase is primarily due to the inclusion of ValueRx for the full six months of 1999 compared to only the second quarter of 1998, the increased processing of retail pharmacy network claims and mail pharmacy claims, and the acquisition of DPS.

     The majority of the increase in net revenues for the second quarter of 1999 and the six months ended 1999 were derived from our PBM services. Network pharmacy claims processed increased 146.5% and 126.5% in the second quarter of 1999 over 1998 and the first six months of 1999 over 1998, respectively. The significant increase in the second quarter of 1999 network pharmacy claims processed is primarily due to the acquisition of DPS and, to a lesser extent, a larger membership base utilizing our network pharmacy services. The significant increase in the six months ended June 30, 1999 network pharmacy claims is due to the factors above and the inclusion of ValueRx for the full six months of 1999 compared to only the second quarter of 1998. The average net revenue per network pharmacy claim decreased 49.2% and 27.2% in the second quarter of 1999 over 1998 and the first six months of 1999 over 1998, respectively. The decrease is directly due to the acquisition of DPS. Excluding DPS, the average net revenue per network pharmacy claim increased 1.2% and 10.0% in the second quarter of 1999 over 1998 and the first six months of 1999 over 1998, respectively. The increase for the first six months of 1999 is primarily due to the inclusion of ValueRx for the full six months of 1999 compared to only the second quarter of 1998. Substantially all ValueRx clients used retail pharmacy networks established by ValueRx, rather than retail pharmacy networks established by its clients, resulting in our recording dispensing fees and ingredient costs in net revenues and cost of revenues, respectively. As a result of the above factors, network pharmacy claims net revenues increased $146,607,000, or 25.2%, and $540,522,000, or 65.0%, in the second quarter of 1999 over 1998 and the first six months of 1999 over 1998, respectively.

     Mail pharmacy claims processed increased 9.3% and 44.3% in the second quarter of 1999 over 1998 and the first six months of 1999 over 1998, respectively. The significant increase for the six months of 1999 is primarily due to the inclusion of ValueRx for the full six months of 1999 compared to only the second quarter of 1998. The average net revenue per mail pharmacy claim increased 6.9% and 5.4% in the second quarter of 1999 over 1998 and the first six months of 1999 over 1998, respectively. Due to the above factors, mail pharmacy net revenues increased $34,997,000, or 16.9%, and $162,477,000 or 52.0%, in the second quarter of 1999 over 1998 and the first six months of 1999 over 1998, respectively.

     Net revenues from our non-PBM services increased 6.8% and 11.9% in the second quarter of 1999 over 1998 and the first six months of 1999 over 1998, respectively. The increases were primarily due to a change in product mix sold, which resulted in higher drug ingredient costs. These increases were partially offset by the reduction in net revenues from our managed vision business due to the restructuring of this operation.


Cost and Expenses
                                            Three Months Ended June 30,            Six Months Ended June 30,
(in thousands)                            1999     % Increase     1998          1999      % Increase      1998
-------------------------------------------------------------------------------------------------------------------
  PBM                                     $857,941       17.1%    $732,869     $1,670,033       57.3%   $1,061,886
   Percentage of PBM net revenues           87.4%                   92.4%          89.5%                    92.2%
  Non-PBM                                   12,048       12.7%      10,688         23,603       17.1%       20,163
   Percentage of non-PBM net revenues       78.8%                   74.7%          78.9%                    75.4%
                                       ----------------------------------------------------------------------------
Cost of revenues                           869,989       17.0%     743,557      1,693,636       56.5%    1,082,049
    Percentage of net revenues               87.3%                   92.1%          89.3%                    91.8%

Selling, general and administrative         63,539       87.1%      33,962        103,757      100.3%       51,805
    Percentage of net revenues                6.4%                    4.2%           5.5%                     4.4%

Depreciation and amortization (1)           18,358      246.1%       5,304         24,580      291.0%        6,287
    Percentage of net revenues                1.8%                    0.7%           1.3%                     0.5%

Corporate restructuring                      9,400      469.4%       1,651          9,400      469.4%        1,651
    Percentage of net revenues                0.9%                    0.2%           0.5%                     0.1%
                                       ============================================================================
Total cost and expenses                   $961,286       22.5%    $784,474     $1,831,373       60.4%   $1,141,792
                                       ============================================================================
    Percentage  of  net  revenues            96.4%                   97.2%          96.6%                    96.9%

     (1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $2,216 and $4,481, respectively.

     Our cost of revenues for PBM services as a percentage of PBM net revenues decreased during the second quarter of 1999 over 1998 and during the first six months of 1999 over 1998 primarily due to the acquisition of DPS, efficiencies derived in processing pharmacy network and mail pharmacy claims, exclusive of DPS, better formulary management, and increased revenues from integrated PBM services, such as medical and drug data analysis, that provide higher gross margins. These decreases were partially offset by higher drug ingredient costs incurred in the mail pharmacy. Recently, we have been experiencing increasing cost of revenues for PBM services as a percentage of PBM net revenues due to the shift toward pharmacy networks established by us, as opposed to those established by our clients. The acquisition of ValueRx accelerated this increase as their clients primarily used retail pharmacy networks established by them. As previously stated, DPS does not have any liability to retail pharmacies included in its network. Therefore, it only records as net revenues its administrative fees and no corresponding cost of revenue. Excluding DPS, this trend had begun to stabilize as our gross margin percentage increased to 8.2% from 7.6% for the second quarter of 1999 compared to 1998 and to 8.2% from 7.8% for the first six months of 1999 compared to 1998 due to the factors discussed above. The inclusion of DPS further increased our gross margin percentage to 12.6% for the second quarter of 1999 compared to 1998 and to 10.5% for the first six months of 1999 compared to 1998. In future periods, we expect the gross margin percentage will be greater than prior periods until we begin the process of converting DPS clients to our pharmacy networks, at which time we anticipate that the gross margin percentage will begin to decline, although profitability is not expected to be affected by these changes.

     Cost of revenues for non-PBM services increased as a percentage of non-PBM net revenues from the second quarter of 1999 over 1998 and during the first six months of 1999 over 1998. The increase is primarily due to the continued change in the product mix sold resulting in additional costs of approximately $1,069,000 and $1,812,000 during the second quarter of 1999 and the first six months of 1999, respectively. This change was partially offset by our development of new business that generated higher gross margins and the reduction of overhead costs, as a percentage of non-PBM net revenues, due to the change in product mix sold.

     Selling, general and administrative expenses, excluding depreciation and amortization, increased $29,577,000, or 87.1%, for the second quarter of 1999 compared to 1998 and $51,952,000, or 100.3%, for the first six months of 1999 over 1998. The increases are primarily due to our acquisition of DPS, costs incurred during the integration of DPS and ValueRx, costs incurred in funding our Internet operations, and costs required to expand the operational and administrative support functions to enhance management of the pharmacy benefit. The increase for the first six months of 1999 over 1998 is also due to the inclusion of ValueRx for the full six months of 1999 compared to only the second quarter of 1998. As a percentage of net revenues, selling, general and administrative expenses, excluding depreciation and amortization, for the second quarter of 1999 and for the first six months of 1999 increased to 6.4% and 5.5% from 4.2% and 4.4% for the comparable periods in 1998, respectively. The increase in the percentage of net revenues is primarily attributed to DPS's revenue recognition policy, as discussed in "Overview" and "--Net Revenues."

     As part of our overall plan to achieve operating economies, we are integrating DPS and ValueRx into our historical business. To date, we have substantially met our integration goals of maintaining high-quality service levels; finalizing plans to integrate service delivery and site operations for call center, mail service and account set-up services; combining sales, clinical and corporate administrative functions; and completing a detailed financial plan incorporating 1999 financial goals at the operating unit level. Integration goals for the third quarter include: combining contracting procedures; consolidation of administrative and operation functions in Minneapolis;
completion of the financial systems integration; marketing strengths of the combined organization; combining the formulary management processing procedures and operations; and consolidating benefit offerings for all employees for January 1, 2000. During the second quarter of 1999 and the first six months of 1999, we capitalized $1,475,000 and $2,556,000 in new systems development costs and we expensed $2,855,216 and $4,442,031 in incremental integration costs, respectively.

     Depreciation and amortization substantially increased during the second quarter of 1999 over 1998 and the first six months of 1999 over 1998 due principally to the acquisition of DPS and, to a lesser extent, the inclusion of ValueRx for the entire six month period. During the second quarter of 1999, we recorded amortization expense for goodwill and other intangible assets of $12,031,000 associated with the acquisition of DPS. The remaining increase during the second quarter of 1999 is primarily due to the expansion of our operations and enhancement of our information systems to better manage the pharmacy benefit.

     The corporate restructuring charge for the second quarter of 1999 and the first six months of 1999 is due to the consolidation of our Plymouth, Minnesota facility into our Bloomington, Minnesota facility. The consolidation plan includes the relocation of all non-call center employees at our Plymouth facility to our Bloomington facility beginning in August 1999 and ending in February 2000. Included within the restructuring charge are anticipated cash expenditures of approximately $5,700,000 for lease termination fees and rent on unoccupied space and anticipated non-cash charges of approximately $3,700,000 for the write-off of leasehold improvements and furniture and fixtures. The restructuring charge does not include any costs associated with the physical relocation of the employees.


Interest Income (Expense), Net
                                            Three Months Ended June 30,            Six Months Ended June 30,
                                          1999     % Increase/    1998          1999      % Increase/     1998
(in thousands)                                     (Decrease)                             (Decrease)
-------------------------------------------------------------------------------------------------------------------
Interest income                            $ 1,444     (17.5)%     $ 1,751        $ 2,837     (27.1)%      $ 3,889
       Percentage of net revenues             0.1%                    0.2%           0.1%                     0.3%
Interest expense                          (23,231)      238.3%     (6,867)       (29,453)      328.0%      (6,881)
       Percentage of net revenues           (2.3)%                  (0.9)%         (1.6)%                   (0.6)%
                                       ----------------------------------------------------------------------------
Interest income (expense), net           $(21,787)      325.9%    $(5,116)      $(26,616)      789.6%     $(2,992)
                                       ============================================================================
       Percentage of net revenues           (2.2)%                  (0.6)%         (1.4)%                   (0.3)%

     The significant increase in interest expense is due to our financing of the DPS acquisition with $890 million in borrowings under our new $1.05 billion credit facility and a $150 million bridge credit facility, as discussed in "Liquidity and Capital Resources." The increase for the first six months of 1999 over 1998 is also due to the acquisition of ValueRx occurring in the second quarter of 1998. Interest expense for the first quarter of 1998 was nominal. Interest income decreased during the first six months of 1999 over 1998 due to our investment of cash balances and short-term investments at higher interest rates in 1998 than those received in 1999. Had our equity offering and Senior Notes offering (see "Liquidity and Capital Resources") been completed as of April 1, 1999, interest expense for the three months and six months ending June 30, 1999 would have been reduced by approximately $6,200,000.


Provision for Income Taxes
                                            Three Months Ended June 30,            Six Months Ended June 30,
(in thousands)                            1999     % Decrease     1998          1999      % Increase      1998
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                 $ 6,658     (19.3)%     $ 8,248        $17,286       18.9%      $14,537
        Effective tax rate                   48.7%                   46.3%          45.7%                    42.8%

     Our effective tax rate increased in the second quarter of 1999 over 1998 and the first six months of 1999 over 1998 primarily due to the lower income before income taxes resulting from the one-time corporate restructuring charge for the Minneapolis facility consolidation. Excluding this charge, our effective tax rate would have been 44.6% and 44.3% for the second quarter of 1999 and the first six months of 1999, respectively. The remaining increase in the effective tax rate for the first six months of 1999 is primarily due to non-deductible goodwill and customer contracts amortization expense resulting from the ValueRx acquisition which is included in the entire six month period for 1999 compared to only three months in 1998.


Net Income and Earnings Per Share
                                            Three Months Ended June 30,            Six Months Ended June 30,
(in thousands)                             1999     % Decrease     1998          1999      % Decrease      1998
-------------------------------------------------------------------------------------------------------------------
Net income                                  $  421     (95.6)%     $ 9,568        $13,964     (28.2)%      $19,447
        Percentage of net revenue                -                    1.2%           0.7%                     1.6%

Basic earnings per share                    $ 0.01     (96.6)%      $ 0.29         $ 0.42     (28.8)%       $ 0.59
Weighted average shares outstanding         34,055                  33,100         33,633                   33,077
Diluted earnings per share                  $ 0.01     (96.4)%       $0.28         $ 0.40     (31.0)%       $ 0.58
Weighted average shares outstanding         34,952                  33,643         34,553                   33,611

     Our net income decreased  $9,147,000,  or 95.6%, and $5,483,000,  or 28.2%, for the second quarter of 1999 over 1998 and for the first six months of 1999 over 1998, respectively. The decrease is due to the following one-time charges:

o A corporate restructuring charge of $9,400,000 ($5,773,000 net of tax), or $0.17 per basic and diluted share for the second quarter of 1999 and for the first six months of 1999, as discussed in "--Cost and Expenses."

o An extraordinary loss on the early retirement of debt of $6,597,000, net of tax, or $0.19 per basic and diluted share for the second quarter of 1999 and for the first six months of 1999. The extraordinary loss is associated with refinancing of the debt incurred in connection with our acquisition of ValueRx and refinancing of the debt incurred in connection with our acquisition of DPS from the proceeds of our equity and debt offerings, as discussed in "Liquidity and Capital Resources" below.

     Excluding one-time charges, net income for the second quarter of 1999 would have been $0.37 per basic and diluted share compared to $0.32 per basic share and $0.31 per diluted share for the second quarter of 1998. For the first six months of 1999 net income excluding one-time charges would have been $0.78 per basic share and $0.76 per diluted share compared to $0.62 per basic share and $0.61 per diluted share for the first six months of 1998. On a pro forma basis, excluding one-time charges and assuming our equity and debt offerings occurred on April 1, 1999, net income per basic and diluted share for the second quarter of 1999 and the first six months of 1999 would have been $0.43 and $0.42 and $0.84 and $0.82, respectively.

Liquidity and Capital Resources
                                            Three Months Ended June 30,            Six Months Ended June 30,
(in thousands)                            1999     % Increase     1998          1999      % Decrease      1998
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operations            $56,225       17.5%     $47,835        $52,416     (27.3)%      $72,057

     During the first six months of 1999, net cash provided by operations decreased from 1998 primarily due to the payment of certain accruals from December 31, 1998. Management expects to primarily fund our future debt service, integration costs, Year 2000 costs, internet business development costs and other normal operating cash needs primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our $1.05 billion credit facility, discussed below.

     Our capital expenditures in the first six months of 1999 increased $6,934,000, or 75.0% over the first six months of 1998 primarily due to our concerted effort to invest in information technology to enhance the services provided to our clients and the acquisition of DPS. We expect to continue investing in technology that will provide efficiencies in operations, manage growth and enhance the services provided to our clients. We expect to fund future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, from working capital borrowings under our $1.05 billion credit facility.

     On April 1, 1999, we executed a $1.05 billion credit facility with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company consisting of $750 million in term loans, including $285 million of Term A loans and $465 million of Term B loans, and a $300 million revolving credit facility. The Term A loans and the revolving credit facility mature on March 31, 2005 and the Term B loans mature on March 31, 2007. The credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Great Plains Reinsurance, ValueRx of Michigan, Diversified NY IPA and Diversified Pharmaceutical Services (Puerto
Rico), and is also secured by 65% of the stock of our foreign subsidiaries.

     The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans and the revolving loan had an interest rate of 7.92% and the Term B loans had an interest rate of 8.52% on June 30, 1999. Beginning in March 2001, we are required to make annual principal payments on the Term A loans of $42,750,000 in 2001, $57,000,000 in 2002 and 2003, $62,700,000 in 2004 and $65,550,000 in 2005. The Term B loans require one principal payment of $50,230,000 in 2007. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.5%, payable in quarterly installments, on the unused portion of the revolving credit facility ($160 million at June 30, 1999). At June 30, 1999, we were in compliance with all covenants associated with the $1.05 billion credit facility.

     Additionally, on April 1, 1999, we executed a $150 million senior subordinated bridge credit facility from Credit Suisse First Boston Corporation and Bankers Trust Company. The facility required us to make quarterly interest payments on a spread over several LIBOR or base rate options. The proceeds from the bridge credit facility and $890 million in borrowings from the credit facility were used to consummate the DPS acquisition, refinance our $440 million credit facility, of which $360 million was outstanding, and other indebtedness and pay related fees and expenses.

     In June 1999, we completed our equity offering to sell 5,175,000 shares of our Class A common stock at an offering price of $61 per share. We also completed our $250 million 9 5/8% Senior Notes due 2009 offering under Rule 144A of the Securities Act of 1933, as amended. The Company filed a registration statement (No. 333-83133), which was declared effective on August 4, 1999, to exchange the privately placed Senior Notes for registered Senior Notes on substantially the same terms. The net proceeds from the equity and debt offerings of $299,312,000 and $243,503,000, respectively, were used to retire the $150 million senior subordinated bridge credit facility plus accrued interest and repay a portion of the Term B portion of the credit facility plus accrued interest. In addition, we used $23,901,000 of our own cash to repay a portion of the Term B credit facility. As of June 30, 1999, the remaining outstanding balance of the Term B loan was $50,230,000. In July 1999, we used our own cash to retire the remaining balance of the Term B loans. As a result, we will record an extraordinary charge during the third quarter of 1999 for the write-off of the remaining deferred financing fees in the amount of $901,000, or approximately $553,000 net of tax.

     To alleviate interest rate volatility, we entered into an interest rate swap arrangement for an original notional principal amount of $360 million, effective April 3, 1998, with the First National Bank of Chicago, a subsidiary of Bank One Corporation. Under the terms of the swap, we agreed to receive a floating rate of interest on a portion of our term loans based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional amount of the swap amortizes, beginning in April 1999, in semi-annual installments of $27 million, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. As of June 30, 1999, the notional principal amount is $333 million. As a result, the Company has, in effect, converted $333 million of its variable rate debt under the Credit Facility to fixed rate debt at 5.88% per annum for the first four years of the Credit Facility, plus the interest rate spread.

     As of June 30, 1999, we had repurchased a total of 475,000 shares of our Class A Common Stock under the open-market stock repurchase program announced by us on October 25, 1996, although no repurchases occurred during the first six months of 1999. Our Board of Directors approved the repurchase of up to 1,700,000 shares, and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our $1.05 billion credit facility and the Indenture covering our Senior Notes.

     We have reviewed and currently intend to continue reviewing potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. However, there can be no assurance we will make other acquisitions or affiliations in 1999 or thereafter.

Other Matters

     In June 1999, our two Internet sites, yourPharmacy.com and DrugDigest.org opened to a select group of clients. The official launch of the two sites occurred on July 27, 1999. yourPharmacy.com serves as an online drug store and offers both prescription and over-the-counter medications, vitamins, herbs and health and beauty aids. DrugDigest.org provides fact-based information on a variety of medications, vitamins and herbs. By allowing us to communicate more effectively and efficiently with our existing members, we believe that over time we will be able to reduce our operating costs by utilizing on-line communication as opposed to more expensive call center operations and paper-based correspondence. We also plan to increase the utilization of our existing mail pharmacies, which processed over 7.4 million prescriptions in 1998 and 4.6 million prescriptions during the first six months of 1999, to distribute prescription medications ordered through our Internet e-commerce site. In addition, we believe that sales of both pharmaceutical and non-pharmaceutical products to the non-member general public will help us attract new clients. Furthermore, based on our clinical capabilities, experience in database management, and established expertise in managing prescription drug usage, we believe DrugDigest.org will be a comprehensive and credible source of information on prescription and non-prescription medications. To date we have funded the development of the Internet sites through operating cash flows and have expensed these amounts as incurred, except for the acquisition of property and equipment. We expect to continue funding the development and operation of these sites with operating cash flows or with working capital borrowings under our $1.05 billion credit facility.

     Under our agreement with SmithKline Beecham in connection with our acquisition of DPS, SmithKline Beecham was obligated to dissolve a joint venture relationship in a company known as Diversified Prescription Delivery, L.L.C. ("DPD"), which provides mail pharmacy services, including services for some clients of DPS. On June 18, 1999, SmithKline Beecham transferred ownership of DPD to us.

     In June 1998, Statement of Financial Accounting Standards Statement 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The effective date for FAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, the Financial Accounting Standards Board has deferred the effective date so that it will begin for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be applicable to our first quarter of fiscal year 2001. Our present interest rate swap (see "--Liquidity and Capital Resources") will be considered a cash flow hedge. Accordingly, the change in the fair value of the swap will be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of the hedge will be initially recognized in stockholders' equity and other comprehensive income and subsequently any changes in unrealized gain or loss from the initial measurement date will be recognized in earnings concurrent with the interest expense on our underlying variable rate debt. If we had adopted FAS 133 as of June 30, 1999, we would have recorded the unrealized loss of $68,000 as a liability and reduction in stockholders' equity and other comprehensive income.

Year 2000

     Our operations rely heavily on computers and other information systems technologies. In 1995, we began addressing the "Year 2000" issue, which refers to the inability of certain computer systems to properly recognize calendar dates beyond December 31, 1999. This arises as a result of systems having been programmed with two digits rather than four digits to define the applicable year in order to conserve computer storage space, reduce the complexity of calculations and produce better performance. The two-digit system may cause computers to interpret the year "00" as "1900" rather than as "2000," which may cause system failures or produce incorrect results when dealing with date-sensitive information beyond 1999.

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

     o    vendor developed application software

     o    operating system software o utility software

     o    vendor/trading partner-supplied files

     o    externally provided data or transactions

     o    non-information technology devices that are material to our business

     o    adherence to applicable industry standards.

     Our plan covers the traditional  Express Scripts,  ValueRx and DPS systems.
Progress  in  each  area  is  monitored   and   management   reports  are  given
periodically.

     We have various applications and operating systems that are considered critical to our operations. Approximately 90% of these systems have been successfully tested by us in an integrated environment for Year 2000 compliance. The remaining systems will be modified to be compliant by the end of the third quarter of 1999, or information residing on such systems will be integrated into a Year 2000 compliant operating system. Testing of the applications and operating systems includes the adjudication process, the eligibility process, the billing and remittance process, the communication process and the reporting process, including financial reporting. In addition, beginning in 1995, new internally developed software has been developed to be Year 2000 compliant and will be fully tested during the remainder of 1999.

     We are participating in a joint effort with other PBMs, retail pharmacy chains, transaction routing companies and adjudication software vendors to test Year 2000 compliance in the industry. The joint effort is called the "Y2K Provider & Vendor Testing Coalition" and is being facilitated by The National Health Information Network. The coalition has the support of major U.S. retail pharmacies, including American Stores, CVS, Eckerd, Rite-Aid, Wal-Mart and Walgreens. The inclusion of transaction routing vendors and software companies could permit up to 95% of our pharmacy network to be tested (although there can be no assurance that all parties who are invited to participate will actually participate). The program will allocate the retail pharmacy chains and software vendors among the various PBMs who will be required to test the vendors' and pharmacy chains' Year 2000 compliance. We successfully completed the testing in July 1999 on seventeen retail pharmacy chains, and the balance of the testing is scheduled to be completed in the third quarter of 1999.

     Originally, we sent out approximately 1,500 letters to vendor/trading partners requesting a status report regarding their Year 2000 compliance. We have received responses from approximately 30% of these third parties, with the majority of the vendor/trading partners responding that they are currently addressing the Year 2000 issue and expect to be compliant. Subsequently, we identified approximately 120 vendor/trading partners that we consider critical to our operations and sent a request for a status report. Approximately 85% responded indicating that they expected to be Year 2000 compliant by the end of the third quarter of 1999.

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

     In addressing the Year 2000 issue, we have and will continue to incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements. To date, we have incurred approximately $4,100,000, excluding costs incurred by DPS prior to our acquisition which were funded by SmithKline Beecham, addressing the Year 2000 issue. We anticipate spending an additional $500,000 to $750,000 during the remainder of 1999 addressing the Year 2000 issue. All expenditures are being expensed as incurred. To date, these costs have not had a material adverse effect on our results of operations or financial condition, and are not expected to have a material adverse effect on our future results of operations or financial condition.

     In connection with our acquisition of DPS, we performed certain Year 2000 due diligence and received representations that DPS had implemented a Year 2000 plan for upgrading its computer systems and communicated with its vendors/trading partners regarding their respective Year 2000 compliance. Based on our due diligence and the representations we received, we believe DPS's critical applications and operating systems have been successfully tested for Year 2000 compliance. However, the DPS systems are scheduled for another Year 2000 test during November 1999.

     We believe that, with appropriate modifications to existing computer systems, updates by vendors and trading partners and conversion to new software in the ordinary course of our business, the Year 2000 issue is not likely to pose significant operational problems for us. However, if the above-described conversions are not completed in a proper and timely manner by all affected parties, or if our logic for communicating with noncompliant systems is ineffective, the Year 2000 issue could result in material adverse operational and financial consequences to us. There can be no assurance that our efforts or those of our vendors and trading partners, who are beyond our control, will be successful in addressing the Year 2000 issue.

     We are in the process of formalizing our contingency plans to address potential Year 2000-related risks, including risks of vendor/trading partner noncompliance, as well as noncompliance of any of our critical operations. Departments which we believe to be critical operations in serving our clients and their members have submitted contingency plans for formal review by our internal audit department. Departments which we believe are not critical to our operations are in the process of completing their contingency plans and are expected to be substantially completed by the end of the third quarter of 1999. However, the formalization of the contingency plans is an ongoing process as we complete our testing and receive updates from vendor/trading partners. In addition, there can be no assurance that our contingency plans will successfully address all potential circumstances or consequences.

Impact of Inflation

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our net revenues and cost of revenues. To date we have been able to recover price increases from our clients under the terms of our agreements, although under selected arrangements in which we have performance measurements on drug costs with our clients we could be adversely affected by inflation in drug costs if the result is an overall increase in the cost of the drug plan to the client. To date, changes in pharmaceutical prices have not had a significant adverse effect on us.

Market Risk

     To alleviate interest rate volatility, we entered into an interest rate swap arrangement for an original notional principal amount of $360 million effective April 3, 1998, with First National Bank of Chicago, a subsidiary of Bank One Corporation. Under the swap arrangement, we agreed to receive a floating rate of interest on an amount equal to a portion of the outstanding principal balance of our term loans based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum on such amount. The weighted average variable rate received by us for the period January 1, 1999 to June 30, 1999, was 5.04%. The notional amount of the swap amortizes, beginning in April 1999, in semi-annual installments of $27 million, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. As of June 30, 1999, the notional amount of the swap was $333 million. The swap expires on April 3, 2003. At June 30, 1999, the fair value of the swap was $(68,000).

     Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash-flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash-flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at June 30, 1998, would have caused the fair value of the swap to decrease by an additional $4,058,000, resulting in a fair value of $4,126,000.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above, and incorporated by reference herein.



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

     As discussed in detail in the Second Quarter 10-Q, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on June 10, 1999, and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999, VHI and several of its subsidiaries are party to two securities litigation matters, Bash, et al. v. Value Health, Inc., et al., No. 3:97cv2711 (JCH) (D.Conn.), and Freedman, et al.
v. Value Health, Inc., et al., No. 3:95 CV 2038 (JCH) (D.Conn). The two lawsuits, filed in 1995, allege that VHI and certain other defendants made false or misleading statements to the public in connection with VHI's acquisition of Diagnostek, Inc. in 1995, and in connection with one of VHI's contracts. The
Bash lawsuit also alleges false or misleading statements by Diagnostek and certain of its former officers and directors conserning its financial condition prior to the merger with VHI. On April 24, 1998, the two lawsuits were consolidated.

     On February 18, 1999, the court granted plaintiffs' motions for class certification and certified a class consisting of (i) all persons who purchased or otherwise acquired shares of VHI during the period from April 3, 1995, through and including November 7, 1995, including those who acquired shares issued in connection with the Diagnostek merger; and (ii) all persons who purchased or otherwise acquired shares of Diagnostek during the period from March 27, 1995, through and including July 28, 1995. Fact discovery in the consolidated lawsuit is complete. The parties are awaiting an order on motions to dismiss the Bash lawsuit filed by Diagnostek and its former officers. The parties are also awaiting an order from the court regarding the scheduling of expert discovery and dispositive motions.

     In connection with the Acquisition, Columbia has agreed to defend and hold the Company and its affiliates (including VHI) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.

     The Company is a defendant in Allcare Health Management Systems, Inc. v. Cerner Corporation, et al. No. 499-CV-0464-Y (N.D. TX). Plaintiff commenced this action on or about June 16, 1999, alleging infringement of a patent owned by Plaintiff on a "Wellness Health Management System" by the Company and its wholly-owned subsidiary Diversified Pharmaceutical Services, Inc., and ten other unrelated entities. At this stage of the litigation, neither the merits of Plaintiff's claim nor the potential liability associated with it, if any, has been ascertained.

Item 2.       Changes in Securities and Use of Proceeds

     On June 16, 1999, the Company completed a private offering of $250,000,000 of 9 5/8% Senior Notes due 2009 (the "Notes") pursuant to Section 4(2) of Regulation D of the Securities Act of 1933, as amended. The Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and the Guarantors named therein (the "Indenture"; see Exhibit 4.2 hereto), pursuant to which the Notes were issued contains certain restrictions on the Company's ability to pay dividends. Specifically, with certain limited exceptions:

     o no dividends may be paid if a default (as defined in the Indenture) shall have occurred and be continuing, or would result therefrom,

     o no dividends may be paid if the Company's consolidated coverage ratio (as defined in the Indenture) falls below 2.5 to 1.0, and

     o no dividends may be paid if the aggregate amount of all dividends and certain specified other payments made by the Company since June 16, 1999, exceed certain thresholds, with said thresholds to be determined from time to time based upon a formula using the Company's net income, the net cash proceeds from certain sales of securities, the reduction of indebtedness resulting from the conversion or exchange of certain debt to equity, and the level of the Company's investment in restricted and unrestricted subsidiaries, all as more particularly set forth in the Indenture.

     In addition, the Company's credit facility (see Exhibit 10.8 hereto) contains certain restrictions on the Company's ability to pay dividends. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a further discussion.

Item 4.       Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of stockholders was held on May 26, 1999.

     (b) The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified:

                                Howard I. Atkins
                               Judith E. Campbell
                             Richard M. Kernan, Jr.
                               Richard A. Norling
                              Frederick J. Sievert
                               Stephen N. Steinig
                                Seymour Sternberg
                                 Barrett A. Toan
                                Howard L. Waltman
                                 Norman Zachary

     (c) The stockholder vote for each director was as follows:

                                                  Votes               Votes
                                                Cast For            Withheld
                                            ------------------    --------------
       Howard I. Atkins                        167,089,661           259,745
       Judith E. Campbell                      167,089,661           259,745
       Richard M. Kernan, Jr.                  167,089,561           259,845
       Richard A. Norling                      167,089,661           259,745
       Frederick J. Sievert                    167,089,661           259,745
       Stephen N. Steinig                      167,089,661           259,745
       Seymour Sternberg                       167,089,661           259,745
       Barrett A. Toan                         167,089,661           259,745
       Howard L. Waltman                       167,089,661           259,745
       Norman Zachary                          167,089,661           259,745

                           The stockholders also voted to:

     (1) Approve the Company's Employee Stock Purchase Plan (163,376,546 affirmative votes; 83,557 negative votes; 26,416 abstention votes);

     (2)  Approve   the   Company's   Executive   Deferred   Compensation   Plan
          (163,911,912   affirmative  votes;   527,223  negative  votes;  47,384
          abstention votes);

     (3) Approve the Third Amendment to the Company's Amended and Restated 1994 Stock Option Plan (163,554,605 affirmative votes; 819,690 negative votes; 53,363 abstention votes);

     (4) Approve the First Amendment to the Company's Amended and Restated 1992 Stock Option Plan (166,739,915 affirmative votes; 495,910 negative votes; 54,720 abstention votes);

     (5)  Approve the Fourth  Amendment  to the  Company's  Amended and Restated
          1994  Stock  Option  Plan  (166,512,385   affirmative  votes;  721,726
          negative votes; 56,434 abstention votes);

     (6)  Approve the Second  Amendment  to the  Company's  Amended and Restated
          1992  Stock  Option  Plan  (166,465,108   affirmative  votes;  769,867
          negative votes; 55,570 abstention votes);

     (7) Approve the Second Amendment to the Company's Amended and Restated 1992 Stock Option Plan for Outside Directors (165,542,564 affirmative votes; 1,241,121 negative votes; 506,860 abstention votes);

     (8) Approve an Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock to 150,000,000 (Class A Votes: 15,953,711 affirmative votes; 1,163,340 negative votes; 32,355 abstention votes; Class B Votes: 150,200,000 affirmative votes; 0 negative votes; 0 abstention votes; Total Votes:
          166,153,711 affirmative votes; 1,163,340 negative votes; 32,355 abstention votes);

     (9) Approve an Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Class B Common Stock to 31,000,000 (Class A Votes: 11,201,381 affirmative votes; 5,919,920 negative votes; 28,105 abstention votes; Class B Votes: 150,200,000 affirmative votes; 0 negative votes; 0 abstention votes; Total Votes:
          161,401,381 affirmative votes; 5,919,920 negative votes; 28,105 abstention votes);

     (10) Ratify the appointment of PricewaterhouseCoopers as the Company's independent accountants for the Company's current fiscal year (167,306,142 affirmative votes; 28,306 negative votes; 14,958 abstention votes).

Item 5.       Other Information.

     In May 1999, the Company relocated its principal executive offices to 13900 Riverport Drive, Maryland Heights, Missouri 63043. Its telephone number remains
(314) 770-1666.

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits. See Index to Exhibits on page 31.

     (b) Reports on Form 8-K.

     (i) On April 14, 1999, the Company filed a Current Report on Form 8-K under
Item 2 regarding its acquisition of Diversified Pharmaceutical Services, Inc. from SmithKline Beecham Corporation.

     (ii) On May 12, 1999,  the Company filed a Current Report on Form 8-K under
Item 5 regarding a press release issued on behalf of the Company concerning its internet pharmacy initiative.

     (iii) On May 13, 1999, the Company filed a Current Report on Form 8-K under
Item 5 regarding a press release issued on behalf of the Company concerning its first quarter 1999 financial performance.

     (iv) On May 28, 1999,  the Company filed a Current Report on Form 8-K under
Item 5 regarding a press release issued on behalf of the Company announcing its intention to offer $200 million principal amount of senior unsecured notes due in 2009, through a private placement to qualified institutional buyers.

     (v) On June 14, 1998, the Company filed an amendment to the Current Report on Form 8-K filed on April 14, 1999 under Item 7, regarding its acquisition of Diversified Pharmaceutical Services, Inc. from SmithKline Beecham Corporation, to include the following financial statements required therein:

     (A) The following Diversified  Pharmaceutical Services, Inc. and Subsidiary
(A  Wholly  Owned  Subsidiary  of  SmithKline  Beecham  Corporation)   Unaudited
Condensed Consolidated Financial Statements:

     (1) Unaudited Condensed Consolidated Balance Sheet as of December 31, 1998and March 31, 1999

     (2) Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 1998 and 1999

     (3) Unaudited Condensed Consolidated Statement of Changes in Stockholder's Equity for the Three Months ended March 31, 1999

     (4) Unaudited Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1998 and 1999

     (5) Notes to Unaudited Condensed Consolidated Financial Statements

     (B) The following Diversified  Pharmaceutical Services, Inc. and Subsidiary
(A  Wholly  Owned  Subsidiary  of  SmithKline  Beecham  Corporation)   Financial
Statements:

     (1) Report of Independent Accountants

     (2)  Balance  Sheets as of  December  31,  1997 and 1998

     (3) Statement of Operations for the Years Ended December 31, 1996, 1997and 1998

     (4) Statement of Stockholder's Equity for the Years Ended December 31,1996, 1997 and 1998

     (5) Statements of Cash Flows for the Years Ended December 31, 1996, 1997and 1998

     (6) Notes to Financial Statements

     (C) The following  Unaudited  Consolidated  Condensed  Pro Forma  Financial
Statements:

     (1) Unaudited Consolidated Condensed Pro Forma Statement of Operations for the Three Months Ended March 31, 1999

     (2) Notes to the Unaudited Consolidated Condensed Pro Forma Statement of Operations for the Three Months Ended March 31, 1999

     (3) Unaudited Consolidated Condensed Pro Forma Statement of Operations for the Year Ended December 31, 1998

     (4) Notes to the Unaudited Consolidated Condensed Pro Forma Statement of Operations for the Year Ended December 31, 1998

     (5) Unaudited Consolidated Condensed Pro Forma Balance Sheet as of March 31, 1999

     (6) Notes to the Unaudited Consolidated Condensed Pro Forma Balance Sheet as of March 31, 1999

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EXPRESS SCRIPTS, INC.
                                             (Registrant)



Date:   August 11, 1999                By: /s/ Barrett A. Toan
                                               Barrett A. Toan, President and
                                               Chief Executive Officer



Date:   August 11, 1999                By:/s/ George Paz
                                              George Paz, Senior Vice
                                              President and Chief
                                              Financial Officer



                                INDEX TO EXHIBITS

            (Express Scripts, Inc. - Commission File Number 0-20199)

Exhibit
Number          Exhibit

2.1** Stock Purchase Agreement by and among SmithKline Beecham Corporation, SmithKline Beecham InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed February 18, 1999.

3.1*           Certificate of Incorporation of the Company, as amended.

3.2 Second Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974)

4.2 Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and the Guarantors named therein, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-4 filed August 4, 1999 (No. 333-83133) (the "S-4 Registration Statement")

4.3 Registration Rights Agreement, dated as of June 11, 1999, among the Company, Credit Suisse First Boston Corporation and Deutsche Bank Securities Inc., incorporated by reference to Exhibit No.
               4.2 to the Company's S-4 Registration Statement

10.1 First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit D to the Company's Proxy Statement dated April 22, 1999.

10.2 Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit F to the Company's Proxy Statement dated April 22, 1999.

10.3 Third Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit C to the Company's Proxy Statement dated April 22, 1999.

10.4 Fourth Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit E to the Company's Proxy Statement dated April 22, 1999.

10.5 Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit G to the Company's Proxy Statement dated April 22, 1999.

10.6* Senior Subordinated Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston, as Lead Arranger and Administrative Agent and BT Alex. Brown Incorporated, as Co-Arranger

10.7* Senior Subordinated Subsidiary Guaranty dated as of April 1, 1999, in favor of Credit Suisse First Boston as Administrative Agent and the Lenders listed in the Senior Subordinated Credit Agreement, by the following parties: Managed Prescription Network, Inc., Value Health, Inc., IVTx, Inc., Express Scripts Vision Corp., ESI/VRx Sales Development Co., HealthCare Services, Inc., MHI, Inc., ValueRx, Inc., ValueRx Pharmacy Program, Inc., Diversified Pharmaceutical Services, Inc.

10.8* Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as
               Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent

10.9* Subsidiary Guaranty dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties: Managed Prescription Network, Inc., Value Health, Inc., IVTx, Inc., Express Scripts Vision Corp., ESI/VRx Sales Development Co., HealthCare Services, Inc., MHI, Inc., ValueRx, Inc., ValueRx Pharmacy Program, Inc., Diversified Pharmaceutical Services, Inc., ESI OnLine, Inc.

10.10* Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement

10.11* Subsidiary Pledge Agreement dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties: ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc.

12.1*          Computation of Ratios of Earnings to Fixed Charges

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).

---------------------
*       Filed herein.
** The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.