Form 10-Q
period 1999-09-30
EXPRESS SCRIPTS INC
filed 1999-11-15
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.

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


Common stock outstanding as of October 31, 1999:     23,500,899  Shares Class A
                                                     15,020,000  Shares Class B

                              EXPRESS SCRIPTS, INC.
                                      INDEX

                                                                 Page Number

Part I    Financial Information                                              3

          Item 1.  Financial Statements (unaudited)

                   a)  Consolidated Balance Sheet                            3

                   b)  Consolidated Statement of Operations                  4

                   c)  Consolidated Statement of Changes
                         in Stockholders' Equity                             5

                   d)  Consolidated Statement of Cash Flows                  6

                   e)  Notes to Consolidated Financial Statements            7

          Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      13

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risks -                                           24

Part II   Other Information

          Item 1.   Legal Proceedings                                       25

          Item 2.   Changes in Securities and Use of Proceeds -
                    (Not Applicable)

          Item 3.   Defaults Upon Senior Securities - (Not Applicable)

          Item 4.   Submission of Matters to a Vote of Security Holders     26

          Item 5.   Other Information - (Not Applicable)

          Item 6.   Exhibits and Reports on Form 8-K                        26

Signatures                                                                  27

Index to Exhibits                                                           28



                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                              EXPRESS SCRIPTS, INC.
                      Unaudited Consolidated Balance Sheet



                                                                            September 30,      December 31,
(in thousands, except share data)                                                1999               1998
                                                                            ---------------    ----------------
Assets
Current assets:
    Cash and cash equivalents                                                    $  60,454           $ 122,589
    Receivables, less allowance for doubtful
       accounts of $14,835 and $17,806, respectively                               656,146             433,006
    Inventories                                                                     55,367              55,634
    Deferred taxes                                                                  41,376              41,011
    Prepaid expenses                                                                 3,537               4,667

                                                                            ---------------    ----------------
       Total current assets                                                        816,880             656,907
Property and equipment, less accumulated depreciation and amortization              95,912              77,499
Goodwill, less accumulated amortization                                            981,194             282,163
Other intangible assets, less accumulated amortization                             173,871              61,761
Other assets                                                                        37,179              17,131
                                                                            ---------------    ----------------

       Total assets                                                            $ 2,105,036         $ 1,095,461
                                                                            ===============    ================


Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                                           $     -           $  54,000
    Claims and rebates payable                                                     635,696             338,251
    Accounts payable                                                                72,335              60,247
    Accrued expenses                                                               134,157              86,798
                                                                            ---------------    ----------------
       Total current liabilities                                                   842,188             539,296

Long-term debt                                                                     673,836             306,000
Other liabilities                                                                      460                 471
                                                                            ---------------    ----------------
    Total liabilities                                                            1,516,484             845,767
                                                                            ---------------    ----------------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued
    Class A Common Stock, $.01 par value, 150,000,000 shares authorized,
       23,953,000 and 18,610,000 shares issued, respectively                           240                 186
    Class B Common Stock, $.01 par value, 31,000,000 shares authorized,
       15,020,000 shares issued                                                        150                 150
   Additional paid-in capital                                                      417,755             110,099
   Accumulated other comprehensive income                                             (26)                (74)
   Retained earnings                                                               177,281             146,322
                                                                            ---------------    ----------------
                                                                                   595,400             256,683
   Class A Common Stock in treasury at cost, 465,000 and 475,000
   shares, respectively                                                            (6,848)             (6,989)
                                                                            ---------------    ----------------
       Total stockholders' equity                                                  588,552             249,694
                                                                            ---------------    ----------------

       Total liabilities and stockholders' equity                              $ 2,105,036         $ 1,095,461
                                                                            ===============    ================

See accompanying notes to consolidated financial statements.





                              EXPRESS SCRIPTS, INC.
                 Unaudited Consolidated Statement of Operations



                                                                         Three Months Ended                        Nine Months Ended
                                                                           September 30,                              September 30,
(in thousands, except per share data)                   1999                 1998                 1999                1998
                                                  -----------------    -----------------    -----------------   -----------------

Net revenues                                            $1,083,496             $807,319           $2,979,332          $1,986,087
                                                  -----------------    -----------------    -----------------   -----------------
Cost and expenses:
  Cost of revenues                                         958,987              738,544            2,652,623           1,820,593
  Selling, general & administrative                         78,761               43,153              207,098             101,245
  Corporate restructuring                                        -                    -                9,400               1,651
                                                  -----------------    -----------------    -----------------   -----------------
                                                         1,037,748              781,697            2,869,121           1,923,489
                                                  -----------------    -----------------    -----------------   -----------------
Operating income                                            45,748               25,622              110,211              62,598
                                                  -----------------    -----------------    -----------------   -----------------
Interest income (expense):
  Interest income                                            1,065                1,794                3,902               5,683
  Interest expense                                        (15,794)              (6,912)             (45,247)            (13,793)
                                                  -----------------    -----------------    -----------------   -----------------
                                                          (14,729)              (5,118)             (41,345)             (8,110)
                                                  -----------------    -----------------    -----------------   -----------------
Income before income taxes                                  31,019               20,504               68,866              54,488
Provision for income taxes                                  13,471                9,201               30,757              23,738
                                                  -----------------    -----------------    -----------------   -----------------
Income before extraordinary item                            17,548               11,303               38,109              30,750
Extraordinary loss on early retirement of
debt, net of taxes of $348 and $4,492,
respectively                                                   553                   -                 7,150                  -
                                                  =================    =================    =================   =================
Net income                                                $ 16,995              $11,303             $ 30,959            $ 30,750
                                                  =================    =================    =================   =================

Basic earnings per share:
  Before extraordinary item                                $  0.46              $  0.34             $   1.08            $   0.93
  Extraordinary loss on early retirement of debt              0.02                    -                 0.20                   -
                                                  =================    =================    =================   =================
  Net income                                               $  0.44              $  0.34             $   0.88            $   0.93
                                                  =================    =================    =================   =================

Weighted average number of common shares out-
  standing during the period - Basic EPS                    38,480               33,121               35,274              33,091
                                                  =================    =================    =================   =================

Diluted earnings per share:
  Before extraordinary item                                $  0.45              $  0.34             $   1.06            $   0.91
  Extraordinary loss on early retirement of debt              0.02                    -                 0.20                   -
                                                  =================    =================    =================   =================
  Net income                                               $  0.43              $  0.34             $   0.86            $   0.91
                                                  =================    =================    =================   =================

Weighted average number of common shares out-
  standing during the period - Diluted EPS                  39,354               33,682               36,148              33,635
                                                  =================    =================    =================   =================

See accompanying notes to consolidated financial statements.






                              EXPRESS SCRIPTS, INC.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity

                                 Number of Shares                                       Amount
                                ----------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                Class     Class B    Class A    Class B   Additional      Other
                                A        Common      Common    Common       Paid-in   Comprehensive   Retained   Treasury
(in thousands)                  Common     Stock      Stock      Stock      Capital       Income      Earnings     Stock     Total
                                 Stock
                               -----------------    --------------------------------------------------------------------------------
Balance at December 31, 1998    18,610    15,020      $ 186     $  150    $ 110,099       $    (74)   $146,322   $ (6,989)  $249,694
                               -----------------    --------------------------------------------------------------------------------
  Comprehensive income:
      Net income                                                                                        30,959                30,959
      Other comprehensive
        income,
          Foreign currency
             translation
             adjustment             -         -          -          -           -               48        -           -           48
                               -----------------    --------------------------------------------------------------------------------
  Comprehensive income              -         -          -          -           -               48      30,959         -      31,007
  Issuance of common stock       5,175                   52                 299,329                                          299,381
  Exercise of stock options        168                    2                   5,227                                            5,229
  Redemption of treasury stock                                                  411                                    141       552
  Tax benefit relating to
      employee stock options        -         -          -          -         2,689               -         -          -       2,689
                               =================    ================================================================================
Balance at September 30, 1999   23,953    15,020        240     $  150    $ 417,755       $     (26)   $177,281   $ (6,848) $588,552
                               =================    ================================================================================

See accompanying notes to consolidated financial statements.



                                             EXPRESS SCRIPTS, INC.
                                Unaudited Consolidated Statement of Cash Flows


                                                                        Nine Months Ended
                                                                           September 30,
(in thousands)                                                        1999                1998
                                                             -----------------    ----------------
Cash flows from operating activities:
     Net income                                                      $ 30,959           $  30,750

     Adjustments  to  reconcile  net
     income to net cash provided by operating
     activities:
        Depreciation and amortization                                  50,756              18,254
        Deferred income taxes                                           9,494               1,109
        Bad debt expense                                                3,005               2,080
        Tax benefit relating to employee stock options                  2,689               1,048
        Corporate restructuring charge, less cash payments              5,762               1,651
        Extraordinary loss on early retirement of debt                 11,642
        Net changes in operating assets and liabilities,
            net of changes resulting from acquisitions               (25,690)              46,531
                                                             -----------------    ----------------
Net cash provided by operating activities                              88,617              99,772
                                                             -----------------    ----------------

Cash flows from investing activities:
     Purchases of property and equipment                             (25,924)            (17,990)
     Acquisitions, net of cash acquired                             (718,416)           (460,137)
     Short-term investments                                                 -              57,938
                                                             -----------------    ----------------
Net cash (used in) investing activities                             (744,340)           (420,189)
                                                             -----------------    ----------------

Cash flows from financing activities:
     Repayment of long-term debt                                    (975,000)                   -
     Proceeds from long-term debt                                   1,288,815             360,000
     Net proceeds from issuance of common stock                       299,381
     Financing fees paid                                             (25,437)             (4,062)
     Other, net                                                         5,781               1,478
                                                             -----------------    ----------------
Net cash provided by financing activities                             593,540             357,416
                                                             ----------------     ----------------
Effect of foreign currency translation adjustment                          48                (54)
                                                             -----------------    ----------------

Net (decrease) increase in cash and cash equivalents                 (62,135)              36,945

Cash and cash equivalents at beginning of period                      122,589              64,155
                                                             -----------------    ----------------

Cash and cash equivalents at end of period                           $ 60,454           $ 101,100
                                                             =================    ================

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

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 1999, the Unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 1999, and 1998, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1999, and the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 and 1998. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 - Receivables

         As of September 30, 1999 and December 31, 1998, unbilled receivables were $274,281,000 and $209,334,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed with the client.

Note 3 - Earnings Per Share

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

Note 4 - Acquisition

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

         The acquisition has been accounted for using the purchase method of accounting. The results of operations of DPS have been included in the consolidated financial statements and pharmacy benefit management ("PBM") segment since April 1, 1999. The purchase price has been preliminarily allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to other intangible assets consisting of customer contracts in the amount of $129,500,000 which are being amortized using the straight-line method over the estimated useful lives of 1 to 20 years and are included in other intangible assets, and goodwill in the amount of $730,309,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. In conjunction with the acquisition, DPS retained the following liabilities:

(in thousands)
--------------------------------------------------------------------------------
Fair value of assets acquired                                    $1,004,599
Cash paid for the capital stock                                    (718,416)
                                                         =======================
          Liabilities retained                                   $  286,183
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

(in thousands)
---------------------------------------------------------------------------
Fair value of assets acquired                                 $    659,166
Cash paid for the capital stock                                  (460,137)
                                                    =======================
          Liabilities retained                                $    199,029
                                                    =======================

         The following unaudited pro forma information presents a summary of combined results of operations of the Company, DPS and ValueRx as if the acquisitions had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, other intangible assets, interest expense on acquisition debt and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates. Included in the pro forma information are certain integration costs incurred by the Company that are being reported within selling, general and administrative expenses in the statement of operations. The pro forma information for the nine months ended September 30, 1998 assumes the debt incurred to acquire DPS is outstanding for the nine months and excludes the impact of the Company's recapitalization from its equity and debt offering (see
Note 5).

                                            Nine Months Ended  Nine Months Ended
                                              September 30,        September 30,
(in thousands, except per share data)                1999                1998
-------------------------------------------------------------------------------
Net revenues                                   $3,044,698          $2,545,867
Income before extraordinary loss                   39,283              17,671
Extraordinary loss                                  7,150
Net income                                         32,133              17,671
Basic earnings per share
  Before extraordinary loss                          1.11                0.53
  Extraordinary loss                                 0.20
  Net income                                         0.91                0.53
Diluted earnings per share
  Before extraordinary loss                          1.09                0.53
  Extraordinary loss                                 0.20
  Net income                                         0.89                0.53



Note 5 - Financing


         Long-term debt consists of:

                                                             September 30,            December 31,
(in thousands)                                                   1999                    1998
--------------------------------------------------------------------------------------------------
Revolving credit facility due March 31, 2005
  with an interest rate of 7.94% at September
  30, 1999                                                       $140,000                $   -
Term credit facility due April 15, 2003                                                   360,000
Term A loans due March 31, 2005 with an interest
  rate of 7.94% at September 30, 1999                             285,000
9.625% Senior Notes due June 15, 2009
  with an effective  interest  rate of 9.7%,
  net of unamortized discount of $1,164                           248,836                       -
                                                   -----------------------------------------------
  Total debt                                                      673,836                 360,000
Less current maturities                                                 -                  54,000
                                                   ===============================================
  Long-term debt                                                 $673,836                $306,000
                                                   ===============================================

         On April 1, 1999, the Company executed a $1.05 billion credit facility ("Credit Facility") with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company, consisting of $750 million in term loans, including $285 million of Term A loans and $465 million of Term B loans, and a $300 million revolving credit facility. The Credit Facility is secured by the capital stock of each of the Company's existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Inc. ("PPS"), Great Plains Reinsurance Company ("Great Plains"), ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc., and is also secured by 65% of the stock of the Company's foreign subsidiaries. The provisions of the Credit Facility require quarterly interest payments based on several London Interbank Offered Rates ("LIBOR") or base rate options plus an interest rate spread. The Credit Facility contains covenants that limit the indebtedness the Company may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, the Company is required to pay an annual fee of 0.5%, payable in quarterly installments, on the unused portion of the revolving credit facility ($160 million at September 30, 1999). At September 30, 1999, the Company was in compliance with all covenants associated with the Credit Facility.

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

         On June 16, 1999, the Company completed the offering of $250 million in Senior Notes through a private placement under Rule 144A of the Securities Act of 1933, as amended. The Company filed a registration statement (No. 333-83133), which was declared effective on August 4, 1999, to exchange the privately placed Senior Notes for registered Senior Notes on substantially the same terms. The exchange was completed on September 21, 1999. The Senior Notes require interest to be paid semi-annually on June 15th and December 15th. The Senior Notes also provide the Company an opportunity to call the debt at specified rates beginning in June 2004. The net proceeds from the Senior Notes offering, along with a portion of the net proceeds from the equity offering and $23,901,000 of the Company's own cash were used to repay $414,770,000 of the Term B loans. In July 1999, the Company paid off the remaining Term B principal balance of $50,230,000. As a result of the refinancing of the $440 million credit facility and the repayment of the Term B loans, the Company recognized a $7,150,000, net of tax, extraordinary loss from the write-off of deferred financing fees. The Senior Notes are guaranteed by the Company's domestic subsidiaries other than Practice Patterns Science, Inc., Great Plains Reinsurance Company, ValueRx of Michigan, Inc., Diversified NY IPA, and Diversified Pharmaceutical Services (Puerto Rico). The following is a summary of financial position and results of operations of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries:


                                               Express                             Non-
(amounts in thousands)                      Scripts, Inc.       Guarantors       Guarantors      Eliminations     Consolidated
                                            -------------       ----------      -----------      ------------     ------------
As of September 30, 1999
Current assets                                   $ 332,746        $ 472,789       $  11,345          $     -        $ 816,880
Property and equipment, net                         34,813           58,121           2,978                            95,912
Investments in subsidiaries                        785,950           74,296             264        (860,510)
Intercompany                                       404,626        (396,496)         (8,130)
Goodwill, net                                          178          981,016                                           981,194
Other intangible assets, net                         7,156          166,641              74                           173,871
Other assets                                        12,160           24,754             563              298           37,179
                                           ---------------  ---------------  --------------      ------------     ------------
      Total assets                              $1,577,629       $1,381,121       $   7,094      $ (860,808)       $2,105,036
                                                ==========       ==========       =========      ===========       ==========

Current liabilities                              $ 346,986        $ 491,679       $   3,523         $      -        $ 842,188
Long-term debt                                     673,836                                                            673,836
Other liabilities                                  (1,218)              423           1,255                               460
Stockholders' equity                               558,025          889,019           2,316        (860,808)          588,552
                                           ---------------  ---------------  --------------      ------------     -----------
       Total liabilities and
          stockholders'equity                   $1,577,629       $1,381,121       $   7,094      $ (860,808)       $2,105,036
                                                ==========       ==========       =========      ===========       ==========

As of December 31, 1998
Current assets                                   $ 463,818        $ 188,978       $   4,111          $     -        $ 656,907
Property and equipment, net                         27,375           46,817           3,307                            77,499
Investments in subsidiaries                         68,198           74,297             264        (142,759)
Intercompany                                       363,455        (361,202)         (2,253)
Goodwill, net                                          210          281,953                                           282,163
Other intangible assets, net                         8,317           53,333             111                            61,761
Other assets                                         4,466           12,520             145                            17,131
                                               -----------  ---------------  --------------     ------------       ----------
      Total assets                               $ 935,839        $ 296,696       $   5,685      $ (142,759)       $1,095,461
                                                 =========        =========       =========      ===========       ==========

Current liabilities                              $ 394,553        $ 141,433       $   3,310          $     -        $ 539,296
Long-term debt                                     306,000                                                            306,000
Other liabilities                                      779            (251)            (57)                               471
Stockholders' equity                               234,507          155,514           2,432        (142,759)          249,694
                                               -----------   --------------  --------------     -------------     -----------
       Total liabilities and
          stockholders' equity                   $ 935,839        $ 296,696       $   5,685      $ (142,759)       $1,095,461
                                                 =========        =========       =========      ===========       ==========

Three months ended September 30, 1999
Net revenues                                     $ 548,405        $ 522,564       $  12,527          $     -       $1,083,496
Operating expenses                                 517,497          509,031          11,220                -        1,037,748
                                               -----------   --------------  --------------     ------------      -----------
      Operating income (loss)                       30,908           13,533           1,307                -           45,748
Interest income (expense)                         (14,759)              (28)             58                           (14,729)
                                               -----------   --------------  --------------     ------------       ----------
      Income (loss) before tax provision            16,149           13,505           1,365                -           31,019
Income tax provision (benefit)                      12,785             (237)            923                            13,471
                                               -----------   --------------- --------------     ------------       ----------
      Income (loss) before extraordinary             3,364           13,742             442                -           17,548
Extraordinary loss                                     553                -               -                -              553
                                               -----------   --------------- --------------     ------------       ----------
      Net income (loss)                           $  2,811        $  13,742        $    442          $     -        $  16,995
                                                  ========        =========        ========          =======        =========


                                               Express                            Non-
(amounts in thousands)                      Scripts, Inc.   Guarantors         Guarantors     Eliminations     Consolidated
Three months ended September 30, 1998
Net revenues                                     $ 419,627        $ 385,215       $   2,477    $     -           $  807,319
Operating expenses                                 407,396          371,890           2,411                         781,697
                                            --------------   --------------     -----------   ------------     ------------
      Operating income (loss)                       12,231           13,325              66          -               25,622
Interest income (expense)                          (5,478)              332              28                          (5,118)
                                            --------------   --------------     -----------   ------------     ------------
      Income (loss) before tax provision             6,753           13,657              94          -               20,504
Income tax provision (benefit)                       4,675            4,314             212          -                9,201
                                            --------------   --------------     -----------   ------------     ------------
      Income (loss) before extraordinary             2,078            9,343           (118)          -               11,303
Extraordinary loss                                       -                -               -          -                    -
      Net income (loss)                          $   2,078        $   9,343       $   (118)    $     -            $  11,303
                                                 =========        =========       =========    ===========     ============

Nine months ended September 30, 1999
Net revenues                                    $1,555,908       $1,395,718       $  27,706    $     -           $2,979,332
Operating expenses                               1,468,862        1,374,787          25,472          -            2,869,121
                                            --------------  ---------------     -----------    -----------     ------------
      Operating income (loss)                       87,046           20,931           2,234          -              110,211
Interest income (expense)                         (41,682)              183             154                         (41,345)
                                            --------------  ---------------     -----------    -----------     ------------
      Income (loss) before tax provision            45,364           21,114           2,388          -               68,866
Income tax provision (benefit)                      24,351            5,035           1,371          -               30,757
                                           ---------------  ---------------     -----------    -----------     ------------
      Income (loss) before extraordinary            21,013           16,079           1,017          -               38,109
Extraordinary loss                                   7,150                -               -          -                7,150
                                                     -----                -               -          -         ------------
      Net Income (loss)                          $  13,863        $  16,079        $  1,017    $     -            $  30,959
                                                 =========        =========        ========        =======        =========

Nine months ended September 30, 1998
Net revenues                                    $1,181,199        $ 797,614        $  7,274    $     -           $1,986,087
Operating expenses                               1,145,267          770,725           7,497          -            1,923,489
                                           ---------------  ---------------     -----------    ------------     -----------
     Operating income (loss)                        35,932           26,889            (223)         -               62,598
Interest income (expense)                           (8,670)             484              76                          (8,110)
                                           ---------------  ---------------     -----------    ------------     ------------
      Income (loss) before tax provision            27,262           27,373           (147)          -               54,488
Income tax provision (benefit)                      13,707            9,871            160           -               23,738
                                           ---------------  ---------------  -------------   --------------     ------------
      Income (loss) before extraordinary            13,555           17,502           (307)          -               30,750
Extraordinary loss                                       -                -              -           -                -
      Net Income (loss)                          $  13,555         $ 17,502        $  (307)    $     -         $     30,750
                                                 =========         ========        ========     =======           =========


         The following represents the schedule of current maturities (in thousands):

             Year Ended December 31,
-------------------------------------------------------------------
                      1999                                  $    -
                      2000
                      2001                                  42,750
                      2002                                  57,000
                      2003                                  57,000
                   Thereafter                              517,086
                                                 ------------------
                                                          $673,836
                                                 ==================

         To manage its interest rate risk the Company entered into an interest rate swap agreement ("swap") with The First National Bank of Chicago, a subsidiary of Bank One Corporation, on April 3, 1998. At September 30, 1999, the swap had a notional principal amount of $333 million. Under the terms of the swap, the Company agreed to receive a floating rate of interest on the amount of the term loan facility based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional principal amount of the swap amortizes $27 million in October 1999, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. As a result, the Company has, in effect, converted $333 million of its variable rate debt under the Credit Facility to fixed rate debt at 5.88% per annum for the first four years of the Credit Facility, plus the interest rate spread of 2.0%.

         On June 17, 1999, the Company entered into an interest rate swap agreement with Bankers Trust Company. The swap will not become effective until April 2000 and carried no notional principal amount as of September 30, 1999. Under the terms of the agreement, the Company agreed to receive a floating rate of interest on the notional principal amount based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 6.25% per annum. Beginning in April 2000, the notional principal amount will be $15 million and will increase semi-annually up to an approximate $137.25 million in October 2002. For the remainder of the agreement's term, the notional principal amount will amortize until the agreement terminate in April 2005. When the swap becomes effective, the Company will, in effect, convert the notional principal amount of our variable rate debt under our Credit Facility to fixed rate debt at 6.25% per annum, plus the interest rate spread.

Note 6 - Restructuring

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

         During the second quarter of 1998, the Company recorded a pre-tax restructuring charge of $1,651,000 ($1,002,000 after taxes or $0.03 per basic and diluted share) associated with the Company closing the non-PBM service operations of its wholly-owned subsidiary, PhyNet, Inc., and transferring certain functions of its Express Scripts Vision Corporation to another vision care provider. The Company completed the remainder of the restructuring actions during the third quarter of 1999.


                                                      Balance at                                                Balance at
                                                     December 31,                          Utilized            September 30,
(in thousands)                                           1998         Additions       Cash        Noncash          1999
-----------------------------------------------------------------------------------------------------------------------------
Write-down of long-lived assets                                $531        $3,700        $   -       $(531)            $3,700
Employee transition costs for 61 employees                      232                      (232)
Lease termination fees and rent                                   -         5,700      (3,638)            -             2,062
                                                   ================= ============= ============ ============ =================
                                                               $763        $9,400     $(3,870)       $(531)            $5,762
                                                   ================= ============= ============ ============ =================

         Both restructuring charges include tangible assets to be disposed of being written down to their net realizable value, less cost of disposal. Management expects recovery to approximate its cost of disposal. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary from such estimates.

Note 7 - Common Stock

         In June 1999, the Company consummated its offering of 5,175,000 shares of its Class A common stock at a price of $61 per share. The net proceeds of $299,381,000 were used to retire the $150 million senior subordinated bridge credit facility and a portion of the Term B loans under the $1.05 billion credit facility (see Note 5).

Note 8 - Segment Reporting

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

         The following table presents information about the reportable segments for the nine months ended September 30:



(in thousands)                          PBM        Non-PBM       Total
------------------------------------------------------------------------
1999
Net revenues                       $2,932,422     $ 46,910    $2,979,332
Income before income taxes             63,974        4,892        68,866

1998
Net revenues                       $1,943,426     $ 42,661    $1,986,087
Income before income taxes             50,486        4,002        54,488


         As of September 30, 1999 and December 31, 1998, total assets for the PBM segment were $2,078,718 and $1,068,715,000, respectively, and the Non-PBM segment were $26,318,000 and $26,746,000, respectively.

Note 9 - Subsequent Events

         In October 1999, the Company completed its contribution of certain operating assets constituting its e-commerce business ("YourPharmacy") in prescription and non-prescription drugs and health and beauty aids to PlanetRx.com, Inc. ("PlanetRx") in exchange for 19.9% of the common equity of PlanetRx. As a result, the Company will record an after-tax gain of approximately $101 million on the sale of these assets during the fourth quarter of 1999. Additionally, during the fourth quarter of 1999, the Company will record an after-tax stock compensation expense of approximately $12 million related to employees of YourPharmacy. These amounts were determined using the $16 per share initial offering price for PlanetRx's equity.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         In this Item 2, "we," "us," "our" and the "Company" refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission (the "Commission") and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions, including as to Year 2000 issues. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to:

- risks associated with successfully integrating the PlanetRx.com Internet site with our system, and competition in the Internet pharmacy business


- risks associated with the consummation and financing of acquisitions, including our ability to successfully integrate the operations of the acquired businesses with our existing operations(including successfully managing the transition of the United Healthcare membership off of our systems in 2000), client retention issues, and risks inherent in the acquired entities' operations

-    risks associated with obtaining financing and capital

-    risks associated with our ability to manage growth

- competition, including price competition, competition in the bidding and proposal process and our ability to consummate contract negotiations with prospective clients

-    the possible termination of contracts with certain key clients or providers

- the possible termination of contracts with certain key pharmaceutical manufacturers and changes in pricing, discount, rebate or other practices of pharmaceutical manufacturers

-    adverse results in litigation

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

Overview

         On April 1, 1999, we completed our second major acquisition by acquiring Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto Rico) Inc. (collectively "DPS") from SmithKline Beecham Corporation ("SmithKline Beecham") and SmithKline Beecham InterCredit BV for approximately $718 million, which includes a purchase price adjustment for closing working capital and transaction costs. On April 1, 1998, we consummated our first major acquisition by acquiring Value Health, Inc. and Managed
Prescription Network, Inc. (collectively, "ValueRx"), the pharmacy benefit management ("PBM") operations of Columbia/HCA Healthcare Corporation ("Columbia"), for approximately $460 million in cash, which includes transaction costs and executive management severance costs of approximately $6.7 million and $8.3 million, respectively. Consequently, our operating results include those of DPS from April 1, 1999 and ValueRx from April 1, 1998. The net assets acquired from DPS have been preliminarily recorded at their estimated fair value, resulting in $730,309,000 of goodwill that is being amortized over 30 years. The net assets acquired from ValueRx have been recorded at their estimated fair value, resulting in $278,113,000 of goodwill that is being amortized over 30 years. Both acquisitions have been accounted for under the purchase method of accounting.

         As of September 30, 1999, our membership was approximately 37.5 million members, excluding approximately 9.5 million members of health plans of United HealthCare Corp. ("UHC") whose contract expires in May 2000, compared to 36.0 million members as of June 30, 1999 and to 23.0 million members as of October 1, 1998. The increase from June 30, 1999 is primarily due to the addition of Blue Cross and Blue Shield of Massachusetts. The increase from October 1, 1998 is primarily due to our acquisition of DPS. This acquisition enabled us to have one of the largest managed care membership bases of any PBM. Although membership counts are based on our electronic eligibility data file, they involve some estimates, extrapolations and approximations. For example, some plan designs allow for family coverage under one identification number, and we make assumptions about the average number of persons per family in calculating our total membership. Because these assumptions may vary between PBMs, membership counts may not be comparable between our competitors and us. However, we believe our membership count provides a reasonable estimation of the population we serve. The acquisitions also increased the scale of our business, expanded our client base, increased our penetration of PBM markets and expanded our product and service offerings.

         We derive our revenues primarily from the sale of PBM services in the United States and Canada. Our PBM net revenues generally include administrative fees, dispensing fees and ingredient costs of pharmaceuticals dispensed from retail pharmacies included in one of our networks or from one of our mail pharmacies (the "Gross Basis"). We then record the associated costs in cost of revenues. Where we only administer the contracts between our clients and the clients' retail pharmacy networks, or where we are not contractually obligated to pay the pharmacy for the ingredient cost of dispensed drugs, we record as net revenues only the administrative fees we receive from our activities (the "Net Basis"). We also derive PBM net revenues from the sale of informed decision counseling services through our Express Health LineSM division and the sale of medical information management services, which include provider profiling, formulary management support services and outcomes assessments, through our Practice Patterns Science, Inc. subsidiary. Non-PBM net revenues are derived from:

o The sale of pharmaceuticals for and the provision of infusion therapy services through our IVTx, Inc. subsidiary, now operating under the name Express Scripts Infusion Services

o Administrative fees received from drug manufacturers for the dispensing or distribution of pharmaceuticals through our Specialty Distribution Services division.

o Administrative fees received for members using our vision program through our alliance with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation


Results Of Operations

Net Revenues

                               Three Months Ended September 30,            Nine Months Ended September 30,

 (in thousands)              1999       % Increase      1998              1999      % Increase       1998
---------------------------------------------------------------------------------------------------------------
PBM                          $1,066,519      34.8%        $791,412       $2,932,422       50.9%      $1,943,426
Non-PBM                          16,977       6.7%          15,907           46,910       10.0%          42,661
                        ----------------------------------------------------------------------------------------

Net revenues                 $1,083,496      34.2%        $807,319       $2,979,332       50.0%      $1,986,087
                        ========================================================================================

         Total net revenues for the third quarter of 1999 increased $276,177,000, or 34.2%, compared to the third quarter of 1998. The increase is primarily due to the increase in the number of retail pharmacy network claims and mail pharmacy claims processed, and the acquisition of DPS. Although the DPS acquisition approximately doubled the size of our membership base, it did not double the size of our revenues because DPS records all of its revenues on the Net Basis.

         Total net revenues for the nine months ended September 30, 1999 increased $993,245,000, or 50.0%, compared to the first nine months of 1998. The increase is primarily due to the inclusion of ValueRx for the full nine months of 1999 compared to only the second and third quarters of 1998, the increased processing of retail pharmacy network claims and mail pharmacy claims, and the acquisition of DPS.

         The majority of the increase in net revenues for the third quarter of 1999 and the nine months ended 1999 were derived from our PBM services. Network pharmacy claims processed increased 149.0% and 135.1% in the third quarter of 1999 over 1998 and the first nine months of 1999 over 1998, respectively. The significant increase in the third quarter of 1999 network pharmacy claims processed is primarily due to the acquisition of DPS and, to a lesser extent, a larger membership base utilizing our network pharmacy services and increased utilization by existing members. The significant increase in the nine months ended September 30, 1999 network pharmacy claims is due to the factors above and the inclusion of ValueRx for the full nine months of 1999 compared to only the second and third quarters of 1998. The average net revenue per network pharmacy claim decreased 47.8% and 35.9% in the third quarter of 1999 over 1998 and the first nine months of 1999 over 1998, respectively. The decrease is due to the acquisition of DPS, as DPS records revenue on the Net Basis which substantially reduces the average net revenue per network pharmacy claim. Excluding DPS, the average net revenue per network pharmacy claim increased 3.2% and 6.9% in the third quarter of 1999 over 1998 and the first nine months of 1999 over 1998, respectively. The increase for the first nine months of 1999 is primarily due to the inclusion of ValueRx for the full nine months of 1999 compared to only the second and third quarters of 1998. ValueRx recorded revenues on the Gross Basis as substantially all ValueRx clients used retail pharmacy networks established by ValueRx, rather than retail pharmacy networks established by its clients, resulting in our recording dispensing fees and ingredient costs in net revenues and cost of revenues, respectively. Excluding ValueRx and DPS, we historically have recorded revenues under both the Gross Basis and the Net Basis. As a result of the above factors, network pharmacy claims net revenues increased $172,787,000, or 30.0%, and $713,309,000, or 50.7%, in the third quarter of 1999 over 1998 and the first nine months of 1999 over 1998, respectively.

         Mail pharmacy claims processed increased 36.0% and 41.0% in the third quarter of 1999 over 1998 and the first nine months of 1999 over 1998, respectively. The significant increase for the third quarter of 1999 and the first nine months of 1999 is primarily due to the acquisition of the DPD facility and increased utilization by existing members. In addition, the increase for the first nine months of 1999 is partially due to the inclusion of ValueRx for the full nine months of 1999 compared to only the second and third quarters of 1998. The average net revenue per mail pharmacy claim increased 8.2% and 6.4% in the third quarter of 1999 over 1998 and the first nine months of 1999 over 1998, respectively. Due to the above factors, mail pharmacy net revenues increased $98,263,000, or 47.2%, and $260,740,000 or 50.1%, in the
third quarter of 1999 over 1998 and the first nine months of 1999 over 1998, respectively.

         Net revenues from our non-PBM services increased 6.7% and 10.0% in the third quarter of 1999 over 1998 and the first nine months of 1999 over 1998, respectively. The increases were primarily due to a change in product mix sold, which resulted in higher drug ingredient costs. These increases were partially offset by the reduction in net revenues from our managed vision business due to the restructuring of this operation.


Cost and Expenses
                                             Three Months Ended                         Nine Months Ended
                                               September 30,                              September 30,
(in thousands)                            1999     % Increase     1998          1999      % Increase      1998
-------------------------------------------------------------------------------------------------------------------
    PBM                                  $ 945,907       30.2%    $726,609     $2,615,937       46.3%   $1,788,529
        Percentage of PBM net revenues       88.7%                   91.8%          89.2%                    92.0%
    Non-PBM                                 13,080        9.6%      11,935         36,686       14.4%       32,064
        Percentage of non-PBM net            77.0%                   75.0%          78.2%                    75.2%
            revenues
                                       ----------------------------------------------------------------------------
Cost of revenues                           958,987       29.8%     738,544      2,652,623       45.7%    1,820,593
    Percentage of net revenues               88.5%                   91.5%          89.0%                    91.7%

Selling, general and administrative         60,367       63.5%      36,929        164,124       85.0%       88,734
    Percentage of net revenues                5.6%                    4.5%           5.5%                     4.4%

Depreciation and amortization (1)           18,394      195.5%       6,224         42,974      243.5%       12,511
    Percentage of net revenues                1.7%                    0.8%           1.5%                     0.6%

Corporate restructuring                          -                       -          9,400      469.4%        1,651
    Percentage of net revenues                  nm                      nm           0.3%                     0.1%

                                       ============================================================================
Total cost and expenses                 $1,037,748       32.8%    $781,697     $2,869,121       49.2%   $1,923,489
                                       ============================================================================
    Percentage  of  net  revenues             95.8%                   96.8%          96.3%                    96.8%


     (1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $2,060 and $1,486 for the three months ended September 30, 1999 and 1998, respectively, and $6,541 and $5,337 for the nine months ended September 30, 1999 and 1998, respectively.

         Our cost of revenues for PBM services as a percentage of PBM net revenues decreased during the third quarter of 1999 over 1998 and during the first nine months of 1999 over 1998 primarily due to the acquisition of DPS. As previously stated, DPS records revenues under the Net Basis. In future periods, we expect the gross margin percentage will be greater than prior periods until we begin the process of converting DPS clients to our pharmacy networks, at which time we will begin recording revenues on the Gross Basis and anticipate that the gross margin percentage will begin to decline, although profitability is not expected to be adversely affected by these changes. Excluding DPS, the gross margin percentage for the third quarter of 1999 decreased to 7.3% from 8.2% for the third quarter of 1998. The decrease is primarily due to lower drug ingredient margins resulting from our acquisition of DPD and the inclusion of its results in our operations. The gross margin percentage for the first nine months of 1999 decreased to 7.9% from 8.0% for the first nine months of 1998.

         Cost of revenues for non-PBM services increased as a percentage of non-PBM net revenues from the third quarter of 1999 over 1998 and during the first nine months of 1999 over 1998. The increase during the third quarter is primarily due to overhead costs expanding at a faster rate, and to a lesser extent, the change in the product mix sold. The increase during the first nine months of 1999 is due to the continued change in the product mix sold resulting in additional costs of approximately $2,163,000 during the first nine months of 1999. This change was partially offset by our development of new business that generated higher gross margins and the reduction of overhead costs, as a percentage of non-PBM net revenues, due to the change in product mix sold.

         Selling, general and administrative expenses, excluding depreciation and amortization, increased $23,438,000, or 63.5%, for the third quarter of 1999 compared to 1998 and $75,390,000, or 85.0%, for the first nine months of 1999 over 1998. The increases are primarily due to our acquisition of DPS, costs incurred during the integration of DPS and ValueRx, costs incurred in funding our Internet operations, and costs required to expand the operational and administrative support functions to enhance management of the pharmacy benefit. The increase for the first nine months of 1999 over 1998 is also due to the inclusion of ValueRx for the full nine months of 1999 compared to only the second and third quarters of 1998. As a percentage of net revenues, selling, general and administrative expenses, excluding depreciation and amortization, for the third quarter of 1999 and for the first nine months of 1999 increased to 5.6% and 5.5% from 4.5% and 4.4% for the comparable periods in 1998, respectively. The increase in the percentage of net revenues is primarily attributed to DPS's recording revenue on the Net Basis, as discussed in "Overview" and "--Net Revenues."

         As part of our overall plan to achieve operating economies, we are integrating DPS (including DPD) and ValueRx into our historical business. To date, we have substantially met our integration goals. During the third quarter of 1999, the manufacturing programs and processes were combined, the majority of the DPD mail order volume was integrated into our existing mail pharmacies, our Minneapolis facilities were substantially consolidated, we launched a new corporate branding program to market the strengths of the combined organization, and we completed the reorganization of the sales and client services teams to become more responsive to client needs. During the third quarter of 1999 and the first nine months of 1999, we capitalized $3,119,000 and $5,675,000 in new systems development costs and we expensed $2,312,000 and $6,754,000 in incremental integration costs, respectively.

         Depreciation and amortization substantially increased during the third quarter of 1999 over 1998 and the first nine months of 1999 over 1998 due principally to the acquisition of DPS and, to a lesser extent, the inclusion of ValueRx for the entire nine-month period. During the second and third quarters of 1999, we recorded amortization expense for goodwill and other intangible assets of $24,063,000 associated with the acquisition of DPS. The remaining increase during the third quarter of 1999 and the first nine months of 1999 is primarily due to the expansion of our operations and enhancement of our information systems to better manage the pharmacy benefit.

         The corporate restructuring charge for the first nine months of 1999 is due to the consolidation of our Plymouth, Minnesota facility into our Bloomington, Minnesota facility. The consolidation plan includes the relocation of all non-call center employees at our Plymouth facility to our Bloomington facility beginning in August 1999 and ending in February 2000. Included within the restructuring charge are anticipated cash expenditures of approximately $5,700,000 for lease termination fees and rent on unoccupied space and anticipated non-cash charges of approximately $3,700,000 for the write-off of leasehold improvements and furniture and fixtures. The restructuring charge does not include any costs associated with the physical relocation of the employees.


Interest Income (Expense), Net
                                               Three Months Ended                       Nine Months Ended
                                                  September 30,                           September 30,
                                          1999     % Increase/    1998          1999      % Increase/     1998
(in thousands)                                     (Decrease)                             (Decrease)
-------------------------------------------------------------------------------------------------------------------
Interest income                            $ 1,065     (40.6)%     $ 1,794        $ 3,902     (31.3)%      $ 5,683
        Percentage of net revenues
Interest expense (1)                      (15,794)      128.5%     (6,912)       (45,247)      228.0%     (13,793)
       Percentage of net revenues
                                       ----------------------------------------------------------------------------
Interest income (expense), net           $(14,729)      187.8%    $(5,118)      $(41,345)      409.8%     $(8,110)
                                       ============================================================================


       Percentage of net revenues (1.4)% (0.6)% (1.4)% (0.4)% (1) Includes amortization of deferred financing fees of $506,000 and $203,000 for the three months ended September 30,1999 and 1998, respectively, and $1,501,000 and $609,000 for the nine months ended September 30, 1999 and 1998, respectively.

         The significant increase in interest expense is due to our financing of the DPS acquisition with $890 million in borrowings under our $1.05 billion credit facility and a $150 million bridge credit facility, as discussed in "Liquidity and Capital Resources." The increase for the first nine months of 1999 over 1998 is also due to the acquisition of ValueRx occurring in the second quarter of 1998. Interest expense for the first quarter of 1998 was nominal. Interest income decreased during the first nine months of 1999 over 1998 due to our investment of cash balances and short-term investments at higher interest rates in 1998 than those received in 1999. Had our equity offering and Senior Notes offering (see "Liquidity and Capital Resources") been completed as of April 1, 1999, interest expense for the nine months ending September 30, 1999 would have been reduced by approximately $6,200,000.


Provision for Income Taxes
                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                        September 30,
(in thousands)                            1999     % Increase     1998          1999      % Increase      1998
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                 $13,471       46.4%     $ 9,201        $30,757       29.6%      $23,738
        Effective tax rate                   43.4%                   44.9%          44.7%                    43.6%


         Our effective tax rate decreased for the third quarter of 1999 from 1998 primarily due to the increase in income before income taxes to reduce the impact of the non-deductible goodwill and customer contract amortization associated with our ValueRx acquisition. The goodwill and customer contract amortization associated with our DPS acquisition is deductible for income tax purposes due to the filing of a Internal Revenue Code section 338(h)(10) election. Our effective tax rate increased for the first nine months of 1999 over 1998 primarily due to the lower income before income taxes resulting from the one-time corporate restructuring charge for the Minneapolis facility consolidation. Excluding this charge, our effective tax rate would have been 43.9% for the first nine months of 1999. The remaining increase in the effective tax rate for the first nine months of 1999 is primarily due to non-deductible goodwill and customer contracts amortization expense resulting from the ValueRx acquisition which is included in the entire nine month period for 1999 compared to only six months in 1998.


Net Income and Earnings Per Share
                                                 Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                                                                            %Increase/
(in thousands)                               1999     % Increase     1998          1999      (Decrease)      1998
-------------------------------------------------------------------------------------------------------------------
Net income                                 $16,995       50.4%     $11,303        $30,959        0.7%      $30,750
        Percentage of net revenue             1.6%                    1.4%           1.0%                     1.5%

Basic earnings per share                    $ 0.44       29.4%      $ 0.34         $ 0.88      (5.4)%       $ 0.93
Weighted average shares outstanding         38,480                  33,121         35,274                   33,091
Diluted earnings per share                  $ 0.43       26.5%      $ 0.34         $ 0.86      (5.5)%       $ 0.91
Weighted average shares outstanding         39,354                  33,682         36,148                   33,635

         Our net income increased  $5,692,000,  or 50.4%, and $209,000, or 0.7%, for the third quarter of 1999 over 1998 and for the first nine months of 1999 over 1998, respectively. Net income for the nine months of 1999 was reduced due to the following one-time charges:

o A corporate restructuring charge of $9,400,000 ($5,773,000 net of tax), or $0.16 per basic and diluted share for the first nine months of 1999, as discussed in "--Cost and Expenses."

o An extraordinary loss on the early retirement of debt of $7,150,000, net of tax, or $0.20 per basic and diluted share for the first nine months of 1999. The extraordinary loss is associated with refinancing of the debt incurred in connection with our acquisition of ValueRx, the refinancing of the debt incurred in connection with our acquisition of DPS from the proceeds of our equity and debt offerings, and repayment of the debt from our own cash, as discussed in "Liquidity and Capital Resources" below.

         Excluding one-time charges, net income for the third quarter of 1999 would have been $0.46 per basic share and $0.45 per diluted share compared to $0.34 per basic and diluted share for the third quarter of 1998. For the first nine months of 1999 net income excluding one-time charges would have been $1.08 per basic share and $1.06 per diluted share compared to $0.93 per basic share and $0.91 per diluted share for the first nine months of 1998. On a pro forma basis, excluding one-time charges and assuming our equity and debt offerings occurred on April 1, 1999, net income per basic and diluted share for the first nine months of 1999 would have been $1.30 and $1.27, respectively.

Liquidity and Capital Resources

         During the first nine months of 1999, net cash provided by operations decreased $11,155,000 to $88,617,000 from $99,772,000 in 1998 primarily due to the payment of certain accruals from December 31, 1998 associated with our ValueRx acquisition. Our investment in net working capital significantly decreased to $(25,308,000) as of September 30, 1999 from $117,611,000 as of December 31, 1998. This reduction is due to the payment cycles utilized by DPS. Claims and rebate payable increased $297,445,000, or 87.9%, from December 31, 1998, while net receivables increased $223,140,000, or 51.5%, from December 31, 1998. The inclusion of DPS reduced our days sales outstanding ("DSO") to 30 days at September 30, 1999 from 41 days at December 31, 1998 and 40 days at September 30, 1998. Gross revenues must be used to calculate the days sales outstanding due to the impact of the Gross Basis versus the Net Basis of recording, as discussed in "Overview" and "--Net Revenues." The accounts receivable balance includes the cost of the pharmaceutical dispensed, which may not be included in net revenues, as required by generally accepted accounting principles, based on the contractual terms embedded in client and pharmacy contracts. The following table presents our days sales outstanding for the quarters ending:


                                 September 30,       June 30,        March 31,      December 31,    September 30,      June 30,
(in thousands, except DSO)            1999             1999            1999             1998             1998            1998
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                          $1,083,496        $ 996,749       $ 899,087        $ 838,784        $ 807,319       $ 807,406
Client/pharmacy pass through           1,007,512        1,034,572         176,551          169,725          145,207         137,724
                                     -----------     ------------    ------------     ------------      -----------       ---------
Gross revenues                         2,091,008        2,031,321       1,075,638        1,008,509          952,526         945,130
                                     ===========     ============    ============     ============      ===========       =========
Gross receivables                         70,981          576,833         461,336          450,812          417,813         373,492
                                     ===========     ============    ============     ============      ===========       =========
DSO                                           30               26              39               41               40              36
                                     ===========     ============    ============     ============      ===========       =========

         Our allowance for doubtful accounts has decreased $2,971,000, or 16.7% to $14,835,000 at September 30, 1999 from $17,806,000 at December 31, 1998. The decrease is primarily due to the final adjustment, in accordance with generally accepted accounting principles, to the ValueRx opening balance sheet allowance for doubtful accounts and goodwill based on the collection of ValueRx receivables. As a percentage of at risk receivables (which represent receivables for which there is no corresponding payable), the allowance for doubtful accounts was 2.8% at September 30, 1999 compared to 4.3% at December 31, 1998 and 2.9% at December 31, 1997. The percentage reduction from December 31, 1998 to September 30, 1999 is attributable to the aforementioned final adjustment of the ValueRx opening balance sheet.

         During the fourth quarter of 1999, we expect to increase our inventory balances to ensure adequate supply of prescription medications at our mail pharmacies in anticipation of the Year 2000. Management expects to primarily fund our future debt service, inventory purchases, integration costs, Year 2000 costs and other normal operating cash needs primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our $1.05 billion credit facility, discussed below.

         Our capital expenditures in the first nine months of 1999 increased $7,935,000, or 44.1% over the first nine months of 1998 primarily due to our concerted effort to invest in information technology to enhance the services provided to our clients and the acquisition of DPS. We expect to continue investing in technology that will provide efficiencies in operations, manage growth and enhance the services provided to our clients. We expect to fund future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, from working capital borrowings under our $300 million revolving credit facility.

         On April 1, 1999, we executed a $1.05 billion credit facility with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company consisting of $750 million in term loans, including $285 million of Term A loans and $465 million of Term B loans, and a $300 million revolving credit facility. As of July 1999, the Term B loans have been paid off through net proceeds from our equity and senior notes offerings and $74,131,000 of our own cash. As a result, we recorded an extraordinary charge during the third quarter of 1999 and the first nine months of 1999 for the write-off of the deferred financing fees in the amount of $553,000 net of tax and $7,150,000 net of tax, respectively. The Term A loans and the revolving credit facility mature on March 31, 2005. The credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Great Plains Reinsurance, ValueRx of Michigan, Diversified NY IPA and Diversified Pharmaceutical Services (Puerto Rico), and is also secured by 65% of the stock of our foreign subsidiaries.

        The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans and the revolving loan had an interest rate of 7.94% on September 30, 1999. Beginning in March 2001, we are required to make annual principal payments on the Term A loans of $42,750,000 in 2001, $57,000,000 in 2002 and 2003, $62,700,000 in 2004 and
$65,550,000 in 2005. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.5%, payable in quarterly installments, on the unused portion of the revolving credit facility ($160 million at September 30, 1999). At September 30, 1999, we were in compliance with all covenants associated with the $1.05 billion credit facility.

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

         In June 1999, we completed our equity offering to sell 5,175,000 shares of our Class A common stock at an offering price of $61 per share. We also completed our $250 million 9 5/8% Senior Notes due 2009 offering under Rule 144A of the Securities Act of 1933, as amended. The Company filed a registration statement, which was declared effective on August 4, 1999, to exchange the privately placed Senior Notes for registered Senior Notes on substantially the same terms. The net proceeds from the equity and debt offerings of $299,381,000 and $243,503,000, respectively, were used to retire the $150 million senior subordinated bridge credit facility plus accrued interest and repay a portion of the Term B portion of the credit facility plus accrued interest.

         To alleviate interest rate volatility, we entered into an interest rate swap arrangement for an original notional principal amount of $360 million, effective April 3, 1998, with the First National Bank of Chicago, a subsidiary of Bank One Corporation. Under the terms of the swap, we agreed to receive a floating rate of interest on a portion of our term loans based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional amount of the swap amortizes, beginning April 1999, in semi-annual installments of $27 million, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. As of September 30, 1999, the notional principal amount was $333 million. As a result, we have, in effect, converted $333 million of our variable rate debt under the Credit Facility to fixed rate debt at 5.88% per annum for the first four years of the Credit Facility, plus the interest rate spread of 2.0%.

         On June 17, 1999, we entered into another interest rate swap arrangement with Bankers Trust Company, effective April 17, 2000 and terminating on April 17, 2005. As of September 30, 1999, there is no notional principal amount as the swap is not yet effective. Upon effectiveness, the swap will have an initial notional principal amount of $15 million increasing to $137.25 million in October 2002. Beginning in April 2003, the notional principal amount will amortize over the remaining term of the swap. Under the terms of the swap, we agreed to receive a floating rate of interest on notional principal amount based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 6.25% per annum. When the swap becomes effective, we will, in effect, convert the notional principal amount of our variable rate debt under our Credit Facility to fixed rate debt at 6.25% per annum, plus the interest rate spread.

         As of September 30, 1999, we had repurchased a total of 475,000 shares of our Class A Common Stock under the open-market stock repurchase program announced by us on October 25, 1996, although no repurchases occurred during the first nine months of 1999. Our Board of Directors approved the repurchase of up to 1,700,000 shares, and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our $1.05 billion credit facility and the Indenture covering our Senior Notes. During the quarter ended September 30, 1999, we used 10,000 shares previously purchased under the above program to satisfy obligations under our employee stock purchase program.

         We have reviewed and currently intend to continue reviewing potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. However, there can be no assurance we will make other acquisitions or affiliations in 1999 or thereafter.

Other Matters

          On August 31, 1999, Express Scripts, Inc., and YourPharmacy.com, Inc. ("YPC"), a wholly owned subsidiary of Express Scripts, entered into an Asset Contribution and Reorganization Agreement (the "Contribution Agreement") with PlanetRx.com, Inc. ("PlanetRx"), PRX Holdings, Inc. ("Holdings"), and PRX Acquisition Corp. ("Acquisition Sub"). Pursuant to the Contribution Agreement, YPC agreed to contribute certain operating assets constituting its e-commerce business in prescription and non-prescription drugs and health and beauty aids to Holdings in exchange for 19.9% of the post-initial public offering common equity of Holdings (the "IPO"), and PlanetRx was also to assume certain obligations of YPC. Simultaneously with this transaction, Acquisition Sub was to merge into PlanetRx and PlanetRx shareholders would receive stock in Holdings, which would change its name to "PlanetRx.com Inc." As a result of the transactions, YPC would be a 19.9% shareholder in the new PlanetRx (formerly Holdings), which would conduct business as an internet pharmacy.

     On October 13, 1999, the transactions described in the Contribution Agreement were consummated, YPC received 10,369,990 shares, or 19.9%, of the common equity of PlanetRx, and PlanetRx assumed options granted to YPC employees which converted into options to purchase approximately 1.8 million shares of PlanetRx common stock. The consummation of the transaction occurred immediately preceding the closing of PlanetRx's IPO of common stock. Based on the IPO price of $16 per share, YPC received consideration valued at approximately $166 million. We will record a one-time after tax gain of approximately $101 million on the transaction, and a one-time after tax stock compensation expense of approximately $12 million relating to the employee stock options.

         Also on August 31, 1999, Express Scripts entered into an Agreement with PlanetRx pursuant to which Express Scripts has, subject to certain exceptions set forth therein, designated PlanetRx as its exclusive internet pharmacy in the United States for a term of five years, with a right to participate in its pharmacy network for ten years. Under the Agreement, customers who are covered under an Express Scripts pharmacy benefit plan will generally be able to fill prescriptions at PlanetRx's website and will be entitled to receive the benefits of the coverage under the Express Scripts pharmacy benefit plan. The Agreement also provides for various co-operative marketing activities by Express Scripts and PlanetRx. Pursuant to this Agreement, PlanetRx will make certain payments to Express Scripts annually over the term of the Agreement, with a minimum payment obligation of $11,650,000 annually for five years, plus reimbursement of certain expenses, with a potential five year extension (subject to certain conditions), plus an incremental fee based on Express Scripts' members' activity on PlanetRx's website. Express Scripts has committed to exclusively co-brand and co-market PlanetRx as Express Scripts's online pharmacy. Co-branding includes but is not limited to placing PlanetRx's name, logo and other information about PlanetRx on Express Scripts' website and marketing and sales materials. Co-marketing includes Express Scripts promoting PlanetRx as Express Scripts'
online pharmacy in Express Scripts' marketing and sales activities. The Agreement became effective on October 13, 1999. The Agreement contains customary termination, default and indemnification provisions. As part of the relationship, PlanetRx agreed to certain exclusivity provisions that precludes it from directly or indirectly operating as a pharmacy benefit manager.

         In June 1998, Statement of Financial Accounting Standards Statement 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The effective date for FAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, the Financial Accounting Standards Board has deferred the effective date so that it will begin for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be applicable to our first quarter of fiscal year 2001. Our present interest rate swap (see "--Liquidity and Capital Resources") will be considered a cash flow hedge. Accordingly, the change in the fair value of the swap will be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of the hedge will be initially recognized in stockholders' equity and other comprehensive income and subsequently any changes in unrealized gain or loss from the initial measurement date will be recognized in earnings concurrent with the interest expense on our underlying variable rate debt. If we had adopted FAS 133 as of September 30, 1999, we would have recorded the unrealized gain of $2,600,000 as an asset and increase in stockholders' equity and other comprehensive income.

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

         We have various applications and operating systems that are considered critical to our operations. These systems have been successfully tested by us in an integrated environment for Year 2000 readiness. Testing of the applications and operating systems includes the adjudication process, the eligibility process, the billing and remittance process, the communication process and the reporting process, including financial reporting. In addition, beginning in 1995, new internally developed software has been developed to be Year 2000 ready and will be fully tested during the remainder of 1999.

         We are participating in a joint effort with other PBMs, retail pharmacy chains, transaction routing companies and adjudication software vendors to test Year 2000 readiness in the industry. The joint effort is called the "Y2K Provider & Vendor Testing Coalition" and is being facilitated by The National Health Information Network. The coalition has the support of major U.S. retail pharmacies, including American Stores, CVS, Eckerd, Rite-Aid, Wal-Mart and Walgreens. The inclusion of transaction routing vendors and software companies could permit up to 95% of our pharmacy network to be tested (although there can be no assurance that all parties who are invited to participate will actually participate). The program allocates the retail pharmacy chains and software vendors among the various PBMs who will be required to test the vendors' and pharmacy chains' Year 2000 compliance. We successfully completed the testing during the third quarter of 1999.

         We have identified and communicated with critical suppliers to confirm their Year 2000 readiness. Approximately 85% of critical vendors have responded their intention to be ready by the end of the third quarter. We have also contacted several hundred clients and several thousand pharmacies whose computer systems appear to us not to be Year 2000 ready in an effort to increase awareness of the problem and minimize or eliminate any disruption in data transfer activity between any of these parties and us. We have developed date windowing logic, which forces an entry into the century field of a computer application if one is not provided by the user, which we believe will address many issues concerning retail pharmacies and clients with non-ready systems. Due to our contracts typically extending over several years and our receipt of member eligibility information from clients that reflect dates beyond the Year 2000, we have been receiving information that would identify certain Year 2000 issues for several years. Any problems we have encountered to date have been rectified by the client or, if necessary, by us using our windowing logic. There can be no assurance, however, that all of these problems that may be encountered in the future can be rectified with the windowing logic.

         In addressing the Year 2000 issue, we have and will continue to incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements. As of September 30, 1999 we have incurred approximately $4,400,000, excluding costs incurred by DPS prior to our acquisition, which were funded by SmithKline Beecham, addressing the Year 2000 issue. We anticipate spending an additional $250,000 to $375,000 during the remainder of 1999 addressing the Year 2000 issue. All expenditures are being expensed as incurred. To date, these costs have not had a material adverse effect on our results of operations or financial condition, and are not expected to have a material adverse effect on our future results of operations or financial condition.

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

         We believe that, with appropriate modifications to existing computer systems, updates by vendors and trading partners and conversion to new software in the ordinary course of our business, the Year 2000 issue is not likely to pose significant operational problems for us. However, if the above-described conversions are not completed in a proper and timely manner by all affected parties, or if our logic for communicating with non-ready systems is ineffective, the Year 2000 issue could result in material adverse operational and financial consequences to us. There can be no assurance that our efforts or those of our vendors and trading partners, who are beyond our control, will be successful in addressing the Year 2000 issue.

         We have formalized our contingency plans to address potential Year 2000-related disruptions and risks, including risks of vendor/trading partner non-readiness, as well as non-readiness of any of our critical operations. All departments have submitted contingency plans for formal review and approval by our internal audit department. The contingency plan addresses the processes to be performed should our electronic systems fail, staffing requirements, client and pharmacy communications. However, our contingency plans will modified as we continue testing and receive updates from vendor/trading partners. In addition, there can be no assurance that our contingency plans will successfully address all potential circumstances or consequences.

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

Market Risk

         To alleviate interest rate volatility, we entered into an interest rate swap arrangement for an original notional principal amount of $360 million effective April 3, 1998, with First National Bank of Chicago, a subsidiary of Bank One Corporation. Under the swap arrangement, we agreed to receive a floating rate of interest on an amount equal to a portion of the outstanding principal balance of our term loans based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum on such amount. The weighted average variable rate received by us for the period January 1, 1999 to September 30, 1999, was 5.13%. The notional amount of the swap amortizes, beginning in April 1999, in semi-annual installments of $27 million, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. As of September 30, 1999, the notional amount of the swap was $333 million. The swap expires on April 3, 2003. At September 30, 1999, the fair value of the swap was $1,238,000.

         On June 17, 1999, we entered into another interest rate swap arrangement with Bankers Trust Company, effective April 17, 2000 and terminating on April 17, 2005. As of September 30, 1999, there is no notional principal amount as the swap is not yet effective. Upon effectiveness, the swap will have an initial notional principal amount of $15 million increasing to $137.25 million in October 2002. Beginning in April 2003, the notional principal amount will amortize over the remaining term of the swap. Under the terms of the swap, we agreed to receive a floating rate of interest on notional principal amount based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 6.25% per annum. At September 30, 1999, the fair value of the swap was $1,362,000.

         Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash-flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash-flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at September 30, 1998, would have caused the fair value of the swaps to decrease by $3,171,000, resulting in a fair value of $(1,933,000).

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

         As discussed in detail in the Second Quarter 10-Q, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on June 10, 1999, and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999, VHI and one of its subsidiaries are party to two securities litigation matters, Bash, et al. v. Value Health, Inc., et al., No. 3:97cv2711 (JCH) (D.Conn.), and Freedman, et al.
v. Value Health, Inc., et al., No. 3:95 CV 2038 (JCH) (D.Conn). The two lawsuits, filed in 1995, allege that VHI and certain other defendants made false or misleading statements to the public in connection with VHI's acquisition of Diagnostek, Inc. in 1995, and in connection with one of VHI's contracts. The
Bash lawsuit also alleges false or misleading statements by Diagnostek and certain of its former officers and directors concerning its financial condition prior to the merger with VHI. On April 24, 1998, the two lawsuits were consolidated.

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

         The Company is a named defendant in Allcare Health Management System, Inc. v. Cerner Corporation, et al., No. 499-CV-0464-Y (N.D. TX). Plaintiff Allcare Health Management System, Inc., commenced this action on or about June 11, 1999, alleging, inter alia, that the named defendants, including the Company and its wholly-owned subsidiary, Diversified Pharmaceutical Services, Inc., were infringing upon U.S. Patent No. 5,301,105 entitled "All Care Health Management System" which is generally directed to an integrated and comprehensive health management system. As the case was just recently commenced, and involves at least thirteen parties, no discovery schedule has yet been ordered by the Court and only minimal discovery has been conducted by one third-party and the plaintiff to date. The Company intends to vigorously contest the plaintiff's allegations of infringement as well as the alleged validity and enforceability of the patent in suit.

Item 4.       Submission of Matters to a Vote of Security Holders

         On September 17, 1999, the Company initiated a consent solicitation seeking approval of an amendment to the Indenture governing its $250 million 9 5/8% Senior Notes due 2009 (the "Notes"), in connection with its contribution of certain assets of its wholly-owned subsidiary, YourPharmacy.com, Inc. ("YPC"), to PlanetRx.com, Inc. ("PlanetRx") (see Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters). Specifically, the proposed amendment to the Indenture would modifiy (i) the definition of Asset Disposition contained therein to permit the Company to transfer the specified assets of YPC without restriction under the Asset Sale Covenant contained therein , and (ii) the definition of Permitted Investments contained therein to make the PlanetRx stock which the Company received a Permitted Investment. The consent solicitation expired on September 30, 1999, and the proposed amendment was approved by the affirmative vote of holders of 97.168%, or $242,920,000, of the aggregate principal amount of the Notes outstanding. A copy of the Supplemental Indenture containing the amendments is filed as Exhibit 4.4 hereto.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits. See Index to Exhibits on page 28.

(b)  Reports on Form 8-K.

     (1)  On July 1, 1999,  the Company filed a Current Report on Form 8-K under item 5 regarding a press release issued on behalf of the Company concerning the completion of its Class A Common Stock offering.

     (2) On July 1, 1999, the Company filed a Current Report on Form 8-K under item 5 regarding a press release issued on behalf of the Company concerning the completion of its Senior Notes offering.

     (3) On July 1, 1999, the Company filed a Current Report on Form 8-K under item 5 regarding the transfer of ownership of Diversified Prescription Delivery, L.L.C. from SmithKline Beecham Corporation to the Company.

     (4) On August 3, 1999, the Company filed a Current Report on Form 8-K under item 5 regarding a press release issued on behalf of the Company concerning its second quarter 1999 financial performance.

     (5)  On September 2, 1999,  the Company filed a Current Report on Form
               8-K  under  item  5   regarding   its  asset   contribution   and
               reorganization agreement with PlanetRx.com, Inc.



                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EXPRESS SCRIPTS, INC.
                                                (Registrant)



Date:    November 12, 1999                  By: /s/ Barrett A. Toan
                                               Barrett A. Toan, President and
                                               Chief Executive Officer



Date:   November 12, 1999                   By: /s/ George Paz
                                               George Paz, Senior Vice
                                               President and Chief
                                               Financial Officer


                                INDEX TO EXHIBITS
            (Express Scripts, Inc. - Commission File Number 0-20199)
Exhibit
Number          Exhibit

          2.1**Stock  Purchase   Agreement  by  and  among  SmithKline   Beecham
               Corporation, SmithKline Beecham InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed February 18, 1999.

          2.2 Asset Contribution and Reorganization Agreement among Express Scripts, Inc., yourPharmacy.com, Inc., PlanetRx.com, Inc., PRX Holdings, Inc., and PRX Acquisition Corp. dated as of August 31, 1999, and related Exhibits and Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K dated August 31, 1999 (filed September 2, 1999).

          3.1  Certificate  of  Incorporation   of  the  Company,   as  amended,
               incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

          3.2 Second Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

          4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974).

          4.2 Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and the Guarantors named therein, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-4 filed August 4, 1999 (No. 333-83133) (the "S-4 Registration Statement").

          4.3 Registration Rights Agreement, dated as of June 11, 1999, among the Company, Credit Suisse First Boston Corporation and Deutsche Bank Securities Inc., incorporated by reference to Exhibit No.
               4.2 to the Company's S-4 Registration Statement.

          4.4* Supplemental  Indenture,  dated as of October 6, 1999,  among the
               Company, Bankers Trust Company, as trustee, and the Guarantors named therein.

          10.1*Amendment  No. 1 to  Credit  Agreement  dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent

          10.2*Amendment  No. 2 to  Credit  Agreement  dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent

          10.3*Amendment No. 3 and Waiver to Credit  Agreement dated as of April
               1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent

          10.4*** Agreement dated August 31, 1999 by and among Express  Scripts,
               Inc. and PlanetRx.com, Inc., including form of Provider Agreement, incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K dated October 14, 1999 (filed on October 27, 1999).

          10.5*Swap Transaction  Confirmation  Agreement between the Company and
               Bankers Trust Company dated June 17, 1999.

          27.1*Financial Data Schedule (provided for the information of the U.S.Securities and Exchange Commission only).


*       Filed herein.
** The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
***     Confidential treatment requested for certain portions of this Exhibit.