Form 10-K
period 1999-12-31
EXPRESS SCRIPTS INC
filed 2000-03-29
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
          DECEMBER 31, 1999, OR

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

     The aggregate market value of Registrant's voting stock held by non-affiliates as of February 29, 2000, was $1,075,723,976 based on 23,354,841 such shares held on such date by non-affiliates and the last sale price for the Class A Common Stock on such date of $46.06 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant and NYLIFE HealthCare Management, Inc. are affiliates of the Registrant.

Common stock outstanding as of February 29, 2000:   23,416,226  Shares Class A
                                                    15,020,000  Shares Class B

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1999.

         Information that we have included or incorporated by reference in this Annual Report on Form 10-K, and information that may be contained in our other filings with the Securities and Exchange Commission (the "SEC") and our press releases or other public statements, contain or may contain forward-looking statements. Please refer to a discussion of our forward looking statements and associated risks in "Item 1 --Forward Looking Statements and Associated Risks" in this Annual Report on Form 10-K.


                                     PART I
                                   THE COMPANY

Item 1 - Business

Industry Overview

     Prescription drug costs are the fastest growing component of health care costs in the United States. The U.S. Health Care Financing Administration ("HCFA") estimates that prescription drugs accounted for approximately 7.9% of U.S. health care expenditures in 1998, and are expected to increase to 11.2% by 2008. U.S. prescription drug sales for 1998 were approximately $90.6 billion, and HCFA projects continued sales increases at an average annual growth rate of approximately 10.6% through 2008, compared to an average annual growth rate of approximately 6.5% for total health care costs during this period. Factors underlying this trend include:

     o    increases   in  research   and   development   expenditures   by  drug
          manufacturers,  resulting in many new drug  introductions

     o a shorter U.S. Food and Drug Administration approval cycle for new pharmaceuticals

     o    high  prices  for new  "blockbuster"  drugs

     o    an aging population

     o increased demand for prescription drugs due to increased disease awareness by patients, effective direct-to-consumer advertising by drug manufacturers and a growing reliance on medication in lieu of lifestyle changes

     This trend creates a significant challenge to HMOs, health employers and unions that want to provide a drug benefit as part of the health plans they offer to members of their respective organizations. These health benefit providers, or "payors", engage the services of pharmacy benefit management ("PBM") companies to help them provide a cost-effective drug benefit as part of their health plan and to better understand the impact of prescription drug utilization on their overall health care expenditures.

     In general, PBMs coordinate the distribution of outpatient pharmaceuticals through a combination of benefit-management services, including retail drug card programs, mail pharmacy services and formulary management programs. PBMs emerged during the late 1980s by combining traditional pharmacy claims processing and mail pharmacy services to create an integrated product offering that could help manage the prescription drug benefit for payors. During the early 1990s, numerous PBMs were created, with some providers offering a comprehensive, integrated package of services. Currently, there are an estimated 100 PBMs serving a population of approximately 190 million members and processing approximately 2 billion prescriptions annually. The PBM industry processed approximately $83 billion worth of prescriptions in 1999. The four largest PBMs account for approximately 80% of prescription volume or member lives.

     The services offered by the more sophisticated PBMs have broadened to include disease management programs, compliance programs, outcomes research, drug therapy management programs and sophisticated data analysis. Because these advanced capabilities require resources that may not be available to all PBMs, consolidation in the industry has occurred in recent years as PBMs seek to increase scale and capability by merging with or purchasing other PBMs.

Company Overview

     We are the third largest PBM in North America and the largest full-service PBM independent of pharmaceutical manufacturer or drug store ownership in North America. We believe independence from pharmaceutical manufacturer ownership allows us to make unbiased formulary recommendations to our clients, balancing both clinical efficacy and cost. We also believe our independence from drug store ownership allows us to construct a variety of convenient and cost-effective retail pharmacy networks for our clients, without favoring any particular pharmacy chain.

     We provide a combination of benefit management services, including retail drug card programs, mail pharmacy services, drug formulary management programs and other clinical management programs for approximately 9,300 clients that include HMOs, health insurers, third-party administrators, employers and union-sponsored benefit plans. As of January 1, 2000, some of our largest clients include United HealthCare Corporation ("UHC"), Aetna U.S. Healthcare, Oxford Health Plans, Blue Cross Blue Shield of Massachusetts, Blue Shield of California and the State of New York Empire Plan Prescription Drug Program.

     As of January 1, 2000, our PBM services were provided to approximately 38.5 million members, excluding approximately 9.5 million members associated with UHC health plans who will be transitioning to another provider beginning June 1, 2000, in the United States and Canada who were enrolled in health plans sponsored by our clients. Although membership counts are based on eligibility data, they necessarily involve some estimates, extrapolations and approximations. For example, some plan designs allow for family coverage under one identification number, and we make assumptions about the average number of persons per family in calculating our total membership. Because these assumptions may vary between PBMs, membership counts may not be comparable between our competitors and us. However, we believe our membership count provides a reasonable estimation of the population we serve, and can be used as one measure of our growth.

     Our PBM offerings include:

     o network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management programs, disease management and medical and drug data analysis services, and compliance and therapy management programs for our clients

     o    market research  programs for  pharmaceutical  manufacturers

     o medical information management services, which include outcome assessments, the development of data warehouses combining medical claims and prescription drug claims, and sophisticated decision support tools to evaluate disease specific interventions on cost and quality, through our wholly-owned subsidiary Practice Patterns Science, Inc. ("PPS")

     o informed decision counseling services through our Express Health LineSM division

     Our non-PBM offerings include:

     o infusion therapy services through our wholly owned subsidiary, Express Scripts Infusion Services

     o    distribution  of   pharmaceuticals   requiring   special  handling  or
          packaging through our Express Scripts Specialty Distribution Services subsidiary

     Our revenues are primarily generated from the delivery of prescription drugs through our contractual network of retail pharmacies, mail pharmacy services and infusion therapy services. In 1999, 1998 and 1997, revenues from the delivery of prescription drugs to our members represented 93.4%, 98.2% and 97.3%, respectively, of our total revenues. Revenues from services, such as the administration of contracts between our clients and the clients' retail pharmacy networks (the "Net Basis"), market research programs, the sale of medical information management services, the sale of informed decision counseling services and our Specialty Distribution Services comprised the remainder of our revenues.

     Our PBM services are delivered primarily through networks of retail pharmacies that are under non-exclusive contract with us, through five mail pharmacy service centers, which we own and operate, and through PlanetRx.com, Inc. ("PlanetRx"). Our largest retail pharmacy network includes more than 53,000 retail pharmacies, representing more than 99% of all retail pharmacies in the United States. In 1999, we processed approximately 211.8 million network pharmacy claims and 10.6 million mail pharmacy prescriptions, with an estimated total drug spending of $8.7 billion, excluding UHC network pharmacy claims of
62.1 million having an estimating total drug spending of $2.4 billion.

     During the fourth quarter of 1999, we transferred substantially all of the assets of YourPharmacy.com, Inc., our wholly-owned Internet pharmacy subsidiary, to PlanetRx in exchange for approximately 19.9% of PlanetRx's outstanding common stock. In conjunction with the transfer, we entered into a pharmacy agreement pursuant to which PlanetRx will be our exclusive Internet pharmacy in the United States for a term of 5 years, with the right to participate in our network for 10 years.

     We were incorporated in Missouri in September 1986, and were reincorporated in Delaware in March 1992. We have two classes of common stock, Class A Common Stock and Class B Common Stock. Each share of the Class B Common Stock is entitled to ten votes, and each share of the Class A Common Stock is entitled to one vote. All of the issued and outstanding shares of the Class B Common Stock are owned by NYLIFE HealthCare. Our principal executive offices are located at 13900 Riverport Drive, Maryland Heights, Missouri 63043. Our telephone number is
(314) 770-1666.

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

     o    drug  utilization  review

     o the development of advanced formulary compliance and therapeutic intervention programs

     o    therapy  management  services  such as  prior  authorization,  therapy
          guidelines,   step  therapy   protocols   and   formulary   management
          interventions

     o    sophisticated management information reporting and analytic services

     o outcomes assessments, the development of data warehouses combining medical claims and prescription drug claims, and sophisticated decision support tools to evaluate disease specific interventions on cost and quality

     o    informed   decision   counseling

     o    drug information through our DrugDigest.org website

     During 1999, 98.5% of our revenues were derived from PBM services, compared to 97.9% and 96.8% during 1998 and 1997, respectively. The number of retail pharmacy network claims processed and mail pharmacy claims processed, including UHC, has increased to 273.9 million and 10.6 million claims, respectively, in 1999, from 42.9 million and 2.1 million claims, respectively, in 1995. During 1998 and 1997, we processed 113.2 million and 73.2 million retail pharmacy network claims, respectively, and 7.4 million and 3.9 million mail pharmacy claims, respectively.

     Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans managed by us. In the United States, these pharmacies typically discount the price at which they will provide drugs to members in return for designation as a network pharmacy. We manage three nationwide networks in the United States and one nationwide network in Canada that are responsive to client preferences related to cost containment and convenience of access for members. We also manage over 300 networks of pharmacies that we have designed to meet the specific needs of some of our larger clients or that are under direct contract with our managed care clients.

     All retail pharmacies in our pharmacy networks communicate with us on-line and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified claim data in an industry-standard format through our systems, which process the claim and respond to the pharmacy, typically within one or two seconds. The electronic processing of the claim involves:

     o confirming the member's eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage, such as the amount of copayments or deductibles the member must pay

     o performing a concurrent drug utilization review ("DUR") analysis and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage

     o    updating the member's prescription drug claim record

     o if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed

     Mail Pharmacy. We integrate our retail pharmacy services with our mail pharmacy services. We operate five mail pharmacies, located in Maryland Heights, Missouri; Tempe, Arizona; Albuquerque, New Mexico; Bensalem, Pennsylvania; and Troy, New York. These pharmacies provide members with convenient access to maintenance medications and enable our clients and us to control drug costs through operating efficiencies and economies of scale. In addition, through our mail service pharmacies, we are directly involved with the prescriber and member, and are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks. This further reduces our clients' costs.

     Internet Pharmacy. In October 1999, we entered into an agreement with PlanetRx whereby PlanetRx became our exclusive Internet pharmacy in the United States for a term of five years, with a right to participate in our pharmacy network for ten years.

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

     o incentives or requirements to use only network pharmacies or to order certain drugs only by mail

     o reimbursement limitations on the number of days' supply of a drug that can be obtained

     The selected benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and enables our clients and us to monitor the financial performance of the plan.

     Formulary Development, Compliance and Therapy Management. Formularies are lists of drugs for which coverage is provided under the applicable plan. They are widely used in managed health care plans and, increasingly, by other health plan managers. We have over 10 years of formulary development expertise and an extensive clinical pharmacy department.

     The foremost consideration in the formulary development process is the clinical appropriateness of the drug, not the cost of the drug. In developing formularies, we first make a rigorous therapeutic assessment of the drug's clinical effectiveness. After the clinical recommendation is made, it is evaluated on an economic basis. No drug is added to the formulary until our National Pharmacy & Therapeutics Committee, a panel of 17 independent physicians and 4 of our pharmacists, approves it. This panel does not consider any information regarding the discount/rebate arrangement that might be negotiated with the manufacturer.

     Once a client selects and adopts a formulary, we administer the formulary through a variety of mechanisms. We administer a number of different formularies for our clients that often identify preferred drugs whose use is encouraged or required through various benefit design features. Historically, many clients have selected a plan design that includes an open formulary in which all drugs are covered by the plan and preferred drugs, if any, are merely recommended. More advanced options consist of restricted formularies, in which various financial or other incentives exist for the selection of preferred drugs over their non-preferred counterparts, or closed formularies, in which benefits are available only for drugs listed on the formulary. Formulary preferences can be encouraged:

     o by restricting the formulary through plan design features, such as tiered copayments, which require the member to pay a higher amount for a non-preferred drug

     o through prescriber education programs, in which we or the managed care client actively seek to educate the prescribers about the formulary preferences

     o through our drug choice management program, which actively promotes therapeutic and generic interchanges to reduce drug costs

     We also provide formulary compliance services to our clients. For example, if the doctor has not prescribed the preferred drug on a client formulary, we notify the pharmacist through our claims processing system. The pharmacist or we can then contact the doctor to attempt to obtain the doctor's consent to switch the prescription to the preferred product. The doctor has the final decision making authority in prescribing the medication. The doctor will consider the substitution in light of the patient's medical history, and writes a new prescription or denies the substitution.

     We also offer innovative proprietary drug utilization review and clinical intervention programs, to assist clients in managing compliance with the prescribed drug therapy and inappropriate prescribing practices.

     Although we derive substantial revenue from pharmaceutical manufacturers, we recognize our primary responsibility is to the plan sponsors, and we believe our contracts with the pharmaceutical manufacturers provide us the flexibility to utilize the most efficacious products. We contract with pharmaceutical manufacturers only after our National Pharmacy and Therapeutics Committee has performed its evaluation.

     Information Reporting and Analysis and Disease Management Programs. Through the development of increasingly sophisticated management information and reporting systems, we believe we manage prescription drug benefits more effectively. We have developed various services to offer our clients. One service enables a client to analyze prescription drug data to identify cost trends and budget for expected drug costs, to assess the financial impact of plan design changes and to identify costly utilization patterns through an on-line prescription drug decision support tool called InformRxTM. This service permits our clients' medically sophisticated personnel, such as a clinical pharmacist employed by an HMO, to analyze prescription drug data on-line.

     In addition, our PPS subsidiary builds sophisticated data warehouses combining medical claims, prescription drug claims, and clinical laboratory data to provide decision support to the health care industry. Proprietary PPS applications enable users to quickly evaluate shifts in medical conditions afflicting membership and the effectiveness of interventions from a cost and quality of care perspective. PPS users can evaluate the impact of new prescription drugs on the cost and results of treating specific medical conditions. Working with leading health care organizations, PPS continues to push the sophistication of data warehouse and the applications to provide insight into the subtleties of health care delivery.

     We offer additional disease management and education programs to assist health benefit plans and our members in managing the total health care costs associated with certain diseases, such as asthma, diabetes and cardiovascular disease. These programs are based upon the premise that patient and provider behavior can positively influence medical outcomes and reduce overall medical costs. Patient identification can be accomplished through claims data analysis or self-enrollment. Risk stratification surveys are conducted to establish a plan of care for individual program participants. Patient education is primarily effected through a series of telephone and written communications with nurses and pharmacists, and both providers and patients receive progress reports on a regular basis. Outcome surveys are conducted and results are compiled to analyze the clinical, personal and economic impact of the program.

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

     Informed Decision Counseling. We offer health care decision counseling services through our Express Health LineSM division. This service allows a member to call a toll-free telephone number and discuss a health care matter with a care counselor who utilizes on-line decision support protocols and other guidelines to provide information to assist the member in making an informed decision in seeking appropriate treatment. Records of each call are maintained on-line for future reference. The service is available 24 hours a day. Some multilingual capabilities and service for the hearing impaired are also available. The counselors provide follow-up service to members to determine if their situation was resolved or if the counselor may provide additional assistance. Member satisfaction and outcomes assessments are tracked through a combination of member surveys, a quality assurance plan and system reports.

     Consumer Health and Medical Information. In July 1999, we launched an Internet site, DrugDigest.org, to provide a comprehensive source of non-commercial, fact-based health and medical information. DrugDigest.org enables a consumer to stay informed about the wide variety of medicines on the market today, understand their treatment options and take an active role in their healthcare. These services are offered through reference material on drugs, vitamins, medical research and disease management, discussion groups, "Ask the pharmacist" feature, and an e-Letter program enabling consumers to register and receive news and research on medical conditions most important to them.

Non-PBM

     In addition to PBM services, we also provide non-PBM services including outpatient infusion therapy, and specialty distribution to our clients. During 1999, 1.5% of our revenues were derived from non-PBM services, compared to 2.1% and 3.2% during 1998 and 1997, respectively. This decline is partially due to the acquisitions of ValueRx and DPS, which significantly increased our PBM service revenues.

     Express Scripts Infusion Services. We provide infusion therapy services which involve the administration of prescription drugs and other products to a patient by catheter, feeding tube or intravenously, through our wholly owned subsidiary, IVTx, Inc., operating under the name Express Scripts Infusion Services. Infusion Services' clients, which include managed care organizations, third-party administrators, insurance companies, case management companies, unions and self-insured employers, benefit from outpatient infusion therapy services because the length of hospital stays can be reduced. Rather than receiving infusion therapy in a hospital, Infusion Services provides infusion therapy services to patients at home, in a physician's office or in a free-standing center operated by a managed care organization or other entity. Infusion Services provides antimicrobial, cardiovascular, hematologic, nutritional, analgesic, chemotherapeutic, hydration, endocrine, respiratory and AIDS management treatments to patients. Infusion Services generally prepares the treatments in one of its infusion therapy pharmacies, which are licensed independently of our mail pharmacies. The treatments are either administered under the supervision of Infusion Services' staff of registered nurses or licensed vocational nurses who are employed at one of the Infusion Services sites or, in areas where Infusion Services does not have a facility, through contracted registered nurses employed or otherwise retained by nursing agencies. Infusion Services may also contract for pharmacy services for patients who live in outlying areas.

     We have facilities supporting our infusion services operations in Houston, Texas; Dallas, Texas; Columbia, Maryland; Maryland Heights, Missouri; Columbia, Missouri; Springfield, New Jersey; and West Chester, Pennsylvania. Infusion Services' information system maintains patient profiles and documents doses and supplies dispensed, and its drug utilization review component accesses our prescription records for members receiving both infusion and oral drug therapies to screen for drug interactions, incompatibilities and allergies.

     Express  Scripts  Specialty  Distribution  Services.  We provide  specialty
distribution  services  by  assisting  pharmaceutical   manufacturers  with  the
distribution of, and creation of a database of information for, products requiring special handling/packaging or products targeted to a specific physician or patient population or to indigent patients. These services are provided in our Tempe, Arizona facility and a new facility located next to our Corporate Headquarters in Maryland Heights, Missouri.

Suppliers

     We maintain an extensive inventory in our mail pharmacies of brand name and generic pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from manufacturers or through wholesalers. During 1999, approximately 78.7% of our pharmaceutical purchases were through one wholesaler, most of which were brand name pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available.

Clients

     We are a major provider of PBM services to the managed care industry, including several large HMOs, and the employer industry, both directly and through third-party administrators. Excluding UHC, some of our largest managed care clients are Aetna U.S. Healthcare, Inc. ("Aetna"), Oxford Health Plans, Blue Cross Blue Shield of Massachusetts and Blue Shield of California. Some of our largest employer groups include the State of New York Empire Plan Prescription Drug Program (through a subcontracting relationship with CIGNA HealthCare), and the State of Ohio Bureau of Workers' Compensation Fund. We also market our PBM services through preferred provider organizations, group purchasing organizations, health insurers, third-party administrators of health plans and union-sponsored benefit plans.

     With the completion of the DPS acquisition, UHC became our largest client, with approximately 9.5 million members. Our contract with UHC will expire on May 31, 2000, and UHC has indicated it will be moving to another provider at that time. We negotiated a transition arrangement with UHC, whereby their members will be transitioned to their new provider beginning in June 2000 and continuing throughout the remainder of 2000. In our financial analysis of the DPS acquisition, we assumed UHC would not renew its contract. However, if we are unable to reduce our costs on a basis commensurate with our expectations and manage the transition of this large client to another provider both efficiently and effectively, the termination of this contract may materially adversely affect our business and results of operations.

Acquisitions and Strategic Alliances

     On October 13, 1999, YourPharmacy.com, Inc. ("YPC"), our wholly-owned subsidiary, completed its contribution of certain operating assets constituting its e-commerce business in prescription and non-prescription drugs and health and beauty aids to PlanetRx in exchange for 19.9%, or 10,369,990 shares, of the common equity of PlanetRx (the "Shares"). In addition, PlanetRx assumed certain obligations of YPC. Simultaneously, PRX Acquisition Corp. ("Acquisition Sub") merged into PlanetRx and shareholders of PlanetRx received stock in PRX Holdings, Inc. ("Holdings"), which changed its name to "PlanetRx.com Inc." Additionally, PlanetRx assumed options granted to YPC employees which converted into options to purchase approximately 1.8 million shares of PlanetRx common stock. The consummation of the transaction occurred immediately preceding the closing of PlanetRx's initial public offering ("IPO") of common stock. Based on the IPO price of $16 per share, YPC received consideration valued at approximately $166 million. The terms of the transaction were determined pursuant to arms-length negotiations.

     Pursuant to the Contribution Agreement, PlanetRx appointed our designee, Barrett A. Toan, our President and Chief Executive Officer, to its board of directors on October 19, 1999. It also agreed to include our designee in the group of nominees that it recommends for election at each meeting of its stockholders to elect directors as long as our percentage beneficial ownership is not less than 5%.

     In connection with the IPO, YPC agreed not to dispose of or hedge any of its common stock or securities convertible into or exchangeable for shares of common stock for 180 days after October 7, 1999, except with the prior written consent of the lead underwriters for the PlanetRx IPO. The lead underwriter, however, may in its sole discretion, at any time without notice, release all or any portion of the shares subject to lock-up agreements.

     On August 31, 1999, we entered into an agreement with PlanetRx pursuant to which we designated PlanetRx as our exclusive Internet pharmacy in the United States for a term of five years, with a right to participate in our pharmacy network for ten years. The agreement also provides for various co-operative marketing activities between PlanetRx and us. Pursuant to this agreement, PlanetRx will make certain payments to us annually over the term of the agreement, with a minimum payment obligation of $11,650,000 annually for five years, plus reimbursement of certain expenses in the amount of $3,000,000, with a potential five year extension (subject to certain conditions), plus an incremental fee based on our members' activity on PlanetRx's website. We have committed to exclusively co-brand and co-market PlanetRx as our online pharmacy. Co-branding includes, but is not limited to, placing PlanetRx's name, logo and other information about PlanetRx on our website and marketing and sales materials. Co-marketing includes our promoting PlanetRx as our online pharmacy in our marketing and sales activities. The agreement became effective on October 13, 1999. As part of the relationship, PlanetRx agreed to certain exclusivity provisions that preclude it from directly or indirectly operating as a pharmacy benefit manager.

     On April 1, 1999, we acquired DPS from SmithKline Beecham Corporation and one of its affiliates for $715 million in cash, which reflects a purchase price adjustment for closing working capital and transaction costs. We financed the acquisition and refinanced all of our existing indebtedness through a $1.05 billion credit facility and a $150 million senior subordinated bridge credit facility. The acquisition positioned us as the third largest PBM in North America in terms of total members and provided us with one of the largest managed care membership bases of any PBM. In addition, the acquisition provides us with enhanced clinical capabilities, systems and technologies.

     On April 1, 1998, we acquired the PBM business known as "ValueRx" from Columbia/HCA Healthcare Corporation for approximately $460 million in cash, which includes approximately $15 million in transaction costs and executive severance costs. Historically, while ValueRx, like us, served all segments of the PBM market, we primarily focused on managed care and smaller self-funded plan sponsors, and ValueRx concentrated on health insurance carriers and large employer and union groups. We believe the ValueRx acquisition has provided and will continue to provide us with additional resources and expertise, which will allow us to better serve our clients and competitively pursue new business in all segments of the PBM market.

     In January 1996, we acquired the pharmacy claim processing business of Eclipse Claims Services, Inc., one of the largest processors of prescription drug claims in Canada. In connection with this acquisition, we entered into five-year exclusive contracts to provide PBM services in Canada to both Prudential Insurance Company of America's Canadian Operations ("Prudential") and Aetna Life Insurance Company of Canada ("Aetna"). The assets of Prudential were previously acquired by London Life Insurance Company ("London Life"), with whom we reached an agreement whereby we would be the exclusive provider of PBM services to London Life. In late 1997, London Life was acquired by Great-West Lifeco. Inc. ("Great-West"), who receives PBM services from one of our competitors in Canada. Great-West decided not to continue using our services, and we have transitioned their business to another provider.

     On December 31, 1995, we entered into a series of agreements with American HealthCare Systems Purchasing Partners, L.P. (now known as Premier Purchasing Partners, L.P.; the "Premier Partnership"), a health care group purchasing organization affiliated with APS Healthcare, Inc. (now known as Premier, Inc.; "Premier"). Premier is the largest voluntary health care alliance in the U.S., formed as a result of the mergers in late 1995 of three predecessor alliances, American HealthCare Systems, Premier Health Alliance and SunHealth Alliance. The Premier alliance includes approximately 215 integrated health care systems that own or operate approximately 800 hospitals and are affiliated with another approximately 900 hospitals. Among other things, the agreements designate us as Premier's exclusive preferred provider of outpatient PBM services to shareholders of Premier and their affiliated health care entities, plans and facilities which participate in the Partnership's purchasing programs. The term of the agreement is ten years, subject to early termination by the Partnership at five years, upon payment to us of an early termination fee equal to the unamortized portion of the advance discount, calculated as of the effective date of termination, attributable to the issuance of our Class A Common Stock to the Premier Partnership for all issuances other than the initial issuance of shares (the May, 1996 issuance discussed below). Assuming no additional issuances of our Class A Common Stock to the Premier Partnership, if the Premier Partnership elects to terminate the agreements effective December 31, 2000, no termination fee will be due.

     Under the terms of our agreements, Premier is required to promote us as its preferred PBM provider. An individual Premier member or affiliated managed care plan is not required to enter into an agreement with us, but if it does so, the term of the agreement would be for five years. We now provide service to a number of Premier affiliates. In May 1996, as a result of the number of Premier plan members receiving our PBM services and the outcome of certain joint drug purchasing initiatives, we issued 454,546 shares of our Class A Common Stock to the Premier Partnership. The Premier Partnership could become entitled to receive up to an additional 4,500,000 shares of our Class A Common Stock, depending upon the number of members in Premier-affiliated managed care plans that contract for our PBM services during the term of our agreement. A calculation is made on April 1 of each year to determine if a stock issuance will be made. Premier has asserted that is has earned certain additional shares. We disagree with this contention, and we are in discussions with Premier concerning this matter. To date, we have not issued any additional shares. If the Premier Partnership earns stock totaling over 5% of our total voting stock, it is entitled to have its designee nominated for election to our Board of Directors.

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

Company Operations

     General. In our various facilities in the United States, we own and operate five mail pharmacies and six member service/pharmacy help desk call centers. Electronic pharmacy claims processing is principally directed through our
Maryland Heights, Missouri facility then routed to the appropriate computer platform at our Maryland Heights, Missouri or Tempe, Arizona facility or at facilities operated by EDS and Perot Systems, which maintains certain of our computer hardware. At our Canadian facility, we have sales and marketing, client services, pharmacy help desk, clinical, provider relations and certain management information systems capabilities.

     Sales and Marketing. We market and sell our PBM services in the United States primarily through an internal staff of sales directors and sales managers located in various cities throughout the United States. The sales representatives are supported by a staff of client service representatives, clinical pharmacy managers and business analyst consultants who focus on assisting our clients in managing the rising trend in pharmacy costs. Marketing and sales in Canada are conducted by representatives located in Mississauga, Ontario. Although we cross-sell our infusion services to our PBM clients, Infusion Services and Specialty Distribution Services also employ personnel to sell these specific products.

     Member Services. Although we sell our services to clients, the ultimate recipient of many of our services are the members of health plans sponsored by our clients. We believe, therefore, that client satisfaction is dependent upon member satisfaction. Members can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan. We employ member service representatives who are trained to respond to member inquiries.

     Provider Relations. Our Provider Relations group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacists must meet certain qualifications and are periodically required to represent to us that their applicable state licensing requirements are being maintained and that they are in good standing. Pharmacies can contact our various pharmacy help desks toll-free, 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for members. In addition, our Provider Relations group audits selected pharmacies in the retail pharmacy networks to determine compliance with the terms of the contract with our clients or us.

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

     Information Systems. Our Information Systems department supports our pharmacy claims processing systems and other management information systems that are essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us, and we are in the process of integrating the systems acquired with the ValueRx and DPS acquisitions into an enhanced version of the system used by DPS. All claims are presently processed through our systems at our Maryland Heights, Missouri facility and Tempe, Arizona facility, or at facilities operated by Electronic Data Systems Corporation ("EDS") and Perot Systems Corporation ("Perot Systems") (EDS maintains the computer hardware for the DPS systems at its facility in Plano, Texas and Perot Systems maintains the computer hardware for the ValueRx systems at its facility in Richardson, Texas). Our outsourcing arrangements with Perot and EDS will be consolidated under EDS in the second quarter of 2000. Our historical claims processing systems located in our Maryland Heights, Missouri and Tempe, Arizona facilities are designed to be redundant, which enables us to do substantially all claims processing in one facility if the other facility is unable to process claims. Disaster recovery services for the ValueRx and DPS systems are provided by a third party. We have substantial capacity for growth in our claims processing facilities.

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

     There are a large number of companies offering PBM services in the United States. Most of these companies are smaller than us and offer their services on a local or regional basis. We do, however, compete with a number of large, national companies, including Merck-Medco Managed Care, L.L.C. (a subsidiary of Merck & Co., Inc.), PCS, Inc. (a subsidiary of Rite-Aid Corporation), Caremark Rx, Inc., and Advance ParadigM, Inc., as well as numerous insurance and Blue Cross and Blue Shield plans and certain HMOs which have their own PBM capabilities. Several of these other companies may have greater financial, marketing and technological resources than us.

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

     Pharmacy Benefit Management Regulation Generally. Certain federal and related state laws and regulations affect or may affect aspects of our PBM business. Among these are the following:

         FDA Regulation. The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In January, 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of pharmacy benefit managers that are controlled, directly or indirectly, by drug manufacturers. The position taken by the FDA in the Draft Guidance was that promotional materials used by an independent PBM or managed care organization may be subject to FDA regulation depending upon the circumstances, including the nature of the relationship between the PBM, the HMO and the manufacturer. We, along with various other parties, submitted written comments to the FDA regarding the basis for FDA regulation of PBM and HMO activities. It was our position that, while the FDA may have jurisdiction to regulate drug manufacturers, the Draft Guidance went beyond the FDA's jurisdiction. After extending the comment period due to numerous industry objections to the proposed Draft, the FDA withdrew the Draft Guidance in the fall of 1998, stating that it would reconsider the basis for such a Guidance. The FDA has not addressed the issue since the withdrawal and has not indicated when or even if it will continue to address the issue. However, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of our PBM business in the future and, in such event, the impact could materially adversely affect our operations.

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

         The federal statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the Department of Health and Human Services, and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain "safe harbors" from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

         To our knowledge, these anti-remuneration laws have not been applied to prohibit PBMs from receiving amounts from drug manufacturers in connection with drug purchasing and formulary management programs, to therapeutic intervention programs conducted by independent PBMs, or to the contractual relationships such as those we have with certain of our clients. It has recently been reported that the U.S. Attorney's Office in Philadelphia has issued subpoenas to Merck-Medco and PCS, both PBMs, and Schering-Plough Corp., a pharmaceutical manufacturer. We have not been served with any such subpoena, nor are we privy to information concerning the scope of information being requested by these subpoenas. However, the U.S. Attorney's Office has been quoted to the effect that one issue being investigated is whether certain practices engaged in by those PBMs violate certain anti-remuneration statutes. We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations, and we believe that there are material differences between drug-switching programs that have historically been challenged under these laws and the programs we offer to our clients. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on us.

     ERISA Regulation. The Employee Retirement Income Security Act of 1974 ("ERISA") regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide PBM services. We believe that the conduct of our business is not subject to the fiduciary obligations of ERISA, and our agreements with our clients support this contention by providing that we are not the fiduciary of the applicable plan. However, there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

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

     Proposed Changes in Canadian Healthcare System. In Canada, the provincial health plans provide universal coverage for basic health care services, but prescription drug coverage under the government plans is provided only for the elderly and the indigent. In late 1997, a proposal was made by a federal government health care task force to include coverage for prescription drugs under the provincial health insurance plans, which was endorsed by the federal government's Health Minister. This report was advisory in nature, and not binding upon the federal or provincial governments. We believe this initiative is dormant at the present time, and we are unable to determine the likelihood of adoption of the proposal in the future.

     Numerous state laws and regulations also affect aspects of our PBM business. Among these are the following:

         Comprehensive PBM Regulation. Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced in the past in California, New Jersey, Colorado, Texas and Virginia. Such legislation, if enacted in a state in which we have a significant concentration of business, could adversely impact our operations.

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

         Network Access Legislation. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or from removing network providers. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation); or may provide that a provider may not be removed from a network except in compliance with certain procedures ("due process" legislation). We have not been materially affected by these statutes because we maintain a large network of over 53,000 retail pharmacies and will admit any duly licensed pharmacy that meets our participation criteria, which address such matters as adequacy of insurance coverage, minimum hours of operation, and the absence of disciplinary actions by relevant state and federal agencies.

         Legislation Affecting Plan Design. Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions, and require coverage of specific drugs if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us, but it may apply to certain of our clients (HMOs and health insurers). If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This could have a material adverse effect on our business.

         Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary health care organizations, including PPOs, TPAs, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We have registered under such laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required. Because of increased regulatory requirements on some of our managed care clients affecting prior authorization of drugs before coverage is approved, we have elected to obtain utilization review licenses in selected states through our new ESI Utilization Management Co. In addition, accreditation agencies' requirements on managed care organizations may also affect those delegated services we provide to such organizations.

         Legislation Affecting Drug Prices. Some states have adopted so-called "most favored nation" legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has been introduced in the past but not enacted in Missouri, Arizona, Pennsylvania, New York, and New Mexico, all states where we operate mail service pharmacies. Such legislation, if enacted in a state where one of our mail service pharmacies is located, could adversely affect our ability to negotiate discounts on our purchase of prescription drugs to be dispensed by our mail service pharmacies.

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

         Mail Pharmacy Regulation. Our mail service pharmacies are located in Arizona, Missouri, New Mexico, New York and Pennsylvania, and we are licensed to do business as a pharmacy in each such state. Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located, although two states require that we also employ a pharmacist licensed in their state. We have registered our pharmacies in every state in which, to our knowledge, such registration is required.

         One state has a statute that purports to prohibit residents from obtaining prescription drugs by mail if the mail order business of the company dispensing the drugs represents more than a specified percentage of the company's total volume of pharmacy business. The statute is ambiguous in certain respects, but we do not believe our mail order volume exceeds the threshold percentage. We are licensed as a pharmacy in that state. No enforcement action has been taken under the statute against us, and to our knowledge, no such enforcement action is contemplated. Approximately 2.4% of our revenues come from mail delivery of prescription drugs into that state. If an enforcement action were commenced against us under that statute, we would consider all of our alternatives, including challenging the validity of the statute. A bill is pending in that state to repeal the mail service prohibition.

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

         Privacy and Confidentiality Legislation. Most of our activities involve the receipt or use of confidential, medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes. Regulations have been proposed at the federal level and legislation has been proposed, and in some cases enacted, in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

         In November 1999, the Department of Health and Human Services ("HHS") issued draft privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which impose extensive restrictions on the use and disclosure of individually identifiable health information. HHS has received comments to the proposed regulations and it is not known when they will be finalized. At such time as the regulations are finalized, we expect that there will be a two-year implementation period within which we must comply. We are unable to predict accurately what effect the final regulations may have on us, and there can be no assurance that the restrictions and duties imposed by the regulations will not have a material adverse effect on our business, results of operations or financial condition.

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

Service Marks and Trademarks

     We, and our subsidiaries, have registered the service marks "Express Scripts", "PERx", "ExpressComp", "ExpressReview", "ExpressTherapeutics", "IVTx", "PERxCare", "PERxComp", "RxWizard", "PTE", "ValueRx", "Value Health, Inc." and "Diversified", among others, with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks. We are in the process of applying for registration of several other trademarks and service marks. If we are unable to obtain any additional registrations, we believe there would be no material adverse effect on our business.

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

Employees

     As of March 1, 2000, we employed a total of 4,529 employees in the U.S. and 77 employees in Canada. Approximately 504 of the U.S. employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility, members of the United Auto Workers Union at our Farmington Hills, Michigan facility, and members of the United Food and Commercial Workers Union ("UFCW") at our Albuquerque, New Mexico facility. We believe our relationships with our employees and our unions are good.

Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of the Annual Report on Form 10-K, the information regarding our executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this report.

     Our executive officers and their ages as of March 1, 2000 are as follows:

               Name              Age             Position

     Howard L. Waltman           67    Chairman of the Board
     Barrett A. Toan             52    President, Chief Executive
                                         Officer and Director
     David A. Lowenberg          50    Chief Operating Officer
     Terrence D. Arndt           56    Senior Vice President of Marketing
     Stuart L. Bascomb           58    Executive Vice President - Sales
                                         and Provider Relations and
                                         Director
     Thomas M. Boudreau          48    Senior Vice President, General
                                         Counsel and Secretary
     Mabel F. Chen               57    Senior Vice President and
                                         Director of Site Operations
     Robert W. (Joe) Davis       53    Senior Vice President and Chief
                                         Information Systems Officer
     Mark O. Johnson             46    Senior Vice President of
                                         Administration
     Linda L. Logsdon            52    Executive Vice President of
                                         Health Management Services
     George Paz                  44    Senior Vice President and Chief
                                         Financial Officer
     Joseph W. Plum              52    Vice President and Chief
                                         Accounting Officer

     Mr. Waltman was elected Chairman of the Board in March 1992. Mr. Waltman has been one of our directors since our inception in September 1986. From September 1992 to December 31, 1995, Mr. Waltman served as the Chairman of the Board of NYLCare Health Plans, Inc., which was an indirect wholly-owned subsidiary of New York Life Insurance Company at the time.

     Mr. Toan was elected Chief Executive Officer in March 1992 and President and a director in October 1990. Mr. Toan has been an executive employee of ours since May 1989.

     Mr. Lowenberg was elected our Chief Operating Officer in September 1999, also served as Director of Site Operations from October 1994 until September 1999 and Vice President in November 1993. Mr. Lowenberg also served as General Manager of the Tempe facility from March 1993 until January 1995.

     Mr. Arndt joined us and was elected Senior Vice President of Marketing in April 1999. Prior to joining us, Mr. Arndt was President and Chief Operating Officer of EDI USA from July 1997 to April 1999. Mr. Arndt served as Vice President of Business Development for Card Establishment Services, a former division of CitiBank owned by the firm of Welsh, Carson, Anderson and Stowe, from July 1994 to July 1997.

     Mr. Bascomb was elected Executive Vice President in March 1989 and a director in January 2000, and also served as Chief Financial Officer and Treasurer from March 1992 until May 1996. Since May 1996, Mr. Bascomb has served as Executive Vice President - Sales and Provider Relations.

     Mr. Boudreau was elected Senior Vice President, General Counsel and Secretary in October 1994. He has served as General Counsel since June 1994. From September 1984 until June 1994, Mr. Boudreau was a partner in the St. Louis law firm of Husch & Eppenberger.

     Ms. Chen was elected Senior Vice President and Director of Site Operations in November 1999. From March 1996 until November 1999, Ms. Chen served as Vice President and General Manager of our Tempe facility. From January 1995 until joining Express Scripts, Ms. Chen served as the Director of Medicaid for the State of Arizona.

     Mr. Davis was elected Senior Vice President and Chief Information Systems Officer in September 1997. Mr. Davis served as Director of Technical Services and Computer Operations from July 1993 until July 1995, and as Vice President and General Manager of our St. Louis Operations from July 1995 until September 1997.

     Mr. Johnson was elected Senior Vice President of Integration in May 1999, and has served as Senior Vice President of Administration since February 2000. Prior to joining us, Mr. Johnson served as President of DPS from May 1998 to April 1999 and Senior Vice President, Client Service and Sales of DPS from May 1997 to May 1998. From August 1996 to May 1997, Mr. Johnson was President and Chief Executive Officer of American Day Treatment Center, Inc. and also served as Executive Vice President, Operations and Chief Operating Officer from March 1992 to August 1996.

     Ms. Logsdon was elected Executive Vice President of Health Management Services in May 1999, and served as Senior Vice President of Health Management Services from May 1997 until May 1999. Ms. Logsdon served as Vice President of Demand and Disease Management from November 1996 until May 1997. Prior to joining us in November 1996, Ms. Logsdon served as Vice President of Corporate Services and Chief Operating Officer of United HealthCare's Midwest Companies-GenCare/Physicians Health Plan/MetraHealth, a St. Louis-based health maintenance organization, from February 1995 to October 1996, and as Deputy Director/Vice President of GenCare Health Systems, Inc., also a St. Louis-based health maintenance organization, from June 1992 to February 1995.

     Mr. Paz joined us and was elected Senior Vice President and Chief Financial Officer in January 1998. Prior to joining us, Mr. Paz was a partner in the Chicago office of Coopers & Lybrand from December 1995 to December 1997, and served as Executive Vice President and Chief Financial Officer of Life Partners Group, Inc., a life insurance company, from October 1993 until December 1995.

     Mr. Plum was elected Vice President in October 1994 and has served as Chief Accounting Officer since March 1992 and Corporate Controller since March 1989.

Forward Looking Statements and Associated Risks

     Information that we have included or incorporated by reference in this Annual Report on Form 10-K, and information that may be contained in our other filings with the SEC and our press releases or other public statements, contain or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations or intentions.

     Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

     o    risks associated with the  implementation  of our Internet  strategy

     o    risks  associated  with the  integration  of  ValueRx  and DPS

     o    risks  associated  with our leverage and debt  service  obligations

     o risks associated with our ability to manage and maintain internal growth

     o    competition,  including price competition,  competition in the bidding
          and  proposal   process  and  our  ability  to   consummate   contract
          negotiations  with prospective  clients

     o    the possible  termination of contracts with key clients or providers

     o the possible loss of relationships with pharmaceutical manufacturers, or changes in pricing, discount, rebate or other practices of pharmaceutical manufacturers

     o    adverse results in litigation

     o adverse results in regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

     o developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization patterns and introductions of new drugs

     o    dependence  on key members of management

     o our relationship with New York Life Insurance Company, which possesses voting control of us

     o    other risks described from time to time in our filings with the SEC

These and other relevant factors, including any other information included or incorporated by reference in this Report, and information that may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. The occurrence of any of the following risks, among others, could materially adversely affect our business, results of operations and financial condition.

Failure to Implement Our Internet Strategy Could Adversely Affect Our Business

     We continue to implement and refine our Internet strategy, which will generally web-enable all components of the pharmacy benefit delivery equation. To the extent we do not successfully implement this strategy, we may be at a competitive disadvantage compared to our competitors, which may adversely affect our ability to attract and retain clients.

Failure to Integrate ValueRx and DPS Could Adversely Affect Our Business

     On April 1, 1998, we completed our first major acquisition by acquiring Value Health, Inc. and Managed Prescription Network, Inc. (collectively, "ValueRx"), the PBM business of Columbia/HCA Healthcare Corporation, for approximately $460 million in cash. This transaction significantly increased our membership base and the complexity of our operations. On April 1, 1999, we completed our acquisition of Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc. (collectively, "DPS") from SmithKline Beecham Corporation and one of its affiliates for $715 million in cash. In light of both acquisitions, we have developed and are implementing an integration plan to address items such as:

     o    retention of key employees

     o    consolidation  of  administrative  and other  duplicative  functions

     o coordination of sales, marketing, customer service and clinical functions

     o    systems  integration

     o    new product and service development

     o    client retention and other items o facility consolidation

         While we have achieved many of our integration goals to date with respect to the acquisitions, certain significant integration challenges remain, including the complete integration of our information technology systems. We cannot provide any assurance that our integration plan will successfully address all aspects of our operations, or that we will continue to achieve our integration goals. In addition, we assumed specific financial targets when deciding to purchase ValueRx and DPS. We cannot provide any assurance that we will be able to achieve our targets. Failure to do so could materially adversely affect our results of operations or financial condition.

Our Leverage and Debt Service  Obligations  Could Impede Our Operations and
     Flexibility

     We have significant leverage, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations and interest expense. As of December 31, 1999, we have total consolidated debt of approximately $636 million ($606 million after our $30 million repayment in January 2000). We may incur additional indebtedness in the future.

     Our level of debt and the limitations imposed on us by our debt agreements could have important consequences, including the following:

                    o we will have to use a substantial portion of our cash flow from operations for debt service rather than for our operations

                    o we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes

                    o approximately 21% of the debt under our bank credit facility is at a variable interest rate, making us vulnerable to increases in interest rates

                    o we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions

                    o we could be more vulnerable to general adverse economic and industry conditions

                    o we may be disadvantaged compared to competitors with less leverage

     Furthermore, our ability to satisfy our obligations, including our debt service requirements, will be dependent upon our future performance. Factors which could affect our future performance include, without limitation, prevailing economic conditions and financial, business and other factors, many of which are beyond our control and which affect our business and operations.

     Our bank credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Great Plains Reinsurance Company, ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., and 65% of the stock of our foreign subsidiaries. If we are unable to meet our obligations under this bank credit facility, these creditors could exercise their rights as a secured party and take possession of the pledged capital stock of these subsidiaries. This would materially adversely affect our results of operations and financial condition.

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

Competition Could Reduce Our Membership and Our Profit Margins

     Pharmacy benefit management is a very competitive business. Our competitors include several large and well-established companies that may have greater financial, marketing and technological resources than we do. One major competitor in the PBM business, Merck-Medco Managed Care, L.L.C., is owned by Merck & Co., Inc., a large pharmaceutical manufacturer. Another major competitor, PCS, Inc., is owned by Rite-Aid Corporation, a large retail pharmacy chain. Both of these competitors may possess purchasing or other advantages over us by virtue of their ownership, and could succeed in taking away some of our clients. Consolidation in the PBM industry may also lead to increased competition among a smaller number of large PBM companies. Competition may also come from other sources in the future, including from Internet-based providers such as Drugstore.com, or from Internet-based connectivity companies, such as Healtheon/WebMD. We cannot predict what effect, if any, these new competitors may have on the marketplace or on our business.

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

Failure to Retain Key Clients and Network Pharmacies Could Adversely Affect Our
    Business and Limit Our Access to Retail Pharmacies

     We currently provide PBM services to approximately 9,300 clients, including several large clients. Our acquisitions have diversified our client base and reduced our dependence on any single client. Our top 10 clients, measured as of January 1, 2000, but excluding UHC, represent approximately 28% of our total membership base, but no single client represents more than approximately 4% of our membership base. Our contracts with clients generally do not have terms of longer than three years and, in some cases, are terminable by either party on relatively short notice. Our larger clients generally distribute requests for proposals and seek bids from other PBM providers in advance of the expiration of their contracts. If several of these large clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its PBM contract with us could be reduced.

     As of January 1, 2000, UHC represents our largest client, with approximately 9.5 million members, which accounts for approximately 20% of our membership base. Our contract with UHC expires on May 31, 2000, and UHC will begin moving to another provider at that time. We have developed a migration plan to transition the UHC membership to their new provider beginning in June 2000 and continuing its migration of members through the end of 2000. In our financial analysis of the DPS acquisition, we assumed UHC would not renew its contract. However, if we are unable to reduce our costs on a basis commensurate with our expectations and manage the transition of this large client to another provider both efficiently and effectively based upon our migration plan, the termination of this contract may materially adversely affect our business and results of operations.

     Our largest national provider network consists of more than 53,000 retail pharmacies, which represent more than 99% of the retail pharmacies in the United States. However, the top 10 retail pharmacy chains represent approximately 42% of the 53,000 pharmacies, with these pharmacy chains representing even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members' access to retail pharmacies and our business could be materially adversely affected. In addition, large pharmacy chains either own PBMs today, as is the case with Rite-Aid Corporation who owns one of our major competitors, PCS, Inc., or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our business and results of operations.

     Loss of Relationships with Pharmaceutical  Manufacturers and Changes in the
Regulation   of  Discounts  and  Rebates   Provided  to  Us  by   Pharmaceutical
Manufacturers Could Decrease Our Profits

     We  maintain   contractual   relationships  with  numerous   pharmaceutical
manufacturers that provide us with:

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

These arrangements are generally terminable by either party on relatively short notice. If several of these arrangements are terminated or materially altered by the pharmaceutical manufacturers, our operating results could be materially adversely affected. In addition, formulary fee programs, as well as some of the services we provide to the pharmaceutical manufacturers, have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations or in their interpretations, or the adoption of new laws or regulations, relating to any of these programs may materially adversely affect our business.

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

     Pending and Future Litigation Could Materially Affect Our Relationships with Pharmaceutical Manufacturers or Subject Us to Significant Monetary Damages

     Since 1993, retail pharmacies have filed over 100 separate lawsuits against drug manufacturers, wholesalers and certain PBMs, challenging brand name drug pricing practices under various state and federal antitrust laws. The plaintiffs alleged, among other things, that the manufacturers had offered, and certain PBMs had knowingly accepted, discounts and rebates on purchases of brand name prescription drugs that violated the Federal Sherman Act and the Federal Robinson-Patman Act. Some manufacturers settled certain of these actions, including a Sherman Act case brought on behalf of a nationwide class of retail pharmacies. The class action settlements generally provided for commitments by the manufacturers in their discounting practices to retail pharmacies. The
Sherman Act class action was dismissed as to these drug manufacturers and wholesalers who did not settle. With respect to the cases filed by plaintiffs who opted out of the class action, while some drug manufacturers have settled certain of these actions, such settlements are not part of the public record. The Robinson-Patman Act cases are still pending.

     We are not currently a party to any of these proceedings. To date, we do not believe any of these settlements have had a material adverse effect on our business. However, we cannot provide any assurance that the terms of the settlements will not materially adversely affect us in the future or that we will not be made a party to any separate lawsuit. In addition, we cannot predict the outcome or possible ramifications to our business of the Robinson-Patman Act cases.

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

Changes in State and Federal Regulations Could Restrict Our Ability to Conduct
   Our Business

     Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:

     o health care fraud and abuse laws and regulations, which prohibit certain types of referral and other payments

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

     o    privacy and confidentiality laws and regulations

     o    Medicare  prescription  drug coverage  proposals

     o    other  Medicare and  Medicaid  reimbursement  regulations

     o potential regulation of the PBM industry by the U.S. Food and Drug Administration

These and other regulatory  matters are discussed in more detail under "Business
- Government Regulation" above.

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

Loss of Key Management Could Adversely Affect Our Business

     Our success is materially dependent upon certain key managers and, in particular, upon the continued services of Barrett A. Toan, our President and Chief Executive Officer. Our future operations could be materially adversely affected if the services of Mr. Toan cease to be available. We are party to an employment agreement with Mr. Toan that currently extends to March 31, 2002. This agreement automatically extends for an additional year on April 1, 2001 and on each April 1 thereafter unless either party gives notice of termination at least 30 days prior to such April 1. As of the date hereof, neither Mr. Toan has nor we have given such notice.

New York Life Insurance Company Can Control Our Business and Limit Our Ability to Enter Into Selected Business Transactions

     We have two classes of authorized common stock: Class A Common Stock and Class B Common Stock. Our Class A Common Stock has been publicly traded on The Nasdaq National Market since June 9, 1992. Our Class B Common Stock is entirely owned by NYLIFE HealthCare Management, Inc. ("NYLIFE HealthCare"), an indirect subsidiary of New York Life Insurance Company ("New York Life"). Each share of our Class A Common Stock has one vote per share, and each share of our Class B Common stock has ten votes per share. Consequently, although NYLIFE HealthCare currently owns approximately 39% of our total outstanding shares of Common Stock, it possesses approximately 86% of the combined voting power of both classes of Common Stock. NYLIFE HealthCare could reduce its Class B Common Stock ownership to represent slightly less than 10% of the total outstanding shares of our common stock and still control a majority of the voting power of our common stock. Accordingly, without regard to the votes of our public stockholders, NYLIFE HealthCare can

     o    elect or  remove  all of our  directors

     o amend our certificate of incorporation, except where the separate approval of the holders of our Class A Common Stock is required by law

     o accept or reject a merger, sale of assets or other major corporate transaction

     o    accept or reject any  proposed  acquisition  of ours

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

          PBM Facilities                             Non-PBM Facilities
    Maryland Heights, Missouri                   Maryland Heights, Missouri
       Earth City, Missouri                         Earth City, Missouri
          Tempe, Arizona                             Columbia, Missouri
      Bloomington, Minnesota                           Dallas, Texas
       Plymouth, Minnesota                             Houston, Texas
      Bensalem, Pennsylvania                         Columbia, Maryland
          Troy, New York                               Tempe, Arizona
    Farmington Hills, Michigan                    Springfield, New Jersey
     Albuquerque, New Mexico                     West Chester, Pennsylvania
      Horsham, Pennsylvania
       Mississauga, Ontario

     Our Maryland Heights, Missouri facility houses our corporate offices. Express Scripts Infusion Services and Specialty Distribution Services corporate offices are also located at our Maryland Heights, Missouri facility. Our Specialty Distribution services are operated out of our facility in Tempe, Arizona and a separate facility in Maryland Heights, Missouri. We believe our facilities have been generally well maintained and are in good operating condition. Our existing facilities contain approximately 1,100,000 square feet in area, in the aggregate.

     We own computer systems for both the Maryland Heights, Missouri and Tempe, Arizona sites. In late 1999, we entered into a five year agreement with EDS to outsource our IS operations. Under the terms of the agreement, EDS has responsibility for operating and maintaining the computer systems. Our software for drug utilization review and other products has been developed internally by us or purchased under perpetual, nonexclusive license agreements with third parties. Our computer systems at each site are extensively integrated and share common files through local and wide area networks. An uninterruptable power supply and diesel generator allow our computers, telephone systems and mail pharmacy at each site to continue to function during a power outage. To protect against loss of data and extended downtime, we store software and redundant files at both on-site and off-site facilities on a regular basis and have contingency operation plans in place. We cannot, however, provide any assurance that our contingency or disaster recovery plans would adequately address all relevant issues.

Item 3 - Legal Proceedings

     As discussed in detail in our Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 13, 1998 (the "Second Quarter, 1998 10-Q"), we acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("Value Health"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from Columbia HCA/HealthCare Corporation ("Columbia") and its affiliates on April 1, 1998 (the "Acquisition"). Value Health, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on our future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending should not materially affect our consolidated financial position, results of operations or cash flows. A brief description of the most notable of the proceedings follows:

     Bash, et al. v. Value Health, Inc., et al., No. 3:97cv2711 (JCH)(D.Conn.) ("Bash"). On December 15, 1995, a purported shareholder class action lawsuit was filed by Irwin Bash and Leykin, Hyman & Bash Associates in the United States District Court for the District of New Mexico against Diagnostek, Inc.
("Diagnostek"), Nunzio P. DeSantis, William Baron, and Courtland Miller (all former Diagnostek officers). Also named as defendants in Bash are Value Health, Inc. ("Value Health"), Robert E. Patricelli, William J. McBride and Steven J. Shulman (certain of Value Health's former officers). The Bash Complaint asserts that Value Health and certain other defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995, and that Diagnostek and certain of its former officers and directors made false or misleading statements concerning its financial condition prior to the acquisition of Value Health. The Bash Complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as common law claims, and seeks certification of a class consisting of all persons (with certain exclusions) who purchased or otherwise acquired (a) Diagnostek common stock from March 27, 1994 through July 28, 1995; (b) Value Health common stock pursuant to a Proxy and Prospectus and merger in which their Diagnostek shares were converted into Value Health shares; and (c) Value Health common stock from March 27, 1995 through November 7, 1995. The Bash Complaint does not specify the amount of damages sought. On March 26, 1996, the former Diagnostek officers filed a motion seeking either dismissal of the case or a transfer to the District of Connecticut, where the earlier-filed Freedman action (discussed below) was pending. In the late summer of 1997, the Bash plaintiffs filed an Amended Complaint that deleted those allegations that overlapped with the allegations contained in an earlier lawsuit filed against Diagnostek and certain of its former officers. A formal order approving the settlement of this earlier lawsuit was entered by the United States District Court for the District of New Mexico on November 21, 1997. In addition, defendants filed a renewed motion to transfer the action to Connecticut. On October 24, 1997, an answer was filed on behalf of Value Health, Diagnostek, and the former directors and officers of Value Health who had been named as defendants. On November 28, 1997, the New Mexico court entered an order transferring the action to Connecticut. On February 4, 1998, the court ordered that plaintiffs in the Freedman action, discussed below, share all discovery obtained from the defendants and third parties in their lawsuit with the plaintiffs in the Bash lawsuit. On March 17, 1998, the defendants filed a motion to consolidate this lawsuit with the Freedman lawsuit discussed below, and the court granted the motion on April 24, 1998.

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

     In the consolidated Bash and Freedman action, the court granted plaintiffs' motions for class certification and certified a class consisting of (i) all persons who purchased or otherwise acquired shares of Value Health during the period from April 3, 1995, through and including November 7, 1995, including those who acquired shares in connection with the Diagnostek merger; and (ii) all persons who purchased or otherwise acquired shares of Diagnostek during the period from March 27, 1995, through and including July 28, 1995. Fact discovery in the consolidated lawsuit is complete. The parties are awaiting an order on motions to dismiss portions of the Bash plaintiffs' second amended complaint filed against Diagnostek and its former officers. The parties are also awaiting an order from the court regarding the scheduling of expert discovery and dispositive motions.

     In connection with the Acquisition, Columbia has agreed to defend and hold the Company and its affiliates (including Value Health) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.

     As discussed in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999, the Company was named as a defendant in a patent infringement suit entitled Allcare Health Management Systems, Inc. v. Cerner Corporation, et al. No. 499-CV-0464-Y (N.D. TX). On February 17, 2000, the Company settled this matter by obtaining a release from Plaintiff for all claims asserted in the lawsuit in exchange for payment of an amount that is not material to the Company's financial results.

     In addition, in the ordinary course of our business, there have arisen various legal proceedings, investigations or claims now pending against our subsidiaries unrelated to the Acquisition and us. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect our consolidated financial position, results of operations or cash flows.

     Since 1993, retail pharmacies have filed over 100 separate lawsuits against drug manufacturers, wholesalers and certain PBMs, challenging brand name drug pricing practices under various state and federal antitrust laws. The plaintiffs alleged, among other things, that the manufacturers had offered, and certain PBMs had knowingly accepted, discounts and rebates on purchases of brand name prescription drugs that violated the federal Robinson-Patman Act. Some plaintiffs also filed claims against the drug manufacturers and drug wholesalers alleging a conspiracy not to discount pharmaceutical drugs in violation of
Section 1 of the Sherman Act, and these claims were certified as a class action. Some of the drug manufacturers settled both the Sherman Act and the Robinson Patman claims against them. The class action Sherman Act settlements generally provide that the manufacturers will not refuse to pay discounts or rebates to retail pharmacies based on their status as such. Settlements with plaintiffs who opted out of the class are not part of the public record. The drug manufacturer and wholesaler defendants in the class action who did not settle went to trial and were dismissed by the court on a motion for directed verdict. That dismissal was affirmed by the Court of Appeals for the Seventh Circuit. One aspect of the case was remanded to the trial court and has now been dismissed. Plaintiffs who opted out of the class action will still have the opportunity to try their Sherman Act claims in separate lawsuits. The class action did not involve the Robinson-Patman claims, so many of those matters are still pending. We are not a party to any of these proceedings. To date, we do not believe any settlements have had a material adverse effect on our business. However, we cannot provide any assurance that the terms of the settlements will not materially adversely affect us in the future. In addition, we cannot predict the outcome or possible ramifications to our business of the cases in which the plaintiffs are trying their claims separately, and we cannot provide any assurance that we will not be made a party to any such separate lawsuits in the future.


Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II


Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters

     Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

     Market Information. Our Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") tier of The Nasdaq Stock Market under the symbol "ESRX". The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated. These prices reflect the two-for-one split on October 30, 1998, in the form of a 100% stock dividend to holders of record on October 20, 1998.

                                Fiscal Year 1999            Fiscal Year 1998
Class A Common Stock           High          Low           High           Low
     First Quarter         $  105.500    $   59.125    $   42.750    $   27.000
     Second Quarter            91.000        55.000        45.000        35.500
     Third Quarter             92.375        61.500        45.250        31.625
     Fourth Quarter            88.688        44.375        69.000        33.875

     Our Class B Common Stock has no established public trading market, but those shares will automatically convert to Class A Common Stock on a share for share basis upon transfer thereof to any entity other than New York Life Insurance Company or one of its affiliates.

     Holders. As of February 29, 2000, there were 258 stockholders of record of our Class A Common Stock, and one holder of record of our Class B Common Stock. We estimate there are approximately 21,000 beneficial owners of the Class A Common Stock.

     Dividends. The Board of Directors has not declared any cash dividends on our common stock since the initial public offering. The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future. The terms of our existing credit facility contains certain restrictions on our ability to declare or pay cash dividends.

     Recent Sales of Unregistered Securities

         None.

Item 6 - Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item 7 --Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                        Year Ended December 31,

(in thousands, except per share data)             1999(2)        1998(3)         1997           1996           1995
------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenues:
   Revenues                                     $ 4,285,104    $ 2,824,872    $ 1,230,634    $   773,615    $   544,460
   Other revenues                                     3,000              -              -              -              -
                                               -------------- -------------- -------------- -------------- --------------
                                                  4,288,104      2,824,872      1,230,634        773,615        544,460
                                               -------------- -------------- -------------- -------------- --------------
Costs and expenses:
   Cost of revenues                               3,826,905      2,584,997      1,119,167        684,882        478,283
   Selling, general and administrative              294,194        148,990         62,617         49,103         37,300
   Non-recurring charges                             30,221          1,651              -              -              -
                                               -------------- -------------- -------------- -------------- --------------
                                                  4,151,320      2,735,638      1,181,784        733,985        515,583
                                               -------------- -------------- -------------- -------------- --------------
Operating income                                    136,784         89,234         48,850         39,630         28,877
Other income (expense), net                         128,682        (12,994)         5,856          3,450            757
                                               -------------- -------------- -------------- -------------- --------------
Income before income taxes                          265,466         76,240         54,706         43,080         29,634
Provision for income taxes                          108,098         33,566         21,277         16,932         11,307
                                               -------------- -------------- -------------- -------------- --------------
Income before extraordinary items                   157,368         42,674         33,429         26,148         18,327
Extraordinary loss on early retirement of             7,150              -              -              -              -
debt
                                               ============== ============== ============== ============== ==============
Net income                                      $   150,218    $    42,674    $    33,429    $    26,148    $    18,327
                                               ============== ============== ============== ============== ==============

Basic earnings per share(1)
  Before extraordinary item                     $      4.36    $      1.29    $      1.02    $      0.81    $      0.62
  Extraordinary loss on early retirement of            0.20              -              -              -              -
debt
                                               ============== ============== ============== ============== ==============
  Net income                                    $      4.16    $      1.29    $      1.02    $      0.81    $      0.62
                                               ============== ============== ============== ============== ==============

Diluted earnings per share(1)
  Before extraordinary item                     $      4.25    $      1.27    $      1.01    $      0.80    $      0.60
  Extraordinary loss on early retirement of            0.19              -              -              -              -
debt
                                               ============== ============== ============== ============== ==============
  Net income                                    $      4.06    $      1.27    $      1.01    $      0.80    $      0.60
                                               ============== ============== ============== ============== ==============

Weighted average shares outstanding(1)
   Basic                                             36,095         33,105         32,713         32,160         29,560
   Diluted                                           37,033         33,698         33,122         32,700         30,545

-------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash                                            $   132,630    $   122,589    $    64,155    $    25,211    $    11,506
Working capital                                     (34,003)       117,611        166,062        128,259         58,653
Total assets                                      2,487,311      1,095,461        402,508        300,425        164,088
Debt:
   Short-term debt                                        -         54,000              -              -              -
   Long-term debt                                   635,873        306,000              -              -              -
Stockholders' equity                                699,482        249,694        203,701        164,090         77,379

-------------------------------------------------------------------------------------------------------------------------
Selected Data:
Pharmacy benefit covered lives(4)                    49,000         23,000         13,000         10,000          8,000
Annual drug spending(5)                         $11,160,000    $ 4,495,000    $ 2,486,000    $ 1,636,000    $ 1,172,000
Pharmacy network claims processed                   273,909        113,177         73,164         57,838         42,871
Mail pharmacy prescriptions filled                   10,608          7,426          3,899          2,770          2,129
EBITDA(6)                                       $   208,651    $   115,683    $    59,320    $    46,337    $    33,258
Cash flows provided by operating activities     $   214,059    $   126,574    $    52,391    $    29,863    $    11,500
Cash flows used in investing activities         $  (759,576)   $  (426,052)   $   (16,455)   $   (64,808)   $    (8,047)
Cash flows provided by financing activities     $   555,450    $   357,959    $     3,033    $    48,652    $     2,311
------------------------------------------------------------------------------------------------------------------------

(1) Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock split effective October 30, 1998.
(2) Includes the acquisition of DPS effective April 1, 1999. Also includes non-recurring operating charges and a one-time non operating gain of $30,221 ($18,188 after tax) and $182,930 ($112,037 after tax), respectively. Excluding these amounts, our basic and diluted earnings per share before extraordinary loss would have been $1.76 and $1.72, respectively.
(3) Includes the acquisition of ValueRx effective April 1, 1998. Also includes a non-recurring charge of $1,651 ($1,002 after tax). Excluding this charge, our basic and diluted earnings per share would have been $1.32 and $1.30, respectively.
(4) Does not reflect the addition or loss of members to arrive at January 1, 2000, 1999, 1998, 1997 or 1996 membership. Although our membership counts are based on eligibility data provided by our clients, they necessarily involve some estimates, extrapolations and approximations. As one example, some plan designs allow for family coverage under a single identification number, and we make assumptions about the average number of persons per family in calculating the membership covered by such plans. Because these assumptions may vary between PBMs, membership counts may not be comparable between our competitors and us. However, we believe our membership count provides a reasonable estimation of the population we serve, and can be used as one measure of our growth.
(5) Annual drug spending is a measure of the gross aggregate dollar value of drug expenditures of all programs we manage. The difference between annual drug spending and revenue reported is the combined effect of excluding from reported revenues: (i) the drug ingredient cost for those clients that have established their own pharmacy networks; (ii) the expenditures for drugs for companies on formulary-only programs we manage; and (iii) the co-pay portion of drug expenditures that are the responsibility of members of health plans we service. Therefore, annual drug spending provides a common basis to compare the drug expenditures managed by a company given differences in revenue recognition. Drug spend, however, is not an accepted reporting measurement under generally accepted accounting principles and should not be considered as an alternative to revenue.
(6) EBITDA is earnings before interest, taxes, depreciation and amortization (operating income plus depreciation and amortization). EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service indebtedness. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow or as a measure of liquidity. In addition, our EBITDA definition may not be comparable to similar measures reported by other companies.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     On April 1, 1999, we completed our second major acquisition by acquiring Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto Rico) Inc. (collectively, "DPS"), from SmithKline Beecham Corporation ("SmithKline Beecham") and SmithKline Beecham InterCredit BV for approximately $715 million, which includes a purchase price adjustment for closing working capital and transaction costs. On April 1, 1998, we consummated our first major acquisition by acquiring Value Health, Inc. and Managed
Prescription Network, Inc. (collectively, "ValueRx"), the pharmacy benefit management ("PBM") operations of Columbia/HCA Healthcare Corporation ("Columbia"), for approximately $460 million in cash, which includes transaction costs and executive management severance costs of approximately $6.7 million and $8.3 million, respectively. Consequently, our operating results include those of DPS from April 1, 1999 and ValueRx from April 1, 1998. The net assets acquired from DPS have been preliminarily recorded at their estimated fair value, resulting in $734,485,000 of goodwill that is being amortized over 30 years. The net assets acquired from ValueRx have been recorded at their estimated fair value, resulting in $278,113,000 of goodwill that is being amortized over 30 years. Both acquisitions have been accounted for under the purchase method of accounting.

     Reflecting the addition of new plans at January 1, 2000, our membership was approximately 38.5 million members, excluding approximately 9.5 million members of health plans of United HealthCare Corp. ("UHC") whose contract expires in May 2000, compared to approximately 23.5 million lives as of January 1, 1999, representing a 63.8% increase. The increase from January 1, 1999 is primarily due to our acquisition of DPS. This acquisition, as well as the addition of Blue Cross and Blue Shield of Massachusetts and Blue Shield of California, has provided us with one of the largest managed care membership bases of any PBM. Additionally, during 1999, we were able to sell additional services to an existing 4.5 million members in the form of advanced formulary management or the addition of mail or network service where only one or the other had been used previously. This enables us to generate higher profitability per claim as we continue to cross-sell our services to existing clients. In 1998, we increased membership by approximately 11.2 million members from 12.3 million members as of January 1, 1998, representing a 91.1% increase. The increase in membership in 1998 was primarily due to the purchase of ValueRx on April 1, 1998. Although our membership counts are based on eligibility data provided by our clients, they necessarily involve some estimates, extrapolations and approximations. As one example, some plan designs allow for family coverage under a single identification number, and we make assumptions about the average number of persons per family in calculating the membership covered by such plans. Because these assumptions may vary between PBMs, membership counts may not be comparable between our competitors and us. However, we believe our membership count provides a reasonable estimation of the population we serve, and can be used as one measure of our growth.

     We derive our revenues primarily from the sale of PBM services in the United States and Canada. Our PBM revenues generally include administrative fees, dispensing fees and ingredient costs of pharmaceuticals dispensed from retail pharmacies included in one of our networks or from one of our mail pharmacies, and the associated costs are recorded in cost of revenues (the "Gross Basis"). Where we only administer the contracts between our clients and the clients' retail pharmacy networks, as is the case for most of the customer contracts with DPS, we record as revenues only the administrative fee we receive from our activities (the "Net Basis"). We also derive PBM revenues from the sale of informed decision counseling services through our Express Health LineSM division, and the sale of medical information management services (which include the development of data warehouses to combine medical claims and prescription drug claims), disease management support services and quality and outcomes assessments through our Health Management Services ("HMS") division and Practice Patterns Science, Inc. ("PPS") subsidiary.

     Non-PBM revenues are derived from:

     o The sale of pharmaceuticals for and the provision of infusion therapy services through our Express Scripts Infusion Services subsidiary

     o Administrative fees received from drug manufacturers for the dispensing or distribution of pharmaceuticals requiring special handling or packaging through our Express Scripts Specialty Distribution Services subsidiary


RESULTS OF OPERATIONS


REVENUES
                                                        Year Ended December 31,
(in thousands)                         1999        Increase       1998        Increase        1997
-----------------------------------------------------------------------------------------------------
PBM Gross Basis revenues        $    4,007,077      46.1%  $    2,742,485      134.6%  $   1,168,922
PBM Net Basis revenues                 212,217     837.9%          22,626        1.7%         22,251
Other revenues                           3,000         nm               -          nm              -
                               ----------------------------------------------------------------------
  Total PBM revenues            $    4,222,294      52.7%  $    2,765,111      132.1%  $   1,191,173
  Non-PBM revenues                      65,810      10.1%          59,761       51.4%         39,461
                               ======================================================================
    Total revenues              $    4,288,104      51.8%  $    2,824,872      129.5%  $   1,230,634
                               ======================================================================

     Our growth in PBM revenues during 1999 over 1998 is primarily due to the inclusion of ValueRx for the full twelve months of 1999 compared to only nine months of 1998, the inclusion of DPS for nine months of 1999, increased member utilization and higher drug ingredient costs resulting from price increases for existing drugs, new drugs introduced into the marketplace and changes in therapeutic mix and dosage. Our growth in PBM revenues during 1998 over 1997 is primarily due to the inclusion of ValueRx, higher drug ingredient costs, and mail utilization.

     Revenues for network pharmacy claims increased $1,039,588,000, or 51.8%, in 1999 over 1998 and $1,175,659,000, or 141.7%, in 1998 over 1997. Network pharmacy claims processed increased 142.0% to 273,909,000 in 1999 over 1998. The average revenue per network pharmacy claim decreased 37.2% from 1998 primarily due to the acquisition of DPS, as DPS records revenue on the Net Basis which substantially reduces the average revenue per network pharmacy claim. Excluding DPS, the average revenue per network pharmacy claim increased 8.2% over 1998. During 1998, network pharmacy claims processed increased 54.7% to 113,177,000 over 1997. The average revenue per network pharmacy claim increased 56.3% in 1998 from 1997 primarily due to a higher percentage of clients' revenue being reported on the Gross Basis compared to the Net Basis.

     Revenues for mail pharmacy services increased $389,244,000, or 52.8%, in 1999 over 1998 and $385,149,000, or 109.6%, in 1998 over 1997. These increases are the result of the growth in mail pharmacy claims processed of 42.8% to 10,608,000 in 1999 over 1998 and 90.5% to 7,426,000 in 1998 over 1997. These increases are primarily due to the acquisitions of ValueRx and DPS, increased utilization by existing members as well as the addition of new members. The average revenue per mail pharmacy claim increased 7.0% in 1999 over 1998 and 10.0% in 1998 over 1997 primarily due to higher drug ingredient costs as stated above.

     The increase in revenue for non-PBM services in 1999 and 1998 is primarily due to additional business within our Specialty Distribution Services subsidiary and continued changes in the product mix sold in our Infusion Services business that resulted in higher drug ingredient costs. These increases were partially offset by the reduction in revenues from our managed vision business due to the restructuring of this operation during 1998.


COST AND EXPENSES
                                                               Year Ended December 31,
(in thousands)                               1999        Increase       1998        Increase        1997
--------------------------------------------------------------------------------------------------------------
    PBM                                  $    3,774,618      48.6%  $    2,540,360      133.4%  $   1,088,225
         Percentage of total PBM                  89.4%                      91.9%                      91.4%
             revenues
    Non-PBM                                      52,287      17.1%          44,637       44.3%         30,942
         Percentage of non-PBM revenues           79.5%                      74.7%                      78.4%
                                        ----------------------------------------------------------------------
   Cost of revenues                           3,826,905      48.0%       2,584,997      131.0%      1,119,167
        Percentage of total revenues              89.2%                      91.5%                      90.9%

   Selling, general and administrative          231,543      78.0%         130,116      127.2%         57,257
        Percentage of total revenues               5.4%                       4.6%                       4.7%

   Depreciation and amortization(1)              62,651     231.9%          18,874      252.1%          5,360
        Percentage of total revenues               1.5%                       0.7%                       0.4%

   Non-recurring expenses                        30,221   1,730.5%           1,651          nm              -
       Percentage of total revenues                0.7%                       0.0%                       0.0%

                                        ======================================================================
   Total cost and expenses               $    4,151,320      51.7%  $    2,735,638      131.5%  $   1,181,784
                                        ======================================================================
       Percentage of total revenues               96.8%                      96.8%                      96.0%

     (1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $9,216, $7,575 and $4,998 for the year ended 1999, 1998 and 1997, respectively.

nm = not meaningful

     Our cost of revenues for PBM services as a percentage of total PBM revenues decreased in 1999 from 1998 primarily due to the acquisition of DPS, as DPS records revenues under the Net Basis. In future periods, we expect the gross margin percentage will be somewhat higher than in prior periods until we convert DPS clients to our pharmacy networks. As this conversion occurs, we will record revenues for converted clients on the Gross Basis and we anticipate that the gross margin percentage will then begin to decline, although profitability is not expected to be adversely affected by these changes. Excluding DPS, the gross margin percentage for the year ended December 31, 1999 decreased to 7.4% from 8.1% for the year ended December 31, 1998. The decrease is primarily due to lower drug ingredient margins resulting from changes in therapeutic mix, lower pricing offered to clients and increased revenue sharing offset by improving margins from our HMS business. The gross margin percentage in 1998 decreased from 1997 primarily due to a shift toward our established pharmacy networks, lower pricing offered to clients and increased revenue sharing. Prior to 1998, we had been experiencing this trend and the acquisition of ValueRx continued the trend as ValueRx clients primarily used ValueRx established retail pharmacy networks. Partially offsetting the gross margin decrease were operating efficiencies achieved in our mail pharmacies during 1998 and revenues generated from integrated PBM services, such as medical drug analysis, that provide higher gross margins.

     Cost of revenues for non-PBM services increased as a percentage of non-PBM revenues over 1998 primarily due to the continued change in product mix sold, resulting in additional costs of approximately $2,141,000. In addition, cost of revenues from our Specialty Distribution Services division increased 88.9% over 1998 as a result of establishing a new facility to support a larger operation. Cost of revenue as a percentage of revenue in 1998 decreased from 1997 primarily due to the inclusion of Specialty Distribution Services, which provides higher gross margins, as well as improved gross margins from the restructuring of Vision.

     Selling, general and administrative expenses, excluding depreciation and amortization, increased $101,427,000 or 78.0%, in 1999 over 1998 and $72,859,000, or 127.2%, in 1998 over 1997. The increase in 1999 is primarily due to our acquisition of DPS, costs incurred during the integration of DPS and ValueRx ($8,833,000 in 1999), costs incurred in funding our Internet operations, costs required to expand the operational and administrative support functions to enhance management of the pharmacy benefit, and the inclusion of ValueRx for a full twelve months. The increase during 1998 was the result of our acquisition of ValueRx, costs incurred during the integration of ValueRx ($8,331,000 in 1998) and costs required to expand the operational and administrative support functions to enhance management of the pharmacy benefit. During 1999, 1998 and 1997, we capitalized $15,997,000 ($8,349,000 of which related to integration), $10,244,000 ($5,209,000 of which related to integration) and $1,982,000, respectively, in new systems development costs. As a percentage of total revenues, selling, general and administrative expenses, excluding depreciation and amortization, for 1999 increased to 5.4% from 4.6% in 1998 and 4.7% in 1997. The increase in the percentage of revenues in 1999 is primarily attributed to DPS recording revenue on the Net Basis.

     Depreciation and amortization substantially increased during 1999 over 1998 and 1998 over 1997 due to the acquisitions of DPS and ValueRx. During 1999, we recorded amortization expense for goodwill and other intangible assets, excluding deferred financing fees, of $53,297,000 compared to $12,183,000 in 1998. The remaining increases in 1999 were primarily due to integration, expanding our operations and enhancing our information systems to better serve our clients.

     During 1999 and 1998, we incurred the following non-recurring charges:

     o During the second quarter of 1999, we incurred a $9,400,000 charge for the consolidation of our Plymouth, Minnesota facility into our Bloomington, Minnesota facility. The consolidation plan includes the relocation of all employees at the Plymouth facility to the Bloomington facility, expected to be completed in the third quarter of 2000. We obtained the two facilities through acquisitions of ValueRx and DPS. Included within the charge were anticipated cash expenditures of approximately $5,700,000 ($4,318,000 paid in 1999) for lease termination fees and rent on unoccupied space to be paid through April 2001 and anticipated non-cash charges of approximately $3,700,000 ($2,248,000 written-off in 1999) for the write-off of leasehold improvements and furniture and fixtures. The charge does not include any costs associated with the physical relocation of the employees. During the fourth quarter of 1999, we reduced the original estimates of non-cash charges by $1,424,000 and of the anticipated cash expenditures attributable to rent on the unoccupied space by $877,000 due to the landlord renting the space sooner than we had anticipated.

     o As a result of the integration of our acquisitions, we entered into a contract during the fourth quarter of 1999 to consolidate the operation of our computer systems with a single vendor. As a result,51 employees were notified that their employment was being transitioned to the outsourcer, requiring $332,000 in severance payments to the employees. In addition, we will incur $1,816,000 in cash expenditures associated with the termination of an existing outsourcing contract and additional transition payments to the outsourcer. We incurred non-cash charges of $485,000 related to the impairment of certain software projects abandoned due to the outsourcing. These projects were written off during the fourth quarter of 1999. Completion of this plan is expected to occur during the first quarter of 2000 when all cash expenditures will be made.

     o To coordinate our PBM service offerings, we restructured the operations of our PPS subsidiary by transferring the management responsibility to our Health Management Services division during the fourth quarter of 1999. As a result, we incurred $133,000 in severance payments in December 1999 to one employee and have paid the remaining $277,000 in severance costs to eight employees during January 2000. In addition, we incurred a $559,000 charge related to our purchase of the Common Stock held by the management of PPS.

     o In conjunction with the sale of the assets of YourPharmacy.com, Inc. to PlanetRx.com, Inc. ("PlanetRx"), we recorded a $19,520,000 stock compensation charge relating to former YourPharmacy.com employees. The amount of the charge was determined using the initial public offering price of $16 per share for PlanetRx.com common stock.

     o During the second quarter of 1998, we incurred a $1,651,000 charge for the restructuring of our managed vision business due to us reaching an agreement with Cole Managed Vision ("Cole"), a subsidiary of Cole National Corporation, to provide certain vision care services for our clients and their members. The charge consisted of a $1,235,000 write-down in fixed assets and $416,000 for the transition of 61 employees and was completed during the third quarter of 1999.

OTHER INCOME (EXPENSE), NET

     During 1999, we recognized a one-time gain of $182,930,000 related to the sale of the assets of YourPharmacy.com, Inc. in exchange for a 19.9% ownership interest in PlanetRx. This one-time gain was partially offset by a $39,780,000, or 196.6%, increase in interest expense resulting from the debt incurred to purchase DPS (see "--Liquidity and Capital Resources"). Interest expense was significantly higher in 1998 over 1997 due to the financing of the ValueRx acquisition with $360 million of borrowed funds (see "--Liquidity and Capital Resources").

     Interest income in 1999 decreased from 1998 due to using our available cash to purchase DPS and for repayment of debt. The increase in interest income in 1998 over 1997 is due to investing larger cash balances.

PROVISION FOR INCOME TAXES

     Our effective tax rate for continuing operations decreased to 40.7% in 1999 from 44.0% in 1998 primarily due to a higher income before income taxes to offset the non-deductible goodwill and customer contract amortization expense associated with the ValueRx acquisition. The goodwill and customer contract amortization for the DPS acquisition is deductible for income tax purposes due to the filing of an Internal Revenue Code ss.338(h)(10) election. The effective tax rate increased to 44.0% in 1998 from 38.9% in 1997 primarily due to non-deductible goodwill and customer contracts amortization expense resulting from the ValueRx acquisition.

NET INCOME AND EARNINGS PER SHARE

     Our net income increased $107,544,000 or 252.0% in 1999 over 1998, and $9,245,000 or 27.7% in 1998 over 1997. Net income for 1999 was affected due to the following one-time items:

     o Non-recurring charges discussed in "--Cost and Expenses" totaling $30,221,000 ($18,188,000, net of tax).

     o One-time gain of $182,930,000 ($112,037,000, net of tax) discussed in "--Other Income (Expense), Net."

     o An extraordinary loss on the early retirement of debt of $7,150,000, net of tax. The extraordinary loss is associated with refinancing the debt incurred in connection with our acquisition of ValueRx, refinancing the debt incurred in connection with our acquisition of DPS from the proceeds of our equity and debt offerings, and repayment of the debt from our own cash, as discussed in "--Liquidity and Capital Resources" below.

     Excluding these one-time items, net income for 1999 would have been $63,519,000, or $1.76 per basic share and $1.72 per diluted share compared to $1.32 per basic share and $1.30 per diluted share for 1998, excluding a non-recurring charge for the managed vision business of $1,651,000 ($1,002,000, net of tax). Had our equity offering and Senior Notes offering been completed by April 1, 1999 our net income, excluding the one-time items above, would have been $67,326,000 or $1.81 per basic share and $1.77 per diluted share.

     Basic and diluted weighted average shares outstanding for 1999 increased 9.0% and 9.9%, respectively, over 1998. The increase for both basic and diluted shares outstanding is primarily related to our offering of 5,175,000 shares of our Class A Common Stock in June 1999. The net proceeds of the offering were used to retire a portion of our long term debt, as discussed in "--Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

     During 1999, net cash provided by operations increased $87,485,000 to $214,059,000 from $126,574,000 in 1998. Included in the increase is a one-time increase in cash balances of $113,732,000 relating to the reclassification of negative cash balances to claims and rebates payable due to the establishment of new banking relations during 1999, which resulted in moving certain cash disbursement accounts to banks not holding our cash concentration accounts. This increase was offset by approximately $30,000,000 in increased inventory for our mail pharmacies' anticipation of potentially higher demand due to our members' Year 2000 concerns. We anticipate reducing our inventory to its normal level throughout the first half of 2000. Claims and rebates payable increased $512,379,000, or 151.5%, from December 31, 1998, while net receivables increased $350,080,000, or 80.8%, from December 31, 1998, primarily due to the acquisition of DPS. The inclusion of DPS reduced our days sales outstanding ("DSO") to 27.7 days at December 31, 1999 from 36.9 days at December 31, 1998 and 35.9 days at December 31, 1997. Gross revenues must be used to calculate the days sales outstanding due to the impact of the Gross Basis versus the Net Basis of recording revenues, as discussed in "--Overview" and "--Revenues." The accounts receivable balance includes the cost of the pharmaceutical dispensed, which may not be included in revenues, as required by generally accepted accounting principles, based on the contractual terms embedded in client and pharmacy contracts. The following table presents our days sales outstanding for the years ended:

                                                                    December 31,
(in thousands)                               1999                       1998                        1997
--------------------------------------------------------------------------------------------------------------
Total revenues                           $    4,288,104             $    2,824,872              $   1,230,634
Client/pharmacy pass through                  3,570,108                    726,960                    764,367
                                        ================           ================            ===============
Gross revenues                                7,858,212                  3,551,832                  1,995,001
                                        ================           ================            ===============

Average monthly gross receivables               597,160                    359,423                    196,213
                                        ================           ================            ===============

DSO                                              27.7                       36.9                        35.9
                                        ================           ================            ===============

     Our allowance for doubtful accounts has decreased $525,000 or 2.9% to $17,281,000 at December 31, 1999 from $17,806,000 at December 31, 1998. The decrease is primarily due to the final adjustment, in accordance with generally accepted accounting principles, to the ValueRx opening balance sheet allowance for doubtful accounts and goodwill based on the actual collection of ValueRx receivables.

     As a percentage of at risk receivables (which represent receivables for which there is no corresponding payable), the allowance for doubtful accounts was 2.6% at December 31, 1999 compared to 3.9% at December 31, 1998 and 2.2% at December 31, 1997. The percentage reduction from December 31, 1998 to December 31, 1999 is attributable to the aforementioned final adjustment of the ValueRx opening balance sheet.

     Our investment in net working capital decreased significantly to a $34,003,000 deficit as of December 31, 1999 from a $117,611,000 excess as of December 31, 1998. This reduction is directly related to our acquisition of DPS as, the DPS business model utilizes considerably different payment cycles.

     In fiscal 2000, we expect our cash flow from operations will be temporarily reduced by approximately $20,000,000 during the third quarter of 2000 due to the termination of the United HealthCare contract. Once the termination is complete, we expect our cash flow from operations to recover to approximately the levels achieved prior to the termination. We expect to primarily fund the termination of the United HealthCare contract in 2000, our future debt service, inventory purchases, integration costs, Internet initiatives, payment of our 1999 non-recurring charges and other normal operating cash needs primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our $300 million revolving credit facility, discussed below.

     Our capital expenditures in 1999 increased $13,105,000 or 54.9% over 1998 primarily due to integration related activities as a result of our acquisitions, our concerted effort to invest in our information technology to enhance the services provided to our clients and the completion of our corporate headquarters. We expect to continue investing in technology that will provide efficiencies in operations, manage growth and enhance the service provided to our clients. We expect to fund future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, with working capital borrowings under the $300 million revolving credit facility, discussed below. The $10,948,000 increase in 1998 capital expenditures over 1997 is primarily due to our integration of the ValueRx operations and our concerted effort to invest in information technology to enhance the services provided to our clients. In addition, we invested in equipment to improve efficiency and manage growth at our mail pharmacy facilities.

     In October 1999, we consummated our agreement with PlanetRx in which we sold the assets constituting our e-commerce business in prescription and non-prescription drugs and health and beauty aids to PlanetRx in exchange for a 19.9% interest in the common equity of PlanetRx. As a result of the transaction, we recorded a one-time gain (in other income) of $182,930,000 and a one-time stock compensation expense (included in non-recurring expenses) of $19,520,000 relating to the employee stock options. We are accounting for this investment on the cost method and therefore reporting our investment on the balance sheet under the caption "investment in marketable securities" at fair market value ($150,365,000 at December 31, 1999) in accordance with Financial Accounting Standards Board Statement 115. As such, the associated unrealized loss on this investment ($9,555,000, net of tax, at December 31, 1999) is considered a component of comprehensive income in the Consolidated Statement of Changes in Stockholders' Equity.

     On April 1, 1999, we executed a $1.05 billion credit facility with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company consisting of $750 million in term loans, including $285 million of Term A loans and $465 million of Term B loans, and a $300 million revolving credit facility. As of July 1999, the Term B loans have been paid off through net proceeds from our equity and senior notes offerings and $74,131,000 of our own cash. As a result, we recorded an extraordinary loss as discussed in "--Net Income and Earnings Per Share" above. In January 2000, we repaid an additional $30 million against the revolving credit facility. The Term A loans and the revolving credit facility mature on March 31, 2005. The credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Great Plains Reinsurance, ValueRx of Michigan, Diversified NY IPA and Diversified Pharmaceutical Services (Puerto Rico), and is also secured by 65% of the stock of our foreign subsidiaries.

     The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans and the revolving loan had an interest rate of 7.94% on December 31, 1999. Beginning in March 2001, we are required to make annual principal payments on the Term A loans of $42,750,000 in 2001, $57,000,000 in 2002 and 2003, $62,700,000 in 2004 and $65,550,000 in 2005.
The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.5%, payable in quarterly installments, on the unused portion of the revolving credit facility ($200 million at December 31, 1999). At December 31, 1999, we are in compliance with all covenants associated with the $1.05 billion credit facility.

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


     In June 1999, we completed our equity offering of 5,175,000 shares of our Class A common stock at an offering price of $61 per share. We also completed our offering of $250 million 9 5/8% Senior Notes due 2009. The net proceeds from the equity and debt offerings of $299,378,000 and $243,503,000, respectively, were used to retire the $150 million senior subordinated bridge credit facility plus accrued interest and repay a portion of the Term B portion of the credit facility plus accrued interest.

     To alleviate interest rate volatility, we entered into an interest rate swap arrangement for an original notional principal amount of $360 million, effective April 3, 1998, with the First National Bank of Chicago. Under the terms of the swap, we agreed to receive a floating rate of interest on a portion of our term loans based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional amount of the swap started amortizing in April 1999 in semi-annual installments of $27 million, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. As of December 31, 1999, the notional principal amount is $306 million. As a result, we have, in effect, converted $306 million of our variable rate debt under the Credit Facility to fixed rate debt at 5.88% per annum for the first four years of the Credit Facility, plus the interest rate spread of 2.0%.

     On June 17, 1999, we entered into another interest rate swap arrangement with Bankers Trust Company, effective April 17, 2000 and terminating on April 17, 2005. As of December 31, 1999, there is no notional principal amount as the swap is not yet effective. Upon effectiveness, the swap will have an initial notional principal amount of $15 million increasing to $137.25 million in October 2002. Beginning in April 2003, the notional principal amount will amortize over the remaining term of the swap. Under the terms of the swap, we agreed to receive a floating rate of interest on the notional principal amount based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 6.25% per annum. When the swap becomes effective, we will, in effect, convert the notional principal amount of our variable rate debt under our Credit Facility to fixed rate debt at 6.25% per annum.

     As of December 31, 1999, we had repurchased a total of 475,000 shares of our Class A Common Stock under the open-market stock repurchase program that we announced on October 25, 1996, although no shares were repurchased in 1999 or 1998. Our Board of Directors approved the repurchase of up to 1,700,000 shares, and placed no limit on the duration of the program. Since December 31, 1999, we have made additional repurchases of 467,500 shares through March 23, 2000. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our $1.05 billion credit facility and the Indenture under which our Senior Notes were issued. During 1999, we used approximately 10,000 shares previously purchased under the above program to satisfy obligations under our employee stock option program.

     We have reviewed and currently intend to continue reviewing potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. However, there can be no assurance we will make other acquisitions or affiliations in 2000 or thereafter.

OTHER MATTERS

     In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The effective date for FAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, the Financial Accounting Standards Board has deferred the effective date so that it will begin for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be applicable to our first quarter of fiscal year 2001. Our present interest rate swaps (see "--Liquidity and Capital Resources") will be considered cash flow hedges. Accordingly, the change in the fair value of the swaps will be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of these hedges will be initially recognized in stockholders' equity and other comprehensive income and subsequently any changes in unrealized gain or loss from the initial measurement date will be recognized in earnings concurrent with the interest expense on our underlying variable rate debt. If we had adopted FAS 133 as of December 31, 1999, we would have recorded the unrealized gain of
$6,867,000 as an asset and increase in stockholders' equity and other comprehensive income.

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

     In addressing the Year 2000 issue, we incurred approximately $4,700,000, excluding costs incurred by DPS prior to our acquisition. All expenditures were expensed as incurred. These costs did not have a material adverse effect on our results of operations, financial condition or cash flows.

     As of the date of this filing, we have experienced no Year 2000 issues that have materially impacted our results of operations, financial condition or cash flows. We do not believe that Year 2000 issues will likely pose any significant operational problems for us. We have formalized contingency plans should any Year 2000 issues arise. If, however, our contingency plans fail to properly address the Year 2000 issue, the impact could result in material adverse operational and financial consequences to us.


IMPACT OF INFLATION

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. To date, we have been able to recover price increases from our clients under the terms of our agreements, although under selected arrangements in which we have performance measurements on drug costs with our clients we could be adversely affected by inflation in drug costs if the result is an overall increase in the cost of the drug plan to the client. To date, changes in pharmaceutical prices have not had a significant adverse affect on us.


MARKET RISK

     We have entered into two interest rate swaps (see "--Liquidity and Capital Resources"). The fair value of the swaps at December 31, 1999 is $6,867,000.

     Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at December 31, 1999 would have caused the fair value of the swaps to decrease by $778,000, resulting in a fair value of $6,089,000.


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

Item 8 - Consolidated Financial Statements and Supplementary Data

                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Express Scripts, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 64 present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 64 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 4, 2000


CONSOLIDATED BALANCE SHEET

                                                                                                December 31,
(in thousands, except share data)                                                         1999                1998
--------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $     132,630      $      122,589
   Receivables, less allowance for doubtful
      accounts of $17,281 and $17,806, respectively                                          783,086             433,006
   Inventories                                                                               113,248              55,634
   Deferred taxes                                                                             32,248              41,011
   Prepaid expenses                                                                            5,143               4,667
                                                                                   ------------------- -------------------
        Total current assets                                                               1,066,355             656,907
                                                                                   ------------------- -------------------
Investment in marketable securities                                                          150,365                   -
Property and equipment, less accumulated depreciation and amortization                        97,573              77,499
Goodwill, less accumulated amortization                                                      982,496             282,163
Other intangible assets, less accumulated amortization                                       183,420              65,765
Other assets                                                                                   7,102              13,127
                                                                                   =================== ===================
        Total assets                                                                   $   2,487,311      $    1,095,461
                                                                                   =================== ===================

Liabilities and Stockholders' Equity Current liabilities:
   Current maturities of long-term debt                                                $           -      $       54,000
   Claims and rebates payable                                                                850,630             338,251
   Accounts payable                                                                          112,731              60,247
   Accrued expenses                                                                          136,997              86,798
                                                                                   ------------------- -------------------
        Total current liabilities                                                          1,100,358             539,296
Long-term debt                                                                               635,873             306,000
Other liabilities                                                                             51,598                 471
                                                                                   ------------------- -------------------
        Total liabilities                                                                  1,787,829             845,767
                                                                                   ------------------- -------------------

Commitments and Contingencies (Notes 3, 7 and 9)

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
   Class A Common Stock, $0.01 par value, 150,000,000 shares authorized,
      23,981,000 and 18,610,000 shares issued and outstanding, respectively                      240                 186
   Class B Common Stock, $0.01 par value, 31,000,000 shares authorized,
      15,020,000 shares issued and outstanding                                                   150                 150
   Additional paid-in capital                                                                418,921             110,099
   Accumulated other comprehensive income                                                     (9,521)                (74)
   Retained earnings                                                                         296,540             146,322
                                                                                   ------------------- -------------------
                                                                                             706,330             256,683
   Class A Common Stock in treasury at cost, 465,000 and 475,000 shares,
      respectively                                                                            (6,848)             (6,989)
                                                                                   ------------------- -------------------
        Total stockholders' equity                                                           699,482             249,694
                                                                                   ------------------- -------------------
        Total liabilities and stockholders' equity                                     $   2,487,311      $    1,095,461
                                                                                   =================== ===================

See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                Year Ended December 31,
(in thousands, except per share data)                                 1999                1998                1997
-------------------------------------------------------------------------------------------------------------------------
Revenues:
   Revenues                                                       $    4,285,104      $    2,824,872      $    1,230,634
   Other revenues                                                          3,000                   -                   -
                                                               ------------------- ------------------- -------------------
                                                                       4,288,104           2,824,872           1,230,634
                                                               ------------------- ------------------- -------------------
Cost and expenses:
   Cost of revenues                                                    3,826,905           2,584,997           1,119,167
   Selling, general and administrative                                   294,194             148,990              62,617
   Non-recurring                                                          30,221               1,651                   -
                                                               ------------------- ------------------- -------------------
                                                                       4,151,320           2,735,638           1,181,784
                                                               ------------------- ------------------- -------------------
Operating income                                                         136,784              89,234              48,850
                                                               ------------------- ------------------- -------------------
Other income (expense):
   Interest income                                                         5,762               7,236               6,081
   Interest expense                                                      (60,010)            (20,230)               (225)
   Gain on sale of assets                                                182,930                   -                   -
                                                               ------------------- ------------------- -------------------
                                                                         128,682             (12,994)              5,856
                                                               ------------------- ------------------- -------------------
Income before income taxes                                               265,466              76,240              54,706
Provision for income taxes                                               108,098              33,566              21,277
                                                               ------------------- ------------------- -------------------
Income before extraordinary item                                         157,368              42,674              33,429
Extraordinary loss on early retirement of debt, net of taxes
   of $4,492                                                               7,150                   -                   -
                                                               =================== =================== ===================
Net income                                                        $      150,218      $       42,674      $       33,429
                                                               =================== =================== ===================

Basic earnings per share:
   Before extraordinary item                                      $         4.36      $         1.29      $        1.02
   Extraordinary loss on early retirement of debt                           0.20                   -                   -
                                                               ------------------- ------------------- -------------------
   Net income                                                     $         4.16      $         1.29      $        1.02
                                                               =================== =================== ===================
Weighted average number of common shares
   outstanding during the period - Basic EPS                              36,095              33,105              32,713
                                                               =================== =================== ===================

Diluted earnings per share
   Before extraordinary item                                      $         4.25      $         1.27      $        1.01
   Extraordinary loss on early retirement of debt                           0.19                   -                   -
                                                               ------------------- ------------------- -------------------
   Net income                                                     $         4.06      $         1.27      $        1.01
                                                               =================== =================== ===================
Weighted average number of common shares
   outstanding during the period - Diluted EPS                            37,033              33,698              33,122
                                                               =================== =================== ===================

See accompanying Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            Number of Shares                                         Amount
                           -------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                           Class A    Class B       Class A   Class B   Additional Other
                            Common    Common       Common     Common     Paid-in  Comprehensive Retained   Treasury
(in thousands)              Stock      Stock         Stock     Stock     Capital     Income     Earnings    Stock      Total
-----------------------------------------------    --------------------------------------------------------------------------
Balance at December 31,
1996                          8,974     7,510       $    90    $    75   $98,958    $      (2)  $70,219    $(5,250)  $164,090
                           --------- ----------    ---------- --------- ---------- ----------- ---------- --------- ----------
  Comprehensive income:
    Net income                    -         -             -          -         -            -    33,429          -    33,429
    Other comprehensive
     income, Foreign currency
     translation adjustment       -         -             -          -         -          (25)        -          -       (25)
                           --------- ----------    ---------- --------- ---------- ----------- ---------- --------- ----------
  Comprehensive income            -         -             -          -         -          (25)   33,429          -    33,404
  Exercise of stock options     264         -             3          -     4,769            -         -          -     4,772
  Tax benefit relating to
    employee stock options        -         -             -          -     3,174            -         -          -     3,174
  Treasury Stock acquired         -         -             -          -         -            -         -     (1,739)   (1,739)
                           --------- ----------    ---------- --------- ---------- ----------- ---------- --------- ----------
Balance at December 31,1997   9,238     7,510            93         75   106,901          (27)  103,648     (6,989)  203,701
                           --------- ----------    ---------- --------- ---------- ----------- ---------- --------- ----------
  Comprehensive income:
    Net income                    -         -             -          -         -            -    42,674          -    42,674
    Other comprehensive
     income,Foreign currency
     translation adjustment       -         -             -          -         -          (47)        -          -       (47)
                           --------- ----------    ---------- --------- ---------- ----------- ---------- --------- ----------
  Comprehensive income            -         -             -          -         -          (47)   42,674          -    42,627
  Issuance of stock           9,239     7,510            92         75      (167)           -         -          -         -
    dividend
  Exercise of stock options     133         -             1          -     2,020            -         -          -     2,021
 Tax benefit relating to
    employee stock options        -         -             -          -     1,345            -         -          -     1,345
                           --------- ----------    ---------- --------- ---------- ----------- ---------- --------- ----------
Balance at December 31,      18,610    15,020           186        150   110,099          (74)  146,322     (6,989)  249,694
1998                       --------- ----------    ---------- --------- ---------- ----------- ---------- --------- ----------
  Comprehensive income:
    Net income                    -         -             -          -         -            -   150,218          -   150,219
    Other comprehensive
     income,Foreign currency
     translation adjustment       -         -             -          -         -          108         -          -       108
     Unrealized loss on
       investment, net
       of taxes of $6,000         -         -             -          -         -       (9,555)        -          -    (9,555)
                           --------- ----------    ---------- --------- ---------- ----------- ---------- --------- ----------
  Comprehensive income            -         -             -          -         -       (9,447)  150,218          -   140,771
  Issuance of common stock    5,175         -            52          -   299,326            -         -          -   299,378
  Exercise of stock options     186         -             2          -     5,744            -         -        141     5,887
  Common stock issued under
    employee plans               10         -             -                  551            -         -          -       551
  Tax benefit relating to
    employee stock options        -         -             -          -     3,201            -         -          -     3,201
                           ========= ==========    ========== ========= ========== =========== ========== ========= ==========
Balance at December 31,     23,981    15,020       $   240    $   150   $418,921   $  (9,521)  $296,540   $(6,848)  $699,482
1999                       ========= ==========    ========== ========= ========== =========== ========== ========= ==========


See accompanying Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Year Ended December 31,
(in thousands)                                                        1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                        $   150,218         $    42,674         $    33,429
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                      74,031              27,058              10,358
       Deferred income taxes                                              76,217              10,068                (834)
       Bad debt expense                                                    4,989               4,583               3,680
       Gain on sale of assets, net of cash paid                         (185,650)                  -                   -
       Non-recurring charges, net of cash paid                            22,281               1,467                   -
       Tax benefit relating to employee stock options                      3,201               1,345               3,174
       Extraordinary loss on early retirement of debt                     11,642                   -                   -
       Changes in operating  assets and  liabilities,
         net of changes  resulting from acquisition:
           Receivables                                                  (217,977)            (35,083)            (50,166)
           Inventories                                                   (54,059)            (15,417)            (11,444)
           Prepaid expenses and other assets                              (2,177)                756               1,722
           Claims and rebates payable                                    279,714             107,660              57,968
           Accounts payable and accrued expenses                          51,629             (18,537)              4,504
                                                               ------------------- ------------------- -------------------
Net cash provided by operating activities                                214,059             126,574              52,391
                                                               ------------------- ------------------- -------------------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                   (722,618)           (460,137)                  -
   Short-term investments                                                      -              57,938              (3,550)
   Purchases of property and equipment                                   (36,958)            (23,853)            (12,905)
                                                               ------------------- ------------------- -------------------
Net cash (used in) investing activities                                 (759,576)           (426,052)            (16,455)
                                                               ------------------- ------------------- -------------------

Cash flows from financing activities:
   Proceeds from long-term debt                                        1,290,950             360,000                   -
   Repayment of long-term debt                                        (1,015,000)                  -                   -
   Net proceeds from issuance of common stock                            299,378                   -                   -
   Deferred financing fees                                               (26,316)             (4,062)                  -
   Acquisition of treasury stock                                               -                   -              (1,739)
   Exercise of stock options                                               6,438               2,021               4,772
                                                               ------------------- ------------------- -------------------
Net cash provided by financing activities                                555,450             357,959               3,033
                                                               ------------------- ------------------- -------------------

Effect of foreign currency translation adjustment                            108                 (47)                (25)
                                                               ------------------- ------------------- -------------------

Net increase in cash and cash equivalents                                 10,041              58,434              38,944
Cash and cash equivalents at beginning of year                           122,589              64,155              25,211
                                                               =================== =================== ===================
Cash and cash equivalents at end of year                             $   132,630         $   122,589         $    64,155
                                                               =================== =================== ===================

Supplemental data:
Cash paid during the year for:
   Restructuring charges                                             $     4,683         $       184         $         -
   Income taxes                                                      $     1,080         $    17,202         $    20,691
   Interest                                                          $    61,607         $    13,568         $       225


See accompanying Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of significant accounting policies

     Organization and operations. We are a leading specialty managed care company and the largest full-service pharmacy benefit management ("PBM") company independent of pharmaceutical manufacturer ownership and drug store ownership in North America. We provide health care management and administration services on behalf of thousands of clients that include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. Our fully integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services (which include the development of data warehouses to combine medical claims and prescription drug claims), disease management support services and outcome assessments through our Health Management Services division and Practice Patterns Science, Inc. ("PPS") subsidiary, and informed decision counseling services through our Express Health LineSM division. We also provide non-PBM services which include infusion therapy services through our wholly-owned subsidiary IVTx, Inc., operating as Express Scripts Infusion Services, distribution services through our Express Scripts Specialty Distribution Services subsidiary, and, prior to September 1, 1998, provided managed vision care programs through our wholly-owned subsidiary Express Scripts Vision Corporation.

     Basis of presentation. The consolidated financial statements include our accounts and all our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the U.S., and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

     Cash and cash equivalents. Cash and cash equivalents include cash on hand and temporary investments in money market funds. In 1999, we changed certain banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative balances have been reclassified to claims and rebates payable at December 31, 1999.

     Inventories. Inventories consist of prescription drugs and medical supplies that are stated at the lower of first-in first-out cost or market.

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

     Software development costs. During 1997, we adopted Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs associated with computer software developed or obtained for internal use. Given the limited software developed or obtained for internal use in 1997, adoption had virtually no effect on our Consolidated Statement of Operations or our financial position. However, the impact of SOP 98-1 on an ongoing basis will be determined by the magnitude of computer software developed or obtained for internal use. Research and development expenditures relating to the development of software to be marketed to clients, or to be used for internal purposes, are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date of general release to customers, or to the date placed into production, are capitalized and included as Property and Equipment. During 1999, 1998 and 1997, $15,997,000, $10,244,000
and $1,982,000 in software development costs were capitalized, respectively, primarily due to the integration of our acquisitions and enhancements to our information systems. Capitalized software development costs amounted to $42,353,000 and $27,516,000 at December 31, 1999 and 1998, respectively.
Amortization of the capitalized amounts commences on the date of general release to customers, or the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are included in non-recurring expense. Amortization expense in 1999, 1998 and 1997 was $3,810,000, $1,968,000 and $622,000, respectively.

     Marketable securities. All investments not included in a money market fund are accounted for under Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income in stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

     At December 31, 1999, available-for-sale securities totaled $150,365,000, with related gross unrealized losses, net of taxes of $9,555,000. These investments consist of shares of PlanetRx.com, Inc. ("PlanetRx") common stock (see Note 2). There were no marketable securities in 1998.

     Goodwill. Goodwill is amortized on a straight-line basis over periods from 10 to 30 years. The amount reported is net of accumulated amortization of $36,317,000 and $8,114,000 at December 31, 1999 and 1998, respectively. We periodically evaluate the carrying value of goodwill for impairment. The evaluation of impairment is based on expected future operating cash flows on an undiscounted basis for the operations to which goodwill relates. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In our opinion, no such impairment existed at December 31, 1999 and 1998. Amortization expense, included in selling, general and administrative expenses, was $28,203,000, $7,863,000 and $42,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

     Other intangible assets. Other intangible assets consist of customer contracts, non-compete agreements and deferred financing fees and are amortized on a straight-line basis over periods from 2 to 20 years. Amortization expense for customer contracts and non-compete agreements included in selling, general and administrative expenses was $25,094,000, $4,320,000 and $2,940,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization expense for deferred financing fees included in interest expense was $2,241,000, and $609,000 for the years ended December 31, 1999 and 1998, respectively. There were no deferred financing charges in 1997.

     Contractual agreements. We have entered into corporate alliances with certain of our clients whereby shares of our Class A Common Stock were awarded as advance discounts to the clients. We account for these agreements as follows:

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

     Between December 15, 1995 and November 20, 1997 - For agreements entered into between these dates, we utilize the provisions of Financial Accounting Standards Board Statement ("FAS") 123, "Accounting for Stock-Based Compensation," which requires that all stock issued to nonemployees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued instead of the intrinsic value method utilized for stock issued or to be issued under alliances entered into prior to December 15, 1995. We have adopted FAS 123 as it relates to stock issued or to be issued under the Premier and Manulife alliances based on fair value at the date the agreement was consummated.

     Subsequent to November 20, 1997 - In November 1997, the Emerging Issues Task Force of the FASB reached a consensus that the value of equity instruments issued for consideration other than employee services should be initially determined on the date on which a "firm commitment" for performance first exists by the provider of goods or services. Firm commitment is defined as a commitment pursuant to which performance by a provider of goods or services is probable because of sufficiently large disincentives for nonperformance. The consensus must be applied for all new arrangements and modifications of existing arrangements entered into from November 20, 1997. The consensus only addresses the date upon which fair value is determined and does not change the accounting based upon fair value as prescribed by FAS 123. We have not entered into any such arrangements subsequent to November 20, 1997.

     Shares issued on the effective date of the contractual agreement are considered outstanding and included in basic and diluted earnings per share computations when issued. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in basic and dilutive earnings per share computation when all necessary conditions have been satisfied by the end of the period. If all necessary conditions have not been satisfied by the end of the period, the number of shares included in the dilutive earnings per share computation is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. The value of the shares of stock awarded as advance discounts is recorded as a deferred cost and included in other intangible assets. The deferred cost is recognized in selling, general and administrative expenses over the period of the contract.

     Impairment of long lived assets. We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In our opinion, other than the write-down of long-lived assets associated with our facilities consolidation, computer operations outsourcing and Express Scripts Vision Corporation, no such impairment existed as of December 31, 1999 or 1998 (see Note 7).

     Derivative financial instruments. We have entered into interest rate swap agreements in order to manage exposure to interest rate risk. We do not hold or issue derivative financial instruments for trading purposes. The interest rate swaps are designated as a hedge of our variable interest rate payments. Amounts received or paid are accrued as interest receivable or payable and as interest income or expense. The fair values of interest rate swap agreements are based on market prices. The fair values represent the estimated amount we would receive/pay to terminate the agreements taking into consideration current interest rates.

     In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The effective date for FAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 1, 1999. However, the FASB has deferred the effective date so that it will begin for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be applicable to our first quarter of fiscal year 2001. Our present interest rate swaps (see Note 6) will be considered cash flow hedges. Accordingly, the change in the fair values of the swaps will be reported on the balance sheet as an asset or liability. The corresponding unrealized gains or losses representing the effective portions of the hedges will be initially recognized in stockholders' equity and other comprehensive income, and subsequently any changes in unrealized gains or losses from the initial measurement dates will be recognized in earnings concurrent with the interest expense on our underlying variable rate debt. If we had adopted FAS 133 as of December 31, 1999, we would have recorded an unrealized gain of $6,867,000 as an asset and an increase in stockholder's equity and other comprehensive income during 1999.

     Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our Credit Facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity. The fair value of the swaps ($6,867,000 asset at December 31, 1999 for both swaps and $7,209,000 liability at December 31, 1998 for our only swap) was based on quoted market prices, which reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts. The fair value of our senior note facility ($255,000,000 at December 31, 1999) was estimated based on quoted market prices.

     Revenue recognition. Revenues from dispensing prescription and non-prescription medical products from our mail pharmacies are recorded upon shipment. Revenue from sales of prescription drugs by pharmacies in our nationwide network and pharmacy claims processing revenues are recognized when the claims are processed. When we dispense pharmaceuticals to members of health benefit plans sponsored by our clients or have an independent contractual obligation to pay our network pharmacy providers for benefits provided to members of our clients' pharmacy benefit plans, we include payments from plan sponsors for these benefits as revenue and ingredient costs or payments to these pharmacy providers in cost of revenues (the "Gross Basis"). If we are only administering the plan sponsors' network pharmacy contracts, or where we dispense pharmaceuticals supplied by one of our clients, we record only the administrative or dispensing fees derived from our contracts with the plan sponsors as revenue (the "Net Basis").

     Management services provided to drug manufacturers include various services relating to administration of a manufacturer rebate program. Revenues relating to these services are recognized as earned based upon detailed drug utilization data. Rebates payable to customers in accordance with the applicable contracts are excluded from revenues and expenses.

     Retail pharmacy and mail pharmacy revenues are recognized based upon actual scripts adjudicated and therefore require no estimation. Amounts remain unbilled for no more than 30 days based upon the contractual billing schedule agreed with the client. At December 31, 1999 and 1998, all unbilled receivables were $416,740,000 and $209,334,000, respectively.

     Cost of revenues. Cost of revenues includes product costs, pharmacy claims payments and other direct costs associated with dispensing prescriptions and non-prescription medical products and claims processing operations, offset by fees received from pharmaceutical manufacturers in connection with our drug purchasing and formulary management programs. We estimate fees receivable from pharmaceutical manufacturers on a quarterly basis converting total prescriptions dispensed to estimated rebatable scripts (i.e., those prescriptions with respect to which we are contractually entitled to submit claims for rebates) multiplied by the contractually agreed manufacturer rebate amount. Estimated fees receivable from pharmaceutical manufacturers are recorded when we determine them to be realizable, and realization is not dependent upon future pharmaceutical sales. Estimates are revised once the actual rebatable scripts are calculated and rebates are billed to the manufacturer.

     Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates.

     Earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The only difference between the number of weighted average shares used in the basic and diluted calculation for all years is stock options and stock warrants we have granted using the "treasury stock" method, amounting to 938,000, 593,000 and 409,000 in 1999, 1998 and 1997, respectively.

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

     Employee stock-based compensation. We account for employee stock options in accordance with Accounting Principles Board No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, we apply the intrinsic value method of accounting and, therefore, do not recognize compensation expense for options granted, because options are only granted at a price equal to market value at the time of grant. During 1996, FAS 123 became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. For companies that choose to continue applying the intrinsic value method, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized (see Note 12).

     Comprehensive income. During 1998, FAS 130, "Reporting Comprehensive Income," became effective for us. FAS 130 requires noncash changes in stockholders' equity be combined with net income and reported in a new financial statement category entitled "comprehensive income." Other than net income, our two components of comprehensive income are changes in the foreign currency translation adjustments and unrealized losses on available-for-sale securities. We have displayed comprehensive income within the Statement of Changes in Stockholders' Equity.

     Segment reporting. During 1998, FAS 131, "Disclosures about Segments of an Enterprise and Related Information," became effective for us. FAS 131 requires that we report certain information, if specific requirements are met, about our operating segments including information about services, geographic areas of operation and major customers. The information is to be derived from the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. Adoption of FAS 131 did not affect our results of operations or our financial position but did affect the disclosure of segment information (see Note 13).

2.       Changes in business

     Acquisition. On April 1, 1999, we completed our acquisition of Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto
Rico) Inc. (collectively, "DPS"), from SmithKline Beecham Corporation and SmithKline Beecham InterCredit BV (collectively, "SB") for approximately $715 million, which includes a purchase price adjustment for closing working capital and transaction costs. We filed an Internal Revenue Code ss.338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible. We used approximately $48 million of our own cash and financed the remainder of the purchase price and related acquisition costs through a $1.05 billion credit facility and a $150 million senior subordinated bridge credit facility (see Note 6).

     The acquisition has been accounted for using the purchase method of accounting. The results of operations of DPS have been included in the consolidated financial statements and pharmacy benefit management ("PBM") segment since April 1, 1999. The purchase price has been preliminarily allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to other intangible assets consisting of customer contracts in the amount of $129,500,000 which are being amortized using the straight-line method over the estimated useful lives of 1 to 20 years and goodwill in the amount of $734,485,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. In conjunction with the acquisition, DPS retained the following liabilities:


(in thousands)
--------------------------------------- -----------------------
Fair value of assets acquired                $     1,010,159
Cash paid for the capital stock                     (714,678)
                                        =======================
         Liabilities retained                $       295,481
                                        =======================

     On April 1, 1998 we acquired all of the outstanding capital stock of Value Health, Inc. and Managed Prescriptions Network, Inc. (collectively known as "ValueRx") from Columbia/HCA Healthcare Corporation ("Columbia") for approximately $460 million in cash (which includes transaction costs and executive management severance costs of approximately $6.7 million and $8.3 million, respectively), approximately $360 million of which was obtained through a five-year bank credit facility (see Note 6) and the remainder from our cash balances and short term investments.

     The acquisition has been accounted for using the purchase method of accounting and the results of operations of ValueRx have been included in the consolidated financial statements and PBM segment since April 1, 1998. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to other intangible assets consisting of customer contracts and non-compete agreements in the amount of $57,653,000 which are being amortized using the straight-line method over the estimated useful lives of 2 to 20 years and goodwill in the amount of $278,113,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. The amortization expense from ValueRx goodwill and customer contracts is non-deductible for income tax purposes. In conjunction with the acquisition, ValueRx and its subsidiaries retained the following liabilities:


 (in thousands)
--------------------------------------------- -----------------------
Fair value of assets acquired                     $        659,166
Cash paid for the capital stock                           (460,137)
                                              =======================
       Liabilities retained                       $        199,029
                                              =======================

     The following unaudited pro forma information presents a summary of our combined results of operations and those of DPS and ValueRx as if the acquisitions had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, other intangible assets, interest expense on acquisition debt and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates, nor are they an indication of trends in future results. Included in the pro forma information are integration costs incurred by us that are being reported within selling, general and administrative expenses in the statement of operations. Additionally, the year ended December 31, 1998 includes the impact of a write-down of assets of $1,092,184,000, $709,920,000 after tax, related to the impairment of DPS's goodwill. If the acquisition of DPS had occurred on January 1, 1998, goodwill on DPS's books would have been eliminated. Therefore, the impairment charge for goodwill would not have existed. Excluding this write-down, our pro forma net income for fiscal year 1998 would have been $30,461,000, or $0.92 per basic share and $0.90 per diluted share.


                                                  Year Ended December 31,
(in thousands, except per share data)         1999             1998
----------------------------------------------------------------------------
Total revenues                               $  4,353,470    $  3,449,649
Income (loss) before extraordinary loss           158,526        (679,459)
Extraordinary loss                                  7,150               -
Net income (loss)                                 151,376        (679,459)
Basic earnings per share
    Before extraordinary loss                        4.39          (20.52)
    Extraordinary loss                               0.20               -
                                             -------------------------------
    Net income (loss)                                4.19          (20.52)
Diluted earnings per share
    Before extraordinary loss                        4.28          (20.16)
    Extraordinary loss                               0.19               -
                                             -------------------------------
    Net income (loss)                                4.09          (20.16)

     Sale of assets. On August 31, 1999, we, along with YourPharmacy.com, Inc. ("YPC"), our wholly-owned subsidiary, entered into an Asset Contribution and Reorganization Agreement (the "Contribution Agreement") with PlanetRx, PRX Holdings, Inc. ("Holdings"), and PRX Acquisition Corp. ("Acquisition Sub"). Pursuant to the Contribution Agreement, YPC agreed to contribute certain operating assets constituting its e-commerce business in prescription and non-prescription drugs and health and beauty aids to Holdings in exchange for 19.9% of the post-initial public offering common equity of Holdings (the "IPO"), and PlanetRx was also to assume certain obligations of YPC. Simultaneously with this transaction, Acquisition Sub was to merge into PlanetRx and PlanetRx shareholders would receive stock in Holdings, which would change its name to "PlanetRx.com Inc." As a result of the transactions, YPC would be a 19.9% shareholder in the new PlanetRx (formerly Holdings), which would conduct business as an Internet pharmacy.

     On October 13, 1999, the transactions described in the Contribution Agreement were consummated, YPC received 10,369,990 unregistered shares, or 19.9%, of the common equity of PlanetRx, and PlanetRx assumed options granted to YPC employees which converted into options to purchase approximately 1.8 million shares of PlanetRx common stock. In connection with the IPO, we also executed a 180 day lock-up agreement that prevents us from selling our shares until April 10, 2000. The consummation of the transaction occurred immediately preceding the closing of PlanetRx's IPO of common stock. Based on the IPO price of $16 per share, YPC received consideration valued at $165,920,000. We recorded a one-time gain (in other income) of $182,930,000 on the transaction, and a one-time stock compensation expense (included in non-recurring expenses) of $19,520,000 relating to the YPC employee stock options. We are accounting for this investment in PlanetRx on the cost method and therefore reporting our investment on the balance sheet under the caption "investment in marketable securities" at fair value in accordance with FAS 115 (see Note 1).

     As part of our agreement, PlanetRx will pay us an annual fee of $11,650,000 and reimbursement for certain expenses of $3,000,000 over a 5 year term, which can be extended to 10 years if we meet certain performance measures. Additionally, we are eligible to receive an incremental fee based upon the number of our members who placed their first order for prescription drug or non-prescription merchandise with PlanetRx. We recorded $2,912,000 of the annual fee and $88,000 of incremental fee in other revenue and we have reduced selling and general administrative expenses by $750,000 for reimbursement of certain expenses relating to our Internet initiative. As of December 31, 1999, we have PlanetRx receivables of $5,732,000.

3.       Contractual agreements

     On December 31, 1995, we entered into a ten-year corporate alliance with Premier Purchasing Partners, L.P. (formerly, American Healthcare Systems Purchasing Partners, L.P., the "Partnership"), an affiliate of Premier, Inc. ("Premier"). Premier is an alliance of health care systems resulting from the merger in 1995 of American Healthcare Systems, Premier Health Alliance and SunHealth Alliance. Under the terms of the transaction, we are Premier's preferred vendor of pharmacy benefit management services to Premier's shareholder systems and their managed care affiliates and will issue shares of our Class A Common Stock as an administrative fee to the Partnership based on the attainment of certain benchmarks, principally related to the number of members receiving our pharmacy benefit management services under the arrangement, and to the achievement of certain joint purchasing goals. In accordance with the terms of the agreement, we issued 454,546 shares of Class A Stock to Premier in May 1996. The shares were valued at $11,250,000 using our closing stock price on December 31, 1995, the date the agreement was consummated, and are being amortized over the then remaining term of the agreement. Amortization expense in 1999, 1998 and 1997 was $1,320,000, $1,164,000 and $1,164,000, respectively. We may be required to issue up to an additional 4,500,000 shares to the Partnership over a period up to the first five years of the agreement if the Partnership exceeds all benchmarks. A calculation is made on April 1 of each year to determine if a stock issuance will be made. Premier has asserted that is has earned additional shares. We disagree with this contention, and we are in discussions with Premier concerning this matter. To date, we have not issued any additional shares. Except for certain exemptions from registration under the Securities Act of 1933 ("the 1933 Act"), any shares issued to the Partnership cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws.

     Effective January 1, 1996, we executed a multi-year contract with The Manufacturers Life Insurance Company ("Manulife"), to introduce pharmacy benefit management services in Canada. Manulife's Group Benefits Division continues to work with ESI Canada to provide these services. Under the terms of the agreement, we are the exclusive third-party provider of pharmacy benefit management services to Manulife's Canadian clients. We will also issue shares of our Class A Common Stock as an advance discount to Manulife based upon achievement of certain volumes of Manulife pharmacy claims we process. No shares will be issued until after the fourth year of the agreement based on volumes reached in years two through four. We anticipate issuing no more than 474,000 shares to Manulife over a period up to the first six years of the agreement. Except for certain exemptions from registration under the 1933 Act, any shares issued to Manulife cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws. In accordance with the terms of the agreement, no stock has been issued since inception.

     If Manulife has not exercised an early termination option at the end of the sixth or tenth year of the agreement, we will issue at each of those times a ten-year warrant as an advance discount to purchase up to approximately 237,000 additional shares of our Class A Common Stock exercisable at 85% of the market price at those times. The actual number of shares for which such warrant is to be issued is based on the volume of Manulife pharmacy claims we process in year six and year ten, respectively.

     Pursuant to an agreement with Coventry Corporation, an operator of health maintenance organizations located principally in Pennsylvania and Missouri, on January 3, 1995, we issued 50,000 shares of Class A Common Stock as an advance discount to Coventry in a private placement. These shares were valued at $13.69 per share, the split-adjusted per share market value of our Class A Common Stock on November 22, 1994, which was the date the agreement was consummated and the obligation of the parties became unconditional. No revision of the consideration for the transaction occurred between November 22, 1994 and January 3, 1995. The shares issued to Coventry were being amortized over a six-year period. However, due to Coventry extending the agreement for only two years, as discussed below, instead of three years, the estimated useful life of the shares issued has been reduced to five years and ended in 1999. Amortization expense was $171,000, $171,000 and $114,000 for each of the years ended December 31, 1999, 1998 and 1997, respectively. Except for certain exemptions from registration under the 1993 Act, these shares cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws.

     Effective January 1, 1998, Coventry renewed the agreement for a two-year term through December 31, 1999. As part of the agreement, we issued warrants as an advance discount to purchase an additional 50,000 shares of our Class A Common Stock, exercisable at 90% of the market value at the time of renewal. During 1998, we expensed the advance discount, which represented 10% of the market value.

     On October 13, 1992, we entered into a five-year arrangement with FHP, Inc. ("FHP") pursuant to which we agreed to provide pharmacy benefit services to FHP and its members. FHP is an operator of health maintenance organizations, principally in the western United States. In February 1997, PacifiCare Health Systems, Inc. ("PacifiCare") completed the acquisition of FHP. As a result of the merger, PacifiCare informed us that it would not enter into a long-term extension of the agreement and reached an agreement with us to phase-out membership starting in July 1997 and continued through March 1998.

     In accordance with the agreement, we commenced providing pharmacy benefit services to FHP and its members on January 4, 1993. On the commencement date and pursuant to the agreement, we issued 400,000 shares of our Class A Common Stock as advance discounts to FHP in a private placement. These shares were valued at $4.13 per share, the split-adjusted per share market value of our Class A shares on October 13, 1992, which was the date the agreement was consummated and the obligations of the parties became unconditional. No revision of the consideration for the transaction occurred between October 13, 1992 and January 4, 1993. The cost of the shares issued to FHP was amortized over a five-year period ending in 1997. No amortization expense was recorded in 1999 or 1998. Amortization expense was $990,000 in 1997.

4.       Related party transactions

     As discussed in Note 3, we have entered into a ten year corporate alliance with Premier. Richard Norling is the Chief Executive Officer of Premier and a member of our Board of Directors. No consideration, monetary or otherwise, has been exchanged between Premier and us between the period September 1997 and December 1999 (the period during which Premier is a related party with us). We may be required to issue additional shares of our Class A Common Stock to Premier as discussed in Note 3.

     Premier is required to promote us as the preferred PBM provider to health care entities, plans and facilities, which participate in Premier's purchasing programs. However, all contractual arrangements to provide services are made directly between these entities and us, at varying terms and independent of any Premier involvement. Therefore, the associated revenues earned and expenses incurred by us are not deemed to be related party transactions. During 1999, the revenues that we derived from services provided to the health care entities participating in Premier's purchasing programs was $107,538,000.

5.       Property and equipment

         Property and equipment, at cost, consists of the following:

                                                       December 31
(in thousands)                                   1999               1998
---------------------------------------------------------- ------------------
Land                                      $       2,051      $      2,051
Building                                          3,076             3,076
Furniture                                        12,873             8,336
Equipment                                        64,204            52,758
Computer software                                55,054            37,412
Leasehold improvements                            9,922             8,275
                                       ------------------- ------------------
                                                147,180           111,908
Less accumulated depreciation and
amortization                                     49,607            34,409
                                       =================== ==================
                                          $      97,573      $     77,499
                                       =================== ==================

6.       Financing

         Long-term debt consists of:

                                                   December 31,     December 31,
(in thousands)                                         1999             1998
--------------------------------------------------------------------------------
Revolving credit facility due March 31, 2005
   with an interest rate of 7.94% at
   December 31, 1999                                $100,000               -
Term credit facility due April 15, 2003                    -        $360,000
Term A loans due March 31, 2005 with an interest
   rate of 7.94% at December 31, 1999               $285,000               -
9.625% Senior  Notes due June 15, 2009
   with an effective interest  rate of 9.7%
   and interest rate lock, net of unamortized
   discount of $1,146                               $250,873               -
                                                  ------------- ----------------
Total debt                                          $635,873        $360,000
Less current maturities                                    -          54,000
                                                  ============= ================
Long-term debt                                      $635,873        $306,000
                                                  ============= ================

     On April 1, 1999, we executed a $1.05 billion credit facility ("Credit Facility") with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company, consisting of $750 million in term loans, including $285 million of Term A loans and $465 million of Term B loans, and a $300 million revolving credit facility. The Credit Facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding PPS, Great Plains Reinsurance Company ("Great Plains"), ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc., and is also secured by 65% of the stock of our foreign subsidiaries. The provisions of the Credit Facility require quarterly interest payments based on several London Interbank Offered Rates ("LIBOR") or base rate options plus an interest rate spread. The Credit Facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.5%, payable in quarterly installments, on the unused portion of the revolving credit facility ($200 million at December 31, 1999). At December 31, 1999, we were in compliance with all covenants associated with the Credit Facility. In January 2000, we paid down the revolving credit facility by $30,000,000.

     Also on April 1, 1999, we executed a $150 million senior subordinated bridge credit facility with Credit Suisse First Boston and Bankers Trust Company. The proceeds from this facility and approximately $890 million in proceeds from the Credit Facility were used to consummate the DPS acquisition (see Note 2) and repay $360 million outstanding under our pre-existing $440 million credit facility. This facility was retired in June 1999, upon the completion of our equity offering (see Note 11).

     On June 16, 1999, we completed the offering of $250 million in Senior Notes, which require interest to be paid semi-annually on June 15 and December
15. The Senior Notes also provide us an opportunity to call the debt at specified rates beginning in June 2004. The net proceeds from the Senior Notes offering, along with a portion of the net proceeds from the equity offering and $23,901,000 of our own cash were used to repay $414,770,000 of the Term B loans. In July 1999, we paid off the remaining Term B principal balance of $50,230,000. As a result of the refinancing of the $440 million credit facility and the repayment of the Term B loans, we recognized a $7,150,000, net of tax, extraordinary loss from the write-off of deferred financing fees. The Senior Notes are unconditionally and joint and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains, ValueRx of Michigan, Inc., Diversified NY IPA, and Diversified Pharmaceutical Services (Puerto Rico). Separate financial statements of the Guarantors are not presented as we have determined them not to be material to investors. Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups.


                                               Express                       Non-Guarantors
(in thousands)                              Scripts, Inc.     Guarantors                      Eliminations     Consolidated
------------------------------------------ ---------------- ---------------- --------------- ---------------- ----------------
As of December 31, 1999
Current assets                               $   549,374      $   506,976      $    10,005     $         -      $ 1,066,355
Property and equipment, net                       39,036           55,386            3,151               -           97,573
Investments in subsidiaries                      725,468                -          152,626        (727,729)         150,365
Intercompany                                     463,438         (388,760)         (74,678)              -                -
Goodwill, net                                        168          976,759            5,569               -          982,496
Other intangible assets, net                      22,458          160,901               61               -          183,420
Other assets                                      13,179              799           (6,729)           (147)           7,102
                                           ================ ================ =============== ================ ================
    Total assets                             $ 1,813,121      $ 1,312,061      $    90,005     $  (727,876)     $ 2,487,311
                                           ================ ================ =============== ================ ================

Current liabilities                          $   527,312      $   563,002      $    10,044     $         -      $ 1,100,358
Long-term debt                                   635,873                -                -               -          635,873
Other liabilities                                 83,365          (16,294)         (15,473)              -           51,598
Stockholders' equity                             566,571          765,353           95,434        (727,876)         699,482
                                           ---------------- ---------------- --------------- ---------------- ----------------
    Total liabilities and stockholders'
       equity                                $ 1,813,121      $ 1,312,061      $    90,005     $  (727,876)     $ 2,487,311
                                           ================ ================ =============== ================ ================

As of December 31, 1998
Current assets                               $   463,818      $   188,978      $     4,111     $         -      $   656,907
Property and equipment, net                       27,375           46,817            3,307               -           77,499
Investments in subsidiaries                       68,198           74,297              264        (142,759)               -
Intercompany                                     363,455         (361,202)          (2,253)              -                -
Goodwill, net                                        210          281,953                -               -          282,163
Other intangible assets, net                      11,770           53,884              111               -           65,765
Other assets                                       1,013           11,969              145               -           13,127
                                           ================ ================ =============== ================ ================
    Total assets                             $   935,839      $   296,696      $     5,685     $  (142,759)     $ 1,095,461
                                           ================ ================ =============== ================ ================

Current liabilities                          $   394,553      $   141,433      $     3,310     $         -      $   539,296
Long-term debt                                   306,000                -                -               -          306,000
Other liabilities                                    779             (251)             (57)              -              471
Stockholders' equity                             234,507          155,514            2,432        (142,759)         249,694
                                           ---------------- ---------------- --------------- ---------------- ----------------
    Total liabilities and stockholders'
       equity                                $   935,839      $   296,696      $     5,685     $  (142,759)     $ 1,095,461
                                           ================ ================ =============== ================ ================


Year ended December 31, 1999
Total revenues                               $ 2,257,952      $ 1,989,016      $    41,136     $         -      $ 4,288,104
Operating expenses                             2,140,144        1,943,207           67,969               -        4,151,320
                                           ---------------- ---------------- --------------- ---------------- ----------------
    Operating income (loss)                      117,808           45,809          (26,833)              -          136,784
Gain on sale of assets                                 -                -          182,930               -          182,930
Interest income (expense)                        (54,700)             292              160               -          (54,248)
                                           ---------------- ---------------- --------------- ---------------- ----------------
    Income before tax provision                   63,108           46,101          156,257               -          265,466
Income tax provision                              34,799           14,901           58,398               -          108,098
                                           ---------------- ---------------- --------------- ---------------- ----------------
    Income before extraordinary loss              28,309           31,200           97,859               -          157,368
Extraordinary loss                                 7,150                -                -               -            7,150
                                           ================ ================ =============== ================ ================
    Net Income                               $    21,159      $    31,200      $    97,859     $         -      $   150,218
                                           ================ ================ =============== ================ ================

Year ended December 31, 1998
Total revenues                               $ 1,646,807      $ 1,167,387      $    10,678     $         -      $ 2,824,872
Operating expenses                             1,584,731        1,139,387           11,520               -        2,735,638
                                           ---------------- ---------------- --------------- ---------------- ----------------
    Operating income (loss)                       62,076           28,000             (842)              -           89,234
Interest income (expense)                        (13,943)             846              103               -          (12,994)
                                           ---------------- ---------------- --------------- ---------------- ----------------
    Income (loss) before tax provision            48,133           28,846             (739)              -           76,240
Income tax provision                              17,903           15,377              286               -           33,566
                                           ================ ================ =============== ================ ================
    Net Income (loss)                        $    30,230      $    13,469      $    (1,025)    $         -      $    42,674
                                           ================ ================ =============== ================ ================

Year ended December 31, 1997
Total revenues                               $ 1,205,085      $    16,107      $     9,442     $         -      $ 1,230,634
Operating expenses                             1,158,490           15,031            8,263               -        1,181,784
                                           ---------------- ---------------- --------------- ---------------- ----------------
    Operating income                              46,595            1,076            1,179               -           48,850
Interest income (expense)                          5,821                -               35               -            5,856
                                           ---------------- ---------------- --------------- ---------------- ----------------
    Income before tax provision                   52,416            1,076            1,214               -           54,706
Income tax provision                              20,352              417              508               -           21,277
                                           ================ ================ =============== ================ ================
    Net Income                               $    32,064      $       659      $       706     $         -      $    33,429
                                           ================ ================ =============== ================ ================

         The following represents the schedule of current maturities for our long-term debt (in thousands):


Year Ended December 31,
---------------------------- -----------------------
2000                              $              -
2001                                        42,750
2002                                        57,000
2003                                        57,000
2004                                        62,700
                              =======================
                                  $        219,450
                              =======================

     To manage our interest rate risk we entered into an interest rate swap agreement ("swap") with The First National Bank of Chicago, a subsidiary of Bank One Corporation, on April 3, 1998. At December 31, 1999 and 1998, the swap had a notional principal amount of $306 million and $360 million, respectively. Under the terms of the swap, we agreed to receive a floating rate of interest on the amount of the term loan facility based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 5.88% per annum. The notional principal amount of the swap began amortizing at $27 million in April 1999, increasing to $36 million in April 2000, to $45 million in April 2001 and to $48 million in April 2002. As a result, we have, in effect, converted $306 million of our variable rate debt under the Credit Facility to fixed rate debt at 5.88% per annum for the first four years of the Credit Facility, plus the interest rate spread of 2.0%.

     On June 17, 1999, we entered into an interest rate swap agreement with Bankers Trust Company. The swap will not become effective until April 2000 and carried no notional principal amount as of December 31, 1999. Under the terms of the agreement, we agreed to receive a floating rate of interest on the notional principal amount based on a three-month LIBOR rate in exchange for payment of a fixed rate of interest of 6.25% per annum. Beginning in April 2000, the notional principal amount will be $15 million and will increase semi-annually up to an approximate $137 million in October 2002. For the remainder of the agreement's term, the notional principal amount will amortize until the agreement termination in April 2005. When the swap becomes effective, we will, in effect, convert the notional principal amount of our variable rate debt under our Credit Facility to fixed rate debt at 6.25% per annum plus the interest rate spread.

     During 1999, we entered into an interest rate lock with Bankers' Trust Company related to our offering of $250 million Senior Notes. Upon issuance of the Senior Notes, we received $2,135,000, which is being amortized over the term of the Senior Notes. During 1999, interest expense was reduced by $116,000.

7.       Corporate restructuring

     During the second quarter of 1999, we recorded a pre-tax restructuring charge of $9,400,000 associated with the consolidation of our Plymouth, Minnesota facility into our Bloomington, Minnesota facility. In December 1999, the associated accrual was reduced by $2,301,000, primarily as a result of subleasing a portion of the unoccupied space. The consolidation plan includes the relocation of all employees at the Plymouth facility to the Bloomington facility that began in August 1999 and will end in the third quarter of 2000.
Included in the restructuring charge are anticipated cash expenditures of approximately $4,823,000 for lease termination fees and rent on unoccupied space (which payments will continue through April 2001, when the lease expires) and anticipated non-cash charges of approximately $2,276,000 for the write-down of leasehold improvements and furniture and fixtures. The restructuring charge does not include any costs associated with the physical relocation of the employees.

     During December 1999, we recorded a pre-tax restructuring charge of $2,633,000 associated with the outsourcing of our computer operations to EDS. The principal actions of the plan included cash expenditures of approximately $2,148,000 for the transition of 51 employees to the outsourcer and the elimination of contractual obligations of ValueRx which had no future economic benefit to us, and non-cash charges of approximately $485,000 due to the reduction in the carrying value of certain capitalized software to its net realizable value. Completion of this plan will occur during the first quarter of 2000 when all cash payments will be made.

     Also in December 1999, we recorded a pre-tax restructuring charge of $969,000 associated with restructuring our PPS majority-owned subsidiary and the purchase of the remaining PPS Common Stock from management. The charge consists of cash expenditures of $559,000 relating to stock compensation expense and $410,000 of severance payments to 9 employees (of which $133,000 was paid during December 1999). This plan was completed in January 2000.

     During the second quarter of 1998, we recorded a pre-tax restructuring charge of $1,651,000 associated with closing the non-PBM service operations of its wholly-owned subsidiary, PhyNet, Inc., and transferring certain functions of our Vision Corporation to another vision care provider. The restructuring plan consisted of $416,000 of cash charges associated with the severance of 61 employees and non-cash charges of $1,235,000 relating to the write-down of long-lived assets no longer providing us benefit. We completed the remainder of the restructuring actions during the third quarter of 1999.

                                                                   Balance at                                   Balance at
                                         1998          1998       December 31,        1999          1999       December 31,
(in thousands)                          Charges       Usage           1998         Additions       Usage           1999
------------------------------------- ------------ ------------- ---------------- ------------- ------------- ----------------
Non-cash
Write-down of long-lived assets        $    1,235   $      704      $      531     $    2,761    $    3,264      $       28
Cash
Employee transition costs                     416          184             232          2,558           365           2,425
Stock compensation                              -            -               -            559             -             559
Lease termination fees and rent                 -            -               -          4,823         4,318             505
                                      ============ ============= ================ ============= ============= ================
                                       $    1,651   $      888      $      763     $   10,701    $    7,947      $    3,517
                                      ============ ============= ================ ============= ============= ================

     All of the restructuring charges which include tangible assets to be disposed of are written down to their net realizable value, less cost of disposal. We expect recovery to approximate its cost of disposal. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary from such estimates.


8.       Income taxes

         The income tax provision consists of the following:

                                                   Year Ended December 31,
(in thousands)                                1999             1998            1997
--------------------------------------------------------------------------------------
Current provision:
   Federal                                $   26,933      $   20,171      $   19,048
   State                                       4,190           3,049           2,779
   Foreign                                       758             278             284
                                       ---------------- --------------- --------------
      Total current provision                 31,881          23,498          22,111
                                       ---------------- --------------- --------------
Deferred provision:
   Federal                                    68,627           8,694            (714)
   State                                       7,590           1,374            (120)
                                       ---------------- --------------- --------------
      Total deferred provision                76,217          10,068            (834)
                                       ================ =============== ==============
Total current and deferred provision      $  108,098      $   33,566      $   21,277
                                       ================ =============== ==============

         Income taxes included in the Consolidated Statement of Operations are:

                                                          Year Ended December 31,
(in thousands)                                          1999          1998          1997
--------------------------------------------------------------------------------------------
Continuing operations                              $  108,098    $   33,566     $   21,277
Extraordinary loss on early retirement of debt         (4,492)            -              -
                                                  ============== ============= =============
                                                   $  103,606        33,566         21,277
                                                  ============== ============= =============

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 1999, 1998 and 1997 is immaterial):

                                                   Year Ended December 31,
                                               1999        1998        1997
--------------------------------------------------------------------------------
Statutory federal income tax rate              35.0%       35.0%       35.0%
State taxes, net of federal benefit             3.6         3.8         3.8
Non-deductible amortization of goodwill and
   customer contracts                           1.8         4.9         -
Other, net                                      0.3         0.3         0.1
                                              ==================================
Effective tax rate                             40.7%       44.0%       38.9%
                                              ==================================

     The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:

                                                               December 31,
(in thousands)                                            1999          1998
-------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for bad debts                           $    5,744    $    8,013
   Inventory costing capitalization and reserves            185           684
   Accrued expenses                                      23,864        34,170
   Depreciation and property differences                  7,112         6,808
   Non-compete agreements                                 2,008           933
   Net operating loss carryforward                        7,829             -
   Unrealized loss on investments                         6,000             -
   Other                                                    508            17
                                                   ----------------------------
     Gross deferred tax assets                           53,250        50,625
Deferred tax liabilities:
   Gain on sale of assets                               (62,987)            -
   Goodwill and customer contract amortization           (7,942)            -
   Other                                                   (985)         (462)
                                                   ----------------------------
     Gross deferred tax liabilities                     (71,914)         (462)
                                                   ----------------------------

Net deferred tax (liabilities) assets                $  (18,664)   $   50,163
                                                   ============================

9.       Commitments and contingencies

     We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. Rental expense under the office and distribution facilities leases in 1999, 1998 and 1997 was $11,147,000, $3,876,000 and $2,272,000, respectively. The future minimum lease payments due under noncancellable operating leases is as follows (in thousands):


  Year Ended December 31,
-----------------------------------------------
           2000                 $     11,359
           2001                       10,653
           2002                        9,998
           2003                        9,806
           2004                        9,887
        Thereafter                    34,479
                            ===================
                                $     86,182
                            ===================

     For  the  year  ended  December  31,  1999,   approximately  78.7%  of  our
pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available and that no other concentration risks exist at December 31, 1999.

     In the ordinary course of business (which includes the business conducted by DPS and ValueRx prior to acquiring them on April 1, 1999 and April 1, 1998, respectfully), various legal proceedings, investigations or claims pending have arisen against us and our subsidiaries (ValueRx and DPS continue to be a party to proceedings that arose prior to their April 1, 1998 and April 1, 1999 respective acquisition dates). The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in our opinion, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending are not expected to materially affect our consolidated financial position, results of operations, or cash flows.

10.      Employee benefit plans

     Retirement savings plan. We offer all of our full-time employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees may elect to enter a written salary deferral agreement under which a maximum of 12% of their salary (effective January 1, 2000 maximum deferral is 15%), subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. We match the first $2,000 of the employee's contribution for the year. Effective January 1, 2000, we will match 100% of the first 4% of the employees' compensation contributed to the Plan. For the years ended December 1999, 1998 and 1997, we made contributions of approximately $3,604,000, $1,751,000 and $909,000, respectively.

     Employee stock purchase plan. In December 1998, our Board of Directors approved an employee stock purchase plan, effective March 1, 1999, that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our Class A Common Stock. Participating employees may elect to contribute up to 10% of their salary to purchase common stock at the end of each six month participation period at a purchase price equal to 85% of the fair market value of our Class A Common Stock at the end of the participation period. During 1999, approximately 10,000 shares of our Class A Common Stock were issued under the plan. Class A Common Stock reserved for future employee purchases under the plan is 240,000 at December 31, 1999.

     Deferred compensation plan. In December 1998, the Compensation Committee of the Board of Directors approved a non-qualified deferred compensation plan (the "Executive Deferred Compensation Plan"), effective January 1, 1999, that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 1999, our annual contribution was equal to 6% of each participant's total annual compensation, with 25% being invested in our Class A Common Stock and the remaining being allocated to a variety of investment options. As a result of the implementation, we accrued as compensation expense $224,000 in 1999 and $797,000 in 1998 as a past service contribution which is equal to 8% of each participant's total annual cash compensation for the period of the participant's past service with us in a senior executive capacity. At December 31, 1999, 50,000 shares of Class A Common Stock have been reserved for future plan contributions.

11.      Common stock

     The holders of Class A Common Stock have one vote per share, and the holders of Class B Common Stock have ten votes per share. NYLIFE HealthCare Management, Inc. ("NYLIFE HealthCare"), an indirect subsidiary of New York Life Insurance Company, is the sole holder our of Class B Common Stock. Class B Common Stock converts into Class A Common Stock on a share-for-share basis upon transfer (other than to New York Life or its affiliates) and is convertible at any time at the discretion of the holder. At December 31, 1999, NYLIFE HealthCare and the holders of Class A Common Stock have control over approximately 86.2% and 13.8%, respectively, of the combined voting power of all classes of Common Stock.

     In June 1999, we consummated our offering of 5,175,000 shares of our Class A Common Stock at a price of $61 per share. The net proceeds of $299,378,000 were used to retire the $150 million senior subordinated bridge credit facility and a portion of the Term B loans under the $1.05 billion credit facility (see
Note 6).

     As of December 31, 1999, we had repurchased a total of 475,000 shares of our Class A Common Stock under the open-market stock repurchase program we announced on October 25, 1996, although no repurchases occurred during 1999. Our Board of Directors approved the repurchase of up to 1,700,000 shares, and placed no limit on the duration of the program. Future purchases, if any, will be in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to certain restrictions on stock repurchases contained in our $1.05 billion credit facility and the Indenture covering our Senior Notes. During 1999, we used approximately 10,000 shares previously purchased under this program to satisfy obligations under our employee stock option program (see Note 10).

     As of December 31, 1999, approximately 10,555,000 shares of our Class A Common Stock has been reserved for issuance to organizations with which we have signed contractual agreements (see Note 3) and for employee benefit plans (see
Note 10).

     In October 1998, we announced a two-for-one stock split of our Class A and Class B Common Stock for stockholders of record on October 20, 1998, effective October 30, 1998. The split was effected in the form of a dividend by issuance of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share have been adjusted for the stock split except on the Consolidated Balance Sheet and the Consolidated Statement of Changes in Stockholders' Equity.

12.      Stock-based compensation plans

     At December 31, 1999, we had three fixed stock-based compensation plans, which are described below.

     In April 1992, we adopted a stock option plan that we amended and restated in 1995 and amended in 1999, which provides for the grant of nonqualified stock options and incentive stock options to our officers and key employees selected by the Compensation Committee of the Board of Directors. Initially, a maximum of 1,400,000 shares of Class A Common Stock could be issued under the plan. That amount increased to a maximum of 2,380,000 shares, with no employee being able to receive options to purchase more than 800,000 shares.

     In June 1994, the Board of Directors adopted the Express Scripts, Inc. 1994 Stock Option Plan, also amended and restated in 1995 and amended in 1997, 1998 and 1999. Reflecting the increase as of January 1, 2000, a total of 3,305,354 shares of our Class A Common Stock have been reserved for issuance under this plan. That amount will increase annually, effective January 1, commencing on January 1, 2000 and ending January 1, 2004, by 1% of our total outstanding shares of Class A and Class B Common Stock on such date. Under either plan, the exercise price of the options may not be less than the fair market value of the shares at the time of grant. The Compensation Committee has the authority to establish vesting terms, and typically provides that the options vest over a five-year period from the date of grant. The options may be exercised, subject to a ten-year maximum, over a period determined by the Committee.

     In April 1992, we also adopted a stock option plan that was amended and restated in 1995 and amended in 1996 and 1999 that provides for the grant of nonqualified stock options to purchase 48,000 shares to each director who is not an employee of ours or our affiliates. In addition, the second amendment to the plan gave each non-employee director who was serving in such capacity as of the date of the second amendment the option to purchase 2,500 additional shares. The second amendment options will vest over three years. A maximum of 384,000 shares of Class A Common Stock may be issued under this plan at a price equal to fair market value at the date of grant. The plan provides that the options vest over a two-, three- or five-year period from the date of grant depending upon the circumstances of the grant.

     We apply APB 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our stock options plans. Had compensation cost for our stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by FAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. Note that due to the adoption of the methodology prescribed by FAS 123, the pro forma results shown below only reflect the impact of options granted in 1999, 1998 and 1997. Because future options may be granted and vesting typically occurs over a five year period, the pro forma impact shown for 1999, 1998 and 1997 is not necessarily representative of the impact in future years.


(in thousands, except per share data)          1999        1998       1997
-------------------------------------------------------------------------------
Net income
   As reported                             $  150,218  $  42,674   $  33,429
   Pro forma                                  142,753     38,585      32,034

Basic earnings per share
   As reported                                 $ 4.16     $ 1.29      $ 1.02
   Pro forma                                     3.95       1.16        0.98

Diluted earnings per share
   As reported                                 $ 4.06     $ 1.27      $ 1.01
   Pro forma                                     3.86       1.14        0.97


     The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                          1999            1998            1997
--------------------------------------------------------------------------------
Expected life of option                2-7 years       2-7 years      2-7 years
Risk-free interest rate                 4.6-6.3%        4.1-5.9%       5.7-6.6%
Expected volatility of stock              59%             44%            40%
Expected dividend yield                   None            None           None


     A summary of the status of our three fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below.

                                                  1999                         1998                         1997
                                    -------------------------------------------------------------------------------------------
                                                   Weighted-Average               Weighted-Average             Weighted-Average
                                                      Exercise                     Exercise Price                 Exercise
(share data in thousands)                Shares        Price             Shares      Price           Shares         Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year             2,780     $ 28.02           1,702     $ 17.21            1,677     $ 12.56
Granted                                        843       60.43           1,866       40.65              602       22.78
Exercised                                    (196)       30.28           (133)       14.71            (529)        8.80
Forfeited/cancelled                          (141)       50.35           (655)       38.82             (48)       17.56
                                      =============               =============                 ============
Outstanding at end of year                   3,286       35.24           2,780       28.02            1,702       17.21
                                      =============               =============                 ============

Options exercisable at year end              1,391                         800                          641
Weighted-average fair value of
  Options granted during the year          $ 32.40                     $ 18.07                       $ 9.91


     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                           Options Outstanding                                Options Exercisable
                       ------------------------------------------------------------    ----------------------------------

      Range of
   Exercise Prices           Number         Weighted-Average                                Number         Weighted-
   (share data in        Outstanding at        Remaining        Weighted-Average         Exercisable        Average
     thousands)             12/31/99        Contractual Life     Exercise Price          at 12/31/99     Exercise Price
---------------------- ------------------- ------------------- --------------------    ----------------- ----------------
   $  3.25 - 16.50                  728                4.55                $11.74               643              $11.34
     17.00 - 28.41                  716                7.21                 22.60               341               21.20
     28.50 - 42.39                  683                8.27                 34.72               227               33.04
     51.63 - 55.13                  875                9.53                 53.00               110               55.13
     65.25 - 88.56                  284                9.34                 73.97                70               65.69
                       ===================                                             =================
   $  3.25 - 88.56                3,286                7.64                 35.24             1,391               23.50
                       ===================                                             =================


13.      Segment information

     We are organized on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services (defined in Note 1 "organization and operations"). We manage the pharmacy benefit within an operating segment that encompasses a fully-integrated PBM service. The remaining three operating service lines (IVTx, Specialty Distribution and Vision) have been aggregated into a non-PBM reporting segment.

The following table presents information about the reportable segments for the years ended December 31:


(in thousands)                                    PBM        Non-PBM      Total
--------------------------------------------------------- ------------ ---------
1999
Total revenues                               $4,222,294      $65,810  $4,288,104
Depreciation and amortization expense (1)        71,156          711      71,867
Interest income                                   5,761            1       5,762
Interest expense (1)                             60,001            9      60,010
Income before income taxes                      259,182        6,284     265,466
Total assets                                  2,479,746        7,565   2,487,311
Capital expenditures                             35,895        1,063      36,958
--------------------------------------------------------- ------------ ---------
1998
Total revenues                               $2,765,111      $59,761  $2,824,872
Depreciation and amortization expense (1)        25,466          983      26,449
Interest income                                   7,235            1       7,236
Interest expense (1)                             20,218           12      20,230
Income before income taxes                       70,107        6,133      76,240
Total assets                                  1,068,715       26,746   1,095,461
Capital expenditures                             23,432          421      23,853
--------------------------------------------------------- ------------ ---------
1997
Total revenues                               $1,191,173      $39,461  $1,230,634
Depreciation and amortization expense (1)         9,704          766      10,470
Interest income                                   6,080            1       6,081
Interest expense (1)                                209           16         225
Income before income taxes                       52,529        2,177      54,706
Total assets                                    385,330       17,178     402,508
Capital expenditures                             10,782        2,235      13,017
--------------------------------------------------------- ------------ ---------

(1) The amortization expense for deferred financing fees ($2,241 in 1999 and $609 in 1998) is included in interest expense on the Consolidated Statement of Operations and in depreciation and amortization on the Consolidated Statement of Cash Flows. The amortization expense on stock compensation expense ($77 in 1999) is included in depreciation and amortization on the Consolidated Statement of Operations and in stock compensation expense on the Consolidated Statement of Cash Flows.

14.      Quarterly financial data (unaudited)


                                                                               Quarters
                                               -------------------------------------------------------------------------
(in thousands, except per share data)                First           Second(1)           Third            Fourth(2)
---------------------------------------------- ------------------ ----------------- ----------------- ------------------
Fiscal 1999
Total revenues                                      $   899,087        $   996,749       $ 1,083,496       $ 1,308,772
Cost of revenues                                        823,647            869,989           958,987         1,174,282
Selling, general and administrative                      46,440             81,897            78,761            87,096
Operating income                                         29,000             35,463            45,748            26,573
  Extraordinary loss on early retirement of
    debt                                                      -             (6,597)             (553)                -
                                               ================== ================= ================= ==================
Net income                                          $    13,543        $       421       $    16,995       $   119,259
                                               ================== ================= ================= ==================

Basic earnings per share
  Before extraordinary item                         $     0.41         $     0.20        $     0.46        $     3.10
  Extraordinary loss on early retirement of
    debt                                                     -              (0.19)            (0.02)                -
                                               ================== ================= ================= ==================
  Net income                                        $     0.41         $     0.01        $     0.44        $     3.10
                                               ================== ================= ================= ==================

Diluted earnings per share
  Before extraordinary item                         $     0.40         $     0.20        $     0.45        $     3.03
  Extraordinary loss on early retirement of
    debt                                                     -              (0.19)            (0.02)                -
                                               ================== ================= ================= ==================
  Net income                                        $     0.40         $     0.01        $     0.43        $     3.03
                                               ================== ================= ================= ==================


(1) Includes the acquisition of DPS effective April 1, 1999. Also includes a non-recurring operating charge of $9,400 ($5,773 after tax). Excluding this amount, our basic and diluted earnings per share before extraordinary items would have been $0.38 and $0.37, respectively.
(2) Includes non-recurring operating charges and a one time non operating gain of $20,821 ($12,415 after tax) and $182,903 ($112,037 after tax), respectively. Excluding these amounts, our basic and diluted earnings per share before extraordinary items would have been $0.51 and $0.50, respectively.


                                                                               Quarters
                                               -------------------------------------------------------------------------
(in thousands, except per share data)                First           Second(1)           Third             Fourth
---------------------------------------------- ------------------ ----------------- ----------------- ------------------
Fiscal 1998
Total revenues                                      $   371,362        $   807,406       $   807,319       $   838,784
Cost of revenues                                        338,492            743,557           738,544           764,403
Selling, general and administrative                      18,826             39,266            43,153            47,745
Operating income                                         14,044             22,932            25,622            26,636
                                               ================== ================= ================= ==================
Net income                                          $     9,878        $     9,568       $    11,303       $    11,924
                                               ================== ================= ================= ==================

Basic earnings per share                            $     0.30         $     0.29        $     0.34        $     0.36
                                               ================== ================= ================= ==================

Diluted earnings per share                          $     0.29         $     0.28        $     0.34        $     0.35
                                               ================== ================= ================= ==================

(1) Includes the acquisition of ValueRx effective April 1, 1998. Also includes a non-recurring operating charge of $1,651 ($1,002 after tax). Excluding this charge, our basic and diluted earnings per share would have been $0.32 and $0.31, respectively.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10 - Directors and Executive Officers of the Registrant

     The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement") under the heading "I. Election of Directors"; provided that the Compensation Committee Report on Executive Compensation and the performance graph contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.


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


                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report

     (1) Financial Statements

     The following report of independent accountants and our consolidated financial statements are contained in this Report on the page indicated

                                                          Page No. In
                                                           Form 10-K

  Report of Independent Accountants                           38

  Consolidated Balance Sheet as of
      December 31, 1999 and 1998                              39

  Consolidated Statement of Operations
      for the years ended December 31, 1999,
      1998 and 1997                                           40

  Consolidated Statement of Changes in
      Stockholders' Equity for the years ended
      December 31, 1999, 1998 and 1997                        41

  Consolidated Statement of Cash Flows for
      the years ended December 31, 1999,
      1998 and 1997                                           42

  Notes to Consolidated Financial Statements                  43

      (2) The following financial statement schedule is contained in this Report on the page indicated.

                                                          Page No. In
Financial Statement Schedule:                             Form 10-K

      VIII.  Valuation and Qualifying Accounts
             and Reserves for the years ended
             December 31, 1997, 1998 and 1999                  68

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)  List of Exhibits

          See Index to Exhibits on pages 69 - 75

(b)  Reports on Form 8-K


  (i)      On  October  27,  1999,  we filed a  Current
           Report on Form 8-K, dated October 14, 1999 under Item 2 and 5, regarding our asset contribution and reorganization agreement with PlanetRx.com, Inc.

  (ii)     On  October  29,  1999,  we filed a  Current
           Report on Form 8-K,  dated  October 20, 1999
           under  Items  5 and  7,  regarding  a  press
           release  we  issued   concerning  our  third
           quarter 1999 financial performance.

  (iii)    On  December  16,  1999,  we filed a Current
           Report on Form 8-K,  dated December 16, 1999
           under Item 5 regarding a Dow Jones news wire
           issued  concerning  our  expected  growth in
           2000,   integration   progress   and   other
           matters.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EXPRESS SCRIPTS, INC.


March 27, 2000                    By: /s/ Barrett A. Toan
                                      Barrett A. Toan, President
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                               Date


/s/ Barrett A. Toan         President,                          March 27, 2000
Barrett A. Toan             Chief Executive
                            Officer and Director

/s/ George Paz              Senior Vice President and           March 27, 2000
George Paz                  Chief Financial Officer


/s/ Joseph W. Plum          Vice President and                  March 27, 2000
Joseph W. Plum              Chief Accounting Officer


/s/ Howard I. Atkins        Director                            March 22, 2000
Howard I. Atkins


/s/ Stuart L. Bascomb       Executive Vice President -          March 27, 2000
Stuart L. Bascomb           Sales and Provider Relations
                            and Director


                            Director                            March __, 2000
Gary G. Benanav


/s/ Frank J. Borelli        Director                            March 22, 2000
Frank J. Borelli


/s/ Judith E. Campbell      Director                            March 21, 2000
Judith E. Campbell


/s/ Barbara B. Hill         Director                            March 21, 2000
Barbara B. Hill


/s/ Richard M. Kernan, Jr.  Director                            March 21, 2000
Richard M. Kernan, Jr.


/s/ Richard A. Norling      Director                            March 22, 2000
Richard A. Norling


/s/ Frederick J. Sievert    Director                            March 22, 2000
Frederick J. Sievert


/s/ Stephen N. Steinig      Director                             March 22, 2000
Stephen N. Steinig


                            Director                            March __, 2000
Seymour Sternberg


/s/ Howard L. Waltman       Director                            March 27, 2000
Howard L. Waltman


/s/ Gary E. Wendlant        Director                            March 22, 2000
Gary E. Wendlant


/s/ Norman Zachary          Director                            March 22, 2000
Norman Zachary



                              EXPRESS SCRIPTS, INC.
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1997, 1998 and 1999

        Col. A                Col. B                     Col. C                     Col. D             Col. E
                                                        Additions
                                                       -----------
                              Balance           Charges          Charges                               Balance
                                at             to Costs         to Other                               at End
                             Beginning            and              and                                   of
      Description            of Period         Expenses         Accounts         (Deductions)          Period
----------------------      -----------      ------------     ------------       ------------        ----------
Allowance for Doubtful
Accounts Receivable
Year Ended 12/31/97        $  2,335,145     $   3,680,409    $            -     $    1,213,991     $   4,801,563
Year Ended 12/31/98        $  4,801,563     $   4,583,008    $    9,570,069(1)  $    1,148,356     $  17,806,284
Year Ended 12/31/99        $ 17,806,284     $   4,989,041    $     (937,616)(2) $    4,576,997     $  17,280,712


(1)  Represents the opening balance sheet for our April 1, 1998 acquisition of ValueRx.
(2)  Represents the opening balance sheet adjustment for ValueRx and the opening balance sheet for our April 1, 1999 acquisition of
     DPS.


                                INDEX TO EXHIBITS
            (Express Scripts, Inc. - Commission File Number 0-20199)


Exhibit
Number          Exhibit

2.1**          Stock  Purchase  Agreement  by and among  Columbia/HCA
               Healthcare Corporation, VH Holdings, Inc., Galen Holdings, Inc. and Express Scripts, Inc., dated as of February 19, 1998, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed March 2, 1998.

2.2 First Amendment to Stock Purchase Agreement by and among Columbia/HCA Healthcare Corporation, VH Holdings, Inc., Galen Holdings, Inc. and Express Scripts, Inc., dated as of March 31, 1998, and related Exhibits incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed April 14, 1998.

2.3**          Stock  Purchase  Agreement  by and  among  SmithKline
               Beecham Corporation, SmithKline Beecham InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed February 18, 1999.

2.4            Asset  Contribution and  Reorganization  Agreement dated
               August 31, 1999 by and among PlanetRx.com, Inc., PRX Holdings, Inc., PRX Acquisition, Corp., YourPharmacy.com, Inc., and Express Scripts, Inc. (incorporated by reference to the Exhibit No. 2.1 to PlanetRx's Registration Statement on Form S-1, as amended (Registration Number 333-82485)).

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit No. 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

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

4.2            Indenture, dated as of June 16, 1999, among the Company,
               Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Registration Statement on Form S-4 filed August 4, 1999 (No. 333-83133) (the "S-4 Registration Statement").

4.3*           Supplemental Indenture, dated as of October 6, 1999, to
               Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein.

4.4            Registration  Rights  Agreement,  dated  as of June 11,
               1999, among the Company, Credit Suisse First Boston Corporation and Deutsche Bank Securities Inc., incorporated by reference to Exhibit No. 4.2 to the Company's S-4 Registration Statement.

10.1***        Stock Agreement  (Initial Shares) entered into as of
               December 31, 1995, between the Company and American Healthcare Purchasing Partners, L.P., incorporated by reference to Exhibit No. 10.61 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.2*** Stock Agreement (Membership Shares) entered into as of December 31, 1995, between the Company and American Healthcare Purchasing Partners, L.P., incorporated by reference to Exhibit No. 10.62 to the Company's Annual Report on Form 10-K for the year ending 1995.

10.3           Quota-Share Reinsurance Agreement executed as of August
               15, 1994, between New York Life Insurance Company and Great Plains Reinsurance Company, incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

10.4 Amendment No. 1 to Quota-Share Reinsurance Agreement dated as of September 13, 1994, between New York Life Insurance Company and Great Plains Reinsurance Company, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

10.5           Agreement  dated May 7, 1992,  between the Company and
               New York Life Insurance Company, incorporated by reference to Exhibit No. 10.26 to the Registration Statement.

10.6           Lease Agreement dated March 3, 1992, between Riverport,
               Inc. and Douglas Development Company--Irvine Partnership in commendam and the Company, incorporated by reference to Exhibit No. 10.21 to the Registration Statement.

10.7 First Amendment to Lease dated as of December 29, 1992, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.8 Second Amendment to Lease dated as of May 28, 1993, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.9           Third Amendment to Lease entered into as of October 15,
               1993, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.69 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.10 Fourth Amendment to Lease dated as of March 24, 1994, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.11          Fifth Amendment to Lease made and entered into June 30,
               1994, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.12          Sixth  Amendment to Lease made and entered into January
               31, 1995, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.13 Seventh Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.14 Eighth Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.15 Ninth Amendment to Lease dated as of February 19, 1999, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.29 to the Company's Annual Report on Form 10-K/A for the year ending 1998.

10.16          Single-Tenant  Lease-Net  entered  into as of June  30,
               1993, between James M. Chamberlain, Trustee of Chamberlain Family Trust dated September 21, 1979, and the Company, incorporated by reference to Exhibit No. 10.16 to the Company's Form 10-Q for the quarter ending June 30, 1993.

10.17          First Amendment to Single-Tenant Lease-Net entered into
               as of November 12, 1993, by and between James M. Chamberlain, Trustee of Chamberlain Family Trust, and the Company, incorporated by reference to Exhibit No. 10.74 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.18 Earth City Industrial Office/Warehouse Lease Agreement dated as of August 19, 1996, by and between the Company and Louis Siegfried Corporation, incorporated by reference to Exhibit No.
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1996.

10.19          Lease  Agreement  dated  as of June 12,  1989,  between
               Michael D. Brockelman and James S. Gratton, as Trustees under agreement dated April 17, 1980, and Health Care Services, Inc., an indirect subsidiary of the Company, incorporated by reference to Exhibit No. 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.20          Lease  Agreement  dated as of March 22,  1996,  between
               Ryan Construction Company of Minnesota, Inc., and ValueRx Pharmacy Program, Inc., an indirect subsidiary of the Company, incorporated by reference to Exhibit No. 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.21          Lease  Extension  and Amendment  Agreement  dated as of
               July 24, 1998, between Faith A. Griefen and ValueRx Pharmacy Program, Inc., an indirect subsidiary of the Company, incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.22          Office Lease dated as of August 14, 1998 by and between
               Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.23 Second Lease Amendment dated as of December 31, 1998 by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.37 to the Company's Annual Report on Form 10-K/A for the year ending December 31, 1998.

10.24****      Express  Scripts,   Inc.  1992  Stock  Option  Plan,
               incorporated   by   reference   to  Exhibit  No.   10.23  to  the
               Registration Statement.

10.25****      Express  Scripts,  Inc. Stock Option Plan for Outside
               Directors, incorporated by reference to Exhibit No. 10.24 to the Registration Statement.

10.26****      Express  Scripts,   Inc.  1994  Stock  Option  Plan,
               incorporated  by reference  to Exhibit No. 10.4 to the  Company's
               Quarterly  Report on Form 10-Q for the  quarter  ending  June 30,
               1994.

10.27****      Amended and  Restated  Express  Scripts,  Inc.  1992
               Employee Stock Option Plan,  incorporated by reference to Exhibit
               No. 10.78 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.28****      First Amendment to Express Scripts,  Inc. Amended and
               Restated  1992 Stock  Option Plan  incorporated  by  reference to
               Exhibit D to the Company's Proxy Statement dated April 22, 1999.

10.29****      Second Amendment to Express Scripts, Inc. Amended and
               Restated  1992 Stock  Option Plan  incorporated  by  reference to
               Exhibit F to the Company's Proxy Statement dated April 22, 1999.

10.30****      Amended and Restated  Express  Scripts,  Inc.  Stock
               Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.31****      First Amendment to Express Scripts,  Inc. Amended and
               Restated   1992  Stock   Option   Plan  for   Outside   Directors
               incorporated  by  reference to Exhibit A to the  Company's  Proxy
               Statement dated April 9, 1996.

10.32****      Second Amendment to Express Scripts, Inc. Amended and
               Restated   1992  Stock   Option   Plan  for   Outside   Directors
               incorporated  by  reference to Exhibit G to the  Company's  Proxy
               Statement dated April 22, 1999.

10.33****      Amended and Restated Express Scripts, Inc. 1994 Stock
               Option Plan incorporated by reference to Exhibit No. 10.80 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.34****      First Amendment to Express Scripts,  Inc. Amended and
               Restated  1994 Stock  Option Plan  incorporated  by  reference to
               Exhibit A to the Company's Proxy Statement dated April 16, 1997.

10.35****      Second Amendment to Express Scripts, Inc. Amended and
               Restated  1994 Stock  Option Plan  incorporated  by  reference to
               Exhibit A to the Company's Proxy Statement dated April 21, 1998.

10.36****      Third Amendment to Express Scripts,  Inc. Amended and
               Restated  1994 Stock  Option Plan,  incorporated  by reference to
               Exhibit C to the Company's Proxy Statement dated April 22, 1999.

10.37****      Fourth Amendment to Express Scripts, Inc. Amended and
               Restated  1994 Stock  Option Plan,  incorporated  by reference to
               Exhibit E to the Company's Proxy Statement dated April 22, 1999.

10.38****      Form of Severance  Agreement  dated as of January 27,
               1998, between the Company and each of the following  individuals:
               Stuart L. Bascomb, Thomas M. Boudreau,  Robert W. Davis, Linda L.
               Logsdon,  David A.  Lowenberg,  George  Paz,  Terrence  D.  Arndt
               (agreement dated as of May 26, 1999), Mabel Chen (agreement dated as of Novemebr 23, 1999) and Mark O. Johnson (agreement dated as of May 26, 1999) incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending
               December 31, 1997.

10.41          Senior  Subordinated Credit Agreement dated as of April
               1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston, as Lead Arranger and Administrative Agent and BT Alex. Brown Incorporated, as Co-Arranger, incorporated by reference to Exhibit No. 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.42          Senior  Subordinated  Subsidiary  Guaranty  dated as of
               April 1, 1999, in favor of Credit Suisse First Boston as Administrative Agent and the Lenders listed in the Senior Subordinated Credit Agreement, by the following parties: Managed Prescription Network, Inc., Value Health, Inc., IVTx, Inc., Express Scripts Vision Corp., ESI/VRx Sales Development Co., HealthCare Services, Inc., MHI, Inc., ValueRx, Inc., ValueRx Pharmacy Program, Inc., Diversified Pharmaceutical Services, Inc., incorporated by reference to Exhibit No. 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.43          Credit  Agreement  dated as of April 1, 1999  among the
               Company, the Lenders listed therein, Credit Suisse First Boston as lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BETWEEN Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as co-Documentation Agent, incorporated by reference to Exhibit No.
               10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.44          Amendment No.1 to Credit Agreement dated as of April 1,
               1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No.
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.45          Amendment  No. 2 to Credit  Agreement dated as of April
               1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.46 Amendment No. 3 and Waiver to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.47 Subsidiary Guaranty dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties: Managed Prescription Network, Inc., Value Health, Inc., IVTx, Inc., Express Scripts Vision Corp., ESI/VRx Sales Development Co., HealthCare Services, Inc., MHI, Inc., ValueRx, Inc., ValueRx Pharmacy Program, Inc., Diversified Pharmaceutical Services, Inc., ESI OnLine, Inc., incorporated by reference to Exhibit No.
               10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.48          Company  Pledge Agreement dated as of April 1, 1999, by
               the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, incorporated by reference to Exhibit No. 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.49 Subsidiary Pledge Agreement dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties:
               ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc., incorporated by reference to Exhibit No. 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.50          International  Swap Dealers  Association,  Inc.  Master
               Agreement dated as of April 3, 1998, between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit No. 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.51          Swap  Transaction  Confirmation  Agreement  between the
               Company and Bankers Trust Company dated June 17, 1999, incorporated by reference to Exhibit No. 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.52****      Express  Scripts,  Inc.  Employee Stock Purchase Plan
               incorporated  by  reference  to Exhibit No. 4.1 to the  Company's
               Registration Statement on Form S-8 filed December 29, 1998.

10.53****      Express Scripts, Inc. Executive Deferred Compensation
               Plan incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-8 filed February 16,
               1999.

10.54****      Employment  Agreement  effective as of April 1, 1999,
               between  Barrett  A.  Toan  and  the  Company,   incorporated  by
               reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

10.55          Agreement  dated  August 31, 1999 by and among  Express
               Scripts, Inc. and PlanetRx.com, Inc., including form of Provider Agreement, incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K dated October 14, 1999 (filed on October 27, 1999).

10.56 Amended and Restated Investor's Rights Agreement dated as of June 3, 1999, (incorporated by reference to the Exhibit No.
               4.2 to PlanetRx's Registration Statement on Form S-1, as amended (Registration Number 333-82485)).

10.57          Amendment  of Amended and  Restated  Investor's  Rights
               Agreement   dated  as  of  October   13,   1999  by  and  between
               PlanetRx.com, Inc. and YourPharmacy.com, Inc. (incorporated by reference to Exhibit 4 to Schedule 13D dated October 21, 1999 filed October 22, 1999) filed by Express Scripts, Inc. with respect to PlanetRx.com, Inc. (File No. 000-27437).

12.1*          Computation of Ratios of Earnings to Fixed Charges.

21.1*          List of Subsidiaries.

23.1*          Consent of PricewaterhouseCoopers LLP.

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).



*    Filed herein.
** The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
*** Confidential treatment granted for certain portions of these exhibits. **** Management contract or compensatory plan or arrangement.