Form 10-Q
period 2000-03-31
EXPRESS SCRIPTS INC
filed 2000-05-10
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000.

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


Common stock outstanding as of April 30, 2000:     22,830,236  Shares Class A
                                                   15,020,000  Shares Class B


                              EXPRESS SCRIPTS, INC.
                                      INDEX

                                                                    Page Number

Part I

   Financial Information                                                      3

   Item 1.  Financial Statements (unaudited)

            a) Consolidated Balance Sheet                                     3

            b) Consolidated Statement of Operations                           4

            c) Consolidated Statement of Changes
               in Stockholders' Equity                                        5

            d) Consolidated Statement of Cash Flows                           6

            e) Notes to Consolidated Financial Statements                     7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risks                                                     16

Part II

   Other Information

   Item 1.  Legal Proceedings                                                17

   Item 2.  Changes in Securities and Use of Proceeds - (Not Applicable)

   Item 3.  Defaults Upon Senior Securities - (Not Applicable)

   Item 4.  Submission of Matters to a Vote of Security Holders -
             (Not Applicable)

   Item 5.  Other Information - (Not Applicable)

   Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                   19

Index to Exhibits                                                            20


--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1.       Financial Statements


                              EXPRESS SCRIPTS, INC.
                      Unaudited Consolidated Balance Sheet


                                                                                      March 31,          December 31,
(in thousands)                                                                          2000                 1999
                                                                                   ----------------     ----------------
Assets
Current assets:
   Cash and cash equivalents                                                         $   131,547          $   132,630
   Receivables, less allowance for doubtful
      accounts of $17,546 and $17,281, respectively                                      720,587              783,086
   Inventories                                                                            77,426              113,248
   Deferred taxes                                                                         26,400               32,248
   Prepaid expenses                                                                        3,504                5,143
                                                                                   ----------------     ----------------
        Total current assets                                                             959,464            1,066,355
Investment in marketable securities                                                       82,961              150,365
Property and equipment, less accumulated depreciation and amortization                   104,216               97,573
Goodwill, less accumulated amortization                                                  970,081              982,496
Other intangible assets, less accumulated amortization                                   176,348              183,420
Other assets                                                                               7,993                7,102
                                                                                   ================     ================
        Total assets                                                                 $ 2,301,063          $ 2,487,311
                                                                                   ================     ================

Liabilities and Stockholders' Equity Current liabilities:
   Claims and rebates payable                                                        $   779,444          $   850,630
   Accounts payable                                                                       98,047              112,731
   Accrued expenses                                                                      126,879              136,997
                                                                                   ----------------     ----------------
        Total current liabilities                                                      1,004,370            1,100,358
Long-term debt                                                                           605,839              635,873
Other liabilities                                                                         31,918               51,598
                                                                                   ----------------     ----------------
        Total liabilities                                                              1,642,127            1,787,829
                                                                                   ----------------     ----------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
   Class A Common Stock, $0.01 par value, 150,000,000 shares authorized,
      24,008,000 and 23,981,000 shares issued and outstanding, respectively                  240                  240
   Class B Common Stock, $0.01 par value, 31,000,000 shares authorized,
      15,020,000 shares issued and outstanding                                               150                  150
   Additional paid-in capital                                                            419,926              418,921
   Accumulated other comprehensive income                                                (51,594)              (9,521)
   Retained earnings                                                                     317,972              296,540
                                                                                   ----------------     ----------------
                                                                                         686,694              706,330
   Class A Common Stock in treasury at cost, 1,008,000 and 465,000
      shares, respectively                                                               (27,758)              (6,848)
                                                                                   ----------------     ----------------
        Total stockholders' equity                                                       658,936              699,482
                                                                                   ================     ================
        Total liabilities and stockholders' equity                                   $ 2,301,063          $ 2,487,311
                                                                                   ================     ================

See accompanying Notes to Consolidated Financial Statements



                                                 EXPRESS SCRIPTS, INC.
                                    Unaudited Consolidated Statement of Operations


                                                                   Three Months Ended
                                                                       March 31,
(in thousands, except per share data)                         2000                 1999
                                                         ----------------       ----------------
Revenues:
   Revenues                                                $ 1,472,540          $   899,087
   Other revenues                                                2,969                    -
                                                         ----------------       ----------------
                                                             1,475,509              899,087
Cost and expenses:
   Cost of revenues                                          1,343,063              823,647
   Selling, general and administrative                          83,371               46,440
                                                         ----------------       ----------------
                                                             1,426,434              870,087
                                                         ----------------        ----------------
Operating income                                                49,075               29,000
                                                         ----------------       ----------------
Interest income (expense):
   Interest income                                               1,381                1,393
   Interest expense                                            (14,201)              (6,222)
                                                         ----------------       ----------------
                                                               (12,820)              (4,829)
                                                         ----------------       ----------------
Income before income taxes                                      36,255               24,171
Provision for income taxes                                      14,823               10,628
                                                         ================       ================
Net income                                                 $    21,432          $    13,543
                                                         ================       ================

Basic earnings per share                                   $      0.56          $     0.41
                                                         ================       ================
Weighted average number of common shares
   outstanding during the period - Basic EPS                    38,540               33,211
                                                         ================       ================

Diluted earnings per share                                 $      0.55          $     0.40
                                                         ================       ================
Weighted average number of common shares
   outstanding during the period - Diluted EPS                  39,206               34,154
                                                         ================       ================

See accompanying Notes to Consolidated Financial Statements



                              EXPRESS SCRIPTS, INC.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity

                                 Number of Shares                                         Amount
                                -------------------   ------------------------------------------------------------------------------
                                                                                      Accumulated
                                Class A   Class B     Class A   Class B   Additional     Other
                                 Common    Common     Common    Common     Paid-in   Comprehensive  Retained    Treasury
(in thousands)                   Stock     Stock       Stock     Stock     Capital      Income       Earnings     Stock      Total
------------------------------- --------- ---------   --------- --------- ---------- -------------- ----------- ---------- ---------
Balance at December 31, 1999      23,981    15,020     $   240   $   150   $418,921   $   (9,521)    $296,540    $(6,848)  $699,482
                                --------- ---------   --------- --------- ---------- -------------- ----------- ---------- ---------
  Comprehensive income:
    Net income                         -         -           -         -          -            -       21,432          -     21,432
    Other comprehensive
income,
     Foreign currency
translation
       adjustment                      -         -           -         -          -          (14)           -          -        (14)
     Unrealized loss on
       investment, net of tax
        benefits of $25,344            -         -           -         -          -      (42,059)           -          -    (42,059)
                                --------- ---------   --------- --------- ---------- -------------- ----------- ---------- ---------
  Comprehensive income                 -         -           -         -          -      (42,073)      21,432          -    (20,641)
  Repurchase of Class A
    Common Stock                       -         -           -         -          -            -            -    (20,910)   (20,910)
  Common stock issued under
    employee plans                    21         -           -         -        780            -            -          -        780
  Exercise of stock options            6         -           -         -        168            -            -          -        168
  Tax benefit relating to
    employee stock options             -         -           -         -         57            -            -          -         57
                                --------- ---------   --------- --------- ---------- -------------- ----------- ---------- ---------
Balance at March 31, 2000         24,008    15,020     $   240   $   150   $419,926   $  (51,594)    $317,972    $(27,758) $658,936
                                ========= =========   ========= ========= ========== ============== =========== ========== =========

See accompanying Notes to Consolidated Financial Statements


                                                 EXPRESS SCRIPTS, INC.
                                    Unaudited Consolidated Statement of Cash Flows


                                                                          Three Months Ended
                                                                              March 31,
(in thousands)                                                        2000                 1999
                                                                 ---------------     ----------------
Cash flows from operating activities:
   Net Income                                                      $    21,432         $    13,543

   Adjustments to reconcile net income to net cash
     provided operating activities:
        Depreciation and amortization                                   22,153               8,685
        Deferred income taxes                                           11,588               1,545
        Bad debt expense                                                 2,599               1,592
        Tax benefit relating to employee stock options                      57               1,571
        Net changes in operating assets and liabilities                  2,847             (30,744)
                                                                 ---------------     ----------------
Net cash provided by (used in) operating activities                     60,676              (3,808)
                                                                 ---------------     ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                 (11,723)             (5,677)
                                                                 ---------------     ----------------
Net cash (used in) investing activities                                (11,723)             (5,677)
                                                                 ---------------     ----------------

Cash flows from financing activities:
   Repayment of long-term debt                                         (30,000)                  -
   Repurchase of Class A Common Stock                                  (20,910)                  -
   Other, net                                                              888               2,722
                                                                 ---------------     ----------------
Net cash (used in) provided by financing activities                    (50,022)              2,722
                                                                 ---------------     ----------------

Effect of foreign currency translation adjustment                          (14)                 12
                                                                 ---------------     ----------------

Net decrease in cash and cash equivalents                               (1,083)             (6,751)
Cash and cash equivalents at beginning of period                       132,630             122,589
                                                                 ===============     ================
Cash and cash equivalents at end of period                         $   131,547         $   115,838
                                                                 ===============     ================

See accompanying Notes to Consolidated Financial Statements


EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in our opinion, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to consolidated financial statements included in our Annual Report on Form 10-K for the Year Ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000.

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2000, the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2000, and 1999, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2000, and the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2000, and 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note 2 - Receivables

     As of March 31, 2000 and December 31, 1999, unbilled receivables were $356,951,000 and $416,740,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

Note 3 - Earnings Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The only difference between the number of weighted average shares used in the basic and diluted calculation for all years is stock options and stock warrants we granted using the "treasury stock" method.

Note 4 - Acquisition

     On April 1, 1999, we completed our acquisition of Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto
Rico) Inc. (collectively, "DPS"), from SmithKline Beecham Corporation and SmithKline Beecham InterCredit BV (collectively, "SB") for approximately $715 million, which includes a purchase price adjustment for closing working capital and transaction costs. We filed an Internal Revenue Code ss.338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible. We used approximately $48 million of our own cash and financed the remainder of the purchase price and related acquisition costs.

     The acquisition has been accounted for using the purchase method of accounting. The results of operations of DPS have been included in the consolidated financial statements and pharmacy benefit management ("PBM") segment since April 1, 1999. The purchase price has been preliminarily allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to other intangible assets consisting of customer contracts in the amount of $129,500,000 which are being amortized using the straight-line method over the estimated useful lives of 1 to 20 years and goodwill in the amount of $730,773,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. In conjunction with the acquisition, DPS retained the following liabilities:

(in thousands)
-------------------------------------------------------------
Fair value of assets acquired              $     1,006,028
Cash paid for the capital stock                   (714,678)
                                      =======================
         Liabilities retained              $       291,350
                                      =======================

     The following unaudited pro forma information presents a summary of our combined results of operations and those of DPS as if the acquisition had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, other intangible assets, interest expense on acquisition debt and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it an indication of trends in future results.

                                              Three Months Ended
                                                  March 31,
(in thousands, except per share data)                1999
-------------------------------------------------------------------
Total revenues                                      $    964,453
Net income                                                14,720
Basic earnings per share                                    0.44
Diluted earnings per share                                  0.43

Note 5 - Marketable Securities

     All investments not included in a money market fund are accounted for under Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income in stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

     At March 31, 2000 and December 31, 1999, available-for-sale securities totaled $82,961,000 and $150,365,000, respectively, with related gross unrealized losses, net of taxes of $42,059,000 and $9,555,000, respectively. These unrealized losses are considered to be temporary, thus are reported as a component of other comprehensive income in stockholders' equity. These investments consist of shares of PlanetRx.com, Inc. common stock.

Note 6 - Financing

     Our Senior Notes are unconditionally and joint and severally guaranteed by our wholly-owned domestic subsidiaries other than Practice Patterns Sciences, Inc., Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. Separate financial statements of the Guarantors are not presented as we have determined them not to be material to investors. Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. As of January 1, 2000, we undertook an internal corporate reorganization to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx Pharmacy Program, Inc. ("ValueRx"), and to create several new entities to house certain activities, including Express Scripts Specialty Distribution Services, Inc. ("SDS") and ESI Mail Pharmacy Services, Inc. ("ESI MPS"). Consequently, the assets, liabilities and operations of ValueRx are incorporated into those of the issuer, Express Scripts, Inc. and the assets, liabilities and operations of SDS and ESI MPS are incorporated into those of the Guarantors for 2000.


                                                Express                      Non-Guarantors
(in thousands)                               Scripts, Inc.     Guarantors                      Eliminations    Consolidated
------------------------------------------- ---------------- --------------- ---------------- --------------- ----------------
As of March 31, 2000
Current assets                                $   794,115      $   156,783     $     8,566      $         -     $   959,464
Property and equipment, net                        88,748           10,775           4,693                -         104,216
Investments in subsidiaries                       725,468                -           2,261         (727,729)              -
Investments in marketable securities                    -                -          82,961                           82,961
Intercompany                                      585,654         (570,505)        (15,149)               -               -
Goodwill, net                                     258,400          706,274           5,407                -         970,081
Other intangible assets, net                       67,746          108,556              46                -         176,348
Other assets                                       14,747              564          (7,171)            (147)          7,993
                                            ================ =============== ================ =============== ================
    Total assets                              $ 2,534,878      $   412,447     $    81,614      $  (727,876)    $ 2,301,063
                                            ================ =============== ================ =============== ================

Current liabilities                           $   657,450      $   338,083     $     8,837      $         -     $ 1,004,370
Long-term debt                                    605,839                -               -                -         605,839
Other liabilities                                  72,433                2         (40,517)               -          31,918
Stockholders' equity                            1,199,156           74,362         113,294         (727,876)        658,936
                                            ---------------- --------------- ---------------- --------------- ----------------
    Total liabilities and stockholders'
       equity                                 $ 2,534,878      $   412,447     $    81,614      $  (727,876)    $ 2,301,063
                                            ================ =============== ================ =============== ================

As of December 31, 1999
Current assets                                $   549,374      $   506,976     $    10,005      $         -     $ 1,066,355
Property and equipment, net                        39,036           55,386           3,151                -          97,573
Investments in subsidiaries                       725,468                -           2,261         (727,729)              -
Investments in marketable securities                    -                -         150,365                          150,365
Intercompany                                      463,438         (388,760)        (74,678)               -               -
Goodwill, net                                         168          976,759           5,569                -         982,496
Other intangible assets, net                       22,458          160,901              61                -         183,420
Other assets                                       13,179              799          (6,729)            (147)          7,102
                                            ================ =============== ================ =============== ================
    Total assets                              $ 1,813,121      $ 1,312,061     $    90,005      $  (727,876)    $ 2,487,311
                                            ================ =============== ================ =============== ================

Current liabilities                           $   527,312      $   563,002     $    10,044      $         -     $ 1,100,358
Long-term debt                                    635,873                -               -                -         635,873
Other liabilities                                  83,365          (16,294)        (15,473)               -          51,598
Stockholders' equity                              566,571          765,353          95,434         (727,876)        699,482
                                            ---------------- --------------- ---------------- --------------- ----------------
    Total liabilities and stockholders'
       equity                                 $ 1,813,121      $ 1,312,061     $    90,005      $  (727,876)    $ 2,487,311
                                            ================ =============== ================ =============== ================

Three months ended March 31, 2000
Total revenues                                $   906,852      $   563,281     $     5,376      $         -     $ 1,475,509
Operating expenses                                881,169          538,678           6,587                -       1,426,434
                                            ---------------- --------------- ---------------- --------------- ----------------
    Operating income (loss)                        25,683           24,603          (1,211)               -          49,075
Interest income (expense), net                    (12,816)              (2)             (2)               -         (12,820)
                                            ---------------- --------------- ---------------- --------------- ----------------
    Income (loss) before tax effect                12,867           24,601          (1,213)               -          36,255
Income tax provision (benefit)                      5,243           10,062            (482)               -          14,823
                                            ================ =============== ================ =============== ================
    Net income (loss)                         $     7,624      $    14,539     $      (731)     $         -     $    21,432
                                            ================ =============== ================ =============== ================

Three months ended March 31, 1999
Total revenues                                $   493,545      $   401,878     $     3,664      $         -     $   899,087
Operating expenses                                466,356          400,698           3,033                -         870,087
                                            ---------------- --------------- ---------------- --------------- ----------------
    Operating income                               27,189            1,180             631                -          29,000
Interest income (expense), net                     (4,939)              66              44                -          (4,829)
                                            ---------------- --------------- ---------------- --------------- ----------------
    Income before tax effect                       22,250            1,246             675                -          24,171
Income tax provision                                8,451            1,894             283                -          10,628
                                            ================ =============== ================ =============== ================
    Net income (loss)                         $    13,799      $      (648)    $       392      $         -     $    13,543
                                            ================ =============== ================ =============== ================

Note 7 - Restructuring

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

     During December 1999, we recorded a pre-tax restructuring charge of $2,633,000 associated with the outsourcing of our computer operations to EDS. The principal actions of the plan included cash expenditures of approximately $2,148,000 for the transition of 51 employees to the outsourcer and the elimination of contractual obligations of ValueRx, which had no future economic benefit to us, and non-cash charges of approximately $485,000 due to the reduction in the carrying value of certain capitalized software to its net realizable value. We expect to complete this plan during the second quarter of 2000 when remaining cash payments will be made.

     Also in December 1999, we recorded a pre-tax restructuring charge of $969,000 associated with restructuring our Practice Patterns Science, Inc. ("PPS") majority-owned subsidiary and the purchase of the remaining PPS Common Stock from management. The charge consists of cash expenditures of $559,000 relating to stock compensation expense and $410,000 of severance payments to 9 employees (of which $133,000 was paid during December 1999). This plan was completed in January 2000.



                                        Balance at                                  Balance at
                                       December 31,        2000         2000         March 31,
(in thousands)                             1999         Additions       Usage          2000
------------------------------------- ---------------- ------------- ------------ ----------------
Non-cash
Write-down of long-lived assets          $       28     $        -    $        -     $       28
Cash
Employee transition costs                     1,592              -         1,592              -
Stock compensation                              559              -           559              -
Termination fees and rent                     1,338              -           113          1,225
                                      ================ ============= ============ ================
                                         $    3,517     $        -    $    2,264     $    1,253
                                      ================ ============= ============ ================

     All of the restructuring charges which include tangible assets to be disposed of are written down to their net realizable value, less cost of disposal. We expect recovery to approximate its cost of disposal. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary from such estimates.

Note 8 - Common Stock

     As of March 31, 2000, we have repurchased a total of 1,018,000 shares of our Class A Common Stock under the stock repurchase program that we announced on October 25, 1996, 543,000 shares of which were repurchased during the first quarter of 2000. Our Board of Directors approved the repurchase of up to 2,500,000 shares, and placed no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

Note 9 - Segment Reporting

     We are organized on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. We manage the pharmacy benefit within an operating segment that encompasses a fully-integrated PBM service. The remaining two operating service lines (IVTx and Specialty Distribution) have been aggregated into a non-PBM reporting segment.

     The following table presents information about the reportable segments for the three months ended March 31:

(in thousands)                      PBM         Non-PBM        Total
-----------------------------------------------------------------------
2000
Total revenues                  $ 1,454,241   $  21,268    $1,475,509
Income before income taxes           31,064       5,191        36,255
-----------------------------------------------------------------------
1999
Total revenues                  $   884,436   $  14,651    $  899,087
Income before income taxes           22,660       1,511        24,171



Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     In this Item 2, "we," "us," "our" and the "Company" refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission ("SEC") and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to:

o   risks associated with the implementation of our Internet strategy

o   risks associated with the integration of ValueRx and DPS

o   risks associated with our leverage and debt service obligations

o   risks associated with our ability to manage and maintain internal growth

o competition, including price competition, competition in the bidding and proposal process and our ability to consummate contract negotiations with prospective clients

o   the possible termination of contracts with certain key clients or providers

o   the   possible   loss   of   relationships   with   pharmaceutical
    manufacturers, or changes in pricing, discount, rebate or other practices of pharmaceutical manufacturers

o   adverse results in litigation

o adverse results in regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

o developments in the healthcare industry, including the impact of increases in health care costs, changes in drug utilization patterns and introductions of new drugs

o   dependence on key members of management

o our relationship with New York Life Insurance Company, which possesses voting control of us

o   other risks described from time to time in our filings with the SEC

     We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     During the first quarter of 2000 we continued to execute our growth strategy of generating sales to new clients, expanding the services provided to existing clients and developing new products and services for sale to existing clients and pharmaceutical manufacturers. As previously disclosed, on April 1, 1999, we acquired Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto Rico) Inc. (collectively, "DPS"), from SmithKline Beecham Corporation ("SmithKline Beecham") and SmithKline Beecham InterCredit BV for approximately $715 million, which includes a purchase price adjustment for closing working capital and transaction costs. Consequently, our operating results include those of DPS from April 1, 1999. The net assets acquired from DPS have been preliminarily recorded at their estimated fair value, resulting in $730,773,000 of goodwill that is being amortized over 30 years. This acquisition has been accounted for under the purchase method of accounting.

     The acquisition of DPS increased our membership base to approximately 38.5 million members, excluding the 9.5 million members served under the United HealthCare ("UHC") contract, as of March 31, 2000 from approximately 23 million lives as of March 31, 1999. We have one of the largest managed care membership bases of any pharmacy benefit management ("PBM") company. Although our membership counts are based on eligibility data provided by our clients, they necessarily involve some estimates, extrapolations and approximations. As one example, some plan designs allow for family coverage under a single identification number, and we make assumptions about the average number of persons per family in calculating the membership covered by such plans. Because these assumptions may vary between PBMs, membership counts may not be comparable between our competitors and us. However, we believe our membership count provides a reasonable estimation of the population we serve, and can be used as one measure of our growth.

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

         Non-PBM revenues are derived from:

o The sale of pharmaceuticals for and the provision of infusion therapy services through our subsidiary IVTx, Inc., doing business as Express Scripts Infusion Services

o Administrative fees received from drug manufacturers for the dispensing or distribution of their pharmaceuticals requiring special handling or packaging through our Express Scripts Specialty Distribution Services subsidiary

RESULTS OF OPERATIONS

REVENUES


                                            Three Months Ended March 31,
(in thousands)                              2000     Increase       1999
-----------------------------------------------------------------------------
PBM Gross Basis revenues           $    1,377,468       56.8%  $  878,254
PBM Net Basis revenues                     73,804    1,093.9%       6,182
Other revenues                              2,969          nm           -
                                  ----------------------------------------
  Total PBM revenues               $    1,454,241       64.4%  $  884,436
  Non-PBM revenues                         21,268       45.2%      14,651
                                  ========================================
    Total revenues                 $    1,475,509       64.1%  $  899,087
                                  ========================================

nm  = not meaningful

     Our growth in PBM Gross Basis revenues during the first quarter of 2000 over 1999 is primarily due to increased member utilization and higher drug ingredient costs resulting from price increases for existing drugs, new drugs introduced into the marketplace and the conversion of DPS clients to our network. Our growth in PBM Net Basis revenues during the first quarter of 2000 over 1999 is the result of our acquisition of DPS.

     Revenues for network pharmacy claims and network pharmacy claims processed increased $404,554,000, or 62.8%, and 43,990,000, or 122.1%, respectively, during the first quarter of 2000 over 1999. The average revenue per network pharmacy claim decreased 26.7% from the first quarter of 1999 primarily due to the acquisition of DPS, as DPS records revenue on the Net Basis which substantially reduces the average revenue per network pharmacy claim. Excluding DPS, the average revenue per network pharmacy claim increased 22.3% over the first quarter of 1999.

     Revenues for mail pharmacy services during the first quarter of 2000 increased $160,393,000, or 68.9%, over first quarter of 1999 as a result of the growth in mail pharmacy claims processed of 1,236,000 claims, or 54.2%, during the same period. These increases are primarily due to increased utilization by existing members as well as the addition of new members having high mail utilization. For the three months ended March 31, 2000 the average revenue per mail pharmacy claim increased 9.5% over the three months ended March 31, 1999 primarily due to higher drug ingredient costs as stated above.

     The increase in revenue for non-PBM services in the first quarter of 2000 is primarily due to additional volume within our Specialty Distribution Services subsidiary resulting from a new contract that took effect during the fourth quarter of 1999.


COST AND EXPENSES

                                                     Three Months Ended March 31,
(in thousands)                                    2000        Increase        1999
----------------------------------------------------------------------------------------

PBM                                        $    1,328,864       63.6%  $  812,092
  Percentage of total PBM revenues                  91.4%                   91.8%
Non-PBM                                            14,199       22.9%      11,555
  Percentage of non-PBM revenues                    66.8%                   78.9%
                                           ---------------------------------------
Cost of revenues                                1,343,063       63.1%     823,647
  Percentage of total revenues                      91.0%                   91.6%

Selling, general and administrative                64,381       60.1%      40,218
  Percentage of total revenues                       4.4%                    4.5%

Depreciation and amortization(1)                   18,990      205.2%       6,222
  Percentage of total revenues                       1.3%                    0.7%

                                           =======================================
Total cost and expenses                    $    1,426,434       63.9%  $  870,087
                                           =======================================
  Percentage of total revenues                      96.7%                   96.8%

     (1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $2,577 and $2,265 for the three months ended March 31, 2000 and 1999, respectively.

     Our cost of revenues for PBM services as a percentage of total PBM revenues decreased slightly in the first quarter of 2000 from 1999 primarily due to the acquisition of DPS, as DPS records revenues under the Net Basis. In future periods, we expect the gross margin percentage will continue to be somewhat higher than in prior periods until we convert DPS clients to our pharmacy networks. As this conversion occurs, we will record revenues for converted clients on the Gross Basis and we anticipate that the gross margin percentage will then begin to decline, although profitability is not expected to be adversely affected by these changes.

     Cost of revenues for non-PBM services decreased as a percentage of non-PBM revenues for the first quarter of 2000 from 1999 primarily due to additional volume of business within our Specialty Distribution Services subsidiary, where we record as revenue our administrative fee for distributing pharmaceutical products held on consignment for manufacturers. The subsidiary was also able to derive operating cost efficiencies as a result of the higher volume from its new contract.

     Selling, general and administrative expenses, excluding depreciation and amortization, increased $24,163,000 or 60.1%, in the first quarter of 2000 over 1999. However, as a percentage of total revenue, selling, general and administrative expenses decreased slightly to 4.4%. The increase in 2000 is primarily due to our acquisition of DPS, costs incurred during the integration of DPS and ValueRx ($2,629,000 in the first quarter of 2000 and $1,587,000 in the first quarter of 1999), costs incurred in funding our Internet initiatives and expenditures required to expand the operational and administrative support functions to enhance management of the pharmacy benefit. During the first
quarter  of  2000  and  1999,  we   capitalized   $3,420,000   and   $1,081,000,
respectively, in new systems development costs related to integration.

     Depreciation and amortization substantially increased for the three months ended March 31, 2000 over 1999 due to the acquisition of DPS. During 2000, we have recorded amortization expense for goodwill and other intangible assets of $16,476,000 compared to $4,277,000 in 1999. The remaining increases in 2000 were primarily due to integration, expanding our operations and enhancing our information systems to better serve our clients.

INTEREST INCOME (EXPENSE), NET

     The $7,979,000, or 128.2% increase for the quarter ended March 31, 2000 over the 1999 interest expense is due to the debt incurred to purchase DPS on April 1, 1999.

PROVISION FOR INCOME TAXES

     Our effective tax rate for continuing operations decreased to 40.9% for the first quarter of 2000 from 44.0% for the first quarter of 1999 primarily due to the reduction in the non-deductible goodwill and customer contract amortization expense associated with the ValueRx acquisition as a percentage of income before income taxes. The goodwill and customer contract amortization for the DPS acquisition is deductible for income tax purposes due to the filing of an Internal Revenue Code ss.338(h)(10) election.

NET INCOME AND EARNINGS PER SHARE

     Our net income increased $7,889,000, or 58.3%, for the first quarter of 2000 over 1999. Basic and diluted weighted average shares outstanding for the first quarter of 2000 increased 36.6% and 37.5%, respectively, over the first quarter of 1999. The increase for both basic and diluted shares outstanding is primarily related to our offering of 5,175,000 shares of our Class A Common Stock in June 1999, slightly offset by the repurchase of 543,000 shares of our Class A Common Stock during the first quarter of 2000 under the open-market stock repurchase program (see "--Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2000, net cash provided by operations increased $64,484,000 to $60,676,000 from net cash used of $3,808,000 in 1999. This increase is primarily due to bringing our inventory levels back down to our normal operating levels after increasing our inventory during the fourth quarter of 1999 by approximately $30,000,000 for our mail pharmacies' anticipation of potentially higher demand due to our members' Year 2000 concerns.

     Days sales outstanding ("DSO") decreased to 31.5 days at March 31, 2000 from 37.0 days at March 31, 1999. Gross revenues must be used to calculate the days sales outstanding due to the impact of the Gross Basis versus the Net Basis of recording revenues, as discussed in "--Overview" and "-- Revenues." The accounts receivable balance includes the cost of the pharmaceutical dispensed, which may not be included in revenues, as required by generally accepted accounting principles, based on the contractual terms embedded in client and pharmacy contracts. The following table presents our days sales outstanding for the years ended:


                                               Three Months Ended March 31,
(in thousands)                                 2000                  1999
-------------------------------------------------------------------------------
Total revenues                             $    1,475,509        $     899,087
Client/pharmacy pass through                      795,979              232,962
                                          ================      ===============
Total                                      $    2,271,488        $   1,132,049
                                          ================      ===============

Average monthly gross receivables          $      786,595        $     465,424
                                          ================      ===============

DSO                                                 31.5                  37.0
                                          ================      ===============


     Our allowance for doubtful accounts has increased $265,000 or 1.5% to $17,546,000 at March 31, 2000 from $17,281,000 at December 31, 1999. As a percentage of at risk receivables (i.e., receivables for which we have a corresponding contractual obligation to pay the applicable retail pharmacy), the allowance for doubtful accounts is 2.9% at March 31, 2000 compared to 2.6% at December 31, 1999.

     We previously announced that we anticipated our cash flow from operations will be temporarily reduced by approximately $20,000,000 due to the termination of the United HealthCare contract during the third quarter of 2000. We are currently discussing with UHC a revision to the previously announced transition plan, which, if implemented, could extend the transition period and cause the temporary cash reduction to occur after the third quarter of 2000. The effect of any such extension would be to reduce the maximum amount of the reduction and spread the effect over a longer period of time, thereby reducing the effect in any one quarter. We expect to primarily fund the termination of the United HealthCare contract in 2000 with operating cash flow. We will continue to utilize our operating cash flows for future debt prepayments, stock repurchases, integration costs, Internet initiatives and other normal operating cash needs as we deem appropriate.

     Our capital expenditures for the three months ended March 31, 2000 increased $6,046,000 or 106.5% over 1999 primarily due to integration related activities as a result of our acquisitions, our concerted effort to invest in our information technology to enhance the services provided to our clients and the continued renovation of our St. Louis site operations facility. We expect to continue investing in technology that will provide efficiencies in operations, manage growth and enhance the service provided to our clients. We expect to fund future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our $300 million revolving credit facility, discussed below.

     During the first quarter of 2000, we used our excess cash balances to prepay $30,000,000 on our bank revolving facility and repurchase 543,000 shares of our class A Common Stock for $20,910,000. As of March 31, 2000, we have repurchased a total of 1,018,000 shares of our Class A Common Stock under the stock repurchase program that we announced on October 25, 1996. Our Board of Directors approved the repurchase of up to 2,500,000 shares, and placed no limit on the duration of the program. Additional debt prepayments or common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

     We have a credit facility with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company consisting of $285 million of Term A loans and a $300 million revolving credit facility. The Term A loans and the revolving credit facility mature on March 31, 2005. The credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Inc., Great Plains Reinsurance, ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., and is also secured by 65% of the stock of our foreign subsidiaries.

     The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans and the revolving loan had an interest rate of 8.21% on March 31, 2000. To alleviate interest rate volatility, we have entered into two separate swap arrangements, which are discussed in "--Market Risk" below. Beginning in March 2001, we are required to make annual principal payments on the Term A loans of $42,750,000 in 2001, $57,000,000 in 2002 and 2003, $62,700,000 in 2004 and $65,550,000 in 2005. The
credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.5%, payable in quarterly installments, on the unused portion of the revolving credit facility ($230 million at March 31, 2000). At March 31, 2000, we are in compliance with all covenants associated with the credit facility.

     In June 1999, we issued $250 million of 9 5/8% Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15 of each year. The Senior Notes are callable at specified rates beginning in June 2004. The Senior Notes are unconditionally and joint and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. In April 2000, we repurchased approximately $3 million of the Senior Notes on the open market.

     We have reviewed and currently intend to continue reviewing potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. However, there can be no assurance we will make other acquisitions or affiliations in 2000 or thereafter.

OTHER MATTERS

     In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The effective date for FAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, the Financial Accounting Standards Board has deferred the effective date so that it will begin for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be applicable to our first quarter of fiscal year 2001. Our present interest rate swaps will be considered cash flow hedges. Accordingly, the change in the fair value of the swaps will be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of these hedges will be initially recognized in stockholders' equity and other comprehensive income and subsequently any changes in unrealized gain or loss from the initial measurement date will be recognized in earnings concurrent with the interest expense on our underlying variable rate debt. If we had adopted FAS 133 as of March 31, 2000, we would have recorded the unrealized gain of $8,175,000 as an asset and increase in stockholders' equity and other comprehensive income.

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

MARKET RISK

     We have entered into two interest rate swaps that have fixed the interest rate as of March 31, 2000 for $306 million of our variable rate debt under our Credit Facility. As of March 31, 2000, only one swap is effective, with a notional principal amount of $306 million and a fixed rate of interest of 5.88% per annum, plus the interest rate spread of 2%. This swap began amortizing in April 1999 in semi-annual installments that increased to $36 million in April 2000, reducing the principal notional amount of the swap to $270 million. Also in April 2000, our second swap became effective with an initial notional principal amount of $15 million and a fixed rate of interest of 6.25% per annum, plus the interest rate spread of 2%. Therefore, starting in April 2000, we have, in effect, converted $270 million of our variable rate debt under our Credit Facility to fixed rate debt at 5.88% per annum, plus the interest rate spread of 2%, and $15 million of our variable rate debt under our Credit Facility to fixed rate debt at 6.25% per annum, plus the interest rate spread of 2%. The fair value of the swaps at March 31, 2000 is $8,175,000.

     Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at March 31, 2000 would have caused the fair value of the swaps to decrease by $2,661,000, resulting in a fair value of $5,514,000.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

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

     As discussed in detail in the Second Quarter 10-Q, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on June 10, 1999, the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999, the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, and the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000, VHI and one of its subsidiaries are party to two securities litigation matters, Bash, et al. v. Value Health, Inc., et al., No. 3:97cv2711 (JCH) (D.Conn.), and Freedman, et al.
v. Value Health, Inc., et al., No. 3:95 CV 2038 (JCH) (D.Conn). The two lawsuits, filed in 1995, allege that VHI and certain other defendants made false or misleading statements to the public in connection with VHI's acquisition of Diagnostek, Inc. in 1995. The Bash lawsuit also alleges false or misleading statements by Diagnostek and certain of its former officers and directors concerning its financial condition prior to its acquisition by VHI. On April 24, 1998, the two lawsuits were consolidated.

     On February 18, 1999, the court granted plaintiffs' motions for class certification and certified a class consisting of (i) all persons who purchased or otherwise acquired shares of VHI during the period from April 3, 1995, through and including November 7, 1995, including those who acquired shares issued in connection with the Diagnostek transaction; and (ii) all persons who purchased or otherwise acquired shares of Diagnostek during the period from April 3, 1995, through and including July 28, 1995. Fact discovery in the consolidated lawsuit is complete. Expert discovery is expected to be completed and dispositive motions are expected to be filed over the next several months. No trial date has been set.

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


Item 6.       Exhibits and Reports on Form 8-K

         (a) Exhibits. See Index to Exhibits on page 20.

         (b) Reports on Form 8-K.

                      (i) On February 10, 2000, we filed a Current Report on Form 8-K dated January 26, 2000 under Items 5 and 7, regarding a press release we issued concerning the election of five members to our board of directors.

                      (ii) On February  10, 2000,  we filed a Current  Report on
                           Form 8-K, dated February 9, 2000 under Items 5 and 7, regarding a press release we issued concerning our year end 1999 financial performance.

                      (iii)On March 3, 2000,  we filed a Current  Report on Form
                           8-K, dated March 2, 2000 under Item 5 regarding a Dow Jones news wire issued concerning our amended relationship with Aetna US Healthcare, Inc.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EXPRESS SCRIPTS, INC.
                                  (Registrant)



Date:    May 8, 2000                By: /s/ Barrett A. Toan
                                        ---------------------------
                                    Barrett A. Toan, President and
                                    Chief Executive Officer



Date:    May 8, 2000                By: /s/ George Paz
                                        ---------------------------
                                    George Paz, Senior Vice
                                    President and Chief
                                    Financial Officer



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

2.2 Asset Contribution and Reorganization Agreement dated August 31, 1999 by and among PlanetRx.com, Inc., PRX Holdings, Inc., PRX Acquisition, Corp., YourPharmacy.com, Inc., and Express Scripts, Inc. (incorporated by reference to the Exhibit No. 2.1 to PlanetRx's Registration Statement on Form S-1, as amended (Registration Number 333-82485)).

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

4.3 Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

27.1* Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).

*    Filed herein.
** The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.