Form 10-Q
period 2000-06-30
EXPRESS SCRIPTS INC
filed 2000-08-11
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000.

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


Common stock outstanding as of July 31, 2000:      22,941,221  Shares Class A
                                                   15,020,000  Shares Class B


                              EXPRESS SCRIPTS, INC.

                                      INDEX

                                                                   Page Number

Part I

     Financial Information                                              3

       Item 1.  Financial Statements (unaudited)

                a) Consolidated Balance Sheet                           3

                b) Consolidated Statement of Operations                 4

                c) Consolidated Statement of Changes
                   in Stockholders' Equity                              5

                d) Consolidated Statement of Cash Flows                 6

                e) Notes to Consolidated Financial Statements           7

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    12

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risks                                           19

Part II

     Other Information

       Item 1.  Legal Proceedings                                      20

       Item 2.  Changes in Securities and Use of Proceeds -
                 (Not Applicable)

       Item 3.  Defaults Upon Senior Securities - (Not Applicable)

       Item 4.  Submission of Matters to a Vote of Security Holders    20

       Item 5.  Other Information - (Not Applicable)

       Item 6.  Exhibits and Reports on Form 8-K                       21

Signatures                                                             22

Index to Exhibits                                                      23


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                              EXPRESS SCRIPTS, INC.

                      Unaudited Consolidated Balance Sheet


                                                                                      June 30,           December 31,
(in thousands, except share data)                                                       2000                 1999
                                                                                   ----------------     ----------------
Assets
Current assets:
   Cash and cash equivalents                                                         $    99,835          $   132,630
   Receivables, net                                                                      845,699              783,086
   Inventories                                                                            75,984              113,248
   Other current assets                                                                   34,224               37,391
                                                                                   ----------------     ----------------
        Total current assets                                                           1,055,742            1,066,355
Investment in marketable securities                                                       10,270              150,365
Property and equipment, net                                                              112,319               97,573
Goodwill, net                                                                            984,785              982,496
Other intangible assets, net                                                             163,538              183,420
Other assets                                                                              10,226                7,102
                                                                                   ----------------     ----------------
        Total assets                                                                 $ 2,336,880          $ 2,487,311
                                                                                   ================     ================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                        $   855,839          $   850,630
   Current portion of long-term debt                                                      42,750                    -
   Other current liabilities                                                             258,296              249,728
                                                                                   ----------------     ----------------
        Total current liabilities                                                      1,156,885            1,100,358
Long-term debt                                                                           517,908              635,873
Other liabilities                                                                         32,823               51,598
                                                                                   ----------------     ----------------
        Total liabilities                                                              1,707,616            1,787,829
                                                                                   ----------------     ----------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
   Class A Common Stock, $0.01 par value, 150,000,000 shares authorized,
      24,002,000 and 23,981,000 shares issued and outstanding, respectively                  240                  240
   Class B Common Stock, $0.01 par value, 31,000,000 shares authorized,
      15,020,000 shares issued and outstanding                                               150                  150
   Additional paid-in capital                                                            421,507              418,921
   Accumulated other comprehensive income                                                    (57)              (9,521)
   Retained earnings                                                                     243,795              296,540
                                                                                   ----------------     ----------------
                                                                                         665,635              706,330
   Class A Common Stock in treasury at cost, 1,202,000 and 465,000
      shares, respectively                                                               (36,371)              (6,848)
                                                                                   ----------------     ----------------
        Total stockholders' equity                                                       629,264              699,482
                                                                                   ----------------     ----------------
        Total liabilities and stockholders' equity                                   $ 2,336,880          $ 2,487,311
                                                                                   ================     ================

See accompanying Notes to Consolidated Financial Statements



                              EXPRESS SCRIPTS, INC.
                 Unaudited Consolidated Statement of Operations

                                                            Three Months Ended                         Six Months Ended
                                                                June 30,                                  June 30,

(in thousands, except per share data)                  2000                1999                 2000                 1999
                                                  ----------------    ----------------     ----------------     ----------------
Revenues:
   Revenues                                         $ 1,650,251         $   996,749          $ 3,122,791          $ 1,895,836
   Other revenues                                         3,116                   -                6,085                    -
                                                  ----------------    ----------------     ----------------     ----------------
                                                      1,653,367             996,749            3,128,876            1,895,836
Cost and expenses:
   Cost of revenues                                   1,515,964             869,989            2,859,027            1,693,636
   Selling, general and administrative                   87,421              81,897              170,792              128,337
   Non-recurring                                              -               9,400                    -                9,400
                                                  ----------------    ----------------     ----------------     ----------------
                                                      1,603,385             961,286            3,029,819            1,831,373
                                                  ----------------    ----------------     ----------------     ----------------
Operating income                                         49,982              35,463               99,057               64,463
                                                  ----------------    ----------------     ----------------     ----------------
Other income (expense):
   Write-down of marketable securities                 (155,500)                  -             (155,500)                   -
   Interest income                                        2,046               1,444                3,427                2,837
   Interest expense                                     (13,183)            (23,231)             (27,384)             (29,453)
                                                  ----------------    ----------------     ----------------     ----------------
                                                       (166,637)            (21,787)            (179,457)             (26,616)
                                                  ----------------    ----------------     ----------------     ----------------
(Loss) income before income taxes                      (116,655)             13,676              (80,400)              37,847
(Benefit) provision for income taxes                    (42,478)              6,658              (27,655)              17,286
                                                  ----------------    ----------------     ----------------     ----------------
(Loss) income before extraordinary item                 (74,177)              7,018              (52,745)              20,561
Extraordinary item, net of taxes of $4,144                    -              (6,597)                   -               (6,597)
                                                  ----------------    ----------------     ----------------     ----------------
Net (loss) income                                   $   (74,177)        $       421          $   (52,745)         $    13,964
                                                  ================    ================     ================     ================

Basic (loss) earnings per share:
   Before extraordinary item                        $     (1.96)        $      0.20          $     (1.39)         $      0.61
   Extraordinary item                                         -               (0.19)                    -               (0.19)
                                                  ----------------    ----------------     ----------------     ----------------
   Net (loss) income                                $     (1.96)        $      0.01          $     (1.39)         $      0.42
                                                  ================    ================     ================     ================
Weighted average number of common shares
   outstanding during the period - Basic EPS             37,812              34,055               38,068               33,633
                                                  ================    ================     ================     ================

Diluted (loss) earnings per share
   Before extraordinary item                        $     (1.93)        $      0.20          $     (1.36)         $      0.59
   Extraordinary item                                         -               (0.19)                   -                (0.19)
                                                   ----------------    ----------------     ----------------     ----------------
   Net (loss) income                                $     (1.93)        $      0.01          $     (1.36)         $      0.40
                                                   ================    ================     ================     ================
Weighted average number of common shares
   outstanding during the period - Diluted EPS           38,507              34,952               38,751               34,553
                                                   ================    ================     ================     ================

See accompanying Notes to Consolidated Financial Statements



                              EXPRESS SCRIPTS, INC.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity

                               Number of Shares                                   Amount

                              ------------------    --------------------------------------------------------------------------------
                                                                                  Accumulated
                              Class A   Class B     Class A   Class B  Additional   Other
                               Common    Common      Common    Common  Paid-in    Comprehensive   Retained    Treasury
(in thousands)                 Stock     Stock       Stock     Stock   Capital     Income         Earnings     Stock      Total
------------------------------------------------    --------------------------------------------------------------------------------
Balance at December 31, 1999   23,981    15,020    $   240   $   150   $418,921    $   (9,521)      $296,540    $(6,848)   $699,482
                              ------------------    --------------------------------------------------------------------------------
  Comprehensive income:
    Net loss                        -         -          -         -         -              -        (52,745)         -     (52,745)
    Other comprehensive
       income,
     Foreign currency
       translation
       adjustment                   -         -          -         -         -            (91)            -           -         (91)
     Recognition of prior
       period
       unrealized losses on
       investments                 -         -          -         -         -          9,555             -           -       9,555
                              -------------------  ---------------------------------------------------------------------------------
  Comprehensive (loss) income       -         -          -          -         -         9,464       (52,745)         -      (43,281)
  Repurchase of Class A
    Common Stock                    -         -          -          -         -              -             -    (30,247)    (30,247)
  Common stock issued under
    employee plans                 21         -          -          -       780              -             -          -         780
  Exercise of stock options         -         -          -          -       913              -             -        724       1,637
  Tax benefit relating to
    employee stock options          -         -          -          -       893              -             -          -         893
                              -------------------  ---------------------------------------------------------------------------------
Balance at June 30, 2000       24,002    15,020    $   240    $   150  $421,507     $      (57)     $243,795   $(36,371)   $629,264
                              ===================  =================================================================================

See accompanying Notes to Consolidated Financial Statements


                                                 EXPRESS SCRIPTS, INC.
                                    Unaudited Consolidated Statement of Cash Flows

                                                                                             Six Months Ended
                                                                                                 June 30,
(in thousands)                                                                            2000                 1999
                                                                                    ----------------     ----------------
Cash flows from operating activities:

   Net (loss) income                                                                 $   (52,745)         $    13,964

   Adjustment to reconcile net (loss) income to net cash provided by operating activities
        Depreciation and amortization                                                     43,865               30,081
        Deferred income taxes                                                            (44,473)               4,429
        Bad debt expense                                                                   7,291                2,223
        Tax benefit relating to employee stock options                                       893                1,764
        Write-down of marketable securities                                              155,500                    -
        Non-recurring charges, net of cash                                                     -                3,700
        Extraordinary loss on early retirement of debt                                         -               10,741
        Net changes in operating assets and liabilities,
          net of changes resulting from acquisition                                      (12,304)             (14,486)
                                                                                   ----------------     ----------------
Net cash provided by operating activities                                                 98,027               52,416
                                                                                   ----------------     ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (26,514)             (16,178)
   Acquisition, net of cash acquired                                                           -             (717,886)
   Other, net                                                                             (1,000)                   -
                                                                                   ----------------     ----------------
Net cash (used in) investing activities                                                  (27,514)            (734,064)
                                                                                   ----------------     ----------------
Cash flows from financing activities:
   Repayment of long-term debt                                                           (75,069)            (924,770)
   Proceeds from long-term debt                                                                -            1,288,815
   Repurchase of Class A Common Stock                                                    (30,247)                   -
   Net proceeds from issuance of common stock                                                  -              299,312
   Financing fees paid                                                                         -              (25,258)
   Other, net                                                                              2,099                3,207
                                                                                   ----------------     ----------------
Net cash (used in) provided by financing activities                                     (103,217)             641,306
                                                                                   ----------------     ----------------
Effects of foreign currency translation adjustment                                           (91)                  36
                                                                                   ----------------     ----------------
Net decrease in cash and cash equivalents                                                (32,795)             (40,306)
Cash and cash equivalents at beginning of period                                         132,630              122,589
                                                                                   ----------------     ----------------
Cash and cash equivalents at end of period                                           $    99,835          $    82,283
                                                                                   ================     ================

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

         In our  opinion,  the  accompanying  unaudited  consolidated  financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2000, the Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2000, and 1999, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2000, and the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2000, and 1999. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note 2 - Receivables

         As of June 30, 2000 and December 31, 1999, unbilled receivables were $450,711,000 and $416,740,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client. As of June 30, 2000 and December 31, 1999, we have allowances for doubtful accounts of $21,766,000 and $17,281,000, respectively.

Note 3 - Earnings Per Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all years are outstanding stock options and stock warrants and any unvested shares and shares issuable pursuant to employee elected deferral under the executive deferred compensation plan, all calculated under the "treasury stock" method in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share".

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

         The acquisition has been accounted for using the purchase method of accounting. The results of operations of DPS have been included in the consolidated financial statements and pharmacy benefit management ("PBM") segment since April 1, 1999. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to other intangible assets consisting of customer contracts in the amount of $129,500,000 which are being amortized using the straight-line method over the estimated useful lives of 1 to 20 years and goodwill in the amount of $754,236,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. In conjunction with the acquisition, DPS retained the following liabilities:

(in thousands)
-------------------------------------------------------------
Fair value of assets acquired              $     1,028,848
Cash paid for the capital stock                   (714,678)
                                      -----------------------
         Liabilities retained              $       314,170
                                      =======================

         The following unaudited pro forma information presents a summary of our combined results of operations and those of DPS as if the acquisition had occurred at the beginning of the period presented, along with certain pro forma adjustments to give effect to amortization of goodwill, other intangible assets, interest expense on acquisition debt and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it an indication of trends in future results.

                                                Six Months Ended June
                                                         30,
(in thousands, except per share data)                    1999
-----------------------------------------------------------------------
Total revenues                                          $  1,961,202
Income before extraordinary loss                               4,143
Extraordinary (loss)                                          (6,597)
                                                -----------------------
Net income (loss)                                             (2,454)
Basic earnings per share
    Before extraordinary loss                                   0.12
    Extraordinary (loss)                                       (0.20)
                                                -----------------------
    Net income (loss)                                          (0.08)
Diluted earnings per share
    Before extraordinary loss                                   0.12
    Extraordinary (loss)                                       (0.19)
                                                -----------------------
    Net income (loss)                                          (0.07)

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

         We recorded a non-cash impairment charge related to our investment in PlanetRx.com, Inc. ("PlanetRx") common stock during the second quarter of 2000 as the loss in value was deemed to be other than temporary. Therefore, any unrealized losses associated with recording our investment in PlanetRx at current market value that we had recorded in stockholders' equity were written off to the current period earnings, in addition to any additional charges necessary to write-down the value of our investment. At June 30, 2000 and December 31, 1999, available-for-sale securities totaled $10,270,000 and $150,365,000, respectively, with unrealized losses, net of taxes of $97,032,000, including $9,555,000 previously recognized in other comprehensive income, respectively. The unrealized losses were previously considered to be temporary, thus were reported as a component of other comprehensive income in stockholders' equity. These investments consist of shares of PlanetRx common stock.

Note 6 - Financing

         Our Senior Notes are unconditionally and joint and severally guaranteed by our wholly-owned domestic subsidiaries other than Practice Patterns Sciences, Inc., Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. Separate financial statements of the Guarantors are not presented as we have determined them not to be material to investors. Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. As of January 1, 2000, we undertook an internal corporate reorganization to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx Pharmacy Program, Inc. ("ValueRx"), and to create several new entities to house certain activities, including Express Scripts Specialty Distribution Services, Inc. ("SDS") and ESI Mail Pharmacy Service, Inc. ("ESI MPS"). Consequently, the assets, liabilities and operations of ValueRx are incorporated into those of the issuer, Express Scripts, Inc. and the assets, liabilities and operations of SDS and ESI MPS are incorporated into those of the Guarantors for 2000.


                                               Express                            Non-
(in thousands)                               Scripts, Inc.     Guarantors      Guarantors      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------
As of June 30, 2000
Current assets                                $   788,685      $   261,850     $     5,207      $         -     $ 1,055,742
Property and equipment, net                        93,840           15,981           2,498                -         112,319
Investments in subsidiaries                       725,696                -           2,261         (727,957)              -
Investments in marketable securities                    -           10,270               -                -          10,270
Intercompany                                      (46,693)          47,862          (1,169)               -               -
Goodwill, net                                     255,979          723,648           5,158                -         984,785
Other intangible assets, net                       59,658          103,849              31                -         163,538
Other assets                                       76,057          (58,840)         (6,991)               -          10,226
                                            -------------------------------------------------------------------------------
    Total assets                              $ 1,953,222      $ 1,104,620     $     6,995      $  (727,957)    $ 2,336,880
                                            ===============================================================================

Current liabilities                           $   781,393      $   370,042     $     5,450      $         -     $ 1,156,885
Long-term debt                                    517,908                -               -                -         517,908
Other liabilities                                  92,850          (54,188)         (5,839)               -          32,823
Stockholders' equity                              561,071          788,766           7,384         (727,957)        629,264
                                            -------------------------------------------------------------------------------
    Total liabilities and
       stockholders' equity                   $ 1,953,222      $ 1,104,620     $     6,995      $  (727,957)    $ 2,336,880
                                            ===============================================================================

As of December 31, 1999
Current assets                                $   549,374      $   509,702     $     7,279      $         -     $ 1,066,355
Property and equipment, net                        39,036           55,776           2,761                -          97,573
Investments in subsidiaries                       725,468                -           2,261         (727,729)              -
Investments in marketable securities                    -          150,365               -                          150,365
Intercompany                                      463,438         (463,241)           (197)               -               -
Goodwill, net                                         168          976,759           5,569                -         982,496
Other intangible assets, net                       22,458          160,901              61                -         183,420
Other assets                                       13,179            7,037         (12,967)            (147)          7,102
                                            -------------------------------------------------------------------------------
    Total assets                              $ 1,813,121      $ 1,397,299     $     4,767      $  (727,876)    $ 2,487,311
                                            ===============================================================================

Current liabilities                           $   527,312      $   563,457     $     9,589      $         -     $ 1,100,358
Long-term debt                                    635,873                -               -                -         635,873
Other liabilities                                  83,365          (19,488)        (12,279)               -          51,598
Stockholders' equity                              566,571          853,330           7,457         (727,876)        699,482
                                            -------------------------------------------------------------------------------
    Total liabilities and
       stockholders' equity                   $ 1,813,121      $ 1,397,299     $     4,767      $  (727,876)    $ 2,487,311
                                            ===============================================================================

Three months ended June 30, 2000
Total revenues                                $ 1,025,659      $   625,470     $     2,238      $         -     $ 1,653,367
Operating expenses                              1,005,965          595,204           2,216                -       1,603,385
                                            -------------------------------------------------------------------------------
    Operating income                               19,694           30,266              22                -          49,982
Write-down of marketable securities                     -         (155,500)              -                -        (155,500)
Interest (expense) income, net                    (11,139)              (1)              3                -         (11,137)
                                            -------------------------------------------------------------------------------
    Income (loss) before tax effect                 8,555         (125,235)             25                -        (116,655)
Income tax provision (benefit)                      3,541          (46,029)             10                -         (42,478)
                                            -------------------------------------------------------------------------------
    Net income (loss)                         $     5,014      $   (79,206)    $        15      $         -     $   (74,177)
                                            ===============================================================================

Three months ended June 30, 1999
Total revenues                                $   513,958      $   471,276     $    11,515      $         -     $   996,749
Operating expenses                                485,009          465,058          11,219                -         961,286
                                            -------------------------------------------------------------------------------
    Operating income                               28,949            6,218             296                -          35,463
Interest income (expense), net                    (21,984)             145              52                -         (21,787)
                                            -------------------------------------------------------------------------------
    Income before tax effect                        6,965            6,363             348                -          13,676
Income tax provision                                3,115            3,378             165                -           6,658
                                            -------------------------------------------------------------------------------
    Income before extraordinary loss                3,850            2,985             183                -           7,018
Extraordinary loss                                  6,597                -               -                -           6,597
                                            -------------------------------------------------------------------------------
    Net income (loss)                         $    (2,747)     $     2,985     $       183      $         -     $       421
                                            ===============================================================================

Six months ended June 30, 2000
Total revenues                                $ 1,932,511      $ 1,192,412     $     3,953      $         -     $ 3,128,876
Operating expenses                              1,887,134        1,138,206           4,479                -       3,029,819
                                            -------------------------------------------------------------------------------
    Operating income (loss)                        45,377           54,206            (526)               -          99,057
Write-down of marketable securities                     -         (155,500)              -                -        (155,500)
Interest (expense) income, net                    (23,955)              (3)              1                -         (23,957)
                                            -------------------------------------------------------------------------------
    Income (loss) before tax effect                21,422         (101,297)           (525)               -         (80,400)
Income tax provision (benefit)                      9,260          (36,733)           (182)               -         (27,655)
                                            -------------------------------------------------------------------------------
    Net income (loss)                         $    12,162      $   (64,564)    $      (343)     $         -     $   (52,745)
                                            ===============================================================================

Six months ended June 30, 1999
Total revenues                                $ 1,007,503      $   873,154     $    15,179      $         -     $ 1,895,836
Operating expenses                                951,365          865,756          14,252                -       1,831,373
                                            -------------------------------------------------------------------------------
    Operating income                               56,138            7,398             927                -          64,463
Interest income (expense), net                    (26,923)             211              96                -         (26,616)
                                            -------------------------------------------------------------------------------
    Income before tax effect                       29,215            7,609           1,023                -          37,847
Income tax provision                               11,566            5,272             448                -          17,286
                                            -------------------------------------------------------------------------------
    Income before extraordinary loss               17,649            2,337             575                -          20,561
Extraordinary loss                                  6,597                -               -                -           6,597
                                            -------------------------------------------------------------------------------
    Net income (loss)                         $    11,052      $     2,337     $       575      $         -     $    13,964
                                            ===============================================================================

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

         During December 1999, we recorded a pre-tax restructuring charge of $2,633,000 associated with the outsourcing of our computer operations to Electronic Data Systems Corporation. The principal actions of the plan included cash expenditures of approximately $2,148,000 for the transition of 51 employees to the outsourcer and the elimination of contractual obligations of ValueRx, which had no future economic benefit to us, and non-cash charges of approximately $485,000 due to the reduction in the carrying value of certain capitalized software to its net realizable value. This plan was completed during the second quarter of 2000 when remaining cash payments were made.

         Also in December 1999, we recorded a pre-tax restructuring charge of $969,000 associated with restructuring our Practice Patterns Science, Inc. ("PPS") majority-owned subsidiary and the purchase of the remaining PPS Common Stock from management. The charge consisted of cash expenditures of $559,000 relating to stock compensation expense and $410,000 of severance payments to 9 employees. This plan was completed in January 2000.


                                  Balance at                                   Balance at
                                  December 31,        2000         2000         June 30,
(in thousands)                        1999         Additions       Usage          2000
---------------------------------------------------------------------------------------------
Non-cash
Write-down of long-lived assets     $       28     $        -    $        -     $       28
Cash
Employee transition costs                1,592              -         1,592              -
Stock compensation                         559              -           559              -
Termination fees and rent                1,338              -           946            392
                                 ------------------------------------------------------------
                                    $    3,517     $        -    $    3,097     $      420
                                 ============================================================

         All of the restructuring charges which include tangible assets to be disposed of are written down to their net realizable value, less cost of disposal. We expect recovery to approximate its cost of disposal. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary from such estimates.

Note 8 - Common Stock

         As of June 30, 2000, we have repurchased a total of 1,265,000 shares of our Class A Common Stock under the stock repurchase program that we announced on October 25, 1996, of which, 790,000 shares were repurchased during the six months ended June 30, 2000. Approximately 63,000 shares have been utilized for stock option exercises through June 30, 2000. Our Board of Directors approved the repurchase of up to 2,500,000 shares, and placed no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

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


         The following tables present information about the reportable segments:

(in thousands)                                PBM              Non-PBM          Total
-----------------------------------------------------------------------------------------
Three months ended June 30, 2000
Total revenues                         $   1,630,519      $      22,848   $   1,653,367
(Loss) income before income taxes           (121,659)             5,004        (116,655)

Three months ended June 30, 1999
Total revenues                         $     981,478      $      15,271   $     996,749
Income before income taxes                    11,470              2,206          13,676

Six months ended June 30, 2000
Total revenues                         $   3,084,760      $      44,116   $   3,128,876
(Loss) income before income taxes            (90,595)            10,195         (80,400)

Six months ended June 30, 1999
Total revenues                         $   1,865,914      $      29,922   $   1,895,836
Income before income taxes                    34,957              2,890          37,847


         Included in PBM income before income taxes for the three and six months ended June 30, 2000 is the non-cash write-down of $155,500,000 ($97,032,000 net of tax) of our investment in PlanetRx (see Note 5).
PAGE>

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         In this Item 2, "we," "us," "our" and the "Company" refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission ("SEC") and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to:

o       risks associated with the loss of the United HealthCare contract

o       risks associated with the completion of our Internet strategy

o risks associated with acquisitions, including the ability to successfully integrate the operations of acquired businesses with our existing operations, client retention issues, and risks inherent in the acquired entities operations

o risks associated with our leverage and debt service obligations, as well as risks associated with obtaining new capital

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

o adverse results in regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations (including, without limitation, as a result of an investigation of certain of our competitors currently being conducted by the Department of Justice out of its Philadelphia office), or a change in the interpretation of existing legislation or regulations

o developments in the healthcare industry, including the impact of increases in health care costs, changes in drug utilization patterns and introductions of new drugs

o       dependence on key members of management

o our relationship with New York Life Insurance Company, which possesses voting control of us

o       other risks described from time to time in our filings with the SEC

     We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         During the first six months of 2000 we continued to execute our growth strategy by increasing our membership to approximately 40.5 million members as of July 1, 2000 compared with 36 million members as of July 1, 1999 (excluding approximately 8.3 million and 9.5 million, respectively, members served under the United HealthCare ("UHC") contract that expired in May 2000, for which we have implemented a transition plan to transfer these members to the new provider). Additionally, we continue to develop new products and services for sale to existing clients and pharmaceutical manufacturers and expand the services provided to existing clients. During the first six months of 2000, approximately 2.3 million members began utilizing expanded services that provide for more advanced formulary management and the addition of mail or network services where only one of these services had been previously utilized. We have one of the largest managed care membership bases of any pharmacy benefit management ("PBM") company. Although our membership counts are based on eligibility data provided by our clients, they necessarily involve some estimates, extrapolations and approximations. For example, some plan designs allow for family coverage under a single identification number, and we make assumptions about the average number of persons per family in calculating the membership covered by such plans. Because these assumptions may vary between PBMs, membership counts may not be comparable between our competitors and us. However, we believe our membership count provides a reasonable estimation of the population we serve, and can be used as one measure of our growth.

         As previously disclosed, on April 1, 1999, we acquired Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto
Rico) Inc. (collectively, "DPS"), from SmithKline Beecham Corporation ("SmithKline Beecham") and SmithKline Beecham InterCredit BV for approximately $715 million, which includes a purchase price adjustment for closing working capital and transaction costs. Consequently, our operating results include those of DPS from April 1, 1999. The net assets acquired from DPS have been recorded at their estimated fair value, resulting in $754,236,000 of goodwill that is being amortized over 30 years. This acquisition has been accounted for under the purchase method of accounting.

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

         Non-PBM revenues are derived from:

o The sale of pharmaceuticals for and the provision of infusion therapy services through our subsidiary IVTx, Inc., doing business as Express Scripts Infusion Services

o Administrative fees received from drug manufacturers for the dispensing or distribution of their pharmaceuticals requiring special handling or packaging through our Express Scripts Specialty Distribution Services ("SDS") subsidiary

RESULTS OF OPERATIONS


REVENUES


                                        Three Months Ended June 30,                     Six Months Ended June 30,
(in thousands)                        2000        Increase       1999                2000        Increase       1999
---------------------------------------------------------------------------------------------------------------------------
PBM Gross Basis revenues          $    1,562,322      70.9%  $      914,082      $    2,949,049      64.5%  $    1,792,336
PBM Net Basis revenues                    65,081      -3.4%          67,396             129,626      76.2%          73,578
Other revenues                             3,116         nm               -               6,085         nm               -
                                 -------------------------------------------    -------------------------------------------
  Total PBM revenues              $    1,630,519      66.1%  $      981,478      $    3,084,760      65.3%  $    1,865,914
  Non-PBM revenues                        22,848      49.6%          15,271              44,116      47.4%          29,922
                                 -------------------------------------------    -------------------------------------------
    Total revenues                $    1,653,367      65.9%  $      996,749      $    3,128,876      65.0%  $    1,895,836
                                 ===========================================    ===========================================
nm  = not meaningful

         Our growth in PBM Gross Basis revenues during the second quarter of 2000 and the six months ended June 30, 2000 over 1999 is primarily due to a combination of the following factors: the conversion of historical Express Scripts and DPS clients to our retail pharmacy networks; higher drug ingredient costs resulting from price increases for existing drugs and new drugs introduced into the marketplace; increased membership; higher utilization; and the conversion of certain clients to a manufacturer rebate program in which we derive an administrative fee for our services, which is recorded in revenue, from a formulary management program whereby amounts received from pharmaceutical manufacturers are recorded as a reduction of cost of revenues. The increase in revenues for the six months ended June 30, 2000 is also due to DPS revenues being reported for all of 2000 compared to only one quarter in 1999.

         Network pharmacy claims revenue and network pharmacy claims processed increased $464,804,000, or 63.9%, and 2,719,000, or 3.6%, respectively, during the second quarter of 2000 over 1999 and $869,357,000,  or 63.4% and 46,709,000, or 41.5%, respectively, for the six months ended June 30, 2000 over 1999. The average revenue per network pharmacy claim increased 58.2% over the second quarter of 1999 primarily as a result of the increased rate of historical Express Scripts and DPS clients moving from retail pharmacy networks contracted by the clients to one administered by us and higher drug ingredient costs. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis, therefore this shift to our retail pharmacy networks results in increased Gross Basis revenues. The average revenue per network pharmacy claim increased 15.5% for the first six months of 2000 over 1999 also as a result of additional clients moving to one of our retail pharmacy networks, but the percentage change impact is diluted compared to the second quarter due to the three additional months of DPS claims in the first six months of 2000 over 1999.

         Mail pharmacy services revenues and mail pharmacy claims processed increased $179,958,000, or 74.4% and 1,396,000, or 60.6%, respectively, for the second quarter of 2000 over 1999 and  $340,351,000,  or 71.7% and 2,633,000,  or
57.4%, respectively, for the six months ended June 30, 2000 over 1999. These increases are primarily due to the addition of new members with high mail utilization rates as well as increased utilization by existing members. For the three months and six months ended June 30, 2000 the average revenue per mail pharmacy claim increased 8.5% and 9.1% over the three months and six months ended June 30, 1999 primarily due to higher drug ingredient costs, as discussed above.

         Other revenue increased $3,116,000 and $6,085,000 for the second quarter and the six months ended June 30, 2000 over 1999 due to fees received under our agreement with PlanetRx.com, Inc. ("PlanetRx"). Effective July 5, 2000 we restructured our agreement with PlanetRx in exchange for a one-time cash payment of $8,000,000. Approximately $3,700,000 of the payment represents amounts earned through the second quarter of 2000, the remainder represents a fee for the termination of the prior contract. After this payment, no additional cash payments will be paid to us under the restructured agreement. Additionally, we will retain our ownership of approximately 10.3 million common shares, or 19.8%, of PlanetRx.

         The increase in revenue for non-PBM services during 2000 compared to 1999 is primarily due to additional volume within SDS resulting from a new contract that took effect during the fourth quarter of 1999.


COST AND EXPENSES


                                              Three Months Ended June 30,                 Six Months Ended June 30,
(in thousands)                               2000      Increase       1999              2000      Increase       1999
---------------------------------------------------------------------------------------------------------------------------
   PBM                                   $   1,501,446     75.0%  $     857,941     $   2,830,310     69.5%  $   1,670,033
     Percentage of total PBM revenues            92.1%                    87.4%             91.8%                    89.5%
   Non-PBM                                      14,518     20.5%         12,048            28,717     21.7%         23,603
     Percentage of non-PBM revenues              63.5%                    78.9%             65.1%                    78.9%
                                        ----------------------------------------   ----------------------------------------
   Cost of revenues                          1,515,964     74.3%        869,989         2,859,027     68.8%      1,693,636
     Percentage of total revenues                91.7%                    87.3%             91.4%                    89.3%

   Selling, general and administrative          69,015      8.6%         63,539           133,396     28.6%        103,757
     Percentage of total revenues                 4.2%                     6.4%              4.3%                     5.5%

   Depreciation and amortization(1)             18,406      0.3%         18,358            37,396     52.1%         24,580
     Percentage of total revenues                 1.1%                     1.8%              1.2%                     1.3%

   Non-recurring expenses                            -        nm          9,400                 -        nm          9,400
     Percentage of total revenues                 0.0%                     0.9%              0.0%                     0.5%

                                        ----------------------------------------   ----------------------------------------
   Total cost and expenses               $   1,603,385     66.8%  $     961,286     $   3,029,819     65.4%  $   1,831,373
                                        ========================================   ========================================
     Percentage of total revenues                97.0%                    96.4%             96.8%                    96.6%

     (1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $2,502 and $2,216 for the three months ended June 30, 2000 and 1999, respectively and $5,079 and $4,481 for the six months ended June 30, 2000 and 1999, respectively.

nm = not meaningful

         Cost of revenues for PBM services as a percentage of total PBM revenues has increased for the second quarter and the six months ended June 30, 2000 over 1999. This increase is primarily due to converting both historical Express Scripts and DPS clients from pharmacy networks contracted by the client to one contracted by us, for which we record the drug ingredient cost in cost of revenue (see further discussion under "--Overview"), and the establishment of a contract reserve due to pricing issues with a particular client agreement. These increases in cost of revenues were partially offset by increases in amounts received from pharmaceutical manufacturers for our formulary management programs during the first half of 2000.

         Cost of revenues for non-PBM services decreased as a percentage of non-PBM revenues in 2000 from 1999 primarily due to additional volume of business within SDS, where we record as revenue only our administrative fee for distributing pharmaceutical manufacturers' products. SDS was also able to derive operating cost efficiencies as a result of the increase in volume serviced under the contract that took effect in the fourth quarter of 1999, as discussed above.

         Selling, general and administrative expenses, excluding depreciation and amortization, increased $5,476,000, or 8.6%, in the second quarter of 2000 over 1999 and $29,639,000, or 28.6%, for the first six months of 2000 over 1999. The increase in 2000 is primarily due to costs incurred in funding our Internet initiatives and expenditures required to expand the operational and administrative support functions to enhance management of the pharmacy benefit. The fees received under our agreement with PlanetRx enabled us to accelerate our Internet initiatives in the first half of the year. The elimination of such fees is not expected to materially impact net income for 2000 or 2001. However, as a percentage of total revenue, selling, general and administrative expenses decreased to 4.2% and 4.3% for the three and six months ended June 30, 2000 from 6.4% and 5.5% for the three and six months ended June 30, 1999.

         Depreciation and amortization substantially increased for the six months ended June 30, 2000 over 1999 due to the acquisition of DPS, as 1999 only included amortization of the DPS goodwill and other intangible assets for three months. During the first six months of 2000, we have recorded amortization expense for goodwill and other intangible assets of $30,988,000 compared to $20,585,000 for the six months ended June 30, 1999. The remaining increases in 2000 were primarily due to expansion of our operations and enhancement of our information systems to better serve our clients.

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

OTHER INCOME (EXPENSE), NET

         Our interest expense, net has decreased $10,650,000 and $2,659,000 for the quarter ended and the six months ended June 30, 2000 compared to 1999. The decrease is a result of utilizing the $299,381,000 proceeds from our June 1999 common stock offering to repay a portion of our credit facility, as well as utilizing $179,131,000 of our own cash to pay-down our credit facility from June 1999 through June 30, 2000. Additionally, we have repurchased $10,115,000 of our Senior Notes as of June of 2000 (see "--Liquidity and Capital Resources").

         As previously announced, we recorded a $155,500,000  ($97,032,000 after tax) non-cash impairment charge related to our investment in PlanetRx common stock during the second quarter of 2000 as the loss in value was deemed to be other than temporary. Therefore, any unrealized loss associated with recording our investment in PlanetRx at current market value that we had recorded in stockholders' equity was written off to the current period earnings, in addition to any additional charges necessary to write-down the value of our investment in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

PROVISION FOR INCOME TAXES

         For the second quarter and six months ended June 30, 2000, we had a tax benefit of $42,478,000 and $27,655,000 due to the marketable securities impairment write-down discussed under "--Other Income (Expense), Net". Excluding the $58,468,000 tax benefit from the write-down in 2000 and the $9,400,000 restructuring charge in 1999, our effective tax rate would have been 41.2% and 44.6% for the quarter ended June 30, 2000 and 1999, and 41.0% and 44.3% for the six months ended June 30, 2000 and 1999. Our effective tax rate for continuing operations decreased from 1999 primarily due to the reduction in the non-deductible goodwill and customer contract amortization expense associated with the ValueRx acquisition as a percentage of income before income taxes. The goodwill and customer contract amortization for the DPS acquisition is deductible for income tax purposes due to the filing of an Internal Revenue Code ss.338(h)(10) election.

NET INCOME AND EARNINGS PER SHARE

         Our net income decreased $74,598,000 to a net loss of $74,177,000 for the second quarter of 2000 from 1999 and $66,709,000 to a net loss of $52,745,000 for the first six months of 2000 from 1999. The following items impacted earnings:

o A non-cash impairment charge during the second quarter of 2000 in the amount of $155,500,000 ($97,032,000 net of tax) relating to our PlanetRx investment (see "--Other Income (Expense), Net")

o A restructuring charge during the second quarter of 1999 in the amount of $9,400,000 ($5,773,000 net of tax) for the
        Minneapolis facility consolidation (see "--Cost and Expenses")

o An extraordinary loss on the early retirement of debt during the second quarter of 1999 in the amount of $6,597,000, net of tax.

o Assuming our equity and debt offerings in 1999 occurred on April 1, 1999, we would have realized a reduction in interest expense of approximately $3,807,000, net of tax.

         Excluding these effects on net income for 2000 and 1999 net income per diluted share would have been $0.59 and $0.42 for the second quarter of 2000 and 1999, respectively, and $1.14 and $0.82 for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2000, net cash provided by operations increased $45,611,000 to $98,027,000 from $52,416,000 in 1999. This increase is primarily due to bringing our inventory levels back down to our normal operating levels after increasing our inventory during the fourth quarter of 1999 by approximately $30,000,000 for our mail pharmacies' anticipation of potentially higher demand due to our members' Year 2000 concerns.

         Days sales outstanding ("DSO") increased to 31.0 days at June 30, 2000 from 29.5 days at June 30, 1999. Gross revenues must be used to calculate the days sales outstanding due to the impact of the Gross Basis versus the Net Basis of recording revenues, as discussed in "--Overview" and "--Revenues." The accounts receivable balance includes the cost of the pharmaceutical dispensed, which may not be included in revenues, as required by generally accepted accounting principles, based on the contractual terms embedded in client and pharmacy contracts. The following table presents our days sales outstanding for the periods ended:

                                            Six Months Ended June 30,
(in thousands)                             2000                  1999
----------------------------------------------------------------------------

Total revenues                         $    3,128,876        $    1,895,836
Client/pharmacy pass through                1,680,688             1,324,929
                                      ----------------      ----------------
Total                                  $    4,809,564        $    3,220,765
                                      ================      ================

Average monthly gross receivables      $      819,207        $      525,057
                                      ================      ================

DSO                                             31.0                  29.5
                                      ================      ================

         Our allowance for doubtful accounts has increased $4,485,000 or 26.0% to $21,766,000 at June 30, 2000 from $17,281,000 at December 31, 1999. As a percentage of at risk receivables (receivables for which we have a corresponding contractual obligation to pay the applicable retail pharmacy), the allowance for doubtful accounts is 3.1% at June 30, 2000 compared to 2.6% at December 31, 1999.

         We previously announced that we anticipated our cash flow from operations would be temporarily reduced by approximately $20,000,000 due to the termination of the UHC contract during the third quarter of 2000. We subsequently negotiated with UHC a revision to the previously announced transition plan which will extend the transition period and cause the temporary cash reduction to occur primarily during the fourth quarter of 2000 and the first quarter of 2001. The effect of any such extension will reduce the maximum amount of the reduction and spread the effect over a longer period of time, thereby reducing the effect in any one quarter. We expect to fund the termination of the UHC contract in 2000 and 2001 primarily with operating cash flow. We will continue to utilize our operating cash flows for future debt prepayments, stock repurchases, integration costs, Internet initiatives and other normal operating cash needs as we deem appropriate.

         Our capital expenditures for the six months ended June 30, 2000 increased $10,336,000, or 63.9%, over 1999 primarily due to integration related activities as a result of our acquisitions, our concerted effort to invest in our information technology to enhance the services provided to our clients and the continued renovation of our St. Louis operations facility. We expect to continue investing in technology that will provide efficiencies in operations, manage growth and enhance the service provided to our clients. We expect to fund future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our $300 million revolving credit facility, discussed below.

         During the first half of 2000, we repaid $65,000,000 on our bank revolving credit facility, repurchased $10,115,000 of our Senior Notes on the open market and repurchased 790,000 shares of our Class A Common Stock for
$30,247,000. As of June 30, 2000, we have repurchased a total of 1,265,000 shares of our Class A Common Stock under the stock repurchase program that we announced on October 25, 1996. Our Board of Directors approved the repurchase of up to 2,500,000 shares, and placed no limit on the duration of the program. Additional debt repayments or common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture which governs our Senior Notes.

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

         The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans and the revolving loan had an interest rate of 8.77% on June 30, 2000. Effective July 2000, the LIBOR interest rate spread has been reduced from 2% to 1.5% based upon calculations set forth in our credit facility. To alleviate interest rate volatility, we have entered into two separate swap arrangements, which are discussed in "--Market Risk" below. Beginning in March 2001, we are required to make annual principal payments on the Term A loans of $42,750,000 in 2001, $57,000,000 in 2002 and 2003, $62,700,000 in 2004 and $65,550,000 in 2005. The
credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.5%, payable in quarterly installments, on the unused portion of the revolving credit facility ($265 million at June 30, 2000). At June 30, 2000, we are in compliance with all covenants associated with the credit facility.

         In June 1999, we issued $250 million of 9 5/8% Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. The Senior Notes are callable at specified rates beginning in June 2004. The Senior Notes are unconditionally and joint and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. During the second quarter of 2000, we repurchased $10,115,000 of our Senior Notes on the open market for $10,150,000, which includes $385,000 of accrued interest.

         We regularly review potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. However, there can be no assurance we will make new acquisitions or affiliations in 2000 or thereafter.

OTHER MATTERS

         In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The effective date for FAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, the Financial Accounting Standards Board has deferred the effective date so that it will begin for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be applicable to our first quarter of fiscal year 2001. Our present interest rate swaps will be considered cash flow hedges. Accordingly, the change in the fair value of the swaps will be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss and any changes in unrealized gain or loss from the initial measurement date representing the effective portion of these hedges will be initially recognized in stockholders' equity and other comprehensive income. If we had adopted FAS 133 as of June 30, 2000, we would have recorded the unrealized gain of $7,645,000 as an asset and increase in stockholders' equity and other comprehensive income.

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

MARKET RISK

         We have entered into two interest rate swaps that have fixed the interest rate as of June 30, 2000 for $285 million, or 89.1%, of our variable rate debt under our Credit Facility. As of June 30, 2000, both swaps are effective, one with a notional principal amount of $270 million and a fixed rate of interest of 5.88% per annum, plus the interest rate spread of 2.0%, which has been reduced to 1.5% effective July 2000. This swap began amortizing in April 1999 in semi-annual installments that increased to $36 million in April 2000, reducing the principal notional amount of the swap to $270 million. Our second swap became effective with an initial notional principal amount of $15 million and a fixed rate of interest of 6.25% per annum, plus the interest rate spread of 2.0%, which has been reduced to 1.5% effective July 2000. Therefore, we have, in effect, converted $270 million of our variable rate debt under our Credit Facility to fixed rate debt at 5.88% per annum, plus the interest rate spread of 2.0%, and $15 million of our variable rate debt under our Credit Facility to fixed rate debt at 6.25% per annum, plus the interest rate spread of 2.0%. The fair value of our swaps at June 30, 2000 is $7,645,000.

         Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at June 30, 2000 would have caused the fair value of the swaps to decrease by $2,274,000, resulting in a fair value of $5,371,000.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         Response to this item is included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above.


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

         As discussed in detail in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 13, 1998 (the "Second Quarter 10-Q"), the Company acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("VHI"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from Columbia HCA/HealthCare Corporation (now known as HCA - The Healthcare Company; "HCA"), and its affiliates on April 1, 1998 (the "Acquisition"). VHI, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on the Company's future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect the consolidated financial position, results of operations or cash flows of the Company. A brief update of the most notable of the proceedings follows:

     As discussed in detail in the Second Quarter 10-Q, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on June 10, 1999, the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999, the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000, and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 10, 2000, VHI and one of its subsidiaries are party to two securities litigation matters, Bash, et al. v. Value Health, Inc., et al., No. 3:97cv2711 (JCH) (D.Conn.), and Freedman, et al. v.Value Health, Inc., et al., No. 3:95 CV 2038 (JCH) (D.Conn). The two lawsuits, filed in 1995, allege that VHI and certain other defendants made false or misleading statements to the public in connection with VHI's acquisition of Diagnostek, Inc. in 1995. The Bash lawsuit also alleges false or misleading statements by Diagnostek and certain of its former officers and directors concerning its financial condition prior to its acquisition by VHI. On April 24, 1998, the two lawsuits were consolidated.

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

         In connection with the Acquisition, HCA has agreed to defend and hold the Company and its affiliates (including VHI) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.


Item 4.       Submission of Matters to a Vote of Security Holders

(a)      The Company's annual meeting of stockholders was held on May 24, 2000.

(b)      The  following  persons were elected  directors of the Company to serve
         until  the  next  Annual  Meeting  of  Stockholders   and  until  their
         respective successors are elected and qualified:

                                Howard I. Atkins
                                Stuart L. Bascomb
                                 Gary G. Benanav
                                Frank J. Borelli
                               Judith E. Campbell
                                 Barbara B. Hill
                             Richard M. Kernan, Jr.
                               Richard A. Norling
                              Frederick J. Sievert
                               Stephen N. Steinig
                                Seymour Sternberg
                                 Barrett A. Toan
                                Howard L. Waltman
                                Gary E. Wendlandt
                                 Norman Zachary

(c)      The stockholder vote for each director was as follows:

                                            Votes               Votes
                                          Cast For            Withheld
                                      ------------------    --------------

 Howard I. Atkins                        171,155,099            250,753
 Stuart L. Bascomb                       171,155,999            249,853
 Gary G. Benanav                         171,155,091            250,761
 Frank J. Borelli                        171,155,399            250,453
 Judith E. Campbell                      171,154,299            251,553
 Barbara B. Hill                         171,155,399            250,453
 Richard M. Kernan, Jr.                  171,155,999            250,553
 Richard A. Norling                      171,154,491            249,853
 Frederick J. Sievert                    171,154,491            251,361
 Stephen N. Steinig                      171,131,158            274,694
 Seymour Sternberg                       169,836,358          1,569,494
 Barrett A. Toan                         171,155,493            250,359
 Howard L. Waltman                       171,154,563            251,289
 Gary E. Wendlandt                       171,154,499            251,353
 Norman Zachary                          171,153,055            252,797

         The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the Company's current fiscal year (171,346,209 affirmative votes; 40,197 negative votes; 19,446 abstention votes).


Item 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Index to Exhibits on page 23.
              --------

         (b)  Reports on Form 8-K.
              -------------------

                      (i) On April 24, 2000, we filed a Current Report on Form 8-K, dated April 19, 2000 under Items 5 and 7, regarding a press release we issued concerning our first quarter 2000 financial performance.

                      (ii) On June 23, 2000,  we filed a Current  Report on Form
                           8-K, dated June 19, 2000 under Items 5 and 7, regarding a press release we issued concerning our restructured relationship with PlanetRx.com and an asset impairment charge on our investment in PlanetRx.com to be taken during the second quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EXPRESS SCRIPTS, INC.
                                          (Registrant)



Date:    August 9, 2000              By:
                                         /s/ Barrett A. Toan
                                     Barrett A. Toan, President and
                                     Chief Executive Officer



Date:    August 9, 2000              By:
                                         /s/ George Paz
                                     George Paz, Senior Vice
                                     President and Chief
                                     Financial Officer



                                INDEX TO EXHIBITS
            (Express Scripts, Inc. - Commission File Number 0-20199)

Exhibit
Number          Exhibit

 2.1(2) Stock Purchase Agreement by and among SmithKline Beecham Corporation, SmithKline Beecham InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed February 18, 1999.

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

3.2 Second Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit No. 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

4.2 Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Registration Statement on Form S-4 filed August 4, 1999 (No. 333-83133).

4.3 Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

4.4(1) Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein.

10.1(1) Express Scripts, Inc. Executive Deferred Compensation Plan, as amended.

10.2(3) Agreement dated June 19, 2000 by and among the Company and PlanetRx.com, Inc., incorporated by reference to Exhibit No. 7 to
               Schedule 13D dated June 19, 2000, filed June 29, 2000, by the Company with respect to PlanetRx.com, Inc.

10.3(4) Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 4.3 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 9, 2000 (Registration Number 333-43336).

27.1(1) Financial Data Schedule (provided for the information of the U.S. Securities and Exchange
               Commission only).


1    Filed herein.
2 The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
3    Confidential treatment was requested for certain portions of this exhibit.
4    Management contract or compensatory plan or arrangement