Form 10-Q
period 2000-09-30
EXPRESS SCRIPTS INC
filed 2000-11-13
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

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


Common stock outstanding as of November 9, 2000:     38,596,891  Shares Class A



                              EXPRESS SCRIPTS, INC.
                                      INDEX

                                                                    Page Number

Part I       Financial Information                                            3

             Item 1.  Financial Statements (unaudited)

                      a) Consolidated Balance Sheet                           3

                      b) Consolidated Statement of Operations                 4

                      c) Consolidated Statement of Changes
                              in Stockholders' Equity                         5

                      d) Consolidated Statement of Cash Flows                 6

                      e) Notes to Consolidated Financial Statements           7

             Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               15

             Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risks                                      23

Part II      Other Information

             Item 1.  Legal Proceedings - (Not Applicable)

             Item 2.  Changes in Securities and Use of Proceeds -
                            (Not Applicable)

             Item 3.  Defaults Upon Senior Securities - (Not Applicable)

             Item 4.  Submission of Matters to a Vote of Security Holders -
                           (Not Applicable)

             Item 5.  Other Information - (Not Applicable)

            Item 6.  Exhibits and Reports on Form 8-K                        24

Signatures                                                                   25

Index to Exhibits                                                            26



                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements


                              EXPRESS SCRIPTS, INC.

                      Unaudited Consolidated Balance Sheet


                                                                                   September 30,         December 31,
(in thousands, except share data)                                                       2000                 1999
                                                                                  -----------------     ----------------
Assets
Current assets:
   Cash and cash equivalents                                                        $    22,182           $   132,630
   Receivables, net                                                                     768,110               783,086
   Inventories                                                                           71,141               113,248
   Other current assets                                                                  26,227                37,391
                                                                                  -----------------     ----------------
        Total current assets                                                            887,660             1,066,355
Investment in marketable securities                                                       4,493               150,365
Property and equipment, net                                                             122,494                97,573
Goodwill, net                                                                           975,855               982,496
Other intangible assets, net                                                            159,314               183,420
Other assets                                                                              6,912                 7,102
                                                                                  -----------------     ----------------
        Total assets                                                                $ 2,156,728           $ 2,487,311
                                                                                  =================     ================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                       $   798,087           $   850,630
   Other current liabilities                                                            224,397               249,728
                                                                                  -----------------     ----------------
        Total current liabilities                                                     1,022,484             1,100,358
Long-term debt                                                                          426,523               635,873
Other liabilities                                                                        39,544                51,598
                                                                                  -----------------     ----------------
        Total liabilities                                                             1,488,551             1,787,829
                                                                                  -----------------     ----------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding
   Class A Common Stock, $0.01 par value, 150,000,000 shares authorized,
      24,246,000 and 23,981,000 shares issued and outstanding, respectively                 242                   240
   Class B Common Stock, $0.01 par value, 31,000,000 shares authorized,
      15,020,000 shares issued and outstanding                                              150                   150
   Additional paid-in capital                                                           446,626               418,921
   Unearned compensation under employee compensation plans                              (14,566)                    -
   Accumulated other comprehensive income                                                (3,723)               (9,521)
   Retained earnings                                                                    267,670               296,540
                                                                                  -----------------     ----------------
                                                                                        696,399               706,330
   Class A Common Stock in treasury at cost, 744,000 and 465,000
      shares, respectively                                                              (28,222)               (6,848)
                                                                                  -----------------     ----------------
        Total stockholders' equity                                                      668,177               699,482
                                                                                  -----------------     ----------------
        Total liabilities and stockholders' equity                                  $ 2,156,728           $ 2,487,311
                                                                                  =================     ================

See accompanying Notes to Consolidated Financial Statements


                              EXPRESS SCRIPTS, INC.
                 Unaudited Consolidated Statement of Operations



                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                            September 30,
(in thousands, except per share data)                      2000                1999                 2000                 1999
                                                       ---------------    ----------------     ----------------     ----------------
Revenues:
   Revenues                                             $ 1,732,151         $ 1,083,496          $ 4,854,942          $ 2,979,332
   Other revenues                                             4,338                   -               10,423                    -
                                                       ---------------    ----------------     ----------------     ----------------
                                                          1,736,489           1,083,496            4,865,365            2,979,332
                                                       ---------------    ----------------     ----------------     ----------------
Cost and expenses:
   Cost of revenues                                       1,603,650             958,987            4,462,677            2,652,623
   Selling, general and administrative                       82,687              78,761              253,479              207,098
   Non-recurring                                                  -                   -                    -                9,400
                                                       ---------------    ----------------     ----------------     ----------------
                                                          1,686,337           1,037,748            4,716,156            2,869,121
                                                       ---------------    ----------------     ----------------     ----------------
Operating income                                             50,152              45,748              149,209              110,211
                                                       ---------------    ----------------     ----------------     ----------------
Other income (expense):
   Write-down of marketable securities                            -                   -             (155,500)                   -
   Interest income                                            2,774               1,065                6,201                3,902
   Interest expense                                         (10,861)            (15,794)             (38,245)             (45,247)
                                                       ---------------    ----------------     ----------------     ----------------
                                                             (8,087)            (14,729)            (187,544)             (41,345)
                                                       ---------------    ----------------     ----------------     ----------------
Income (loss) before income taxes                            42,065              31,019              (38,335)              68,866
Provision for (benefit from) income taxes                    17,292              13,471              (10,363)              30,757
                                                       ---------------    ----------------     ----------------     ----------------
Income (loss) before extraordinary item                      24,773              17,548              (27,972)              38,109
Extraordinary item, net of taxes                               (898)               (553)                (898)              (7,150)
                                                       ---------------    ----------------     ----------------     ----------------
Net income (loss)                                       $    23,875         $    16,995          $   (28,870)         $    30,959
                                                       ===============    ================     ================     ================

Basic earnings (loss) per share:
   Before extraordinary item                            $      0.64         $      0.46          $     (0.74)         $      1.08
   Extraordinary item                                         (0.02)              (0.02)               (0.02)               (0.20)
                                                       ---------------    ----------------     ----------------     ----------------
   Net income (loss)                                    $      0.62         $      0.44          $     (0.76)         $      0.88
                                                       ===============    ================     ================     ================
Weighted average number of common shares
   outstanding during the period - Basic EPS                 38,331              38,480               38,163               35,274
                                                       ===============    ================     ================     ================

Diluted earnings (loss) per share
   Before extraordinary item                            $      0.63         $      0.45          $     (0.72)         $      1.06
   Extraordinary item                                         (0.02)              (0.02)               (0.02)               (0.20)
                                                       ---------------    ----------------     ----------------     ----------------
   Net income (loss)                                    $      0.61         $      0.43          $     (0.74)         $      0.86
                                                       ===============    ================     ================     ================
Weighted average number of common shares
   outstanding during the period - Diluted EPS               39,290              39,354               38,920               36,148
                                                       ===============    ================     ================     ================

See accompanying Notes to Consolidated Financial Statements


                                                            EXPRESS SCRIPTS, INC.
                                     Unaudited Consolidated Statement of Changes in Stockholders' Equity


                             Number of Shares                                                Amount
                           ---------------     ----------------------------------------------------------------------------------

                                                                                Unearned
                                                                              Compensation
                                                                                 Under      Accumulated
                              Class A   Class B  Class A  Class B  Additional   Employee      Other
                              Common    Common   Common   Common   Paid-in    Compensation Comprehensive  Retained  Treasury
(in thousands)                Stock     Stock    Stock    Stock    Capital      Plans         Income      Earnings    Stock  Total
---------------------------------------------  ------------------------------------------------------------------------------------
Balance at December 31, 1999  23,981   15,020   $  240  $  150    $418,921   $    -      $  (9,521)     $296,540  $(6,848) $699,482
                             ----------------  ------------------------------------------------------------------------------------
  Comprehensive income:
    Net loss                      -         -       -        -           -        -              -       (28,870)       -   (28,870)
    Other comprehensive
     income,
     Foreign currency
      translation adjustment      -         -       -        -           -        -           (152)           -         -      (152)
     Unrealized loss on
      investment, net of tax
       benefit of $2,172          -         -       -        -           -        -         (3,605)           -         -    (3,605)
     Recognition of prior
      period unrealized
       losses on investments      -         -       -        -           -        -          9,555            -         -     9,555
                             ----------------   ------------------------------------------------------------------------------------
  Comprehensive income (loss)     -         -       -        -           -        -          5,798       (28,870)       -   (23,072)
  Repurchase of Class A
    Common Stock                  -         -       -        -           -        -              -       (30,247)           (30,247)
  Common stock issued under
    employee plans               265        -       2        -      16,803      (15,128)         -            -         -     1,677
  Amortization of unearned
    compensation under
     employee plans               -         -       -        -           -          562          -            -         -       562
  Exercise of stock options       -         -       -        -       1,171        -              -            -     8,873    10,044
  Tax benefit relating to
    employee stock options        -         -       -        -       9,731        -              -            -         -     9,731
                            -----------------   ------------------------------------------------------------------------------------
Balance at September 30,
2000                          24,246   15,020   $ 242   $  150    $446,626     $(14,566)  $  (3,723)   $267,670  $(28,222) $668,177
                            =================   ====================================================================================

See accompanying Notes to Consolidated Financial Statements


                                                 EXPRESS SCRIPTS, INC.
                                    Unaudited Consolidated Statement of Cash Flows

                                                                                            Nine Months Ended
                                                                                              September 30,
(in thousands)                                                                          2000                 1999
                                                                                   ----------------     ----------------
   Net (loss) income                                                                 $   (28,870)         $    30,959

   Adjustment to reconcile net (loss) income to net cash provided by operating activities
        Depreciation and amortization                                                     61,356               50,756
        Deferred income taxes                                                            (45,657)               9,494
        Bad debt expense                                                                   9,405                3,005
        Tax benefit relating to employee stock options                                     9,731                2,689
        Write-down of marketable securities                                              155,500                    -
        Non-recurring charges, net of cash                                                     -                5,762
        Extraordinary item                                                                 1,454               11,642
        Net changes in operating assets and liabilities,
          net of changes resulting from acquisition                                       (5,750)             (25,690)
                                                                                   ----------------     ----------------
Net cash provided by operating activities                                                157,169               88,617
                                                                                   ----------------     ----------------
Cash flows from investing activities:
   Purchases of property and equipment                                                   (46,976)             (25,924)
   Proceeds from sale of property and equipment                                            8,831                    -
   Acquisition, net of cash acquired                                                           -             (718,416)
   Other, net                                                                               (966)                   -
                                                                                   ----------------     ----------------
Net cash (used in) investing activities                                                  (39,111)            (744,340)
                                                                                   ----------------     ----------------

Cash flows from financing activities:
   Repayment of long-term debt                                                          (210,069)            (975,000)
   Proceeds from long-term debt                                                                -            1,288,815
   Repurchase of Class A Common Stock                                                    (30,247)                   -
   Net proceeds from issuance of common stock                                                  -              299,381
   Financing fees paid                                                                         -              (25,437)
   Other, net                                                                             11,963                5,781
                                                                                   ----------------     ----------------
Net cash (used in) provided by financing activities                                     (228,353)             593,540
                                                                                   ----------------     ----------------

Effects of foreign currency translation adjustment                                          (153)                  48
                                                                                   ----------------     ----------------

Net decrease in cash and cash equivalents                                               (110,448)             (62,135)
Cash and cash equivalents at beginning of period                                         132,630              122,589
                                                                                   ----------------     ----------------
Cash and cash equivalents at end of period                                           $    22,182          $    60,454
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

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2000, the Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2000, and 1999, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2000, and the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2000, and 1999. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note 2 - Receivables

     As of September 30, 2000 and December 31, 1999, unbilled receivables were $387,561,000 and $416,740,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client. As of September 30, 2000 and December 31, 1999, we have allowances for doubtful accounts of $22,035,000 and $17,281,000, respectively.

Note 3 - Earnings Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all periods are outstanding stock options and stock warrants (959,000 and 757,000 shares for the three and nine months ended of September 30, 2000) and any unvested shares and shares issuable pursuant to employee elected deferral under the executive deferred compensation plan (there were no shares for the three and nine months ended of September 30, 2000), all calculated under the "treasury stock" method in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share".

Note 4 - Acquisition

     The shareholders of Centre d'autorisation et de paiement des services de sante, a leading Quebec-based PBM commonly referred to as CAPSS, accepted the offer made by our Canadian subsidiary, ESI Canada, Inc., to acquire all of the outstanding shares of CAPSS, subject to regulatory approval and satisfaction of certain conditions, for approximately CDN$25 million (approximately US$16.5 million). The transaction, which is expected to close by year-end, will add approximately 1.5 million lives to ESI Canada's membership base. The transaction is not expected to be dilutive to earnings in 2001 and is expected to be slightly accretive in 2002.

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

(in thousands)
---------------------------------------------------------------------
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

                                                       Nine Months Ended
                                                         September 30,
(in thousands, except per share data)                        1999
--------------------------------------------------------------------------
Total revenues                                             $  3,044,698
Income before extraordinary item                                 39,164
Extraordinary item                                               (7,150)
                                                    ----------------------
Net income                                                 $     32,014
                                                    ======================
Basic earnings per share
    Before extraordinary item                              $       1.11
    Extraordinary item                                            (0.20)
                                                    ----------------------
    Net income                                             $       0.91
                                                    ======================
Diluted earnings per share
    Before extraordinary item                              $       1.08
    Extraordinary item                                            (0.20)
                                                    ----------------------
    Net income                                             $       0.88
                                                    ======================

Note 5 - Marketable Securities

     All investments not included in a money market fund are accounted for under Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income in stockholders' equity until recognized. Unrealized losses are recognized as expense when a decline in fair value is determined to be other than temporary.

     We recorded a non-cash impairment charge related to our investment in PlanetRx.com, Inc. ("PlanetRx") common stock during the second quarter of 2000 as the loss in value was deemed to be other than temporary. Therefore, any unrealized losses associated with recording our investment in PlanetRx at current market value that we had recorded in stockholders' equity were written off to the current period earnings, in addition to any additional charges necessary to write-down the value of our investment. In the third quarter of 2000, we have written down the value of our investment in PlanetRx an additional $3,605,000 (after tax) as an unrealized loss recognized in stockholders' equity as a component of comprehensive income, as the current unrealized loss is considered to be temporary. At September 30, 2000 and December 31, 1999, available-for-sale securities totaled $4,493,000 and $150,365,000, respectively. As of September 30, 2000, we have recorded a total unrealized loss of $99,732,000, net of taxes, and a realized loss of $905,000, net of taxes.

Note 6 - Financing

     During the third quarter of 2000, we repaid the remaining $35,000,000 outstanding on our revolving credit facility and prepaid $100,000,000 of our Term A loans, which were applied against the scheduled principal payments for fiscal years 2001, 2002 and a portion of the scheduled principal payment for fiscal year 2003. Beginning in March 2003, we are required to make annual principal payments on the Term A loans of $56,750,000 in 2003, $62,700,000 in 2004 and $65,660,000 in 2005. As a result of the prepayment on the Term A loans, we recognized an $898,000, net of tax, extraordinary loss from the write-off of deferred financing fees.

     In conjunction with the prepayment of the Term A loans, we restructured our existing interest rate swap agreements, reducing the notional amounts of the swaps to a combined $185 million as of September 30, 2000 and $100 million as of October 16, 2000. We received $2,397,000 to restructure our swap agreements, of which $1,500,000 ($926,000 after tax) was recognized against interest expense as an ordinary gain related to the prepayment of debt and the remaining $897,000 has been deferred and will be amortized over the remaining term of the loans. Under the restructured swap agreements, we have, in effect, converted approximately $100 million of our variable rate debt to fixed rate debt until April 2003 when the notional amount reduces to $60 million and April 2004 when the notional amount reduces to $20 million.

Note 7 - Restructuring

     During the second quarter of 1999, we recorded a pre-tax restructuring charge of $9,400,000 associated with the consolidation of our Plymouth, Minnesota facility into our Bloomington, Minnesota facility. In December 1999 and September 2000, the associated accrual was reduced by $2,301,000 and $44,000, primarily as a result of subleasing a portion of the unoccupied space. The consolidation plan includes the relocation of all employees at the Plymouth facility to the Bloomington facility that began in August 1999, with completion delayed until the first quarter of 2001 from the previously disclosed third quarter of 2000. Included in the restructuring charge are anticipated cash expenditures of approximately $4,823,000 for lease termination fees and rent on unoccupied space (which payments will continue through April 2001, when the lease expires) and anticipated non-cash charges of approximately $2,276,000 for the write-down of leasehold improvements and furniture and fixtures. The restructuring charge does not include any costs associated with the physical relocation of the employees.

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



                                        Balance at         2000                       Balance at
                                       December 31,     Additions/       2000       September 30,
(in thousands)                             1999        (Reversals)      Usage            2000
------------------------------------------------------------------------------------------------
Non-cash
Write-down of long-lived assets          $       28     $      -    $        -      $       28
Cash
Employee transition costs                     1,592            -         1,592               -
Stock compensation                              559            -           559               -
Termination fees and rent                     1,338          (44)        1,072             222
                                      -----------------------------------------------------------
                                         $    3,517     $    (44)   $    3,223      $      250
                                      ===========================================================

     All of the restructuring charges which include tangible assets to be disposed of are written down to their net realizable value, less cost of disposal. We expect recovery to approximate its cost of disposal. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary from such estimates.

Note 8 - Common Stock

     The holders of Class A Common Stock have one vote per share and the holders of Class B Common Stock have ten votes per share. NYLife Healthcare Management, Inc., a subsidiary of New York Life Insurance Company, owned all of our outstanding shares of Class B Common Stock at September 30, 2000. The Class B Common Stock automatically converts into shares of our Class A Common Stock upon transfer to any entity other than New York Life or an affiliate of New York Life or otherwise at the option of the holder. On November 7, 2000, NYLife Healthcare Management, Inc. exchanged each outstanding share of Class B Common Stock for one share of our Class A Common Stock and then immediately distributed such shares to NYLIFE LLC, another subsidiary of New York Life. Consequently, as of November 7, 2000, we have reacquired all of our Class B Common Stock and currently hold them as treasury shares. Immediately following the exchange and distribution to NYLIFE LLC, NYLIFE LLC completed the sale of 6,900,000 shares of our Class A Common Stock to the public through a secondary offering. Contemporaneous with this stock offering by NYLIFE LLC, the Express Scripts Automatic Exchange Security Trust, a closed-end investment company that is not affiliated with us, sold 3,450,000 investment units to the public. Upon maturity of the investment units, the Trust may deliver up to 3,450,000 shares of our Class A Common Stock owned by NYLIFE LLC to the holders of the investment units. We will not receive any proceeds from the secondary offering or the offering by the Trust. As a result of these transactions, as of November 7, 2000, we no longer have any shares of Class B Common Stock outstanding.

     At September 30, 2000, NYLIFE and the holders of Class A Common Stock had control over approximately 86.5% and 13.5%, respectively, of the combined voting power of all classes of common stock. However, as of November 7, 2000, due to the exchange of Class B Common Stock for Class A Common Stock and the completion of the secondary offering described above, NYLIFE LLC had approximately 21.1% of the voting power of our Class A Common Stock, which includes the right to vote 3,450,000 Class A shares that the Trust may deliver upon exchange of the Trust issued investment units. New York Life and its subsidiaries have agreed to vote any shares of our Class A Common Stock prior to delivery thereof by the Trust to the holders of the Trust investment units in the same proportion and to the same effect as the votes cast by our other stockholders at any meeting of stockholders, subject to two exceptions relating to election of directors and approval of our 2000 Long-Term Inventive Plan.

     In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long Term Incentive Plan (the "2000 LTIP"), which provides for the grant of various equity awards to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. As of September 30, 2000, 233,968 shares of Class A Common Stock have been reserved for issuance under this plan. During the third quarter 2000, we granted 222,865 restricted shares of Class A Common Stock under the 2000 LTIP to certain of our officers and employees. These shares are subject to various cliff-vesting periods from three to ten years with provisions allowing for accelerated vesting based upon specific performance criteria. Prior to vesting, these restricted shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. No shares have been forfeited as of November 9, 2000. Unearned compensation of $15,016,000 relating to the restricted shares has been recorded as a separate component of stockholders' equity and is being amortized to non-cash compensation expense over the estimated vesting periods.

     Subsequent to September 30, 2000, we issued 50,000 shares of restricted stock to Mr. Toan, our President and Chief Executive Officer, under the 2000 LTIP. These shares will vest in full no later than March 31, 2005, subject to acceleration upon certain contingencies. During fourth quarter, unearned compensation of $3,578,000 relating to the restricted shares will be recorded as a separate component of stockholders' equity and will be amortized to non-cash compensation expense over the estimated vesting periods.

     As of September 30, 2000, we have repurchased a total of 1,265,000 shares of our Class A Common Stock under the stock repurchase program that we announced on October 25, 1996, of which, 790,000 shares were repurchased during the nine months ended September 30, 2000. Approximately 521,000 shares have been utilized for stock option exercises through September 30, 2000. Our Board of Directors approved the repurchase of up to 2,500,000 shares, and placed no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

Note 9 - Condensed Consolidated Financial Statements

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




Condensed Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------
                                                Express
(in thousands)                               Scripts, Inc.     Guarantors    Non-Guarantors     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------
As of September 30, 2000
Current assets                                $   769,953      $   112,158     $     5,549      $         -     $   887,660
Property and equipment, net                        99,498           20,571           2,425                -         122,494
Investments in subsidiaries                       725,696                -           2,261         (727,957)              -
Investments in marketable securities                    -            4,493               -                -           4,493
Intercompany                                     (329,255)         331,325          (2,070)               -               -
Goodwill, net                                     253,559          717,355           4,941                -         975,855
Other intangible assets, net                       56,760          102,254             300                -         159,314
Other assets                                       74,372          (67,412)            (48)               -           6,912
                                            ---------------------------------------------------------------------------------
    Total assets                              $ 1,650,583      $ 1,220,744     $    13,358      $  (727,957)    $ 2,156,728
                                            =================================================================================

Current liabilities                           $   536,777      $   480,610     $     5,097      $         -     $ 1,022,484
Long-term debt                                    426,523                -               -                -         426,523
Other liabilities                                 104,861          (66,266)            949                -          39,544
Stockholders' equity                              582,422          806,400           7,312         (727,957)        668,177
                                            ---------------------------------------------------------------------------------
    Total liabilities and
       stockholders' equity                   $ 1,650,583      $ 1,220,744     $    13,358      $  (727,957)    $ 2,156,728
                                            =================================================================================

As of December 31, 1999
Current assets                                $   549,374      $   509,702     $     7,279      $         -     $ 1,066,355
Property and equipment, net                        39,036           55,776           2,761                -          97,573
Investments in subsidiaries                       725,468                -           2,261         (727,729)              -
Investments in marketable securities                    -          150,365               -                          150,365
Intercompany                                      463,438         (463,241)           (197)               -               -
Goodwill, net                                         168          976,759           5,569                -         982,496
Other intangible assets, net                       22,458          160,901              61                -         183,420
Other assets                                       13,179           (6,493)            563             (147)          7,102
                                            ---------------------------------------------------------------------------------
    Total assets                              $ 1,813,121      $ 1,383,769     $    18,297      $  (727,876)    $ 2,487,311
                                            =================================================================================

Current liabilities                           $   527,312      $   563,457     $     9,589      $         -     $ 1,100,358
Long-term debt                                    635,873                -               -                -         635,873
Other liabilities                                  83,365          (33,018)          1,251                -          51,598
Stockholders' equity                              566,571          853,330           7,457         (727,876)        699,482
                                            ---------------------------------------------------------------------------------
    Total liabilities and
       stockholders' equity                   $ 1,813,121      $ 1,383,769     $    18,297      $  (727,876)    $ 2,487,311
                                            =================================================================================





Condensed Consolidated Statement of Operations
------------------------------------------------------------------------------------------------------------------------------
                                                Express
(in thousands)                               Scripts, Inc.     Guarantors    Non-Guarantors   Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------
Three months ended
    September 30, 2000
Total revenues                                $ 1,088,832      $   644,464     $     3,193      $         -     $ 1,736,489
Operating expenses                              1,069,418          613,597           3,322                -       1,686,337
                                            ----------------------------------------------------------------------------------
    Operating income (loss)                        19,414           30,867            (129)               -          50,152
Interest (expense) income, net                     (8,091)              (7)             11                -          (8,087)
                                            ----------------------------------------------------------------------------------
    Income (loss) before tax effect                11,323           30,860            (118)               -          42,065
Income tax provision (benefit)                      4,645           12,683             (36)               -          17,292
                                            ----------------------------------------------------------------------------------
    Income (loss) before extraordinary
       item                                         6,678           18,177             (82)               -          24,773
Extraordinary item                                   (898)               -               -                -            (898)
                                            ----------------------------------------------------------------------------------
    Net income (loss)                         $     5,780      $    18,177     $       (82)     $         -     $    23,875
                                            ==================================================================================

Three months ended
    September 30, 1999
Total revenues                                $   548,405      $   522,564     $    12,527      $         -     $ 1,083,496
Operating expenses                                517,497          509,031          11,220                -       1,037,748
                                            ---------------------------------------------------------------------------------
    Operating income                               30,908           13,533           1,307                -          45,748
Interest income (expense), net                    (14,759)             (28)             58                -         (14,729)
                                            ---------------------------------------------------------------------------------
    Income before tax effect                       16,149           13,505           1,365                -          31,019
Income tax provision                               12,785             (237)            923                -          13,471
                                            ---------------------------------------------------------------------------------
    Income before extraordinary item                3,364           13,742             442                -          17,548
Extraordinary item                                   (553)               -               -                -            (553)
                                            ---------------------------------------------------------------------------------
    Net income (loss)                         $     2,811      $    13,742     $       442      $         -     $    16,995
                                            =================================================================================

Nine months ended
    September 30, 2000
Total revenues                                $ 3,021,343      $ 1,835,376     $     8,646      $         -     $ 4,865,365
Operating expenses                              2,956,552        1,750,303           9,301                -       4,716,156
                                            --------------------------------------------------------------------------------
    Operating income (loss)                        64,791           85,073            (655)               -         149,209
Write-down of marketable securities                     -         (155,500)              -                -        (155,500)
Interest (expense) income, net                    (32,046)             (10)             12                -         (32,044)
                                            --------------------------------------------------------------------------------
    Income (loss) before tax effect                32,745          (70,437)           (643)               -         (38,335)
Income tax provision (benefit)                     13,372          (23,507)           (228)               -         (10,363)
                                            --------------------------------------------------------------------------------
    Income (loss) before extraordinary
       item                                        19,373          (46,930)           (415)               -         (27,972)
Extraordinary item                                   (898)               -               -                -            (898)
                                            --------------------------------------------------------------------------------
    Net income (loss)                         $    18,475      $   (46,930)    $      (415)     $         -     $   (28,870)
                                            ================================================================================

Nine months ended
    September 30, 1999
Total revenues                                $ 1,555,908      $ 1,395,718     $    27,706      $         -     $ 2,979,332
Operating expenses                              1,468,862        1,374,787          25,472                -       2,869,121
                                            --------------------------------------------------------------------------------
    Operating income                               87,046           20,931           2,234                -         110,211
Interest income (expense), net                    (41,682)             183             154                -         (41,345)
                                            --------------------------------------------------------------------------------
    Income before tax effect                       45,364           21,114           2,388                -          68,866
Income tax provision                               24,351            5,035           1,371                -          30,757
                                            -------------------------------------------------------------------------------
    Income before extraordinary item               21,013           16,079           1,017                -          38,109
Extraordinary item                                 (7,150)               -               -                -          (7,150)
                                            --------------------------------------------------------------------------------
    Net income (loss)                         $    13,863      $    16,079     $     1,017      $         -     $    30,959
                                            ================================================================================






Condensed Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------
                                                Express
(in thousands)                               Scripts, Inc.     Guarantors    Non-Guarantors      Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------
Nine months ended
    September 30, 2000
Net cash (used in) provided by operating
   activities                                 $  (423,018)     $   583,672     $    (3,338)     $      (147)    $   157,169

Cash flows from investing activities:
   Purchases of property and equipment            (79,381)          32,528            (123)               -         (46,976)
   Proceeds from sales of property and
     equipment                                      8,831                -               -                -           8,831
   Other                                             (966)               -               -                -            (966)
                                            ----------------------------------------------------------------------------------
Net cash (used in) provided by investing
    activities                                    (71,516)          32,528            (123)               -         (39,111)

Cash flows from financing activities:
   Repayment of long-term debt                   (210,069)               -               -                -        (210,069)
   Repurchase of common stock                     (30,247)               -               -                -         (30,247)
   Other                                           11,963                -               -                -          11,963
   Net transactions with parent                   798,226         (800,516)          2,143              147               -
                                            ----------------------------------------------------------------------------------
Net cash provided by (used in) financing
    activities                                    569,873         (800,516)          2,143              147        (228,353)

Effective of foreign currency translation
   adjustment                                        (153)               -               -                -            (153)
                                            ----------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                     75,186         (184,316)         (1,318)               -        (110,448)
Cash and cash equivalents at beginning of
   period                                         123,722            4,198           4,710                -         132,630
                                            ----------------------------------------------------------------------------------
Cash and cash equivalents at end of period
                                              $   198,908      $  (180,118)    $     3,392      $         -     $    22,182
                                            ==================================================================================
Nine months ended
    September 30, 1999
Net cash provided by operating activities
                                              $    30,886      $    54,814     $     2,619      $       298     $    88,617

Cash flows from investing activities:
   Purchases of property and equipment            (18,797)          (6,641)           (486)               -         (25,924)
   Acquisitions, net of cash acquired                   -         (718,416)              -                -        (718,416)
                                            ----------------------------------------------------------------------------------
Net cash (used in) investing activities           (18,797)        (725,057)           (486)               -        (744,340)

Cash flows from financing activities:
   Repayment of long-term debt                   (975,000)               -               -                -        (975,000)
   Proceeds from long-term debt                 1,288,815                -               -                -       1,288,815
   Net proceeds from issuance of common
     stock                                        299,381                -               -                -         299,381
   Financing fees paid                            (25,437)               -               -                -         (25,437)
   Other                                            5,781                -               -                -           5,781
   Net transactions with parent                  (757,167)         752,721           4,744             (298)              -
                                            ----------------------------------------------------------------------------------
Net cash (used in) provided by financing                                                                            593,540
    activities                                   (163,627)         752,721           4,744                -

Effective of foreign currency translation
   adjustment                                          48                -               -                -              48
                                            ----------------------------------------------------------------------------------

Net (decrease) increase in cash and cash
   equivalents                                   (151,490)          82,478           6,877                -         (62,135)
Cash and cash equivalents at beginning of
   period                                         117,913            2,825           1,851                -         122,589
                                            ----------------------------------------------------------------------------------
Cash and cash equivalents at end of period
                                              $   (33,577)     $    85,303     $     8,728      $         -     $    60,454
                                            ==================================================================================

Note 10 - Segment Reporting

         We are organized on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. We manage the pharmacy benefit within an operating segment that encompasses an integrated PBM service. The remaining two operating service lines (IVTx and SDS) are aggregated into a non-PBM reporting segment. The following table presents information about our reportable segments:




(in thousands)                                              PBM                   Non-PBM                  Total
------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2000
Total revenues                                             $   1,715,008           $      21,481           $   1,736,489
Income before income taxes                                        38,350                   3,715                  42,065

Three months ended September 30, 1999
Total revenues                                             $   1,066,519           $      16,977           $   1,083,496
Income before income taxes                                        29,017                   2,002                  31,019

Nine months ended September 30, 2000
Total revenues                                             $   4,799,768           $      65,597           $   4,865,365
(Loss) income before income taxes                                (52,245)                 13,910                 (38,335)

Nine months ended September 30, 1999
Total revenues                                             $   2,932,422           $      46,910           $   2,979,332
Income before income taxes                                        63,974                   4,892                  68,866


         Included in PBM income before income taxes for the nine months ended September 30, 2000 is the non-cash write-down of $155,500,000 ($97,032,000 net of tax) of our investment in PlanetRx (see Note 5).

Item 2.   Management's Discussion And Analysis Of Financial Condition And
                Results Of Operations

     In this Item 2, "we," "us," "our" and the "Company" refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission ("SEC") and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to:


o risks associated with managing the termination of the United HealthCare contract

o    risks associated with our ability to maintain internal growth rates

o continued pressure on margins resulting from client demands for enhanced service offerings and higher service levels

o competition, including price competition, competition in the bidding and proposal process and our ability to consummate contract negotiations with prospective clients

o    adverse  results in  regulatory,  the  adoption of adverse  legislation  or regulations, more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

o    the possible termination of contracts with key clients or providers

o    the possible loss of relationships with  pharmaceutical  manufacturers,  or
     changes  in  pricing,   discount  or  other  practices  of   pharmaceutical
     manufacturers

o    adverse results in litigation

o    risks associated with our leverage and debt service obligations

o risks associated with our ability to continue to develop new products, services and delivery channels

o developments in the healthcare industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs

o    other risks described from time to time in our filings with the SEC

     We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     We derive our revenues primarily from the sale of PBM services in the United States and Canada. Our PBM revenues generally include administrative fees, dispensing fees and ingredient costs of pharmaceuticals dispensed from retail pharmacies included in one of our networks or from one of our mail pharmacies, and the associated costs are recorded in cost of revenues (the "Gross Basis"). Where we only administer the contracts between our clients and the clients' retail pharmacy networks, as is the case for some of the customer contracts acquired from DPS, we record as revenues only the administrative fee we receive from our activities (the "Net Basis"). We also derive PBM revenues from the sale of informed decision counseling services through our Express Health LineSM division, and the sale of medical information management services (which include the development of data warehouses to combine medical claims and prescription drug claims), disease management support services and quality and outcomes assessments through our Health Management Services ("HMS") division and Practice Patterns Science, Inc. ("PPS") subsidiary.

     Non-PBM revenues are derived from:

o The sale of pharmaceuticals for and the provision of infusion therapy services through our subsidiary IVTx, Inc., doing business as Express Scripts Infusion Services

o Administrative fees received from drug manufacturers for the dispensing or distribution of their pharmaceuticals requiring special handling or packaging through our Express Scripts Specialty Distribution Services ("SDS") subsidiary

     During the first nine months of 2000 we increased our membership to approximately 41.5 million members as of October 1, 2000 compared with 37.5 million members as of October 1, 1999. The membership counts exclude 500,000 and
9.5 million members, respectively, served under the United HealthCare ("UHC") contract, which expired in May 31, 2000. We developed a migration plan to transition the UHC members to their new provider throughout 2000. The migration plan is now substantially complete. Additionally, we continue to develop new products and services for sale to existing clients and pharmaceutical manufacturers and expand the services provided to existing clients. During the first nine months of 2000, approximately 3.8 million members began utilizing expanded services that provide for more advanced formulary management and the addition of mail or network services where only one or two of these services had been previously utilized. We have one of the largest managed care membership bases of any pharmacy benefit management ("PBM") company. Although our membership counts are based on eligibility data provided by our clients, they necessarily involve some estimates, extrapolations and approximations. For example, some plan designs allow for family coverage under a single identification number, and we make assumptions about the average number of persons per family in calculating the membership covered by such plans. Because these assumptions may vary between PBMs, membership counts may not be comparable between our competitors and us. However, we believe our membership count provides a reasonable estimation of the population we serve, and can be used as one measure of our growth.

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

RESULTS OF OPERATIONS

REVENUES


                                      Three Months Ended September 30,               Nine Months Ended September 30,
                                                 Increase/
(in thousands)                        2000       (Decrease)      1999                2000        Increase       1999
---------------------------------------------------------------------------------------------------------------------------

PBM Gross Basis revenues          $    1,664,532      66.2%  $    1,001,462      $    4,613,581      65.1%  $    2,793,787
PBM Net Basis revenues                    46,138     (29.1%)         65,057             175,764      26.8%         138,635
Other revenues                             4,338         nm               -              10,423         nm               -
                                 -------------------------------------------    -------------------------------------------
  Total PBM revenues              $    1,715,008      60.8%  $    1,066,519      $    4,799,768      63.7%  $    2,932,422
  Non-PBM revenues                        21,481      26.5%          16,977              65,597      39.8%          46,910
                                 -------------------------------------------    -------------------------------------------
    Total revenues                $    1,736,489      60.3%  $    1,083,496      $    4,865,365      63.3%  $    2,979,332
                                 ===========================================    ===========================================

nm  = not meaningful

     Our growth in PBM Gross Basis revenues during the third quarter of 2000 and the nine months ended September 30, 2000 over 1999 is primarily due to a combination of the following factors: the conversion of historical Express Scripts and DPS clients to our retail pharmacy networks; higher drug ingredient costs resulting from price increases for existing drugs and new drugs introduced into the marketplace; increased membership; higher utilization; and the conversion of certain clients to a manufacturer formulary management program in which we derive an administrative fee for our services, which is recorded in revenue, from a program whereby amounts received from pharmaceutical manufacturers are recorded as a reduction of cost of revenues. The increase in revenues for the nine months ended September 30, 2000 is also due to DPS revenues being reported for all of 2000 compared to only two quarters in 1999. These increases were slightly offset by the reduction in Net Basis revenues received under the UHC contract since its termination in May 2000.

     Network pharmacy claims revenue increased $491,600,000, or 65.7%, and 1,360,958,000, or 64.2%, during the three months and nine months ended September 30, 2000 over 1999, respectively. Network pharmacy claims processed decreased 3,783,000, or 5.0%, to 72,307,000 and increased 42,926,000, or 22.8%, to
231,530,000 for the three months and nine months ended September 30, 2000 over 1999, respectively. The primary reason for the decline in network pharmacy claims processed during the third quarter is the transition of UHC members to another provider. The average revenue per network pharmacy claim increased 74.4% to $17.15 over the third quarter of 1999 primarily as a result of the increased rate of historical Express Scripts and DPS clients moving from retail pharmacy networks contracted by the clients to one contracted by us and higher drug ingredient costs. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis, therefore this shift to our retail pharmacy networks results in increased Gross Basis revenues. The average revenue per network pharmacy claim increased 33.7% to $15.04 for the first nine months of 2000 over 1999 also as a result of additional clients moving to one of our retail pharmacy networks, but the percentage change impact is diluted compared to the third quarter due to the three additional months of DPS claims in the first nine months of 2000 over 1999.

     Mail pharmacy services revenues and mail pharmacy services claims processed increased $148,932,000, or 48.6% and 1,061,000, or 37.3%, respectively, for the third quarter of 2000 over 1999 and  $489,283,000,  or 62.6% and  3,694,000,  or
49.7%, respectively, for the nine months ended September 30, 2000 over 1999. These increases are primarily due to the addition of new members with high mail utilization rates as well as increased utilization by existing members. For the three months and nine months ended September 30, 2000 the average revenue per mail pharmacy claim increased 8.2% and 8.6% over the three months and nine months ended September 30, 1999 primarily due to higher drug ingredient costs, as discussed above.

     Other revenue increased $4,338,000 and $10,423,000 for the three months and the nine months ended September 30, 2000 over 1999 due to fees received under our agreement with PlanetRx.com, Inc. ("PlanetRx"). Effective July 5, 2000 we restructured our agreement with PlanetRx in exchange for a one-time cash payment of $8,000,000. Approximately $3,700,000 of the payment represents amounts earned through the second quarter of 2000, the remainder represents a fee for the termination of the prior contract and was recorded in the third quarter of 2000. No additional cash payments will be paid to us under the restructured agreement. Additionally, as of September 30, 2000, we retained our ownership of approximately 10.3 million common shares of PlanetRx.

     The increase in revenue for non-PBM services during 2000 compared to 1999 is primarily due to additional volume within SDS resulting from a new contract that took effect during the fourth quarter of 1999.

COST AND EXPENSES


                                           Three Months Ended September 30,            Nine Months Ended September 30,
                                                       Increase/
(in thousands)                               2000      (Decrease)     1999              2000      Increase       1999
---------------------------------------------------------------------------------------------------------------------------
   PBM                                   $   1,588,135    67.9%   $     945,907     $   4,418,445    68.9%   $   2,615,937
     Percentage of total PBM revenues            92.6%                    88.7%             92.1%                    89.2%
   Non-PBM                                      15,515    18.6%          13,080            44,232    20.6%          36,686
     Percentage of non-PBM revenues              72.2%                    77.0%             67.4%                    78.2%
                                        ----------------------------------------   ----------------------------------------
   Cost of revenues                          1,603,650    67.2%         958,987         4,462,677    68.2%       2,652,623
     Percentage of total revenues                92.4%                    88.5%             91.7%                    89.0%

   Selling, general and administrative          68,206    13.0%          60,367           201,602    22.8%         164,124
     Percentage of total revenues                 3.9%                     5.6%              4.1%                     5.5%

   Depreciation and amortization(1)             14,481   (21.3%)         18,394            51,877    20.7%          42,974
     Percentage of total revenues                 0.8%                     1.7%              1.1%                     1.4%

   Non-recurring expenses                            -       nm               -                 -       nm           9,400
     Percentage of total revenues                   nm                       nm                nm                     0.3%

                                        ----------------------------------------   ----------------------------------------
   Total cost and expenses               $   1,686,337    62.5%   $   1,037,748     $   4,716,156    64.4%   $   2,869,121
                                        ========================================   ========================================
     Percentage of total revenues                97.1%                    95.8%             96.9%                    96.3%

(1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $2,675 and $2,060 for the three months ended September 30, 2000 and 1999, respectively and $7,754 and $6,541 for the nine months ended September 30, 2000 and 1999, respectively.

nm  = not meaningful

     Cost of revenues for PBM services as a percentage of total PBM revenues has increased for the three months and the nine months ended September 30, 2000 over 1999. This increase is primarily due to converting both historical Express Scripts and DPS clients from pharmacy networks contracted by the client to one contracted by us, for which we record the drug ingredient cost in cost of revenue (see further discussion under "--Overview"), the establishment of a contract reserve due to pricing issues with a particular client agreement, and continued margin pressures due to pricing. These increases in cost of revenues were partially offset by increases in amounts received from pharmaceutical manufacturers for our formulary management programs during the first nine months of 2000.

     Cost of revenues for non-PBM services decreased as a percentage of non-PBM revenues in 2000 from 1999 primarily due to additional volume of business within SDS, which represents a larger percentage of non-PBM revenues, where we record as revenue only our administrative fee for distributing pharmaceutical manufacturers' products. SDS was also able to derive operating cost efficiencies as a result of the increase in volume serviced under the contract that took effect in the fourth quarter of 1999, as discussed above.

     Selling, general and administrative expenses, excluding depreciation and amortization, increased $7,839,000, or 13.0%, in the third quarter of 2000 over 1999 and $37,478,000, or 22.8%, for the first nine months of 2000 over 1999. The increase in 2000 is primarily due to expenditures required to expand the operational and administrative support functions to enhance management of the pharmacy benefit. However, as a percentage of total revenue, selling, general and administrative expenses decreased to 3.9% and 4.1% for the three and nine months ended September 30, 2000 from 5.6% and 5.5% for the three and nine months ended September 30, 1999.

     Depreciation and amortization expense decreased for the three months ended September 30, 2000 from 1999 primarily as a result of the UHC customer contract intangible asset being fully amortized during the second quarter of 2000. Depreciation and amortization substantially increased for the nine months ended September 30, 2000 over 1999 due to the acquisition of DPS, as 1999 only included amortization of the DPS goodwill and other intangible assets for six months. During the first nine months of 2000, we have recorded amortization expense for goodwill and other intangible assets of $42,294,000 compared to $36,880,000 for the nine months ended September 30, 1999. The remaining increases in 2000 were primarily due to expansion of our operations and enhancement of our information systems to better serve our clients.

     During the third quarter of 1999, we recorded a pre-tax restructuring charge of $9,400,000 associated with the consolidation of our Plymouth, Minnesota facility into our Bloomington, Minnesota facility. In December 1999 and September 2000, the associated accrual was reduced by $2,301,000 and $44,000, primarily as a result of subleasing a portion of the unoccupied space. The consolidation plan includes the relocation of all employees at the Plymouth facility to the Bloomington facility that began in August 1999, with completion delayed until the first quarter of 2001 from the previously disclosed third quarter of 2000. Included in the restructuring charge are anticipated cash expenditures of approximately $4,823,000 for lease termination fees and rent on unoccupied space (which payments will continue through April 2001, when the lease expires) and anticipated non-cash charges of approximately $2,276,000 for the write-down of leasehold improvements and furniture and fixtures. The restructuring charge does not include any costs associated with the physical relocation of the employees.

OTHER INCOME (EXPENSE), NET

     Our interest expense, net has decreased $6,642,000 and $9,301,000 for the quarter ended and the nine months ended September 30, 2000 compared to 1999. The decrease is a result of utilizing the $299,378,000 proceeds from our June 1999 common stock offering to repay a portion of our credit facility, as well as utilizing $314,131,000 of our own cash to pay-down our credit facility from June 1999 through September 30, 2000. Associated with the prepayment of our loans, we recorded an ordinary gain in interest expense of $1.5 million due to the restructuring of our interest rate swap agreements (see "--Market Risk"). Additionally, we have repurchased $10,115,000 of our Senior Notes as of September of 2000 (see "--Liquidity and Capital Resources").

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

PROVISION FOR INCOME TAXES

     Our income taxes for the third quarter 2000 and the nine months ended September 30, 2000 were expense of $17,292,000 and a benefit of $10,363,000, respectively. The tax benefit is due primarily to the marketable securities impairment write-down discussed under "--Other Income (Expense), Net". Our effective tax rate for the quarter ended September 30, 2000 and 1999 was 41.1% and 43.4%, respectively. Excluding the $58,468,000 tax benefit from the write-down in 2000 and the $9,400,000 restructuring charge in 1999, our effective tax rate would have been 41.1% and 43.9% for the nine months ended September 30, 2000 and 1999. Our effective tax rate for continuing operations decreased from 1999 primarily due to the reduction in the non-deductible goodwill and customer contract amortization expense associated with the ValueRx acquisition as a percentage of income before income taxes. The goodwill and customer contract amortization for the DPS acquisition is deductible for income tax purposes due to the filing of an Internal Revenue Code ss.338(h)(10) election.

NET INCOME AND EARNINGS PER SHARE

     Our net income increased $6,880,000 to $23,875,000 for the third quarter of 2000 from 1999 and decreased $59,829,000 to a net loss of $28,870,000 for the nine months ended September 30, 2000 from 1999. The following items impacted earnings:

o An extraordinary loss on the early retirement of debt due to the write-off of deferred financing fees during the third quarter of 2000 in the amount of $898,000, net of tax (see "--Liquidity and Capital Resources")

o An ordinary gain in the amount of $1,500,000 ($926,000 net of tax) on the restructuring of our interest rate swap agreements related to the early retirement of debt during the third quarter of 2000 (see "--Market Risk")

o A non-cash impairment charge during the second quarter of 2000 in the amount of $155,500,000 ($97,032,000 net of tax) relating to our PlanetRx investment (see "--Other Income (Expense), Net")

o    A  restructuring  charge during the second quarter of 1999 in the amount of
     $9,400,000   ($5,773,000   net  of  tax)  for  the   Minneapolis   facility
     consolidation (see "--Cost and Expenses")

o An extraordinary loss on the early retirement of debt during the second and third quarters of 1999 in the amount of $6,597,000, net of tax, and $553,000, net of tax, respectively.

     Excluding these effects on net income for 2000 and 1999 net income per diluted share would have been $0.61 and $0.45 for the third quarter of 2000 and 1999, respectively, and $1.75 and $1.21 for the nine months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2000, net cash provided by operations increased $68,552,000 to $157,169,000 from $88,617,000 in 1999. This increase is primarily due to increased profitability, excluding the effect of writing down the PlanetRx stock (see "--Other Income (Expense), Net"), and bringing our inventory levels back down to our normal operating levels after increasing our inventory during the fourth quarter of 1999 by approximately $30,000,000 for our mail pharmacies' anticipation of potentially higher demand due to our members' Year 2000 concerns.

     Days sales outstanding ("DSO") increased to 31.2 days at September 2000 from 28.4 days at September 30, 1999. Gross revenues must be used to calculate the days sales outstanding due to the impact of the Gross Basis versus the Net Basis of recording revenues, as discussed in "--Overview" and "--Revenues." The accounts receivable balance includes the cost of the pharmaceutical dispensed, which may not be included in revenues, as required by generally accepted accounting principles, based on the contractual terms embedded in client and pharmacy contracts. The following table presents our days sales outstanding for the periods ended:


                                                       Nine Months Ended September 30,
(in thousands)                                       2000                       1999
-------------------------------------------------------------------------------------------
Total revenues                                   $    4,865,365             $    2,979,332
Client/pharmacy pass through                          2,345,060                  2,387,485
                                                ----------------           ----------------
Total                                            $    7,210,425             $    5,366,817
                                                ================           ================

Average monthly gross receivables                $      820,072             $      558,078
                                                ================           ================

DSO                                                       31.2                       28.4
                                                ================           ================

     Our allowance for doubtful accounts has increased $4,754,000 or 27.5% to $22,035,000 at September 30, 2000 from $17,281,000 at December 31, 1999. As a percentage of at risk receivables (receivables for which we have a corresponding contractual obligation to pay the applicable retail pharmacy), the allowance for doubtful accounts is 3.3% at September 30, 2000 compared to 2.6% at December 31, 1999.

     We previously announced that we anticipated our cash flow from operations would be temporarily reduced by approximately $20,000,000 due to the termination of the UHC contract during the third quarter of 2000. We subsequently negotiated a revision to the previously announced transition plan with UHC which extended the transition period and delayed the anticipated temporary cash reduction to the fourth quarter of 2000 and the first quarter of 2001. As of September 30, 2000, the transition of UHC members is substantially complete. We expect to fund the termination of the UHC contract in 2000 and 2001 primarily with operating cash flow. We will continue to utilize our operating cash flows for future debt prepayments, stock repurchases, integration costs, technology initiatives and other normal operating cash needs as we deem appropriate.

     Our capital expenditures for the nine months ended September 30, 2000 increased $21,052,000, or 81.2%, over 1999 primarily due to integration related activities as a result of our acquisitions, our concerted effort to invest in our information technology to enhance the services provided to our clients and the continued renovation of our St. Louis operations facility. We expect to continue investing in technology that will provide efficiencies in operations, manage growth and enhance the service provided to our clients. We expect to fund future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our $300 million revolving credit facility, discussed below.

     During September 2000, we sold our Albuquerque, New Mexico property and building for $7,806,000. These assets were then leased back from the purchaser over a period of 10 years with the option to extend the terms up to an additional 10 years. The resulting lease is being accounted for as an operating lease, and the resulting deferred gain of $4,136,000 is being amortized over the 10 year life of the lease.

     During the first nine months of 2000, we utilized our own internally generated cash to repay $100,000,000 on our bank revolving credit facility (described below), prepay $100,000,000 of our Term A loans (described below), repurchase $10,115,000 of our Senior Notes on the open market and repurchase 790,000 shares of our Class A Common Stock for $30,247,000. As of September 30, 2000, we have repurchased a total of 1,265,000 shares of our Class A Common Stock under the stock repurchase program that we announced on October 25, 1996. Our Board of Directors approved the repurchase of up to 2,500,000 shares, and placed no limit on the duration of the program. Additional debt repayments or common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture which governs our Senior Notes.

     We have a credit facility with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company consisting of $285 million of Term A loans and a $300 million revolving credit facility. As a result of the $100 million prepayment of our Term A loans noted above, we recorded an extraordinary charge during the third quarter of 2000 for the deferred financing fees in the amount of $898,000, net of tax. The prepayments on the Term A loans eliminate the scheduled principal payments for fiscal years 2001, 2002 and a portion of the scheduled principal payment for fiscal year 2003. Beginning in March 2003, we are required to make annual principal payments on the Term A loans of $56,750,000 in 2003, $62,700,000 in 2004 and $65,660,000 in 2005. The credit facility  is  secured  by  the  capital  stock  of  each  of  our  existing  and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Inc., Great Plains Reinsurance, ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., and is also secured by 65% of the stock of our foreign subsidiaries.

     The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans had an interest rate of 8.16% on September 30, 2000. Effective July 2000, the LIBOR interest rate spread was reduced from 2% to 1.5% and effective October 2000, reduced to 1.0% based upon calculations set forth in our credit facility. To alleviate interest rate volatility, we have entered into two separate swap arrangements, which are discussed in "--Market Risk" below. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.375%, payable in quarterly installments, on the unused portion of the revolving credit facility ($300 million at September 30, 2000). At September 30, 2000, we are in compliance with all covenants associated with the credit facility.

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

OTHER MATTERS

     The holders of Class A Common Stock have one vote per share and the holders of Class B Common Stock have ten votes per share. NYLife Healthcare Management, Inc., a subsidiary of New York Life Insurance Company, owned all of our outstanding shares of Class B Common Stock at September 30, 2000. The Class B Common Stock automatically converts into shares of our Class A Common Stock upon transfer to any entity other than New York Life or an affiliate of New York Life or otherwise at the option of the holder. On November 7, 2000, NYLife Healthcare Management, Inc. exchanged each outstanding share of Class B Common Stock for one share of our Class A Common Stock and then immediately distributed such shares to NYLIFE LLC, another subsidiary of New York Life. Consequently, as of November 7, 2000, we have reacquired all of our Class B Common Stock and currently hold them as treasury shares. Immediately following the exchange and distribution to NYLIFE LLC, NYLIFE LLC completed the sale of 6,900,000 shares of our Class A Common Stock to the public through a secondary offering. Contemporaneous with this stock offering by NYLIFE LLC, the Express Scripts Automatic Exchange Security Trust, a closed-end investment company that is not affiliated with us, sold 3,450,000 investment units to the public. Upon maturity of the investment units, the Trust may deliver up to 3,450,000 shares of our Class A Common Stock owned by NYLIFE LLC to the holders of the investment units. We will not receive any proceeds from the secondary offering or the offering by the Trust.

     At September 30, 2000, NYLIFE and the holders of Class A Common Stock had control over approximately 86.5% and 13.5%, respectively, of the combined voting power of all classes of common stock. However, as of November 7, 2000, due to the exchange of Class B Common Stock for Class A Common Stock and the completion of the secondary offering described above, NYLIFE LLC had approximately 21.1% of the voting power of our Class A Common Stock, which includes the right to vote 3,450,000 Class A shares that the Trust may deliver upon exchange of the Trust issued investment units. New York Life and its subsidiaries have agreed to vote any shares of our Class A Common Stock prior to delivery thereof by the Trust to the holders of the Trust investment units in the same proportion and to the same effect as the votes cast by our other stockholders at any meeting of stockholders, subject to two exceptions relating to election of directors and approval of our 2000 Long-Term Inventive Plan.

    The shareholders of Centre d'autorisation et de paiement des services de sante, a leading Quebec-based PBM commonly referred to as CAPSS, accepted the offer made by our Canadian subsidiary, ESI Canada, Inc., to acquire all of the outstanding shares of CAPSS, subject to regulatory approval and satisfaction of certain conditions, for approximately CDN$25 million (approximately US$16.5 million). The transaction, which is expected to close by year-end, will add approximately 1.5 million lives to ESI Canada's membership base. The transaction is not expected to be dilutive to earnings in 2001 and is expected to be slightly accretive in 2002.

     In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The effective date for FAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, the Financial Accounting Standards Board has deferred the effective date so that it will begin for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be applicable to our first quarter of fiscal year 2001. Our present interest rate swaps will be considered cash flow hedges. Accordingly, the change in the fair value of the swaps will be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss and any changes in unrealized gain or loss from the initial measurement date representing the effective portion of these hedges will be initially recognized in stockholders' equity and other comprehensive income. If we had adopted FAS 133 as of September 30, 2000, we would have recorded the unrealized gain of $1,747,000 as an asset and increase in stockholders' equity and other comprehensive income.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101,
Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date for implementation of SAB 101 until the fourth quarter of fiscal 2000. We believe that the necessary adjustments to our current revenue recognition policies in order to comply with SAB 101 will not have a materially adverse effect on our financial statements.

     The U.S. Secretary of Health and Human Services has issued proposed rules under the Federal Health Insurance Portability and accountability Act of 1996 ("HIPAA") which, when adopted, will establish standards for the use and disclosure of personally identifiable health care information and for the system security necessary for the maintenance and transmission of such information. We believe we will be subject to the final regulations when issued. We believe we will be able to comply fully with the proposed regulations, but we will incur costs in making required changes to our information systems and in training our employees to comply with the new regulations. We have retained a consulting firm to assist in evaluating the extent of the work that would be required to comply with HIPAA. Until we have completed the evaluation, we are unable to estimate the total cost to comply with HIPAA. The costs we will incur to comply with HIPAA will be expensed as incurred or capitalized in accordance with existing accounting policies and funded through our operating cash flows or our revolving credit facility.

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

MARKET RISK

     In conjunction with the prepayment of the Term A loans, we restructured our existing interest rate swap agreements, reducing the notional amounts of the swaps to a combined $185 million as of September 30, 2000 and $100 million as of October 16, 2000. We received $2,397,000 to restructure our swap agreements, of which $1,500,000 ($926,000 after tax) was recognized against interest expense as an ordinary gain related to the prepayment of debt and the remaining $897,000 has been deferred and will be amortized over the remaining term of the loans.

     Our first interest rate swap agreement became effective during 1998 and has a notional principal amount of $170 million with a fixed rate of interest of 5.88% per annum, plus the interest rate spread of 1.5% (1.0% effective October
2000) as of September 30, 2000. Under the restructured agreement, the notional principal amount reduces to $49 million in October 2000 and will reduce to approximately $47 million in April 2001 until maturing in October 2001.

     Our second interest rate swap agreement became effective during 2000 and has a notional principal amount of $15 million with a fixed rate of interest of 6.25% per annum, plus the interest rate spread of 1.5% (1.0% effective October
2000) as of September 30, 2000. Under the restructured agreement, the notional principal amount increased to $51 million in October 2000, will increase to approximately $53 million in April 2001, to approximately $98 million in October 2001 and to $100 million in April 2002. Beginning in April 2003, the notional principal amount will be reduced to $60 million and in April 2004 will be reduced to $20 million until maturing in April 2005.

     As a result, we have, in effect, converted 100% of our variable rate debt to fixed rate debt under our Credit Facility at September 30, 2000. Beginning in October 2000, we will have converted approximately $100 million of our variable rate debt to fixed rate debt until April 2003 when the notional amount reduces to $60 million and April 2004 when the notional amount reduces to $20 million.

     Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at September 30, 2000 would have caused the fair value of the swaps to decrease by $424,000, resulting in a fair value of $1,323,000.

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


                           PART II. OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Index to Exhibits on page 23.
              --------

         (b)  Reports on Form 8-K.
              -------------------

                      (i) On July 21, 2000, we filed a Current Report on Form 8-K, dated July 19, 2000 under Items 5 and 7, regarding a press release we issued concerning our second quarter 2000 financial performance.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EXPRESS SCRIPTS, INC.
                                           (Registrant)



Date:    November 10, 2000                 By: /s/ Barrett A. Toan
                                               ---------------------------
                                           Barrett A. Toan, President and
                                           Chief Executive Officer



Date:    November 10, 2000                 By: /s/ George Paz
                                               ---------------------------
                                           George Paz, Senior Vice
                                           President and Chief
                                           Financial Officer


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

4.4 Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

4.5       Stockholder and Registration  Rights Agreement dated as of October
          6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.6 Asset Acquisition Agreement dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company's Amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

10.1 Amendment to the Employment Agreement between the Company and Barrett A. Toan, incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed October 18, 2000.


27(1) Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only).


1    Filed herein.

2 The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.