Form 10-K
period 2000-12-31
EXPRESS SCRIPTS INC
filed 2001-03-01
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.


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

     The aggregate market value of Registrant's voting stock held by non-affiliates as of January 31, 2001, was $3,582,603,430 based on 38,600,441 such shares held on such date by non-affiliates and the last sale price for the Class A Common Stock on such date of $92.8125 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant and has assumed that NYLIFE LLC is not an affiliate of the Registrant. On such date, NYLIFE LLC was the beneficial owner of 8,120,000 shares of the Registrant's Class A Common Stock, having an aggregate market value of $753,637,500.

Common stock outstanding as of January 31, 2001:    38,786,311  Shares Class A

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2000.

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


                                     PART I
                                   THE COMPANY
Item 1 - Business

Industry Overview

     Prescription drug costs are the fastest growing component of health care costs in the United States. The U.S. Health Care Financing Administration ("HCFA") estimates that prescription drugs accounted for approximately 8% of U.S. health care expenditures in 1998, and are expected to increase to 11% by 2008. U.S. prescription drug sales for 1998 were approximately $90.6 billion, and HCFA projects continued sales increases at an average annual growth rate of approximately 11% through 2008, compared to an average annual growth rate of approximately 6% for total health care costs during this period. Based upon information in our 1999 Annual Drug Trend report, described below under "--Clinical Support", we estimate that average drug spending will grow at an annual rate of 15% from 2000 through 2004 and average per member drug spend will grow at a compound annual rate of 15% from 1995 through 2004, and that per member drug spend in 2004 will be approximately $760 compared to $387 in 1999 and $216 in 1995. Factors underlying this trend include:

o increases in research and development expenditures by drug manufacturers, resulting in many new drug introductions

o a shorter U.S. Food and Drug Administration approval cycle for new pharmaceuticals

o    high prices for new  "blockbuster"  drugs

o    an aging population

o increased demand for prescription drugs due to increased disease awareness by patients, effective direct-to-consumer advertising by drug manufacturers and a growing reliance on medication in lieu of lifestyle changes

     This trend creates a significant challenge for HMOs, health insurers, employers and unions that provide a drug benefit as part of the health plans they offer to members of their respective organizations. Certain of these health benefit providers, or "payors", engage the services of pharmacy benefit management ("PBM") companies to help them provide a cost-effective drug benefit as part of their health plan and to better understand the impact of prescription drug utilization on their overall health care expenditures.

     In general, PBMs coordinate the distribution of outpatient pharmaceuticals through a combination of benefit-management services, including retail drug card programs, mail pharmacy services and formulary management programs. PBMs emerged during the late 1980s by combining traditional pharmacy claims processing and mail pharmacy services to create an integrated product offering that could help manage the prescription drug benefit for payors. During the early 1990s, numerous PBMs were created, with some providers offering a comprehensive, integrated package of services. There are an estimated 60 PBMs serving a population of approximately 180 million members and processing approximately 2.5 billion prescriptions annually. The PBM industry processed approximately $98 billion worth of prescriptions in 2000. The three largest PBMs account for approximately 55% of prescription volume or member lives.

     The services offered by the more sophisticated PBMs have broadened to include disease management programs, compliance programs, outcomes research, drug therapy management programs and sophisticated data analysis.

Company Overview

     We are the third largest PBM in North America. We are independent from pharmaceutical manufacturer ownership, and believe our independence is important as it allows us to make unbiased formulary recommendations to our clients, balancing both clinical efficacy and cost.

     We provide a full range of pharmacy benefit management services, including retail drug card programs, mail pharmacy services, drug formulary management programs and other clinical management programs for approximately 19,000 client groups that include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. As of January 1, 2001, some of our largest clients include Aetna U.S. Healthcare, Oxford Health Plans, Blue Cross Blue Shield of Massachusetts, the State of Georgia, Blue Shield of California and Mutual of Omaha.

     As of January 1, 2001, our PBM services were provided to approximately 43.5 million members in the United States and Canada who were enrolled in health plans sponsored by our clients. In computing the number of members we serve we make certain estimates and adjustments. We believe different PBMs use different factors in making these estimates and adjustments. We also believe, however, that these numbers are a reasonable approximation of the actual number of members served by us.

         Our PBM services include:

          o    network  pharmacy  management,  mail pharmacy  services,  benefit design consultation, drug utilization review, formulary management programs, disease management, medical and drug data analysis services, and compliance and therapy management programs for our clients

          o    market  research  programs  for  pharmaceutical  manufacturers

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

         Our non-PBM services include:


          o    infusion therapy  services  through our wholly owned  subsidiary,
               Express   Scripts    Infusion    Services

          o distribution of pharmaceuticals requiring special handling or packaging through our wholly owned subsidiary Express Scripts Specialty Distribution Services

     Our revenues are primarily generated from the delivery of prescription drugs through our contractual network of retail pharmacies, mail pharmacy services and infusion therapy services. In 2000, 1999 and 1998, revenues from the delivery of prescription drugs to our members represented 94.1%, 93.4% and 98.2% of our total revenues, respectively. Revenues from services, such as the administration of contracts between our clients and the clients' retail pharmacy networks, market research programs, the sale of medical information management services, the sale of informed decision counseling services and our Specialty Distribution Services comprised the remainder of our revenues.

     Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contract with us and through five mail pharmacy service centers that we operate out of leased facilities. More than 55,000 retail pharmacies, representing more than 99% of all United States retail pharmacies, participate in one or more of our networks. In 2000, we processed approximately 241.8 million network pharmacy claims and 15.2 million mail pharmacy prescriptions, with an estimated total drug spending of $11.2 billion, excluding United HealthCare ("UHC") network pharmacy claims of 57.8 million having an estimating total drug spending of $2.7 billion. Our contract with UHC expired on May 31, 2000 and we transitioned the UHC membership to another provider throughout 2000.

     We were incorporated in Missouri in September 1986, and were reincorporated in Delaware in March 1992. Our principal executive offices are located at 13900 Riverport Drive, Maryland Heights, Missouri 63043. Our telephone number is (314) 770-1666.

Products and Services

Pharmacy Benefit Management Services

     Overview. Our PBM services involve the management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies. We offer our PBM services to our clients in the United States and Canada. Our PBM services include:

          o    retail network pharmacy administration

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

          o    drug    information     through    our     DrugDigest.org     and
               express-scripts.com websites

     During 2000, 98.7% of our revenues were derived from PBM services, compared to 98.5% and 97.9% during 1999 and 1998, respectively. The number of retail pharmacy network claims processed and mail pharmacy claims processed, excluding UHC, has increased to 241.8 million and 15.2 million claims, respectively, in 2000, from 57.8 million and 2.8 million claims, respectively, in 1996. During 1999 and 1998, we processed 211.3 million, excluding UHC, and 113.2 million retail pharmacy network claims, respectively, and 10.6 million and 7.4 million mail pharmacy claims, respectively.

     Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans managed by us. In the United States, these pharmacies typically discount the price at which they will provide drugs to members in return for designation as a network pharmacy. We manage four nationwide networks in the United States that are responsive to client preferences related to cost containment and convenience of access for members. We also manage over 400 networks of pharmacies that we have designed to meet the specific needs of some of our larger clients or that are under direct contract with our managed care clients. We manage one nationwide network in Canada.

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

          o performing a concurrent drug utilization review analysis and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage

          o    updating  the  member's  prescription  drug claim record

          o if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed

     Mail Pharmacy. We operate five mail pharmacies, located in Maryland Heights, Missouri; Tempe, Arizona; Albuquerque, New Mexico; Bensalem, Pennsylvania; and Troy, New York. These pharmacies provide members with convenient access to maintenance medications and enable our clients and us to control drug costs through operating efficiencies and economies of scale. In addition, through our mail service pharmacies we are directly involved with the prescriber and member, and are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks.

     Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist our clients in selecting a benefit plan design that meets their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:

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

     Our foremost consideration in the formulary development process is the clinical appropriateness of the drug, not the cost of the drug. In developing formularies, we first perform a rigorous therapeutic assessment of the drug's clinical effectiveness. After the clinical recommendation is made, it is evaluated on an economic basis. No drug is added to the formulary until our National Pharmacy & Therapeutics Committee, a panel composed of 17 independent physicians, our Chief Medical Officer and five of our pharmacists, approves it. This panel does not consider any information regarding the discount or formulary fee arrangement that might be negotiated with the manufacturer in making its clinical recommendation. This ensures that the clinical recommendation is not affected by the purchasing arrangement.

     We administer a number of different formularies for our clients that identify preferred drugs whose use is encouraged or required through various benefit design features. Historically, many clients have selected a plan design that includes an open formulary in which all drugs are covered by the plan and preferred drugs, if any, are merely recommended. Other options consist of restricted formularies, in which various financial or other incentives exist for the selection of preferred drugs over their non-preferred counterparts, or closed formularies, in which benefits are available only for drugs listed on the formulary. Formulary preferences can be encouraged:

          o by restricting the formulary through plan design features, such as tiered copayments, which require the member to pay a higher amount for a non-preferred drug

          o through prescriber education programs, in which we or the managed care client actively seek to educate the prescribers about the formulary preferences

          o through our drug choice management program, which actively promotes therapeutic and generic interchanges to clinically appropriate cost-effective products to reduce drug costs

     We also provide formulary compliance services to our clients. For example, if the doctor has not prescribed the preferred drug on a client formulary, we notify the pharmacist through our claims processing system. The pharmacist or we can then contact the doctor to attempt to obtain the doctor's consent to switch the prescription to the preferred product. The doctor has the final decision-making authority in prescribing the medication. The doctor will consider the recommended substitution in light of the patient's medical history and approve or deny the substitution. We also offer innovative proprietary drug utilization review and clinical intervention programs to assist clients in managing compliance with the prescribed drug therapy by identifying potential and inappropriate prescribing practices.

     Information Reporting and Analysis and Disease Management Programs. Through the use of sophisticated information and reporting systems, we are better able to manage the prescription drug benefit. We are able to analyze prescription drug data to identify cost trends and budget for expected drug costs, to assess the financial impact of plan design changes and to assist clients to identify costly utilization patterns through an on-line prescription drug decision support tool called ProActSM. This service allows our clients to analyze prescription drug data on-line.

     In addition, our PPS subsidiary builds sophisticated data warehouses combining medical claims, prescription drug claims, and clinical laboratory data to provide decision support to the health care industry. Proprietary PPS applications enable users to quickly evaluate shifts in medical conditions afflicting membership and the effectiveness of interventions from a cost and quality of care perspective. PPS users can evaluate the impact of new prescription drugs on the cost and results of treating specific medical conditions. Working with leading health care organizations, PPS continues to push the sophistication of data warehouses and the applications to provide insight into the subtleties of health care delivery.

     We offer disease management and education programs to assist health benefit plans and our members in managing the total health care costs associated with certain diseases, such as asthma, diabetes and cardiovascular disease. These programs are based upon the premise that patient and provider behavior can positively influence medical outcomes and reduce overall medical costs. We identify patients who may benefit from these programs through claims data analysis or self-enrollment. We conduct risk stratification surveys to establish a plan of care for individual program participants. We provide patient education primarily through a series of telephone and written communications with nurses and pharmacists, and both providers and patients receive progress reports on a regular basis. We conduct outcome surveys to analyze the clinical, personal and economic impact of the program.

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

     Informed Decision Counseling. We offer health care decision counseling services through our Express Health LineSM division. This service allows a member to call a toll-free telephone number and discuss health care matters with a care counselor. The care counselor utilizes on-line decision support protocols and other guidelines to provide the member information to assist them in making an informed decision in seeking appropriate treatment. Records of each call are kept on-line for future reference. This service is available 24 hours a day and staffed by registered nurses. Some multilingual capabilities and service for the hearing impaired are also available. The care counselors make a follow-up phone call to determine the outcome of the initial call and offer additional assistance if needed. Member satisfaction and cost savings associated with redirections to appropriate care levels are measured through a combination of member surveys and system reports.

     Consumer Health and Medical Information. In the summer of 1999, we launched an Internet site, DrugDigest.org to provide a comprehensive source of non-commercial, fact-based drug information. DrugDigest currently has a comprehensive portfolio of consumer-friendly drug information. This portfolio includes information about adverse drug interactions, drug side effects, drug administration tips, and other information useful in helping Express Scripts members and their health care professionals make informed medication decisions. In the coming year, DrugDigest will expand its coverage of prescription, over-the-counter, and herbal medications. The information and features available in our web-based ExpressChoice will allow enrollees to examine a more personalized version of DrugDigest that will include information about their enrollment benefits and drug costs and will generally, allow members and clients to more effectively manage their pharmacy benefit. Finally, the DrugDigest team is expanding their activities into disease management. By tightly coupling pharmaceutical and medical information, members will experience an even deeper understanding of how their medications impact their overall medical care.

Non-PBM Services

     In addition to PBM services, we also provide non-PBM services including specialty distribution services and outpatient infusion therapy to our clients. During 2000, 1.3% of our revenues were derived from non-PBM services, compared to 1.5% and 2.1% during 1999 and 1998, respectively. This slight decline is partially due to the inclusion of Diversified Pharmaceutical Services ("DPS") for a full year in 2000 versus only nine months of 1999 and as a result of an increase in PBM revenues due to the conversion of clients from networks contracted by our client to one contracted by us. The decline from 1998 to 1999 is due to the acquisitions of ValueRx and DPS, which significantly increased our PBM service revenues.

     Express  Scripts  Specialty  Distribution  Services.  We provide  specialty
distribution  services  by  assisting  pharmaceutical   manufacturers  with  the
distribution of, and creation of a database of information for, products requiring special handling/packaging, products targeted to a specific physician or patient population and products distributed to indigent patients. Our services may include eligibility, fulfillment, inventory, insurance verification/authorization and reimbursement. These services are provided in our Maryland Heights, Missouri facility located next to our Corporate Headquarters.

     Express Scripts Infusion Services. We provide infusion therapy services which involve the administration of prescription drugs and other products to a patient by catheter, feeding tube or intravenously, through our wholly owned subsidiary, IVTx, Inc., operating under the name Express Scripts Infusion Services. Our clients benefit from outpatient infusion therapy services because the length of hospital stays can be reduced. Rather than receiving infusion therapy in a hospital, we provide infusion therapy services to patients at home, in a physician's office or in a free-standing center operated by a managed care organization or other entity. We have facilities supporting our infusion services operations in Houston, Texas; Irvine, Texas; Columbia, Maryland; Maryland Heights, Missouri; Columbia, Missouri; Springfield, New Jersey; and West Chester, Pennsylvania.

     Segment Information. Information regarding our segments appears in Note 12 of the notes to our consolidated financial statements, which is incorporated by reference herein.

Suppliers

     We maintain an extensive inventory in our mail pharmacies of brand name and generic pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from manufacturers or through wholesalers. During 2000, approximately 60.0% of our pharmaceutical purchases were through one wholesaler, most of which were brand name pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available.

Clients

     We are a major provider of PBM services to the managed care industry, including several large HMOs, government plans and large employers. Some of our largest managed care clients are Aetna U.S. Healthcare, Inc., Oxford Health Plans, Blue Cross Blue Shield of Massachusetts and Blue Shield of California. Some of our largest employer groups include the State of Georgia and the State of New York Empire Plan Prescription Drug Program (through a subcontracting relationship with CIGNA HealthCare). We also market our PBM services through preferred provider organizations, group purchasing organizations, health insurers, third-party administrators of health plans and union-sponsored benefit plans.

     In connection with our 1999 acquisition of Diversified Pharmaceutical Services ("DPS"), we acquired the contract to serve approximately 9.5 million UHC members. The contract with UHC expired on May 31, 2000. We developed a migration plan to transition the UHC members to their new provider through 2000. We believe the termination and transition of this contract did not materially adversely affect our business and results of operations.

Medicare Prescription Drug Coverage

     The federal Medicare program provides a comprehensive medical benefit program for individuals age 65 and over. Today Medicare covers only a few outpatient prescription drugs. Key policy makers on both sides of the political aisle have proposed changes to the Medicare program that would result in at least partial coverage for most outpatient prescription drugs. The Medicare population is large, and prescription drug utilization among seniors is substantially higher on average than that of other age groups.

     Many of the Medicare prescription drug proposals lack important details regarding the administration of the plan. We believe that a Medicare prescription drug benefit could provide us with substantial new business opportunities, but at the same time any such program could adversely affect other aspects of our business. For example, some of our clients sell medical policies to seniors that provide a prescription drug benefit that we administer. Other clients provide a prescription drug benefit to their retirees. Depending on the plan that is ultimately adopted, a Medicare prescription drug benefit could make such policies or plans less valuable to seniors, adversely affecting that segment of our business. While we believe that there could be opportunities for new business under a Medicare plan that would more than offset any adverse effects, we can give no assurance that this would be the case.

Joint Venture and Acquisitions

     On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco to form RxHub LLC ("RxHub"). RxHub is intended to develop an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans, which their patients use. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We will own one-third of the equity of RxHub (as will each of the other two founders), and have committed to invest up to $20 million over the next five years with approximately $6 million committed for 2001. We will record our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. RxHub will be operated to cover its expected operating costs and to return the cost of capital to the founders.

     As previously announced the shareholders of Centre d'autorisation et de paiement des services de sante, a leading Quebec-based PBM commonly referred to as CAPSS, accepted an offer made by our Canadian subsidiary, ESI Canada, Inc., to acquire all of the outstanding shares of CAPSS, subject to satisfaction of certain conditions, for approximately CAN$25 million (approximately US$16.5 million). The transaction, which will be accounted for under the purchase method of accounting, will be funded with our operating cash flow. We expect to close the transaction during March 2001 and it will add approximately 1.5 million lives to ESI Canada's membership base. The transaction is not expected to be dilutive to earnings in 2001 and is expected to be slightly accretive in 2002.

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

     On April 1, 1998, we acquired the PBM business  known as "ValueRx" from HCA
- The HealthCare Corporation (formerly known as Columbia/HCA Healthcare) for approximately $460 million in cash. Historically, while ValueRx, like us, served all segments of the PBM market, we primarily focused on managed care and smaller self-funded plan sponsors, and ValueRx concentrated on health insurance carriers and large employer and union groups.

Company Operations

     General. We operate five mail pharmacies and eight member service/pharmacy help desk call centers out of leased facilities. Electronic pharmacy claims processing takes place at our Maryland Heights, Missouri and Tempe, Arizona facilities, which are maintained, managed and operated by Electronic Data Systems ("EDS"), or at facilities owned by EDS. At our Canadian facility, we have sales and marketing, client services, pharmacy help desk, clinical, provider relations and certain management information systems capabilities.

     Sales and Marketing. We market and sell our PBM services in the United States primarily through an internal staff of sales directors and sales managers located throughout the United States. The sales representatives are supported by a staff of client service representatives, clinical pharmacy managers and business analyst consultants who focus on assisting our clients in managing the rising trend in pharmacy costs. Marketing and sales in Canada are conducted by representatives located in Mississauga, Ontario. Although we cross-sell our infusion services to our PBM clients, Infusion Services and Specialty Distribution Services also employ personnel to sell these specific products.

     Member Services. Although we sell our services to clients, the ultimate recipient of many of our services are the members of health plans sponsored by our clients. We believe, therefore, that client satisfaction is dependent upon member satisfaction. Members can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained member service representatives.

     Provider Relations. Our Provider Relations group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacies must meet certain qualifications and are periodically required to represent to us that their applicable state licensing requirements are being maintained and that they are in good standing. Pharmacies can contact our various pharmacy help desks toll-free, 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for members. In addition, our Provider Relations group audits pharmacies in the retail pharmacy networks to determine compliance with the terms of the contract with our clients or us.

     Clinical Support. Our Health Management Services division employs clinical pharmacists, data analysts and outcomes researchers who provide technical support for our PBM services. These staff members assist in providing high level clinical pharmacy services such as formulary development, drug information programs, clinical interventions with physicians, development of drug therapy guidelines and the evaluation of drugs for inclusion in clinically sound therapeutic intervention programs.

     The Health Management Services division conducts specific data analyses to evaluate drug therapies, and analyzes and prepares reports on clinical pharmacy data for our clients. For example, in June 2000 we released our 1999 Drug Trend Report, marking our fourth consecutive year of publishing such a report. Based on a large sample of our membership base, the report examines trends in pharmaceutical utilization and cost and the factors that underlie those trends. The division also evaluates pharmacy plan design strategies and clinical offerings and conducts outcomes research studies to inform client decision-making.

     Information Systems. Our Information Systems department supports our pharmacy claims processing systems and other management information systems that are essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. All claims are presently processed through systems which are maintained, managed and operated by EDS at our Maryland Heights, Missouri facility and Tempe, Arizona facility, or at facilities owned by EDS, who maintains certain computer hardware for us at its facility in Plano, Texas. Disaster recovery services for all systems are provided through our EDS services agreement. We have substantial capacity for growth in our claims processing facilities.

Competition

     We believe the primary competitive factors in each of our businesses are price, quality of service and scope of available services. We believe our principal competitive advantages are our independence from pharmaceutical manufacturer ownership, our strong managed care and employer group customer base which supports the development of more sophisticated PBM services, and our commitment to provide flexible and distinctive service to our clients.

     There are other PBMs in the United States, most of which are smaller than us and offer their services on a local or regional basis. We do, however, compete with a number of large, national companies, including Merck-Medco
Managed Care, L.L.C., a subsidiary of Merck & Co., Inc., ("Merck-Medco"); AdvancePCS and CaremarkRx, Inc.; as well as large health insurers and certain HMOs which have their own PBM capabilities. Several of these other companies may have greater financial, marketing and technological resources than us. In addition, a competitor that is owned by a pharmaceutical manufacturer may have pricing advantages that are unavailable to us and other independent PBMs. However, we believe our independence from pharmaceutical manufacturer ownership allows us to make unbiased formulary recommendations to our clients, balancing both clinical efficacy and cost.

     Consolidation has been, and may continue to be, an important factor in all aspects of the pharmaceutical industry, including the PBM segment. We believe the size of our membership base provides us with the necessary economies of scale to compete effectively in a consolidating market.

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

Government Regulation

     Various aspects of our businesses are governed by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe we are in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our business or financial position.

     Pharmacy Benefit Management Regulation Generally. Certain federal and state laws and regulations affect or may affect aspects of our PBM business. Among these are the following:

     FDA Regulation. The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In January, 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of pharmacy benefit managers that are controlled, directly or indirectly, by drug manufacturers. The position taken by the FDA in the Draft Guidance was that promotional materials used by an independent PBM or managed care organization may be subject to FDA regulation depending upon the circumstances, including the nature of the relationship between the PBM, the HMO and the manufacturer. We, along with various other parties, submitted written comments to the FDA regarding the basis for FDA regulation of PBM and HMO activities. It was our position that, while the FDA may have jurisdiction to regulate drug manufacturers, the Draft Guidance went beyond the FDA's jurisdiction. After extending the comment period due to numerous industry objections to the proposed Draft, the FDA withdrew the Draft Guidance in the fall of 1998, stating that it would reconsider the basis for such a Guidance. The FDA has not addressed the issue since the withdrawal. However, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of our PBM business in the future and, in such event, the impact could materially adversely affect our operations, business or financial position.

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

     To our knowledge, these anti-remuneration laws have not been applied to prohibit PBMs from receiving amounts from drug manufacturers in connection with drug purchasing and formulary management programs, to therapeutic intervention programs conducted by independent PBMs, or to the contractual relationships such as those we have with certain of our clients. In late 1999, it was reported that the U.S. Attorney's Office in Philadelphia had issued subpoenas to Merck-Medco and PCS (now AdvancePCS), both PBMs, and Schering-Plough Corp., a pharmaceutical manufacturer. We have not been served with any such subpoena, nor are we privy to information concerning the scope of information being requested by these subpoenas. However, the U.S. Attorney's Office has been quoted to the effect that one issue being investigated is whether certain practices engaged in by those PBMs violate certain anti-remuneration statutes. We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations, and we believe that there are material differences between drug-switching programs that have historically been challenged under these laws and the programs we offer to our clients. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on us.

     ERISA Regulation. The Employee Retirement Income Security Act of 1974 ("ERISA") regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide PBM services. We believe that the conduct of our business is not generally subject to the fiduciary obligations of ERISA, and our agreements with our clients support this contention by providing that we are not the fiduciary of the applicable plan. However, there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

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

     Numerous state laws and regulations also affect aspects of our PBM business. Among these are the following:

     Comprehensive PBM Regulation. Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced previously in a number of states, and currently in Georgia. In addition, certain quasi-regulatory organizations, such as the National Association of Boards of Pharmacy ("NABP", an organization of state boards of pharmacy), the National Association of Insurance Commissioners ("NAIC", an organization of state insurance regulators), and the National Committee on Quality Assurance ("NCQA", an accreditation organization) are considering proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt any requirements or model acts they promulgate. In addition, standards established by NCQA could materially impact us directly as a PBM, and indirectly through the impact on our health plan clients.

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

     Network Access Legislation. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or removal of a network provider. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation); or may provide that a provider may not be removed from a network except in compliance with certain procedures ("due process" legislation). We have not been materially affected by these statutes.

     Legislation Affecting Plan Design. Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but it may apply to certain of our clients, such as HMOs and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This development could have a material adverse effect on our business.

     Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary health care organizations, including PPOs, TPAs, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We have registered under such laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required. Because of increased regulatory requirements on some of our managed care clients affecting prior authorization of drugs before coverage is approved, we have obtained utilization review licenses in selected states through our new ESI Utilization Management Co. In addition, accreditation agencies' requirements for managed care organizations may also affect those delegated services we provide to such organizations.

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

     In addition, various federal and state Medicaid agencies have raised the issue of how average wholesale price ("AWP") is calculated. AWP is a standard pricing unit used throughout the industry, as well as by us, as the basis for calculating drug prices under our health plans and pharmacies and rebates with pharmaceutical manufacturers. Changes to the standard have been suggested that could alter the calculation of drug prices for federal programs. We are unable to predict whether any such changes will be adopted, and if so, if such changes would have a material adverse impact on our financial operations.

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

     Many of the state laws described above may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings, and we provide services to certain clients, such as governmental entities, that are not subject to the preemption provisions of ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations remains a significant operational requirement for us.

     Mail Pharmacy Regulation. Our mail service pharmacies are located in Arizona, Missouri, New Mexico, New York and Pennsylvania, and we are licensed to do business as a pharmacy in each such state. Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located, although two states require that we also employ a pharmacist licensed in that state. We have registered our pharmacies in every state in which such registration is required.

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

     In December 2000, the Department of Health and Human Services issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We will be required to comply with certain aspects of the regulations. We have retained a consulting firm to assist us in assessing the steps we will have to take in complying with these regulations, which provide for a two year implementation period. While this assessment is not yet complete, we believe compliance with these regulations will have a significant impact on our business operations. We have not yet completed an assessment of the costs we will incur in complying with these regulations, and can give no assurance that such costs will not be material to us.

     Even without new legislation and beyond the final federal regulations, individual health plan sponsor customers could prohibit us from including their patients' medical information in our various databases of medical data. They could also prohibit us from offering services that involve the compilation of such information.

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

Service Marks and Trademarks

     We, and our subsidiaries, have registered the service marks "Express Scripts", "PERx", "ExpressTherapeutics", "IVTx", "PERxCare", "RxWorkbench", "PTE", "InformRX", "M.U.S.I.C.", "ValueRx", "Value Health, Inc." and "Diversified", among others, with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks. We are in the process of applying for registration of several other trademarks and service marks. If we are unable to obtain any additional registrations, we believe there would be no material adverse effect on our business.

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

Employees

     As of February 1, 2001, we employed a total of 5,259 employees in the U.S. and 87 employees in Canada. Approximately 652 of the U.S. employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility, members of the United Auto Workers Union at our Farmington Hills, Michigan facility, and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility. We believe our relationships with our employees and our unions are good.

Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of the Annual Report on Form 10-K, the information regarding our executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this report.

         Our executive officers and their ages as of March 1, 2001 are as follows:

            Name             Age                  Position

  Barrett A. Toan             53    Chairman of the Board,
                                    President and Chief Executive
                                    Officer
  David A. Lowenberg          51    Chief Operating Officer
  Terrence D. Arndt           57    Senior Vice President of Marketing
  Stuart L. Bascomb           59    Executive Vice President - Sales
                                    and Provider Relations and
                                    Director
  Thomas M. Boudreau          49    Senior Vice President, General
                                    Counsel and Secretary
  Mabel F. Chen               58    Senior Vice President and
                                    Director of Site Operations
  Edward J. Tenholder         49    Senior Vice President and Chief
                                    Information Systems Officer
  Mark O. Johnson             47    Senior Vice President of
                                    Integration and Administration
  Linda L. Logsdon            53    Executive Vice President of
                                    Health Management Services
  George Paz                  45    Senior Vice President and Chief
                                    Financial Officer
  Joseph W. Plum              53    Vice President and Chief
                                    Accounting Officer

     Mr. Toan was elected Chairman of the Board of Directors in November 2000, Chief Executive Officer in March 1992 and President and a director in October 1990.

     Mr. Lowenberg was elected Express Scripts, Inc.'s Chief Operating Officer in September 1999, and served as our Director of Site Operations from October 1994 until September 1999.

     Mr. Arndt joined Express Scripts, Inc. and was elected Senior Vice President of Marketing in April 1999. Prior to joining Express Scripts, Inc., Mr. Arndt was President and Chief Operating Officer of EDI USA from July 1997 to April 1999. Mr. Arndt served as Vice President of Business Development for Card Establishment Services, a former division of CitiBank, owned by the firm of Welsh, Carson, Anderson and Stowe, from July 1994 to July 1997.

     Mr. Bascomb was elected Executive Vice President in March 1989 and a director in January 2000. Mr. Bascomb has served as Executive Vice President - Sales and Provider Relations since May 1996 and served as Chief Financial Officer and Treasurer from March 1992 until May 1996.

     Mr. Boudreau was elected Senior Vice President, General Counsel and Secretary in October 1994. He has served as General Counsel since June 1994.

     Ms. Chen was elected Senior Vice President and Director of Site Operations in November 1999. From March 1996 until November 1999, Ms. Chen served as Vice President and General Manager of Express Scripts, Inc.'s Tempe facility. From January 1995 until joining Express Scripts, Ms. Chen served as the Director of Medicaid for the State of Arizona.

     Mr. Tenholder was elected Senior Vice President and Chief Information Systems Officer in December 2000. Mr. Tenholder served as Executive Vice President and Chief Operating Officer of Blue Cross and Blue Shield of Missouri from October 1997 to December 2000. From April 1994 to October 1997, Mr. Tenholder was Senior Vice President, Client Services and Operations of Right Choice Managed Care, Inc.

     Mr. Johnson joined Express Scripts, Inc. and was elected Senior Vice President of Integration in May 1999, and has served as Senior Vice President of Integration and Administration since February 2000. Prior to joining Express Scripts, Inc., Mr. Johnson served as President of DPS from May 1998 to April 1999 and Senior Vice President, Client Service and Sales of DPS from May 1997 to May 1998. From August 1996 to May 1997, Mr. Johnson was President and Chief Executive Officer of American Day Treatment Center, Inc. and also served as Executive Vice President, Operations and Chief Operating Officer from March 1992 to August 1996.

     Ms. Logsdon was elected Executive Vice President of Health Management Services in May 1999, and served as Senior Vice President of Health Management Services from May 1997 until May 1999. Ms. Logsdon served as Vice President of Demand and Disease Management from November 1996 until May 1997. Prior to joining Express Scripts, Inc. in November 1996, Ms. Logsdon served as Vice President of Corporate Services and Chief Operating Officer of United HealthCare's Midwest Companies-GenCare/Physicians Health Plan/MetraHealth, a St. Louis-based health maintenance organization, from February 1995 to October 1996.

     Mr. Paz joined Express Scripts, Inc. and was elected Senior Vice President and Chief Financial Officer in January 1998. Prior to joining Express Scripts, Inc., Mr. Paz was a partner in the Chicago office of Coopers & Lybrand from December 1995 to December 1997.

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

     Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

          o risks associated with our ability to maintain internal growth rates, or to control operating or capital costs

          o    continued  pressure on margins  resulting from client demands for
               enhanced   service   offerings  and  higher   service   levels

          o competition, including price competition, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers

          o adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, such as privacy regulations under the Health Insurance Portability and Accountability Act (HIPAA)), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

          o the possible termination of contracts with key clients or providers

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

          o    adverse results in litigation

          o    risks associated with our leverage and debt service obligations

          o risks associated with our ability to continue to develop new products, services and delivery channels

          o developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs

          o risks associated with our financial commitment relating to the RxHub venture

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

Failure to Maintain Internal Growth Rates, or to Control Operating or Capital Costs, Could Adversely Affect Our Business

     We have experienced rapid internal growth over the past several years. Our ability to maintain this internal growth rate is dependent upon our ability to attract new clients, achieve growth in the membership base of our existing clients as well as cross-sell additional services to our existing clients. If we are unable to continue our client and membership growth, and manage our operating and capital costs, our results of operations and financial position could be materially adversely affected.

Competition in the PBM Industry Could Reduce Our Client Membership and Our Profit Margins

     Pharmacy benefit management is a very competitive business. Our competitors include large and well-established companies that may have greater financial, marketing and technological resources than we do. One major competitor in the PBM business, Merck-Medco is a large pharmaceutical manufacturer, which may give them purchasing or other advantages over us by virtue of this ownership structure, and enable them to succeed in taking away some of our clients. Consolidation in the PBM industry, such as the recently completed acquisition of PCS, Inc. by Advance Paradigm, Inc., may also lead to increased competition among a smaller number of large PBM companies. Competition may also come from other sources in the future, including from Internet-based connectivity companies. We cannot predict what effect, if any, these new competitors may have on the marketplace or on our business.

     Over the last several years intense competition in the marketplace has caused many PBMs, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. This combination of lower pricing and increased revenue sharing, as well as increased demand for enhanced service offerings and higher service levels, has caused our operating margins to decline. We expect to continue marketing our services to larger clients, who typically have greater bargaining power than smaller clients. This might create continuing pressure on our margins. We can give no assurance that new services provided to these clients will fully compensate for these reduced margins.

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

          o health care fraud and abuse laws and regulations, which prohibit certain types of referral and other payments

          o    the  Employee   Retirement   Income   Security  Act  and  related
               regulations,  which  regulate  many  health care plans

          o    proposed   comprehensive   state  PBM   legislation

          o    consumer  protection  laws and  regulations

          o network pharmacy access laws, including "any willing provider" and "due process" legislation, that regulate aspects of our pharmacy network contracts

          o legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans

          o    various  licensure  laws,  such as managed  care and third  party
               administrator   licensure   laws

          o    drug pricing legislation,
               including "most favored nation" pricing and "unitary pricing" legislation

          o mail pharmacy laws and regulations o privacy and confidentiality laws and regulations, including those under the Federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA")

          o Medicare prescription drug coverage proposals o other Medicare and Medicaid reimbursement regulations

          o potential regulation of the PBM industry by the U.S. Food and Drug Administration

          o pending legislation regarding importation of drug products into the United States

These and other regulatory  matters are discussed in more detail under "Business
- Government Regulation" above.

     We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and we cannot provide any assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our results of operations. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what affect any such legislation or regulations might have on us.

     We are aware through reports in the press and other sources that a U.S. Assistant Attorney General in Philadelphia is conducting an investigation into certain practices of PBMs. These reports have indicated that some of our PBM competitors have received subpoenas in connection with this investigation during 1999. We have not received a subpoena or been requested to testify or produce documents in connection with this investigation. Press reports indicate that a possible subject of the investigation is contractual relationships between the PBMs and pharmaceutical manufacturers. We cannot predict what effect, if any, this investigation may ultimately have on us or on the PBM industry generally.

     In December 2000, the Department of Health and Human Services issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We will be required to comply with certain aspects of the regulations. We have retained a consulting firm to assist us in assessing the steps we will have to take in complying with these regulations, which provide for a two year implementation period. While this assessment is not yet complete, we believe compliance with these regulations will have a significant impact on our business operations. We have not yet completed an assessment of the costs we will incur in complying with these regulations, and can give no assurance that such costs will not be material to us.

     The federal Medicare program provides a comprehensive medical benefit program for individuals age 65 and over, but currently covers only a few outpatient prescription drugs. Currently key policy makers on both sides of the political aisle have proposed various changes to the Medicare program that would result in at least partial coverage for most prescription drugs. We believe that a Medicare prescription drug benefit could provide us with substantial new business opportunities, but at the same time any such program could adversely affect other aspects of our business. For instance, some of our clients sell medical policies to seniors that provide a prescription drug benefit that we administer. Other clients provide a prescription drug benefit to their retirees. Depending on the plan that is ultimately adopted, a Medicare prescription drug benefit could make such policies or plans less valuable to seniors, adversely affecting that segment of our business. While we believe that there would be opportunities for new business under a Medicare plan that would more than offset any adverse effects, we can give no assurance that this would be the case.

Failure to Retain Key Clients and Network Pharmacies Could Adversely Affect Our Business and Limit Our Access to Retail Pharmacies

     We currently provide PBM services to approximately 19,000 client groups. Our acquisitions have diversified our client base and reduced our dependence on any single client. Our top 10 clients, measured as of January 1, 2001, represent approximately 29% of our total membership base, but no single client represents more than approximately 5% of our membership base. Our contracts with clients generally do not have terms of longer than three years and, in some cases, are terminable by either party on relatively short notice. Our larger clients generally distribute requests for proposals and seek bids from other PBM providers in advance of the expiration of their contracts. If several of these large clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its PBM contract with us could be reduced.

     More than 55,000 retail pharmacies, which represent more than 99% of all United States retail pharmacies, participate in one or more of our networks. However, the top 10 retail pharmacy chains represent approximately 38% of the 55,000 pharmacies, with these pharmacy chains representing even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members' access to retail pharmacies and our business could be materially adversely affected. In addition, large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our business and results of operations.

Loss of Relationships with Pharmaceutical Manufacturers and Changes in the Regulation of Discounts and Formulary Fees Provided to Us by Pharmaceutical Manufacturers Could Decrease Our Profits

     We  maintain   contractual   relationships  with  numerous   pharmaceutical
manufacturers that provide us with:

          o discounts at the time we purchase the drugs to be dispensed from our mail pharmacies

          o formulary fees based upon sales of drugs from our mail pharmacies and through pharmacies in our retail networks

          o administrative fees based upon the development and maintenance of formularies which include the particular manufacturer's products

These fees are all commonly referred to as formulary fees or formulary management fees.

     We also provide various services for, or services which are funded wholly or partially by, pharmaceutical manufacturers. These services include:

          o compliance programs, which involve instruction and counseling of patients concerning the importance of compliance with the drug treatment regimen prescribed by their physician

          o therapy management programs, which involve education of patients having specific diseases, such as asthma and diabetes, concerning the management of their condition

          o market research programs in which we provide information to manufacturers concerning drug utilization patterns

These arrangements are generally terminable by either party on relatively short notice. If several of these arrangements are terminated or materially altered by the pharmaceutical manufacturers, our operating results could be materially adversely affected. In addition, formulary fee programs, as well as some of the services we provide to the pharmaceutical manufacturers, have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations or in their interpretations of existing laws or regulations or the adoption of new laws or regulations relating to any of these programs, may materially adversely affect our business.

Pending and Future Litigation Could Materially Affect Our Relationships with Pharmaceutical Manufacturers or Subject Us to Significant Monetary Damages

     Since 1993, retail pharmacies have filed over 100 separate lawsuits against drug manufacturers, wholesalers and certain PBMs, challenging brand name drug pricing practices under various state and federal antitrust laws. The plaintiffs alleged, among other things, that the manufacturers had offered, and certain PBMs had knowingly accepted, discounts and rebates on purchases of brand name prescription drugs that violated the Federal Sherman Act. Some manufacturers settled certain of these actions, including a Sherman Act case brought on behalf of a nationwide class of retail pharmacies. The class action settlements generally provided for commitments by the manufacturers in their discounting practices to retail pharmacies. The defendants who did not settle won the Sherman Act class action on a directed verdict. With respect to the cases filed by plaintiffs who opted out of the class action, some drug manufacturers have settled certain of these actions, but such settlements are not part of the public record. The Robinson-Patman Act cases are still pending.

     We are not currently a party to any of these proceedings. To date, we do not believe any of these settlements have had a material adverse effect on our business. However, we cannot provide any assurance that the terms of the settlements will not materially adversely affect us in the future or that we will not be made a party to any separate lawsuit. In addition, we cannot predict the outcome or possible ramifications to our business of the Robinson-Patman Act cases (see Item 3 - Legal Proceedings).

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

Our Leverage and Debt Service Obligations Could Impede Our Operations and Flexibility

     As of December 31, 2000, our net debt to net capitalization ratio is 32.7%, which means that the amount of our outstanding debt is significant compared to the net book value of our assets, and we have substantial interest expense and future repayment obligations. As of December 31, 2000, we had total consolidated debt of approximately $396.4 million. We may incur additional indebtedness in the future.

     Our level of debt and the limitations imposed on us by our debt agreements could have important consequences, including the following:

          o we will have to use a portion of our cash flow from operations for debt service rather than for our operations

          o we may from time to time incur indebtedness under our credit facility, which is subject to a variable interest rate, making us vulnerable to increases in interest rates

          o we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions

          o we could be more vulnerable to general adverse economic and industry conditions

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

     Our bank credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Inc., Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc., and 65% of the stock of our foreign subsidiaries. If we are unable to meet our obligations under this bank credit facility, these creditors could exercise their rights as secured parties and take possession of the pledged capital stock of these subsidiaries. This would materially adversely affect our results of operations and financial condition.

Failure to Continue to Develop New Products, Services and Delivery Channels May Adversely Affect Our Business

     We operate in a highly competitive environment. We, as well as our competitors, continually develop new products and services to assist our clients in managing the pharmacy benefit. If we are unsuccessful in continuing to develop innovative products and services, our ability to attract new clients and retain existing clients may suffer.

     Technology is also an important component of our business, as we continue to utilize new and better channels, such as the Internet, to communicate and interact with our clients, members and business partners. If our competitors are more successful than us in employing this technology, our ability to attract new clients, retain existing clients and operate efficiently may suffer.

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

Our Commitment to Invest in RxHub Could Impede Our Ability to Pursue Other Opportunities

     We have entered into a joint venture agreement with AdvancePCS and Merck-Medco to form RxHub, which is designed to operate as a utility for the conduit of information between pharmacies, PBMs and health plans. In doing so, we have committed to invest up to $20 million over the next five years to fund the venture. Committing our future cash flow to this investment my limit our ability to invest in other opportunities.

Item 2 - Properties

     We operate our United States and Canadian PBM and non-PBM businesses out of leased facilities throughout the United States and Canada.

          PBM Facilities                      Non-PBM Facilities
     Maryland Heights, Missouri          Maryland Heights, Missouri
        Earth City, Missouri                 Columbia, Missouri
           Tempe, Arizona                       Irvine, Texas
       Bloomington, Minnesota                  Houston, Texas
       Bensalem, Pennsylvania                Columbia, Maryland
           Troy, New York                  Springfield, New Jersey
     Farmington Hills, Michigan          West Chester, Pennsylvania
      Albuquerque, New Mexico
       Horsham, Pennsylvania
        Mississauga, Ontario

     Our Maryland Heights, Missouri facility houses our corporate offices. Express Scripts Infusion Services and Specialty Distribution Services corporate offices are also located at our Maryland Heights, Missouri facility. Specialty Distribution Services is operated out of our facility in Maryland Heights, Missouri. We believe our facilities have been generally well maintained and are in good operating condition. Our existing facilities contain approximately 1,300,000 square feet in area, in the aggregate.

     We own and lease computer systems at the processing centers. In late 1999, we entered into a five year agreement with EDS to outsource our information systems operations. Under the terms of the agreement, EDS has responsibility for operating and maintaining the computer systems. Our software for drug utilization review and other products has been developed internally by us or purchased under perpetual, nonexclusive license agreements with third parties. Our computer systems at each site are extensively integrated and share common files through local and wide area networks. Uninterruptable power supply and diesel generators allow our computers, telephone systems and mail pharmacy at each major site to continue to function during a power outage. To protect against loss of data and extended downtime, we store software and redundant files at both on-site and off-site facilities on a regular basis and have contingency operation plans in place. We cannot, however, provide any assurance that our contingency or disaster recovery plans would adequately address all relevant issues.


Item 3 - Legal Proceedings

     As discussed in detail in our Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 13, 1998 (the "Second Quarter, 1998 10-Q"), we acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("Value Health"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from HCA-The Healthcare Corporation (formerly, "Columbia HCA/HealthCare Corporation") ("HCA") and its affiliates on April 1, 1998 (the "Acquisition"). Value Health, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on our future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending should not materially affect our consolidated financial position, results of operations or cash flows. A brief description of the most notable of the proceedings follows:

     Bash, et al. v. Value Health, Inc., et al., No. 3:97cv2711 (JCH)(D.Conn.) ("Bash"). On December 15, 1995, a purported shareholder class action lawsuit was filed by Irwin Bash and Leykin, Hyman & Bash Associates in the United States District Court for the District of New Mexico against Diagnostek, Inc.
("Diagnostek"), Nunzio P. DeSantis, William Baron, and Courtland Miller (all former Diagnostek officers). Also named as defendants in Bash are Value Health, Inc. ("Value Health"), Robert E. Patricelli, William J. McBride and Steven J. Shulman (certain of Value Health's former officers). The Bash Complaint asserts that Value Health and certain other defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995, and that Diagnostek and certain of its former officers and directors made false or misleading statements concerning its financial condition prior to the acquisition by Value Health. The Bash Complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as common law claims, and seeks certification of a class consisting of all persons (with certain exclusions) who purchased or otherwise acquired (a) Diagnostek common stock from March 27, 1994 through July 28, 1995; (b) Value Health common stock pursuant to a Proxy and Prospectus and merger in which their Diagnostek shares were converted into Value Health shares; and (c) Value Health common stock from March 27, 1995 through November 7, 1995. The Bash Complaint does not specify the amount of damages sought. On March 26, 1996, the former Diagnostek officers filed a motion seeking either dismissal of the case or a transfer to the District of Connecticut, where the earlier-filed Freedman action (discussed below) was pending. In the late summer of 1997, the Bash plaintiffs filed an Amended Complaint that deleted those allegations that overlapped with the allegations contained in an earlier lawsuit filed against Diagnostek and certain of its former officers. A formal order approving the settlement of this earlier lawsuit was entered by the United States District Court for the District of New Mexico on November 21, 1997. In addition, defendants filed a renewed motion to transfer the action to Connecticut. On October 24, 1997, an answer was filed on behalf of Value Health, Diagnostek, and the former directors and officers of Value Health who had been named as defendants. On November 28, 1997, the New Mexico court entered an order transferring the action to Connecticut. On February 4, 1998, the court ordered that plaintiffs in the Freedman action, discussed below, share all discovery obtained from the defendants and third parties in their lawsuit with the plaintiffs in the Bash lawsuit. On March 17, 1998, the defendants filed a motion to consolidate this lawsuit with the Freedman lawsuit discussed below, and the court granted the motion on April 24, 1998.

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

     In the consolidated Bash and Freedman action, the court granted plaintiffs' motions for class certification and certified a class consisting of (i) all persons who purchased or otherwise acquired shares of Value Health during the period from April 3, 1995, through and including November 7, 1995, including those who acquired shares in connection with the Diagnostek merger; and (ii) all persons who purchased or otherwise acquired shares of Diagnostek during the period from March 27, 1995, through and including July 28, 1995. Fact discovery in the consolidated lawsuit is complete, and expert discovery will be completed over the course of the next several months. Motions for summary judgment were filed by both the plaintiffs and the defendants, and a hearing on the motions is scheduled for February 28, 2001. No trial date has been set.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

                                Fiscal Year 2000            Fiscal Year 1999
Class A Common Stock           High          Low           High           Low
     First Quarter         $   67.0000   $   28.5000   $  105.5000  $   59.1250
     Second Quarter            66.6250       34.6250       91.0000      55.0000
     Third Quarter             78.0000       56.2500       92.3750      61.5000
     Fourth Quarter           107.0000       63.7500       88.6875      44.3750

     Our Class B Common Stock has no established public trading market and there are no shares outstanding as of December 31, 2000.

     Holders. As of January 31, 2001, there were 403 stockholders of record of our Class A Common Stock. We estimate there are approximately 30,000 beneficial owners of the Class A Common Stock.

     Dividends. The Board of Directors has not declared any cash dividends on our common stock since the initial public offering. The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future. The terms of our existing credit facility and the indenture under which our public debt was issued contain certain restrictions on our ability to declare or pay cash dividends.

     Recent Sales of Unregistered Securities

         None.

Item 6 - Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item 7 --Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                        Year Ended December 31,

(in thousands, except per share data)             2000(2)        1999(3)        1998(4)         1997           1996
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenues:
   Revenues                                     $ 6,776,441    $ 4,285,104    $ 2,824,872    $ 1,230,634    $   773,615
   Other revenues                                    10,423          3,000              -              -              -
                                               ------------------------------------------------------------------------
                                                  6,786,864      4,288,104      2,824,872      1,230,634        773,615
                                               -------------------------------------------------------- ---------------
Costs and expenses:
   Cost of revenues                               6,247,192      3,826,905      2,584,997      1,119,167        684,882
   Selling, general and administrative              339,460        294,194        148,990         62,617         49,103
   Non-recurring charges                                  -         30,221          1,651              -              -
                                               ------------------------------------------------------------------------
                                                  6,586,652      4,151,320      2,735,638      1,181,784        733,985
                                               ------------------------------------------------------------------------
Operating income                                    200,212        136,784         89,234         48,850         39,630
Other (expense) income, net                        (204,680)       128,682        (12,994)         5,856          3,450
                                               ------------------------------------------------------------------------
(Loss) income before income taxes                    (4,468)       265,466         76,240         54,706         43,080
Provision for income taxes                            3,553        108,098         33,566         21,277         16,932
                                               ------------------------------------------------------------------------
(Loss) income before extraordinary loss              (8,021)       157,368         42,674         33,429         26,148
Extraordinary loss on early retirement of
    debt                                             (1,105)        (7,150)             -              -              -
                                           ------------------------------------------------------------------------
Net (loss) income                               $    (9,126)   $   150,218    $    42,674    $    33,429    $    26,148
                                               ========================================================================
Basic earnings per share:(1)
  Before extraordinary loss                     $      (0.21)  $       4.36   $       1.29   $       1.02   $       0.81
  Extraordinary loss on early retirement of
      debt                                             (0.03)         (0.20)             -            -              -
                                               -------------------------------------------------------------------------
  Net (loss) income                             $      (0.24)  $       4.16   $       1.29   $       1.02   $       0.81
                                               =========================================================================
Diluted earnings per share:(1)
  Before extraordinary loss                     $      (0.21)  $       4.25   $       1.27   $       1.01   $       0.80
  Extraordinary loss on early retiremen of
      debt                                             (0.03)         (0.19)             -            -              -
                                               -------------------------------------------------------------------------
  Net (loss) income                             $      (0.24)  $       4.06   $       1.27   $       1.01   $       0.80
                                               =========================================================================
Weighted average shares outstanding:(1)
   Basic                                             38,196         36,095         33,105         32,713         32,160
   Diluted(5)                                        38,196         37,033         33,698         33,122         32,700

------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents                       $    53,204    $   132,630    $   122,589    $    64,155    $    25,211
Working capital                                    (117,775)       (34,003)       117,611        166,062        128,259
Total assets                                      2,276,664      2,487,311      1,095,461        402,508        300,425
Debt:
   Short-term debt                                        -              -         54,000              -              -
   Long-term debt                                   396,441        635,873        306,000              -              -
Stockholders' equity                                705,244        699,482        249,694        203,701        164,090
-----------------------------------------------------------------------------------------------------------------------
Selected Data:
Pharmacy benefit covered lives(6)                    43,500         48,000         23,500         12,300         10,000
Annual drug spending(7)                         $13,874,691    $11,160,389    $ 4,495,088    $ 2,486,380    $ 1,635,890
Network pharmacy claims processed                   299,584        273,909        113,177         73,164         57,838
Mail pharmacy prescriptions filled                   15,183         10,608          7,426          3,899          2,770
EBITDA(8)                                       $   278,827    $   208,651    $   115,683    $    59,320    $    46,337
Cash flows provided by operating activities     $   245,910    $   214,059    $   126,574    $    52,391    $    29,863
Cash flows (used in) investing activities       $   (73,578)   $  (759,576)   $  (426,052)   $   (16,455)   $   (64,808)
Cash flows (used in) provided by
   financing activities                         $  (251,627)   $   555,450    $   357,959    $     3,033    $    48,652
-----------------------------------------------------------------------------------------------------------------------

(1) Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock split effective October 30, 1998.
(2) Includes a non-cash write-off of $165,207 ($103,089 net of tax) of our investment in PlanetRx. Includes an ordinary gain of $1,500 ($926 net of tax) on the restructuring of our interest rate swap agreements. Excluding these amounts, our basic and diluted earnings per share before extraordinary loss would have been $2.46 and $2.41, respectively.
(3) Includes the acquisition of DPS effective April 1, 1999. Also includes non-recurring operating charges and a one-time non-operating gain of $30,221 ($18,188 net of tax) and $182,930 ($112,037 net of tax), respectively. Excluding these amounts, our basic and diluted earnings per share before extraordinary loss would have been $1.76 and $1.72, respectively.
(4) Includes the acquisition of ValueRx effective April 1, 1998. Also includes a non-recurring charge of $1,651 ($1,002 net of tax). Excluding this charge, our basic and diluted earnings per share would have been $1.32 and $1.30, respectively.
(5) In accordance with FAS 128, basic weighted average shares were used to calculate 2000 diluted EPS as the 2000 net loss and the actual diluted weighted average shares (39,033 as of December 31, 2000) cause diluted EPS to be anti-dilutive.
(6) Reflects the addition or loss of members to arrive at January 1, 2001, 2000, 1999, 1998 or 1997 membership. In computing the number of lives we serve we make certain estimates and adjustments. We believe different PBMs use different factors in making these estimates and adjustments. We also believe, however, that these numbers are a reasonable approximation of the actual number of lives served by us.
(7) Drug spending is a measure of the gross aggregate dollar value of drug expenditures of all programs managed by us. The difference between annual drug spending and revenue reported by us is the combined effect of excluding from reported revenues:

          o the drug ingredient cost for those clients that have established their own pharmacy networks

          o the expenditures for drugs of those companies on formulary-only programs managed by us

          o    the   co-pay   portion   of  drug   expenditures   that  are  the
               responsibility   of  members  of  health  plans  serviced  by  us

     Therefore, drug spending provides a common basis to quantify the drug expenditures managed by a company. Drug spend, however, is not an accepted reporting measurement under generally accepted accounting principles and should not be considered as an alternative to revenue.

(8) EBITDA is earnings before other income (expense), interest, taxes, depreciation and amortization, or operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service indebtedness. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow or as a measure of liquidity. In addition, our calculation of EBITDA may not be identical to that used by other companies.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     We derive our revenues primarily from the sale of pharmacy benefit management ("PBM") services in the United States and Canada. Our PBM revenues generally include administrative fees, dispensing fees and ingredient costs of pharmaceuticals dispensed from retail pharmacies included in one of our networks or from one of our mail pharmacies, and the associated costs are recorded in cost of revenues (the "Gross Basis"). Where we only administer the contracts between our clients and the clients' network pharmacies, we record as revenues only the administrative fee we receive from our activities (the "Net Basis"). We also derive PBM revenues from the sale of informed decision counseling services through our Express Health LineSM division, and the sale of medical information management services (which include the development of data warehouses to combine medical claims and prescription drug claims), disease management support services and quality and outcomes assessments through our Health Management Services ("HMS") division and Practice Patterns Science, Inc. ("PPS") subsidiary.

     Non-PBM revenues are derived from administrative fees received from drug manufacturers for the dispensing or distribution of pharmaceuticals requiring special handling or packaging through our Express Scripts Specialty Distribution Services subsidiary ("SDS"). Non-PBM revenues are also generated from the sale of pharmaceuticals for and the provision of infusion therapy services through our Express Scripts Infusion Services subsidiary.

     Reflecting the addition of new client groups at January 1, 2001, our membership was approximately 43.5 million members compared to approximately 38.5 million members as of January 1, 2000, representing a 13.0% increase. The membership count excludes 9.5 million members at January 1, 2000 served under the United HealthCare ("UHC") contract, which expired on May 31, 2000. We developed a migration plan to transition the UHC members to their new provider throughout 2000. The migration is now complete. The increase in membership from January 1, 2000 is due in part to the addition of new clients such as the State of Georgia. Additionally, we continue to develop new products and services for sale to existing clients and pharmaceutical manufacturers and expand the services provided to existing clients. During 2000, approximately 6.3 million members began utilizing expanded services that provide for more advanced formulary management and the addition of mail and network services where only one or two of these services were previously utilized. In 1999, we increased membership by approximately 15.0 million members from 23.5 million members as of January 1, 1999, representing a 63.8% increase. This increase excludes the impact of approximately 9.5 million UHC members added during 1999. The increase from January 1, 1999 is primarily due to our second major acquisition on April 1, 1999, discussed below. The increase in membership in 1998 was primarily due to the purchase of ValueRx on April 1, 1998. In computing the number of lives we serve we make certain estimates and adjustments. We believe different PBMs use different factors in making these estimates and adjustments. We also believe, however, that these numbers are a reasonable approximation of the actual number of lives served by us.

     As previously discussed, on April 1, 1999, we acquired Diversified Pharmaceutical Services, Inc. and Diversified Pharmaceutical Services (Puerto
Rico) Inc. (collectively, "DPS"), from SmithKline Beecham Corporation ("SmithKline Beecham") and SmithKline Beecham InterCredit BV for approximately $715 million, which includes a purchase price adjustment for closing working capital and transaction costs. On April 1, 1998, we consummated our first major acquisition by acquiring Value Health, Inc. and Managed Prescription Network, Inc. (collectively, "ValueRx"), the PBM operations of HCA-The Healthcare Corporation (formerly, "Columbia/HCA Healthcare Corporation"), for approximately $460 million in cash, which includes transaction costs and executive management severance costs of approximately $6.7 million and $8.3 million, respectively. Consequently, our operating results include those of DPS from April 1, 1999 and ValueRx from April 1, 1998. The net assets acquired from DPS and ValueRx have been recorded at their estimated fair value, resulting in $754,236,000 and $278,113,000 of goodwill, respectively, that is being amortized over 30 years. Both acquisitions have been accounted for under the purchase method of accounting.


RESULTS OF OPERATIONS

REVENUES

                                                               Year Ended December 31,
                                                        Increase/
(in thousands)                               2000       (Decrease)      1999        Increase        1998
--------------------------------------------------------------------------------------------------------------
Gross Basis revenues                     $    6,483,866      61.8%  $    4,007,077       46.1%  $   2,742,485
Net Basis revenues                              204,531      (3.6)%        212,217      837.9%         22,626
Other revenues                                   10,423     247.4%           3,000          nm              -
                                        ----------------------------------------------------------------------
  Total PBM revenues                          6,698,820      58.7%       4,222,294       52.7%      2,765,111
  Non-PBM revenues                               88,044      33.8%          65,810       10.1%         59,761
                                        ----------------------------------------------------------------------
    Total revenues                       $    6,786,864      58.3%  $    4,288,104       51.8%  $   2,824,872
                                        ======================================================================
nm  = not meaningful


     Our growth in PBM revenues during 2000 over 1999 is primarily due to a combination of the following factors: the conversion of historical Express Scripts and DPS clients to our own retail pharmacy networks; higher utilization; increased membership; the conversion of certain clients to a manufacturer formulary management program in which we derive an administrative fee for our services, which is recorded in revenue, from a program whereby amounts received from pharmaceutical manufacturers are recorded as a reduction of cost of revenues; higher drug ingredient costs resulting from price increases for existing drugs and new drugs introduced into the marketplace; and DPS revenues being reported for all of 2000 compared to only nine months of 1999. These increases were slightly offset by the reduction in Net Basis revenues received under the UHC contract since its termination in May 2000. Our growth in PBM revenues during 1999 over 1998 is primarily due to the inclusion of ValueRx for the full twelve months of 1999 compared to only nine months of 1998, the inclusion of DPS for nine months of 1999, increased member utilization and higher drug ingredient costs resulting from price increases for existing drugs, new drugs introduced into the marketplace and changes in therapeutic mix and dosage.

     Revenues for network pharmacy claims increased $1,813,434,000, or 59.6%, in 2000 over 1999 and $1,039,588,000, or 51.8%, in 1999 over 1998. Network pharmacy claims processed increased 9.4% to 299,584,000 in 2000 over 1999. The average revenue per network pharmacy claim increased 46.4% to $16.28 over 1999 primarily as a result of the increased rate of historical Express Scripts and DPS clients moving from retail pharmacy networks contracted by the clients to one contracted by us. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis, therefore this shift to our retail pharmacy networks results in increased Gross Basis revenues. During 1999, network pharmacy claims processed increased 273,909,000 over 1998. The average revenue per network pharmacy claim decreased 37.2% in 1999 from 1998 primarily due to the acquisition of DPS, as the DPS contracts required us to record revenue on the Net Basis which substantially reduces the average revenue per network pharmacy claim. Excluding DPS, the average revenue per network pharmacy claim increased 8.2% over 1998.

     Mail pharmacy services revenues and mail pharmacy services prescriptions filled increased $631,914,000, or 56.1% and 4,575,000, or 43.1%, respectively, during 2000 over 1999. These increases are primarily due to the addition of new members with high mail utilization rates, the cross-selling of mail pharmacy services and increased utilization by existing members. Revenues for mail pharmacy services increased $389,244,000, or 52.8%, in 1999 over 1998 as a result of the growth in mail pharmacy claims processed of 3,182,000, or 42.8% in 1999 over 1998. These increases are primarily due to the acquisitions of ValueRx and DPS, increased utilization by existing members as well as the addition of new members. The average revenue per mail pharmacy claim increased 9.1% in 2000 over 1999 and 7.0% in 1999 over 1998 primarily due to higher drug ingredient costs as stated above.

     Other revenue increased $7,423,000 during 2000 over 1999 due to fees received under our agreement with PlanetRx.com, Inc. ("PlanetRx"), which became effective in December 1999. Effective July 5, 2000 we restructured our agreement with PlanetRx in exchange for a one-time cash payment of $8,000,000. Approximately $3,700,000 of the payment represents amounts earned through the second quarter of 2000, the remaining $4,300,000 represents a fee for the termination of the prior contract. No additional cash payments will be paid to us under the restructured agreement.

     The increase in revenue for non-PBM services during 2000 compared to 1999 is primarily due to additional volume within SDS resulting from a new contract that took effect during the fourth quarter of 1999. The increase in revenue for non-PBM services in 1999 is primarily due to additional business within SDS and continued changes in the product mix sold in our Infusion Services business that resulted in higher drug ingredient costs. This increase was partially offset by the reduction in revenue from our managed vision business due to the restructuring of this operation during 1999.


COSTS AND EXPENSES

                                                               Year Ended December 31,
(in thousands)                               2000        Increase       1999        Increase        1998
--------------------------------------------------------------------------------------------------------------
    PBM cost of revenues                 $    6,186,415      63.9%  $    3,774,618       48.6%  $   2,540,360
         Percentage of total PBM revenues         92.4%                      89.4%                      91.9%
    Non-PBM cost of revenues                     60,777      16.2%          52,287       17.1%         44,637
         Percentage of non-PBM revenues           69.0%                      79.5%                      74.7%
                                            ------------------------------------------------------------------
   Total Cost of revenues                     6,247,192      63.2%       3,826,905       48.0%      2,584,997
        Percentage of total revenues              92.0%                      89.2%                      91.5%

   Selling, general and administrative          272,049      17.5%         231,543       78.0%        130,116
        Percentage of total revenues               4.0%                       5.4%                       4.6%

   Depreciation and amortization(1)              67,411       7.6%          62,651      231.9%         18,874
        Percentage of total revenues               1.0%                       1.5%                       0.7%

   Non-recurring expenses                             -         nm          30,221    1,730.5%          1,651
       Percentage of total revenues                0.0%                       0.7%                       0.1%
                                        ----------------------------------------------------------------------
   Total costs and expenses              $    6,586,652      58.7%  $    4,151,320       51.7%  $   2,735,638
                                        ======================================================================
       Percentage of total revenues               97.1%                      96.8%                      96.8%


     (1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $11,204, $9,216 and $7,575 for the years ended 2000, 1999 and 1998, respectively.

nm  = not meaningful

     Our cost of revenues for PBM services as a percentage of total PBM revenues has increased during 2000 over 1999 primarily due to converting both historical Express Scripts and DPS clients from pharmacy networks contracted by the client to one contracted by us, for which we record the drug ingredient cost in cost of revenues (see further discussion under "--Overview"), continued margin pressures due to pricing, and changes in the product mix. These increases in cost of revenues were partially offset by increases in amounts received from pharmaceutical manufacturers for our formulary management programs during 2000. Cost of revenues for PBM services as a percentage of total PBM revenues decreased in 1999 from 1998 primarily due to the acquisition of DPS, as discussed above, DPS recorded revenues under the Net Basis. Excluding DPS, the gross margin percentage for the year ended December 31, 1999 decreased to 7.4% from 8.1% for the year ended December 31, 1998. The decrease is primarily due to the conversion of historical Express Scripts clients from pharmacy networks contracted by the client to one contracted by us, lower drug ingredient margins resulting from changes in therapeutic mix, lower pricing offered to clients and increased formulary management revenue sharing partially offset by improving margins from our HMS business.

     Cost of revenues for non-PBM services decreased as a percentage of non-PBM revenues in 2000 from 1999 primarily due to additional volume of business within SDS, which represents a larger percentage of non-PBM revenues, where we record as revenue only our administrative fee for distributing pharmaceutical manufacturers' products. SDS has also been able to derive operating cost efficiencies as a result of the increase in volume serviced under the contract that took effect in the fourth quarter of 1999, as discussed above. Cost of revenues for non-PBM services increased as a percentage of non-PBM revenues over 1998 primarily due to the continued change in product mix sold, resulting in additional costs of approximately $2,141,000. In addition, cost of revenues from SDS increased 88.9% over 1998 as a result of establishing a new facility to support a larger operation.

     Selling, general and administrative expenses, excluding depreciation and amortization, increased $40,506,000, or 17.5%, in 2000 over 1999 and $101,427,000, or 78.0%, in 1999 over 1998. The increase in 2000 is primarily due to expenditures required to expand the operational and administrative support functions to enhance management of the pharmacy benefit as well as the inclusion of DPS for a full twelve months during 2000 versus nine months of 1999. The increase in 1999 is primarily due to our acquisition of DPS, costs incurred during the integration of DPS and ValueRx, costs incurred in funding our information technology enhancements, costs required to expand the operational and administrative support functions to enhance management of the pharmacy benefit, and the inclusion of ValueRx for a full twelve months. During 2000, 1999 and 1998, we capitalized $36,518,000, $15,997,000 and $10,244,000, respectively, in new systems development costs. However, as a percentage of total revenues, selling, general and administrative expenses, excluding depreciation and amortization, for 2000 decreased to 4.0% from 5.4% in 1999 and 4.6% in 1998 due to converting clients to networks contracted by us.

     Depreciation and amortization increased during 2000 over 1999 due to the expansion of our operations and enhancement of our information systems to better serve our clients. This increase was slightly offset by the decrease in amortization of customer contracts as a result of the UHC customer contract intangible asset being fully amortized during 2000. The remaining increase in 2000 was primarily due to the acquisition of DPS, as 1999 only included amortization of the DPS goodwill and other intangible assets for nine months. Depreciation and amortization substantially increased during 1999 over 1998 due to the acquisitions of DPS and ValueRx. During 2000, we recorded amortization expense for goodwill and other intangible assets of $53,638,000 compared to $53,297,000 in 1999 and $12,183,000 in 1998.

     During 1999, we recorded the following items in our Consolidated Statement of Operations in the non-recurring charges line (there were no such items during 2000):

                    o    During  the  second  quarter  of 1999,  we  incurred  a
                         $9,400,000 charge for the consolidation of our Plymouth, Minnesota facility into our Bloomington,
                         Minnesota facility. In December 1999 and September 2000, the associated accrual was reduced by $2,301,000 and $44,000, primarily as a result of subleasing a portion of the unoccupied space. The consolidation plan included the relocation of all employees at the
                         Plymouth facility to the Bloomington facility that began in August 1999, with completion delayed until the first quarter of 2001. Included in the charge were anticipated cash expenditures of approximately $4,779,000 for lease termination fees and rent on unoccupied space to be paid through April 2001 and anticipated non-cash charges of approximately $2,276,000 for the write-down of leasehold improvements and furniture and fixtures. The charge does not include any costs associated with the physical relocation of the employees.

                    o During December 1999, we recorded a pre-tax restructuring charge of $2,633,000 associated with the outsourcing of our computer operations to Electronic Data Systems Corporation. The principal actions of the plan included cash expenditures of approximately $2,148,000 for the transition of 51 employees to the outsourcer and the elimination of contractual obligations of ValueRx, which had no future economic benefit to us, and non-cash charges of approximately $485,000 due to the reduction in the carrying value of certain capitalized software to its net realizable value. This plan was completed during the second quarter of 2000 when remaining cash payments were made.

                    o Also in December 1999, we recorded a pre-tax restructuring charge of $969,000 associated with restructuring our PPS majority-owned subsidiary and the purchase of the remaining PPS common stock from management. The charge consisted of cash expenditures of $559,000 relating to stock compensation expense and $410,000 of severance payments to 9 employees. This plan was completed in January 2000.

                    o    In   conjunction   with  the  sale  of  the  assets  of
                         YourPharmacy.com, Inc. to PlanetRx, we recorded a $19,520,000 stock compensation charge relating to former YourPharmacy.com employees. The amount of the charge was determined using the initial public offering price of $16 per share for PlanetRx common stock.


OTHER INCOME (EXPENSE), NET

     Our interest expense, net has decreased $14,775,000 during 2000 compared to 1999. The decrease is a result of utilizing the $299,378,000 proceeds from our June 1999 common stock offering to repay a portion of our credit facility, as well as utilizing $344,131,000 of our own cash to pay-down our credit facility from June 1999 through December 31, 2000. Associated with the prepayment of our loans during 2000, we recorded an ordinary gain in interest expense of $1.5 million due to the restructuring of our interest rate swap agreements (see "--Market Risk"). Additionally, we have repurchased $10,115,000 of our Senior Notes as of December 31, 2000 (see "--Liquidity and Capital Resources"). Interest expense, net increased in 1999 over 1998 primarily due to the debt incurred to purchase DPS (see "--Liquidity and Capital Resources").

     During 2000, we recorded a $165,207,000 ($103,089,000 net of tax) non-cash impairment charge on our investment in PlanetRx common stock as the loss in value was deemed to be other than temporary. Any unrealized loss associated with recording our investment in PlanetRx at current market value previously recorded in stockholders' equity was written off to the current period earnings, in addition to any additional charges necessary to write-off our investment in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Additionally, during 2000, we made charitable donations of 200,000 shares of our PlanetRx common stock (after giving effect to the December 4, 2000 8-for-1 reverse stock split) and realized selling, general and administrative expense related to the donation of approximately $713,000. Therefore, our ownership of PlanetRx as of December 31, 2000 consists of approximately 1,096,000 common shares, or 17.8%, of PlanetRx common shares outstanding (after giving effect to the December 4, 2000 8-for-1 reverse stock split) which are carried at no value.

     During 1999, we recognized a one-time non-cash gain of $182,930,000 related to the sale of the assets of YourPharmacy.com, Inc. in exchange for a 19.9% ownership interest in PlanetRx.

PROVISION FOR INCOME TAXES

     Our effective tax rate for 2000 is a negative 79.5% compared to a positive 40.7% for 1999. Excluding the tax effect of the marketable securities write-off and the ordinary gain on the restructuring of our swaps (see "--Liquidity and Capital Resources") in 2000, and the one-time gain (see "--Other Income (Expense), Net") and non-recurring items (see "--Cost and Expenses") in 1999, our effective tax rates would have been 40.9% and 43.7% for 2000 and 1999. Our effective tax rates also decreased in 1999 to 40.7% from 44.0% in 1998. These decreases are primarily due to the reduction in the non-deductible goodwill and customer contract amortization expense associated with the ValueRx acquisition as a percentage of income before income taxes. The goodwill and customer contract amortization for the DPS acquisition is deductible for income tax purposes due to the filing of an Internal Revenue Code ss.338(h)(10) election.

NET INCOME AND EARNINGS PER SHARE

     Our net income decreased $159,344,000, or 106.1%, in 2000 from 1999, and increased $107,544,000, or 252.0%, in 1999 over 1998. Net income was affected by the following one-time items:

         Year Ended December 31, 2000

                    o A non-cash impairment charge during the second and fourth quarters of 2000 totaling $165,207,000 ($103,089,000 net of tax) relating to our PlanetRx investment (see "--Other Income (Expense), Net")

                    o An extraordinary loss on the early retirement of debt due to the write-off of deferred financing fees during the third and fourth quarters of 2000 totaling $1,790,000 ($1,105,000 net of tax) discussed in
                         "--Liquidity and Capital Resources"

                    o An ordinary gain in the amount of $1,500,000 ($926,000 net of tax) on the restructuring of our interest rate swap agreements related to the early retirement of debt in the third quarter of 2000 (see "--Market Risk") Year Ended December 31, 1999

                    o    Non-recurring   charges   discussed   in  "--Cost   and
                         Expenses" totaling $30,221,000 ($18,188,000 net of tax)

                    o    One-time gain of $182,930,000 ($112,037,000 net of tax)
                         discussed in "--Other Income (Expense), Net"

                    o An extraordinary loss on the early retirement of debt during the second and third quarters of 1999 totaling $11,642,000 ($7,150,000 net of tax)

     Excluding these one-time items and excluding financing costs on the temporary debt associated with the acquisition of DPS after assuming our equity and Senior Notes offerings had been completed on April 1, 1999, net income for 2000 would have been $94,142,000, or $2.46 per basic share and $2.41 per diluted share, compared to $63,519,000, or $1.81 per basic share and $1.77 per diluted share for 1999, respectively.

     Basic and diluted weighted average shares outstanding for 2000 increased 5.8% and 3.1%, respectively, over 1999. The increase for both basic and diluted shares outstanding is primarily related to the exercise of stock options during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During 2000, net cash provided by operations increased $31,851,000 to $245,910,000 from $214,059,000 in 1999. This increase is primarily due to increased profitability, excluding the effect of the non-cash write-off of our investment in PlanetRx stock (see "--Other Income (Expense), Net"), and bringing our inventory levels down after increasing our inventory during the fourth quarter of 1999 for our mail pharmacies' anticipation of potentially higher demand due to our members' Year 2000 concerns.

     Days sales outstanding ("DSO") increased slightly to 31.2 days at December 31, 2000 from 27.7 days at December 31, 1999, but is still down from
36.9 days at December 31, 1998 due to the acquisition of DPS. Gross revenues must be used to calculate DSO due to the impact of the Gross Basis versus the Net Basis of recording revenues, as discussed in "--Overview" and "--Revenues". The accounts receivable balance includes the cost of the pharmaceutical dispensed, which may not be included in revenues, as required by generally accepted accounting principles, based on the contractual terms embedded in client and pharmacy contracts. The following table presents our DSO for the years ended:


                                                               December 31,
(in thousands)                               2000                  1999                 1998
---------------------------------------------------------------------------------------------------
Total revenues                           $    6,786,864        $    4,288,104        $   2,824,872
Client/pharmacy pass through                  2,812,150             3,570,108              726,960
                                        ----------------      ----------------      ---------------
Gross revenues                           $    9,599,014        $    7,858,212        $   3,551,832
                                        ================      ================      ===============
Average monthly gross receivables        $      818,551        $      597,160        $     359,423
                                        ================      ================      ===============
DSO                                              31.2                  27.7                  36.9
                                        ================      ================      ===============

     Our allowance for doubtful accounts has increased $5,396,000, or 31.2%, to $22,677,000 at December 31, 2000 from $17,281,000 at December 31, 1999 primarily due to increased reserves for infusion services business. As a percentage of at risk receivables (which represent receivables for which there is no corresponding payable obligation), the allowance for doubtful accounts was 3.2% at December 31, 2000 compared to 2.6% at December 31, 1999 and 3.9% at December 31, 1998. The percentage reduction from December 31, 1998 to December 31, 1999 is attributable to the final adjustment, in accordance with generally accepted accounting principles, to the ValueRx opening balance sheet allowance for doubtful accounts and goodwill based upon the actual collection of ValueRx receivables.

     Our investment in net working capital decreased significantly to a $117,775,000 deficit from a $34,003,000 deficit as of December 31, 1999 and a $117,611,000 excess as of December 31, 1998. This reduction in 2000 is primarily due to our reduction in cash through our capital expenditures and debt prepayments (discussed below) as well as timing of collections and payments.

     We previously announced that we anticipated our cash flow from operations would be temporarily reduced due to the termination of the UHC contract during the third quarter of 2000. We subsequently negotiated a revision to the previously announced transition plan with UHC which extended the transition period and delayed the anticipated temporary cash reduction through the first quarter of 2001. The transition of UHC members was completed by December 31, 2000. We expect to fund the remaining payables associated with the termination of the UHC contract in 2001 primarily with operating cash flow. We will continue to utilize our operating cash flows for future debt prepayments, possible stock repurchases, integration costs, technology initiatives and other normal operating cash needs as we deem appropriate.

     Our capital expenditures in 2000 increased $43,260,000, or 117.1%, over 1999 primarily due to our concerted effort to invest in our information technology to enhance the services provided to our clients, the continued renovation of our St. Louis operations facilities and integration related activities as a result of our acquisitions. We expect to continue investing in technology that will provide efficiencies in operations, manage growth and enhance the service provided to our clients. We expect to fund future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our $300 million revolving credit facility, discussed below. The $13,105,000 increase in 1999 capital expenditures over 1998 was due to the aforementioned items as well as the completion of our corporate headquarters.

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

     During 2000, we utilized our own internally generated cash to repay $100 million on our bank revolving credit facility (described below), to prepay $130 million of our Term A loans (described below), to repurchase $10,115,000 of our Senior Notes on the open market and to repurchase 790,000 shares of our Class A Common Stock for $30,247,000. As of December 31, 2000, we have repurchased a total of 1,265,000 shares of our Class A Common Stock under the stock repurchase program that we announced on October 25, 1996. Our Board of Directors approved the repurchase of up to 2,500,000 shares, and placed no limit on the duration of the program. Additional debt repayments or common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture which governs our Senior Notes.

     We have a credit facility with a commercial bank syndicate consisting of $155 million of Term A loans and a $300 million revolving credit facility. As a result of the prepayment of our Term A loans noted above, we recorded an extraordinary charge during 2000 for the deferred financing fees in the amount of $1,105,000, net of tax. The prepayments on the Term A loans eliminate the scheduled principal payments for fiscal years 2001, 2002 and a portion of the scheduled principal payment for fiscal year 2003. Beginning in March 2003, we are required to make annual principal payments on the Term A loans of $26,750,000 in 2003, $62,700,000 in 2004 and $65,550,000 in 2005. The capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., and 65% of the stock of our foreign subsidiaries have been pledged as collateral for the credit facility.

     Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans had an interest rate of 7.52% on December 31, 2000. During 2000, the LIBOR interest rate spread was reduced to 1.0% based upon calculations set forth in our credit facility. To alleviate interest rate volatility, we have entered into two separate swap arrangements, which are discussed in "--Market Risk" below. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($300 million at December 31, 2000). At December 31, 2000, we are in compliance with all covenants associated with the credit facility.

     In June 1999, we issued $250 million of 9.625% Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. The Senior Notes are callable at specified prepayment premiums beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. During the second quarter of 2000, we repurchased $10,115,000 of our Senior Notes on the open market for $10,150,000, which includes $385,000 of accrued interest.

     We regularly review potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. However, there can be no assurance we will make new acquisitions or affiliations in 2001 or thereafter.

OTHER MATTERS

     On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco to form RxHub LLC ("RxHub"). RxHub is intended to develop an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans, which their patients use. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We will own one-third of the equity of RxHub (as will each of the other two founders), and have committed to invest up to $20 million over the next five years with approximately $6 million committed for 2001. We will record our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. RxHub will be operated to cover its expected operating costs and to return the cost of capital to the founders.

     As previously announced the shareholders of Centre d'autorisation et de paiement des services de sante, a leading Quebec-based PBM commonly referred to as CAPSS, accepted an offer made by our Canadian subsidiary, ESI Canada, Inc., to acquire all of the outstanding shares of CAPSS, subject to satisfaction of certain conditions, for approximately CAN$25 million (approximately US$16.5 million). The transaction, which will be accounted for under the purchase method of accounting, will be funded with our operating cash flow. We expect to close the transaction during March 2001 and it will add approximately 1.5 million lives to ESI Canada's membership base. The transaction is not expected to be dilutive to earnings in 2001 and is expected to be slightly accretive in 2002.

     Prior to November 7, 2000, NYLife Healthcare Management, Inc., a subsidiary of New York Life Insurance Company, owned all of our outstanding shares of Class B Common Stock. On November 7, 2000, NYLife Healthcare Management, Inc. exchanged each outstanding share of Class B Common Stock for one share of our Class A Common Stock and then immediately distributed such shares to NYLIFE LLC, another subsidiary of New York Life. Consequently, on November 7, 2000, we reacquired all of our outstanding Class B Common Stock and currently hold it as treasury shares. Immediately following the exchange and distribution to NYLIFE LLC, NYLIFE LLC completed the sale of 6,900,000 shares of our Class A Common Stock to the public through a secondary offering. Contemporaneous with this stock offering, the Express Scripts Automatic Exchange Security Trust, a closed-end investment company that is not affiliated with us, sold 3,450,000 investment units to the public. Upon maturity of the investment units, the Trust may deliver up to 3,450,000 shares of our Class A Common Stock owned by NYLIFE LLC to the holders of the investment units. We did not receive any proceeds from the secondary offering or the offering by the Trust.

     At December 31, 2000, NYLIFE LLC owned shares of our Class A Common Stock representing approximately 20.8% of the combined voting power of all classes of our common stock, which includes the right to vote 3,450,000 Class A Common Stock that the Trust may deliver upon exchange of the Trust issued investment units. New York Life has agreed on behalf of itself and its subsidiaries, to vote these 3,450,000 shares of our Class A Common Stock prior to delivery thereof by the Trust to the holders of the Trust investment units in the same proportion and to the same effect as the votes cast by our other stockholders at any meeting of stockholders, subject to the following exceptions: New York Life has agreed to vote its 8,120,000 shares (which includes the above described 3,450,000 shares) in favor of the slate of nominees for directors recommended by our Board of Directors for election by stockholders (provided that, so long as New York Life is entitled to representation on the Board of Directors, such slate includes New York Life's nominees) and the adoption of the Express Scripts, Inc.2000 Long-Term Incentive Plan.

     In June 1998, Financial Accounting Standards Board Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued. FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The effective date for FAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, the Financial Accounting Standards Board has deferred the effective date so that it will begin for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be applicable to our first quarter of fiscal year 2001. Our present interest rate swaps (see "-Market Risk") will be considered cash flow hedges. Accordingly, the fair value of the swaps will be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of these hedges will be recognized in stockholders' equity and other comprehensive income and any changes in unrealized gains or losses from the initial measurement date related to the ineffective portion of the hedges will be recognized in earnings concurrent with the interest expense on our underlying variable rate debt. If we had adopted FAS 133 as of December 31, 2000, we would have recorded the unrealized loss of $991,000 as a liability and a decrease in stockholders' equity.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B to defer the effective date for implementation of SAB 101 until the fourth quarter of fiscal 2000. In addition, Emerging Issues Task Force Issue 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") was issued in July 2000 with implementation required no later than the fourth quarter of fiscal 2000. SAB 101 and EITF 99-19 summarize certain views in applying generally accepted accounting principles to revenue recognition in financial statements. The necessary adjustments to our revenue recognition policies in order to comply with SAB 101 and EITF 99-19 did not have a material effect on our financial statements.

     In December 2000, the Department of Health and Human Services issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We will be required to comply with certain aspects of the regulations. We have retained a consulting firm to assist us in assessing the steps we will have to take in complying with these regulations, which provide for a two year implementation period. While this assessment is not yet complete, we believe compliance with these regulations will have a significant impact on our business operations. We have not yet completed an assessment of the costs we will incur in complying with these regulations, and can give no assurance that such costs will not be material to us.

IMPACT OF INFLATION

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. To date, we have been able to recover substantially all price increases from our clients under the terms of our agreements, although under selected arrangements in which we have performance measurements on drug costs with our clients we could be adversely affected by inflation in drug costs if the result is an overall increase in the cost of the drug plan to the client. To date, changes in pharmaceutical prices have not had a significant adverse affect on us.

MARKET RISK

     In conjunction with the prepayment of the Term A loans, we restructured our existing interest rate swap agreements, reducing the notional amounts of the swaps to a combined $100 million as of December 31, 2000. We received $2,397,000 to restructure our swap agreements, of which $1,500,000 ($926,000 net of tax) was recognized against interest expense as an ordinary gain related to the prepayment of debt and the remaining $897,000 has been deferred and will be amortized over the remaining term of the loans.

     Our first interest rate swap agreement became effective during 1998 and has a notional principal amount of $49 million with a fixed rate of interest of 5.88% per annum, plus the interest rate spread of 1.0% as of December 31, 2000. Under the restructured agreement, the notional principal amount will reduce to approximately $47 million in April 2001 until maturing in October 2001.

     Our second interest rate swap agreement became effective during 2000 and has a notional principal amount of $51 million with a fixed rate of interest of 6.25% per annum, plus the interest rate spread of 1.0% as of December 31, 2000. Under the restructured agreement, the notional principal amount will increase to approximately $53 million in April 2001, to approximately $98 million in October 2001 and to $100 million in April 2002. Beginning in April 2003, the notional principal amount will be reduced to $60 million and in April 2004 will be reduced to $20 million until maturing in April 2005.

     As a result, we have, in effect, converted 64.5% of our variable rate debt to fixed rate debt under our credit facility at December 31, 2000. Beginning in October 2000, we have converted approximately $100 million of our variable rate debt to fixed rate debt until April 2003 when the notional amount reduces to $60 million and April 2004 when the notional amount reduces to $20 million.

     Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at December 31, 2000 would have caused the fair value of the swaps to decrease by $434,000, resulting in a liability with a fair value of $1,425,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

     Response to this item is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above.

Item 8 - Consolidated Financial Statements and Supplementary Data

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Express Scripts, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 65 present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 65 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 5, 2001,  except as to the first two
   paragraphs of Note 2 which are as
   of February 22, 2001


CONSOLIDATED BALANCE SHEET

                                                                                                December 31,
(in thousands, except share data)                                                         2000                1999
------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $      53,204       $     132,630
   Receivables, net                                                                          802,790             783,086
   Inventories                                                                               110,053             113,248
   Deferred taxes                                                                             22,180              32,248
   Prepaid expenses and other current assets                                                   9,942               5,143
                                                                                   --------------------------------------
        Total current assets                                                                 998,169           1,066,355
                                                                                   --------------------------------------
Investment in marketable securities                                                                -             150,365
Property and equipment, net                                                                  147,709              97,573
Goodwill, net                                                                                967,017             982,496
Other intangible assets, net                                                                 157,094             183,420
Other assets                                                                                   6,655               7,102
                                                                                   --------------------------------------
        Total assets                                                                   $   2,276,644       $   2,487,311
                                                                                   ======================================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                          $     878,622       $     850,630
   Accounts payable                                                                           94,407             112,731
   Accrued expenses                                                                          142,915             136,997
                                                                                   --------------------------------------
        Total current liabilities                                                          1,115,944           1,100,358
Long-term debt                                                                               396,441             635,873
Other liabilities                                                                             59,015              51,598
                                                                                   --------------------------------------
        Total liabilities                                                                  1,571,400           1,787,829
                                                                                   --------------------------------------

Commitments and Contingencies (Notes 3, 6 and 8)

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares
      issued and outstanding                                                                       -                   -
   Class A Common Stock, $0.01 par value, 150,000,000 shares authorized,
      39,044,000 and 23,981,000 shares issued and outstanding, respectively                      390                 240
   Class B Common Stock, $0.01 par value, 31,000,000 shares authorized,
      no shares and 15,020,000 shares issued and outstanding, respectively                         -                 150
   Additional paid-in capital                                                                441,387             418,921
   Unearned compensation under employee compensation plans                                   (13,676)                  -
   Accumulated other comprehensive income                                                        (97)             (9,521)
   Retained earnings                                                                         287,414             296,540
                                                                                   --------------------------------------
                                                                                             715,418             706,330
   Class A Common Stock in treasury at cost, 270,000 and 465,000 shares,
      respectively                                                                           (10,174)             (6,848)
                                                                                   --------------------------------------
        Total stockholders' equity                                                           705,244             699,482
                                                                                   --------------------------------------
        Total liabilities and stockholders' equity                                     $   2,276,644       $   2,487,311
                                                                                   ======================================

See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                Year Ended December 31,
(in thousands, except per share data)                                 2000                1999                1998
-------------------------------------------------------------------------------------------------------------------------
Revenues:
   Revenues                                                       $    6,776,441      $    4,285,104      $    2,824,872
   Other revenues                                                         10,423               3,000                   -
                                                               ----------------------------------------------------------
                                                                       6,786,864           4,288,104           2,824,872
                                                               ----------------------------------------------------------
Costs and expenses:
   Cost of revenues                                                    6,247,192           3,826,905           2,584,997
   Selling, general and administrative                                   339,460             294,194             148,990
   Non-recurring                                                               -              30,221               1,651
                                                               ----------------------------------------------------------
                                                                       6,586,652           4,151,320           2,735,638
                                                               ----------------------------------------------------------
Operating income                                                         200,212             136,784              89,234
                                                               ----------------------------------------------------------
Other income (expense):
   Interest income                                                         8,430               5,762               7,236
   Interest expense                                                      (47,903)            (60,010)            (20,230)
   Write-off of marketable securities                                   (165,207)                  -                   -
   Gain on sale of assets                                                      -             182,930                   -
                                                               ----------------------------------------------------------
                                                                        (204,680)            128,682             (12,994)
                                                               ----------------------------------------------------------
(Loss) income before income taxes                                         (4,468)            265,466              76,240
Provision for income taxes                                                 3,553             108,098              33,566
                                                               ----------------------------------------------------------
(Loss) income before extraordinary loss                                   (8,021)            157,368              42,674
Extraordinary loss on early retirement of debt,
   net of taxes                                                           (1,105)             (7,150)                  -
                                                               ----------------------------------------------------------
Net (loss) income                                                 $       (9,126)     $      150,218      $       42,674
                                                               ==========================================================

Basic earnings per share:
   Before extraordinary loss                                      $       (0.21)      $         4.36      $         1.29
   Extraordinary loss on early retirement of debt                         (0.03)               (0.20)                  -
                                                               ----------------------------------------------------------
   Net (loss) income                                              $       (0.24)      $         4.16      $         1.29
                                                               ==========================================================
Weighted average number of common shares
   outstanding during the period - Basic EPS                              38,196              36,095              33,105
                                                               ==========================================================

Diluted earnings per share:
   Before extraordinary loss                                      $       (0.21)      $         4.25      $         1.27
   Extraordinary loss on early retirement of debt                         (0.03)               (0.19)                  -
                                                               ----------------------------------------------------------
   Net (loss) income                                              $       (0.24)      $         4.06      $         1.27
                                                               ==========================================================
Weighted average number of common shares
   outstanding during the period - Diluted EPS                            38,196              37,033              33,698
                                                               ==========================================================

See accompanying Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------

                               Number of Shares                                               Amount
                              -------------------  -------------------------------------------------------------------------------
                                                                                Unearned
                                                                              Compensation  Accumulated
                             Class A   Class B   Class A  Class B  Additional    Under         Other
                             Common    Common    Common    Common   Paid-in     Employee   Comprehensive Retained Treasury
(in thousands)               Stock     Stock      Stock    Stock    Capital  Compensation     Income     Earnings    Stock   Total
                                                                                 Plans
-------------------------------------------------  --------------------------------------------------------------------------------
Balance at December 31, 1997   9,238     7,510    $   93   $   75    $106,901   $     -     $  (27)    $103,64   $(6,989) $203,701
                              -------------------  ---------------------------------------------------------------------------------
  Comprehensive income:
    Net income                     -         -         -        -           -         -          -      42,674         -    42,674
    Other comprehensive
       income,
     Foreign currency
       translation
       adjustment                  -         -         -        -           -         -        (47)          -         -       (47)
                              -------------------   --------------------------------------------------------------------------------
  Comprehensive income             -         -         -        -           -         -        (47)      42,674        -    42,627
  Issuance of stock dividend   9,239     7,510        92       75        (167)        -          -           -         -         -
  Exercise of stock options      133         -         1        -       2,020         -          -           -         -     2,021
  Tax benefit relating to
    employee
    stock options                  -         -         -        -       1,345         -          -           -         -     1,345
                              --------------------   -------------------------------------------------------------------------------
Balance at December 31, 1998  18,610    15,020       186      150     110,099         -        (74)     146,322   (6,989)  249,694
                              --------------------   -------------------------------------------------------------------------------
  Comprehensive income:
    Net income                     -         -         -        -           -         -          -      150,218        -   150,218
    Other comprehensive
       income,
     Foreign currency
       translation
       adjustment                  -         -         -        -           -         -        108           -         -       108
     Unrealized loss on
       investment,
       net of taxes                -         -         -        -           -         -     (9,555)          -         -    (9,555)
                              --------------------   -------------------------------------------------------------------------------
  Comprehensive income             -         -         -        -           -         -     (9,447)     150,218        -   140,771
  Issuance of common stock     5,175         -        52        -     299,326         -          -           -         -   299,378
  Common stock issued under
    employee plans                10         -         -        -         551         -          -           -         -       551
  Exercise of stock options      186         -         2        -       5,744         -          -           -        141    5,887
  Tax benefit relating to
    employee
    stock options                  -         -         -        -       3,201         -          -           -         -     3,201
                              --------------------   -------------------------------------------------------------------------------
Balance at December 31, 1999   23,981    15,020      240      150     418,921         -      (9,521)    296,540    (6,848) 699,482
                              --------------------   -------------------------------------------------------------------------------
  Comprehensive income:
    Net loss                       -         -         -        -           -         -          -       (9,126)        -   (9,126)
    Other comprehensive
        income,
     Foreign currency
        translation
        adjustment                 -         -         -        -           -         -         (131)         -         -     (131)
     Recognition of prior
        period
        unrealized loss on
        investment                 -         -         -        -           -         -        9,555          -         -    9,555
                              --------------------    ------------------------------------------------------------------------------
  Comprehensive income (loss)      -         -         -        -           -         -        9,424      (9,126)              298
  Conversion of Class B
    Common Stock
    to Class A Common Stock   15,020   (15,020)       150    (150)          -         -           -            -                 -
  Treasury stock acquired          -         -         -        -           -         -           -            -   (30,247)(30,247)
  Common stock issued under
    employee plans                43         -         -        -       9,031   (15,160)          -            -     7,607   1,478
  Amortization of unearned
    compensation
    under employee plans           -         -         -        -           -     1,484           -            -        -    1,484
  Exercise of stock options        -         -         -        -      (2,021)        -           -            -    19,314  17,293
  Tax benefit relating to
    employee
    stock options                  -         -         -        -      15,456         -           -            -        -   15,456
                              ----------------------   -----------------------------------------------------------------------------
Balance at December 31, 2000  39,044         -       $ 390   $  -    $441,387   $(13,676)   $     (97)   $287,414 $(10,174)$705,244
                              ======================   =============================================================================


See accompanying Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                                Year Ended December 31,
(in thousands)                                                        2000                1999                1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                 $    (9,126)        $   150,218         $    42,674
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
       Depreciation and amortization                                      78,615              71,867              26,449
       Deferred income taxes                                             (42,092)             76,217              10,068
       Bad debt expense                                                   12,843               4,989               4,583
       Write-off of marketable securities                                165,207                   -                   -
       Gain on sale of assets, net of cash paid                                -            (185,650)                  -
       Non-recurring charges, net of cash paid                                 -              22,281               1,467
       Tax benefit relating to employee stock options                     15,456               3,201               1,345
       Extraordinary loss on early retirement of debt                      1,790              11,642                   -
       Other, net                                                          4,521               2,164                 609
       Changes in operating assets and liabilities, net of
         changes resulting from acquisitions:
           Receivables                                                   (35,286)           (217,977)            (35,083)
           Inventories                                                     3,103             (54,059)            (15,417)
           Other current and non-current assets                              745              (2,177)                756
           Claims and rebates payable                                     29,806             279,714             107,660
           Other current and non-current liabilities                      20,328              51,629             (18,537)
                                                               -----------------------------------------------------------
Net cash provided by operating activities                                245,910             214,059             126,574
                                                               -----------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                   (80,218)            (36,958)            (23,853)
   Proceeds from sale of property and equipment                            8,831                   -                   -
   Acquisitions, net of cash acquired                                          -            (722,618)           (460,137)
   Short-term investments                                                 (2,191)                  -              57,938
                                                               -----------------------------------------------------------
Net cash (used in) investing activities                                  (73,578)           (759,576)           (426,052)
                                                               -----------------------------------------------------------

Cash flows from financing activities:
   Repayment of long-term debt                                          (240,069)         (1,015,000)                  -
   Proceeds from long-term debt                                                -           1,290,950             360,000
   Treasury stock acquired                                               (30,247)                  -                   -
   Net proceeds from issuance of common stock                                  -             299,378                   -
   Deferred financing fees                                                     -             (26,316)             (4,062)
   Cash received from employee stock-based plans                          18,689               6,438               2,021
                                                               -----------------------------------------------------------
Net cash (used in) provided by financing activities                     (251,627)            555,450             357,959
                                                               -----------------------------------------------------------

Effect of foreign currency translation adjustment                           (131)                108                 (47)
                                                               -----------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (79,426)             10,041              58,434
Cash and cash equivalents at beginning of year                           132,630             122,589              64,155
                                                               ------------------------------------------------------------
Cash and cash equivalents at end of year                             $    53,204         $   132,630         $   122,589
                                                               ============================================================

Supplemental data:
Cash paid during the year for:
   Restructuring charges                                             $     3,318         $     4,683         $       184
   Income taxes                                                           30,814               1,080              17,202
   Interest                                                               48,172              61,607              13,568


See accompanying Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.       Summary of significant accounting policies

     Organization and operations. We are one of the largest full-service pharmacy benefit management ("PBM") companies independent of pharmaceutical manufacturer ownership in North America. We provide health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. Our fully integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services (which include the development of data warehouses to combine medical claims and prescription drug claims), disease management support services and outcome assessments through our Health Management Services division and Practice Patterns Science, Inc. ("PPS") subsidiary, and informed decision counseling services through our Express Health LineSM division. We also provide non-PBM services which include distribution services through our Express Scripts Specialty Distribution Services subsidiary ("SDS"), infusion therapy services through our wholly-owned subsidiary IVTx, Inc., operating as Express Scripts Infusion Services, and, prior to September 1, 1998, provided managed vision care programs through our wholly-owned subsidiary Express Scripts Vision Corporation.

     Basis of presentation. The consolidated financial statements include our accounts and those of all our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the U.S., and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

     Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. In 1999, we changed banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative balances of $83,691,000 and $113,732,000 have been reclassified to claims and rebates payable at December 31, 2000 and 1999, respectively.

     Accounts receivable. As of December 31, 2000 and 1999, unbilled receivables were $394,205,000 and $354,370,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client. As of December 31, 2000 and 1999, we have allowances for doubtful accounts of $22,677,000 and $17,281,000, respectively.

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

     Software development costs. Research and development expenditures relating to the development of software to be marketed to clients, or to be used for internal purposes, are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date of general release to customers, or to the date placed into production, are capitalized and included as Property and Equipment. During 2000, 1999 and 1998, $36,518,000, $15,997,000 and $10,244,000 in software development costs were capitalized, respectively, primarily due to the integration of our acquisitions and enhancements to our information systems. Capitalized software development costs amounted to $81,933,000 and $42,353,000 at December 31, 2000 and 1999,
respectively. Amortization of the capitalized amounts commences on the date of general release to customers, or the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed. Amortization expense in 2000, 1999 and 1998 was $6,535,000, $3,810,000 and $1,968,000, respectively.

     Marketable securities. All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement ("FAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income in stockholders' equity until recognized. Unrealized losses are recognized as expense when a decline in fair value is determined to be other than temporary.

     Goodwill. Goodwill is amortized on a straight-line basis over periods from 10 to 30 years. The amount reported is net of accumulated amortization of $71,348,000 and $36,317,000 at December 31, 2000 and 1999, respectively.
Amortization expense, included in selling, general and administrative expenses, was $35,031,000, $28,203,000 and $7,863,000 for the years ended December 31,
2000, 1999 and 1998, respectively.

     Other intangible assets. Other intangible assets include, but are not limited to, customer contracts, non-compete agreements and deferred financing fees and are amortized on a straight-line basis over periods from 2 to 20 years. The amount reported is net of accumulated amortization of $55,954,000 and $34,918,000 at December 31, 2000 and 1999, respectively. Amortization expense for customer contracts and non-compete agreements included in selling, general and administrative expenses was $18,607,000, $25,094,000 and $4,320,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization expense for deferred financing fees included in interest expense was $2,391,000, $2,241,000, and $609,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Contractual agreements. We have entered into corporate alliances with certain of our clients whereby shares of our Class A Common Stock were awarded as advance discounts to the clients. We account for these agreements as follows:

         Between December 15, 1995 and November 20, 1997 - For agreements entered into between these dates, we utilize the provisions of FAS 123, "Accounting for Stock-Based Compensation," which requires that all stock issued to nonemployees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued. We have adopted FAS 123 as it relates to stock issued or to be issued under client alliances based on fair value at the date the agreement was consummated.

          Subsequent to November 20, 1997 - In November 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus that the value of equity instruments issued for consideration other than employee services should be initially determined on the date on which a "firm commitment" for performance first exists by the provider of goods or services. Firm commitment is defined as a commitment pursuant to which performance by a provider of goods or services is probable because of sufficiently large disincentives for nonperformance. The consensus must be applied for all new arrangements and modifications of existing arrangements entered into from November 20, 1997. The consensus only addresses the date upon which fair value is determined and does not change the accounting based upon fair value as prescribed by FAS 123. We have not entered into any such arrangements subsequent to November 20, 1997.

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

     Impairment of long lived assets. We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including goodwill, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In our opinion, other than the write-down of long-lived assets associated with our facilities consolidation and computer operations outsourcing, no such impairment existed as of December 31, 2000 or 1999 (see Note 6).

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

     In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In addition, FAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The effective date for FAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 1, 1999. However, the FASB has deferred the effective date so that it will begin for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be applicable to our first quarter of fiscal year 2001. Our present interest rate swaps (see Note 5) will be considered cash flow hedges. Accordingly, the change in the fair values of the swaps will be reported on the balance sheet as an asset or liability. The corresponding unrealized gain or loss representing the effective portion of these hedges will be recognized in stockholders' equity and other comprehensive income and any changes in unrealized gain or loss from the initial measurement date related to the ineffective portion of the hedges will be recognized in earnings concurrent with the interest expense on our underlying variable rate debt. If we had adopted FAS 133 as of December 31, 2000, we would have recorded an unrealized loss of $991,000 as a liability and a decrease in stockholders' equity during 2000.

     Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our Credit Facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity. The fair value of the swaps (a liability of $991,000 and an asset of $6,867,000 at December 31, 2000 and 1999, respectively) was based on quoted market prices, which reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts. The fair value of our senior note facility ($245,882,000 and $255,000,000 at December 31, 2000 and 1999, respectively) was estimated based on quoted market prices.

     Revenue recognition. Revenues from dispensing prescription and non-prescription medical products from our mail pharmacies are recorded upon shipment. Revenue from sales of prescription drugs by pharmacies in our nationwide network and pharmacy claims processing revenues are recognized when the claims are processed. When we dispense pharmaceuticals from our mail service pharmacies to members of health benefit plans sponsored by our clients or when we have an independent contractual obligation to pay our network pharmacy providers for benefits provided to members of our clients' pharmacy benefit plans, we include payments from plan sponsors for these benefits as revenue and ingredient costs or payments to these pharmacy providers in cost of revenues (the "Gross Basis"). If we are merely administering the plan sponsors' network pharmacy contracts we record only the administrative or dispensing fees derived from our contracts with the plan sponsors as revenue (the "Net Basis").

     Management services provided to drug manufacturers include various services relating to administration of manufacturer rebate programs. Revenues relating to these services are recognized as earned based upon detailed drug utilization data. Rebates payable to customers in accordance with the applicable contracts are excluded from revenues and expenses.

     Retail pharmacy and mail pharmacy revenues are recognized based upon actual scripts adjudicated and therefore require no estimation.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B to defer the effective date for implementation of SAB 101 until the fourth quarter of fiscal 2000. In addition, EITF Issue 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") was issued in July 2000 with implementation required no later than the fourth quarter of fiscal 2000. SAB 101 and EITF 99-19 summarize certain views in applying generally accepted accounting principles to revenue recognition in financial statements. The necessary adjustments to our revenue recognition policies in order to comply with SAB 101 and EITF 99-19 did not have a material effect on our financial statements.

     Cost of revenues. Cost of revenues includes product costs, pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling and non-prescription medical products and claims processing operations, offset by fees received from pharmaceutical manufacturers in connection with our drug purchasing and formulary management programs. We estimate fees receivable from pharmaceutical manufacturers on a quarterly basis converting total prescriptions dispensed to estimated rebatable scripts (i.e., those prescriptions with respect to which we are contractually entitled to submit claims for rebates) multiplied by the contractually agreed manufacturer rebate amount. Estimated fees receivable from pharmaceutical manufacturers are recorded when we determine them to be realizable, and realization is not dependent upon future pharmaceutical sales. Estimates are revised once the actual rebatable scripts are calculated and rebates are billed to the manufacturer.

     Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates.

     Earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all years are outstanding stock options and stock warrants (833,000, 938,000 and 593,000 in 2000, 1999 and 1998, respectively), any unvested shares and shares issuable pursuant to employee elected deferral under the executive deferred compensation plan (3,000 in 2000) and restricted stock we have issued (1,000 in 2000), all calculated under the "treasury stock" method in accordance with FAS 128, "Earnings Per Share". Due to the net loss in 2000, all potentially dilutive common shares have been excluded due to anti-dilution.

     Foreign currency translation. The financial statements of ESI Canada, Inc. are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada, Inc. is the local currency and cumulative translation adjustments are recorded within the other comprehensive income component of stockholders' equity.

     Employee stock-based compensation. We account for employee stock options in accordance with Accounting Principles Board No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because options have only been granted at a price equal to market value at the time of grant. During 1996, FAS 123 became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. For companies that choose to continue applying the intrinsic value method, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized (see Note 10).

     Comprehensive income. Other than net income, our two components of comprehensive income are changes in the foreign currency translation adjustments and unrealized losses on available-for-sale securities. We have displayed comprehensive income within the Statement of Changes in Stockholders' Equity.

     Segment reporting. The relative segment information is derived from the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments (see Note 12).

2.       Changes in business

     Joint venture. On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco to form RxHub LLC ("RxHub"). RxHub is intended to develop an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans, which their patients use. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We will own one-third of the equity of RxHub (as will each of the other two founders), and have committed to invest up to $20 million over the next five years with approximately $6 million committed for 2001. We will record our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. RxHub will be operated to cover its expected operating costs and to return the cost of capital to the founders.

     Acquisitions. As previously announced the shareholders of Centre d'autorisation et de paiement des services de sante, a leading Quebec-based PBM commonly referred to as CAPSS, accepted an offer made by our Canadian subsidiary, ESI Canada, Inc., to acquire all of the outstanding shares of CAPSS, subject to satisfaction of certain conditions, for approximately CAN$25 million (approximately US$16.5 million). The transaction, which will be accounted for under the purchase method of accounting, will be funded with our operating cash flow. We expect to close the transaction during March 2001 and it will add approximately 1.5 million lives to ESI Canada's membership base. The transaction is not expected to be dilutive to earnings in 2001 and is expected to be slightly accretive in 2002.

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

     The acquisition has been accounted for using the purchase method of accounting. The results of operations of DPS have been included in the consolidated financial statements and PBM segment since April 1, 1999. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to other intangible assets consisting of customer contracts in the amount of $129,500,000 which began amortizing in 1999 using the straight-line method over the estimated useful lives of 2 to 20 years and goodwill in the amount of $754,236,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. In conjunction with the acquisition, DPS retained the following liabilities:

(in thousands)
-----------------------------------------------------------------
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

                                            Year Ended December
                                                    31,
(in thousands, except per share data)               1999
------------------------------------------------------------------
Total revenues                                     $  4,353,470
Income before extraordinary loss                        158,423
Extraordinary loss                                       (7,150)
                                            ----------------------
Net income                                         $    151,273
                                            ======================
Basic earnings per share
    Before extraordinary loss                      $       4.39
    Extraordinary loss                                    (0.20)
                                            ----------------------
    Net income                                     $       4.19
                                            ======================
Diluted earnings per share
    Before extraordinary loss                      $       4.28
    Extraordinary loss                                    (0.19)
                                            ----------------------
    Net income                                     $       4.09
                                            ======================

     As previously disclosed, on April 1, 1998, we acquired all of the outstanding capital stock of Value Health, Inc. Managed Prescriptions Network, Inc. (collectively known as "ValueRx") from HCA-The Healthcare Corporation (formerly, "Columbia/HCA Healthcare Corporation ") for approximately $460 million. Consequently, our operating results include those of ValueRx from April 1, 1998. The net assets acquired from ValueRx have been recorded at their estimated fair value, resulting in $278,113,000 of goodwill that is being amortized over 30 years and $57,653,000 of other intangible assets which are being amortized over 2 to 20 years. This acquisition has been accounted for under the purchase method of accounting.

     Sale of assets. On August 31, 1999, we, along with YourPharmacy.com, Inc. ("YPC"), our wholly-owned subsidiary, entered into an Asset Contribution and Reorganization Agreement (the "Contribution Agreement") with PlanetRx, PRX Holdings, Inc. ("Holdings"), and PRX Acquisition Corp. ("Acquisition Sub"). Pursuant to the Contribution Agreement, YPC agreed to contribute certain operating assets constituting its e-commerce business in prescription and non-prescription drugs and health and beauty aids to Holdings in exchange for 19.9% of the post-initial public offering common equity of Holdings (the "IPO"), and PlanetRx was also to assume certain obligations of YPC. Simultaneously with this transaction, Acquisition Sub was to merge into PlanetRx and PlanetRx shareholders would receive stock in Holdings, which would change its name to "PlanetRx.com, Inc." As a result of the transactions, YPC would be a 19.9% shareholder in the new PlanetRx (formerly Holdings), which would conduct business as an Internet pharmacy.

     On October 13, 1999, the transactions described in the Contribution Agreement were consummated, YPC received 10,369,990 unregistered shares, or 19.9%, of the common equity of PlanetRx, and PlanetRx assumed options granted to YPC employees which converted into options to purchase approximately 1.8 million shares of PlanetRx common stock. In connection with the IPO, we also executed a 180 day lock-up agreement that prevented us from selling our shares until April 10, 2000. The consummation of the transaction occurred immediately preceding the closing of PlanetRx's IPO of common stock. Based on the IPO price of $16 per share, YPC received consideration valued at $165,920,000. We recorded a one-time gain during 1999 (in other income) of $182,930,000 on the transaction, and a one-time stock compensation expense during 1999 (included in non-recurring expenses) of $19,520,000 relating to the YPC employee stock options. We accounted for this investment in PlanetRx on the cost method and reported our investment on the balance sheet under the caption "investment in marketable securities" at fair value in accordance with FAS 115 (see Note 1).

     As part of our agreement, PlanetRx was to pay us an annual fee of $11,650,000 and reimbursement for certain expenses of $3,000,000 over a 5 year term, which could be extended to 10 years if we meet certain performance measures. Additionally, we were eligible to receive an incremental fee based upon the number of our members who placed their first order for prescription drug or non-prescription merchandise with PlanetRx. We recorded $10,423,000 and $3,000,000 of revenue during 2000 and 1999, respectively. We also reduced selling and general administrative expenses by $1,500,000 and $750,000 for reimbursement of certain expenses relating to our Internet initiative during 2000 and 1999, respectively.

     Effective July 5, 2000, we restructured our agreement with PlanetRx in exchange for a one-time cash payment of $8 million. Approximately $3.7 million of the payment represents amounts earned through the second quarter of 2000, the remaining $4.3 million represents a fee for the termination of the prior contract. No additional cash payments will be paid to us under the restructured agreement.

     During 2000, we recorded a non-cash impairment charge to write-off our investment in PlanetRx common stock as the loss in value was deemed to be other than temporary. Therefore, any unrealized losses associated with recording our investment in PlanetRx at current market value that we had recorded in stockholders' equity were written off to the current period earnings, in addition to any additional charges necessary to write-off our investment. Additionally, during 2000 we donated approximately 200,000 shares (after giving effect to the 8-for-1 reverse stock split on December 4, 2000) of PlanetRx common stock and realized expenses related to the donation of approximately $713,000. At December 31, 2000 we own approximately 1,096,000 shares (after giving effect to the 8-for-1 reverse stock split on December 4, 2000) of PlanetRx which are carried at no value.

3.       Contractual agreements

     Effective January 1, 1996, we executed a multi-year contract with The Manufacturers Life Insurance Company ("Manulife"), to provide PBM services in Canada. Under the terms of the agreement, we are the exclusive third-party provider of PBM services to Manulife's Canadian clients. We will also issue shares of our Class A Common Stock as an advance discount to Manulife based upon achievement of certain volumes of Manulife pharmacy claims we process. No shares will be issued until after the fourth year of the agreement. The shares will be issued based on volumes reached in years four through six. We anticipate issuing no more than 474,000 shares to Manulife over a period up to the first six years of the agreement. Except for certain exemptions from registration under the 1933 Act, any shares issued to Manulife cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws. In accordance with the terms of the agreement, no stock has been issued since inception.

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

     Pursuant to an agreement with Coventry Corporation, an operator of health maintenance organizations located principally in Pennsylvania and Missouri, on January 3, 1995, we issued 50,000 shares of Class A Common Stock as an advance discount to Coventry in a private placement. These shares were valued at $13.69 per share, the split-adjusted per share market value of our Class A Common Stock on November 22, 1994, which was the date the agreement was consummated and the obligation of the parties became unconditional. No revision of the consideration for the transaction occurred between November 22, 1994 and January 3, 1995. The shares issued to Coventry were being amortized over a six-year period. However, due to Coventry extending the agreement for only two years instead of three years, as discussed below, the estimated useful life of the shares issued has been reduced to five years and ended in 1999. Amortization expense was $171,000 for each of the years ended December 31, 1999 and 1998, respectively. Except for certain exemptions from registration under the 1933 Act, these shares cannot be traded until they have been registered under the 1933 Act and any applicable state securities laws.

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

4.       Property and equipment

     Property and equipment, at cost, consists of the following:

                                                       December 31,
(in thousands)                                   2000             1999
----------------------------------------------------------------------------
Land                                      $         400     $       2,051
Building                                              -             3,076
Furniture                                        18,210            12,873
Equipment                                        87,515            64,204
Computer software                               101,075            55,054
Leasehold improvements                           14,594             9,922
                                         -----------------------------------
                                                221,794           147,180
Less accumulated depreciation and
   amortization                                  74,085            49,607
                                         -----------------------------------
                                          $     147,709     $      97,573
                                         ===================================

5.       Financing

         Long-term debt consists of:

                                                                        December 31,
(in thousands)                                                  2000                    1999
-----------------------------------------------------------------------------------------------------
Revolving credit facility due March 31, 2005 with an
   interest rate of 7.94% at December 31, 1999                $          -            $     100,000
Term A loans due March 31, 2005 with an interest rate of
   7.52% and 7.94% at December 31, 2000 and 1999, and a
   deferred interest rate swap gain of $847 at December 31,
   2000                                                            155,847                  285,000
9.625% Senior Notes due June 15, 2009, net of an
   unamortized discount of $1,024 and $1,146, and an
   unamortized interest rate lock of $1,733 and $2,019             240,594                  250,873
                                                            -----------------------------------------
Total long-term debt                                          $    396,441            $     635,873
                                                            =========================================

     We have a credit facility with a commercial bank syndicate which consists of $155 million of Term A loans and a $300 million revolving credit facility. During 2000, we utilized $130 million of our own internally generated cash to prepay a portion of our Term A loans. As a result of the prepayment, we recorded an extraordinary charge during 2000 for the deferred financing fees in the amount of $1,790,000 ($1,105,000 net of tax). The prepayment on the Term A loans eliminated the scheduled principal payments for fiscal years 2001, 2002 and a portion of the scheduled principal payment for fiscal year 2003. Beginning in March 2003, we are required to make annual principal payments on the Term A loans of $26,750,000 in 2003, $62,700,000 in 2004 and $65,550,000 in 2005. The
capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto
Rico), Inc., and 65% of the stock of our foreign subsidiaries have been pledged as collateral for the credit facility.

     The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. To alleviate interest rate volatility, we have entered into two separate swap arrangements, which are discussed below. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($300 million at December 31, 2000). At December 31, 2000, we are in compliance with all covenants associated with the credit facility.

     In June 1999, we issued $250 million of 9.625% Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. The Senior Notes are callable at specified prepayment premiums beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. During the second quarter of 2000, we repurchased $10,115,000 of our Senior Notes on the open market for $10,150,000, which includes $385,000 of accrued interest.

     The following represents the schedule of current maturities for our long-term debt (in thousands):

             Year Ended December 31,
--------------------------------------------------------
2001                                 $              -
2002                                                -
2003                                           26,750
2004                                           62,700
2005                                           65,550
                                 -----------------------
                                     $        155,000
                                 =======================

     In conjunction with the prepayment of the Term A loans, we restructured our existing interest rate swap agreements, reducing the notional amounts of the swaps to a combined $100 million as of December 31, 2000. We received $2,397,000 to restructure our swap agreements, of which $1,500,000 ($926,000 net of tax) was recognized against interest expense as an ordinary gain related to the prepayment of debt and the remaining $897,000 has been deferred and is being amortized over the remaining term of the loans. Under the restructured swap agreements, we have, in effect, converted approximately $100 million of our variable rate debt to fixed rate debt until April 2003 when the notional amount reduces to $60 million and April 2004 when the notional amount reduces to $20 million.

     During 1999, we entered into an interest rate lock with Bankers' Trust Company related to our offering of $250 million Senior Notes. Upon issuance of the Senior Notes, we received $2,135,000, which is being amortized against interest expense over the term of the Senior Notes. Interest expense was reduced by $286,000 and $116,000 during 2000 and 1999, respectively.

6.       Corporate restructuring

     During the second quarter of 1999, we recorded a pre-tax restructuring charge of $9,400,000 associated with the consolidation of our Plymouth, Minnesota facility into our Bloomington, Minnesota facility. In December 1999 and September 2000, the associated accrual was reduced by $2,301,000 and $44,000, primarily as a result of subleasing a portion of the unoccupied space. The consolidation plan includes the relocation of all employees at the Plymouth facility to the Bloomington facility that began in August 1999, with completion delayed until the first quarter of 2001 from the previously disclosed third quarter of 2000. Included in the restructuring charge are anticipated cash expenditures of approximately $4,779,000 for lease termination fees and rent on unoccupied space (which payments will continue through April 2001, when the lease expires) and anticipated non-cash charges of approximately $2,276,000 for the write-down of leasehold improvements and furniture and fixtures. The restructuring charge does not include any costs associated with the physical relocation of the employees.

     During  December  1999,  we  recorded  a  pre-tax  restructuring  charge of
$2,633,000 associated with the outsourcing of our computer operations to Electronic Data Systems Corporation. The principal actions of the plan included cash expenditures of approximately $2,148,000 for the transition of 51 employees to the outsourcer and the elimination of contractual obligations of ValueRx which had no future economic benefit to us, and non-cash charges of approximately $485,000 due to the reduction in the carrying value of certain capitalized software to its net realizable value. The plan was completed during the second quarter of 2000 when all cash payments were made.

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


                               Balance at                                   Balance at                                  Balance at
                              December 31,        1999          1999       December 31,        2000         2000       December 31,
(in thousands)                    1998          Charges        Usage           1999         Reversals       Usage          2000
-----------------------------------------------------------------------------------------------------------------------------------
Non-cash
Write-down of long-lived
     assets                     $      531     $    2,761    $    3,264      $       28     $        -    $        -     $       28
Cash
Employee transition costs
                                       232          1,725           365           1,592              -         1,592              -
Stock compensation                       -            559             -             559              -           559              -
Lease termination fees and
     rent                                -          5,656         4,318           1,338             44         1,167            127
                             ------------------------------------------------------------------------------------------------------
                                $      763     $   10,701    $    7,947      $    3,517     $       44    $    3,318     $      155
                             ======================================================================================================

     All of the restructuring charges which include tangible assets to be disposed of are written down to their net realizable value, less cost of disposal. We expect recovery to approximate its cost of disposal. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary from such estimates.

7.       Income taxes

     The income tax provision consists of the following:


                                                                          Year Ended December 31,
(in thousands)                                              2000                    1999                   1998
------------------------------------------------------------------------------------------------------------------------
Current provision:
   Federal                                               $   40,515              $   26,933              $   20,171
   State                                                      5,668                   4,190                   3,049
   Foreign                                                     (538)                    758                     278
                                                   ---------------------------------------------------------------------
      Total current provision                                45,645                  31,881                  23,498
                                                   ---------------------------------------------------------------------
Deferred provision:
   Federal                                                  (37,757)                 68,627                   8,694
   State                                                     (4,335)                  7,590                   1,374
                                                   ---------------------------------------------------------------------
      Total deferred provision                              (42,092)                 76,217                  10,068
                                                   ---------------------------------------------------------------------
Total current and deferred provision                     $    3,553              $  108,098              $   33,566
                                                   =====================================================================


         Income taxes included in the Consolidated Statement of Operations are:

                                                                          Year Ended December 31,
(in thousands)                                              2000                    1999                   1998
------------------------------------------------------------------------------------------------------------------------
Continuing operations                                    $    3,553              $  108,098              $   33,566
Extraordinary loss on early retirement of debt                 (685)                 (4,492)                      -
                                                   ---------------------------------------------------------------------
                                                         $    2,868              $  103,606              $   33,566
                                                   =====================================================================


         A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2000, 1999 and 1998 is immaterial):

                                                                          Year Ended December 31,
                                                            2000                    1999                   1998
------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                           35.0%                   35.0%                   35.0%
State taxes, net of federal benefit                          3.3                     3.6                     3.8
Non-deductible amortization of goodwill and
   customer contracts                                     (103.6)                    1.8                     4.9
Other, net                                                 (14.2)                    0.3                     0.3
                                                   ---------------------------------------------------------------------
Effective tax rate                                         (79.5)%                  40.7%                   44.0%
                                                   =====================================================================

         The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:


                                                                    December 31,
(in thousands)                                              2000                    1999
-------------------------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for doubtful accounts                      $     9,087             $     5,744
   Accrued expenses                                          16,203                  23,864
   Depreciation and property differences                          -                   7,112
   Non-compete agreements                                     2,292                   2,008
   Net operating loss carryforward                            2,975                   7,829
   Unrealized loss on investments                                 -                   6,000
   Other                                                      2,366                     693
                                                   ----------------------------------------------
     Gross deferred tax assets                               32,923                  53,250
                                                   ----------------------------------------------
Deferred tax liabilities:
   Gain on sale of assets                                         -                 (62,987)
   Depreciation and property differences                    (17,799)                      -
   Goodwill and customer contract amortization
                                                            (15,026)                 (7,942)
   Other                                                     (2,341)                   (985)
                                                   ----------------------------------------------
     Gross deferred tax liabilities                         (35,166)                (71,914)
                                                   ----------------------------------------------
Net deferred tax liabilities                            $    (2,243)            $   (18,664)
                                                   ==============================================

8.       Commitments and contingencies

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

     We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. Rental expense under the office and distribution facilities leases in 2000, 1999 and 1998 was $12,041,000, $11,147,000 and $3,876,000, respectively. The future minimum lease payments due under noncancellable operating leases are as follows (in thousands):


             Year Ended December 31,
--------------------------------------------------------
                      2001               $     13,702
                      2002                     13,140
                      2003                     12,980
                      2004                     13,007
                      2005                     12,722
                   Thereafter                  34,333
                                    --------------------
                                         $     99,884
                                    ====================

     For  the  year  ended  December  31,  2000,   approximately  60.0%  of  our
pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available and that no other concentration risks exist at December 31, 2000.

     In the ordinary course of business (which includes the business conducted by DPS and ValueRx prior to acquiring them on April 1, 1999 and April 1, 1998, respectively), various legal proceedings, investigations or claims pending have arisen against us and our subsidiaries (ValueRx and DPS continue to be a party to proceedings that arose prior to their April 1, 1998 and April 1, 1999 respective acquisition dates). The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in our opinion, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending are not expected to materially affect our consolidated financial position, results of operations or cash flows.


9.       Common stock

     Prior to November 7, 2000, NYLife Healthcare Management, Inc., a subsidiary of New York Life Insurance Company, owned all of our outstanding shares of Class B Common Stock. On November 7, 2000, NYLife Healthcare Management, Inc. exchanged each outstanding share of Class B Common Stock for one share of our Class A Common Stock and then immediately distributed such shares to NYLIFE LLC, another subsidiary of New York Life. Consequently, on November 7, 2000, we reacquired all of our outstanding Class B Common Stock and currently hold it as treasury shares. Immediately following the exchange and distribution to NYLIFE LLC, NYLIFE LLC completed the sale of 6,900,000 shares of our Class A Common Stock to the public through a secondary offering. Contemporaneous with this stock offering, the Express Scripts Automatic Exchange Security Trust, a closed-end investment company that is not affiliated with us, sold 3,450,000 investment units to the public. Upon maturity of the investment units, the Trust may deliver up to 3,450,000 shares of our Class A Common Stock owned by NYLIFE LLC to the holders of the investment units. We did not receive any proceeds from the secondary offering or the offering by the Trust.

     At December 31, 2000, NYLIFE LLC owned shares of our Class A Common Stock representing approximately 20.8% of the combined voting power of all classes of our common stock, which includes the right to vote 3,450,000 Class A Common Stock that the Trust may deliver upon exchange of the Trust issued investment units. New York Life has agreed on behalf of itself and its subsidiaries, to vote these 3,450,000 shares of our Class A Common Stock prior to delivery thereof by the Trust to the holders of the Trust investment units in the same proportion and to the same effect as the votes cast by our other stockholders at any meeting of stockholders, subject to the following exceptions: New York Life has agreed to vote its 8,120,000 shares (which includes the above described 3,450,000 shares) in favor of the slate of nominees for directors recommended by our Board of Directors for election by stockholders (provided that, so long as New York Life is entitled to representation on the Board of Directors, such slate includes New York Life's nominees) and the adoption of the Express Scripts, Inc. 2000 Long-Term Incentive Plan.

     As of December 31, 2000, we have repurchased a total of 1,265,000 shares of our Class A Common Stock under the open-market stock repurchase program we announced on October 25, 1996, of which, 790,000 shares were repurchased during 2000. Approximately 766,000 shares have been utilized for stock option exercises and 219,000 shares have been utilized for restricted stock awards during 2000. Our Board of Directors approved the repurchase of up to 2,500,000 shares, and placed no limit on the duration of the program. Additional purchases, if any, will be in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to certain restrictions on stock repurchases contained in our bank credit facility and the Indenture covering our Senior Notes.

     As of December 31, 2000, approximately 4,659,000 shares of our Class A Common Stock have been reserved for issuance to organizations with which we have signed contractual agreements (see Note 3) and for employee benefit plans (see
Note 10).

     In June 1999, we consummated our offering of 5,175,000 shares of our Class A Common Stock at a price of $61 per share. The net proceeds of $299,378,000 were used to retire the $150 million senior subordinated bridge credit facility and a portion of the Term B loans under the $1.05 billion credit facility.

     In October 1998, we announced a two-for-one stock split of our Class A and Class B Common Stock for stockholders of record on October 20, 1998, effective October 30, 1998. The split was effected in the form of a dividend by issuance of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share have been adjusted for the stock split except on the Consolidated Statement of Changes in Stockholders' Equity.

10.      Employee benefit plans and stock-based compensation plans

     Retirement savings plan. We offer all of our full-time employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees may elect to enter a written salary deferral agreement under which a maximum of 15% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. We match 100% of the first 4% of the employees' compensation contributed to the Plan. For the years ended December 31, 2000, 1999 and 1998, we had contribution expense of approximately $4,718,000, $3,604,000 and $1,751,000, respectively.

     Employee stock purchase plan. In December 1998, our Board of Directors approved an employee stock purchase plan, effective March 1, 1999, that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our Class A Common Stock. Participating employees may elect to contribute up to 10% of their salary to purchase common stock at the end of each six month participation period at a purchase price equal to 85% of the fair market value of our Class A Common Stock at the end of the participation period. During 2000 and 1999, approximately 32,000 and 10,000 shares of our Class A Common Stock were issued under the plan, respectively. Class A Common Stock reserved for future employee purchases under the plan is 209,000 at December 31, 2000.

     Deferred compensation plan. In December 1998, the Compensation Committee of the Board of Directors approved a non-qualified deferred compensation plan (the "Executive Deferred Compensation Plan"), effective January 1, 1999, that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2000, our contribution was equal to 6% of each qualified participant's total annual compensation, with 25% being invested in our Class A Common Stock and the remaining being allocated to a variety of investment options. We incurred approximately $89,000 and $224,000 of compensation expense in 2000 and 1999, respectively. In addition, we recorded $797,000 of compensation expense in 1998 as a past service contribution which was equal to 8% of each participant's total annual cash compensation for the period of the participant's past service with us in a senior executive capacity. At December 31, 2000, 50,000 shares of Class A Common Stock have been reserved for future issuance under the plan.

     Stock-based compensation plans. In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 (as amended, the "2000 LTIP"), which provides for the grant of various equity awards to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2000 LTIP is subject to approval of our stockholders. As of December 31, 2000, 271,000 shares of Class A Common Stock have been reserved for issuance under this plan. During 2000, we granted approximately 219,000 restricted shares of Class A Common Stock, issued from shares held in treasury, under the 2000 LTIP to certain of our officers and employees. These shares are subject to various cliff-vesting periods from three to ten years with provisions allowing for accelerated vesting based upon specific performance criteria. Prior to vesting, these restricted shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. Approximately 6,600 shares have been forfeited as of February 28, 2001. Unearned compensation of $14,841,000 relating to the restricted shares has been recorded as a separate component of stockholders' equity and is being amortized to non-cash compensation expense over the estimated vesting periods.

     As a result of the Board's adoption of the 2000 LTIP, and subject to stockholder approval of the 2000 LTIP, no additional awards will be granted under either of our 1992 amended and restated stock option plans (discussed below) or under our 1994 amended and restated Stock Option Plan (discussed below). However, these plans are still in existence as there are outstanding grants under these plans.

     In April 1992, we adopted a stock option plan that we amended and restated in 1995 and amended in 1999, which provided for the grant of nonqualified stock options and incentive stock options to our officers and key employees selected by the Compensation Committee of the Board of Directors. In June 1994, the Board of Directors adopted the Express Scripts, Inc. 1994 Stock Option Plan, also amended and restated in 1995 and amended in 1997, 1998 and 1999. Under either plan, the exercise price of the options was not less than the fair market value of the shares at the time of grant, and the options typically vest over a five-year period from the date of grant.

     In April 1992, we also adopted a stock option plan that was amended and restated in 1995 and amended in 1996 and 1999 that provided for the grant of nonqualified stock options to purchase 48,000 shares to each director who is not an employee of ours or our affiliates. In addition, the second amendment to the plan gave each non-employee director who was serving in such capacity as of the date of the second amendment the option to purchase 2,500 additional shares. The second amendment options will vest over three years. The plan provides that the options vest over a two-, three- or five-year period from the date of grant depending upon the circumstances of the grant.

     We apply APB 25 and related interpretations in accounting for our plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for our stock options plans. Had compensation cost for our stock option based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by FAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. Note that due to the adoption of the methodology prescribed by FAS 123, the pro forma results shown below only reflect the impact of options granted in 2000, 1999 and 1998. Because future options may be granted and vesting typically occurs over a five year period, the pro forma impact shown for 2000, 1999 and 1998 is not necessarily representative of the impact in future years.

(in thousands, except per share data)  2000           1999           1998
-----------------------------------------------------------------------------
Net income
   As reported                   $    (9,126)   $   150,218    $    42,674
   Pro forma                         (19,796)       142,753         38,585

Basic earnings per share
   As reported                   $     (0.24)   $      4.16    $      1.29
   Pro forma                           (0.52)          3.95           1.16

Diluted earnings per share
   As reported                   $     (0.24)   $      4.06    $      1.27
   Pro forma                           (0.52)          3.86           1.14

         The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                   2000             1999        1998
---------------------------------------------------------------------------
Expected life of option          1-6 years      2-7 years     2-7 years
Risk-free interest rate          6.0%-6.7%      4.6%-6.3%     4.1%-5.9%
Expected volatility of stock      56%-60%          59%           44%
Expected dividend yield             None           None          None

         A summary of the status of our fixed stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below.





                                               2000                         1999                        1998
                                      ---------------------------------------------------------------------------------------
                                                    Weighted-Average            Weighted-Average             Weighted-Average
                                                      Exercise                  Exercise Price                 Exercise
                                                       Price                                                    Price
(share data in thousands)                Shares                      Shares                        Shares
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          3,286        $ 35.24        2,780        $ 28.02          1,702       $ 17.21
Granted                                     891          48.06          843          60.43          1,866         40.65
Exercised                                  (777)         22.32         (196)         30.28           (133)        14.71
Forfeited/Cancelled                        (176)         48.55         (141)         50.35           (655)        38.82
                                      -------------               -------------                 ------------
Outstanding at end of year                3,224          41.16        3,286          35.24          2,780         28.02
                                      =============               =============                 ============

Options exercisable at year end           1,262                       1,391                           800
                                      =============               =============                 ============
Weighted-average fair value of
  options granted during the year      $  21.69                    $  32.40                      $  18.07
                                      =============               =============                 ============

         The following table summarizes information about fixed stock options outstanding at December 31, 2000:



                                           Options Outstanding                                Options Exercisable
                       ------------------------------------------------------------    ----------------------------------

      Range of
   Exercise Prices           Number         Weighted-Average                                Number       Weighted-Average
   (share data in        Outstanding at        Remaining        Weighted-Average         Exercisable     Exercise Price
     thousands)             12/31/00        Contractual Life     Exercise Price          at 12/31/00
---------------------- ------------------- ------------------- --------------------    ----------------- ----------------
   $  3.25 - 17.00                  515                5.84            $    13.89               433            $  13.44
     20.81 - 35.63                  789                6.71                 28.88               412               27.81
     38.31 - 51.63                1,005                7.70                 44.59               152               48.17
     54.88 - 67.38                  721                8.54                 58.66               237               58.99
     70.16 - 88.56                  194                7.83                 80.63                28               80.82
                       -------------------                                             -----------------
   $  3.25 - 88.56                3,224                7.26            $    41.16             1,262            $  32.35
                       ===================                                             =================


11.      Condensed consolidating financial statements

     Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains
Reinsurance  Co.,  ValueRx of Michigan,  Inc.,  Diversified  NY IPA,  Inc.,  and
Diversified Pharmaceutical Services (Puerto Rico), Inc. Separate financial statements of the Guarantors are not presented as we have determined them not to be material to investors. Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. As of January 1, 2000, we undertook an internal corporate reorganization to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx, and to create several new entities to conduct certain activities, including SDS and ESI Mail Pharmacy Service, Inc. ("ESI MPS"). Consequently, the assets, liabilities and operations of ValueRx are incorporated into those of the issuer, Express Scripts, Inc. and the assets, liabilities and operations of SDS and ESI MPS are incorporated into those of the Guarantors for 2000.


Condensed Consolidating Balance Sheet
--------------------------------------------------------------------------------

                                                    Express
(in thousands)                                   Scripts, Inc.     Guarantors   Non-Guarantors        Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2000
Current assets                                     $   755,995     $   236,311      $     5,863      $         -     $   998,169
Property and equipment, net                            120,754          24,724            2,231                -         147,709
Investments in subsidiaries                            866,561               -            2,261         (868,822)              -
Intercompany                                          (216,039)        223,144           (7,105)               -               -
Goodwill, net                                          251,139         711,062            4,816                -         967,017
Other intangible assets, net                            55,175         101,640              279                -         157,094
Other assets                                            77,505         (73,162)           2,312                -           6,655
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total assets                                   $ 1,911,091     $ 1,223,719      $    10,657      $  (868,822)    $ 2,276,644
                                                 =============== ================ ================ =============== ================

Current liabilities                                $   630,888     $   478,583      $     6,473      $         -     $ 1,115,944
Long-term debt                                         396,441               -                -                -         396,441
Other liabilities                                      125,264         (64,514)          (1,735)               -          59,015
Stockholders' equity                                   758,497         809,650            5,919         (868,822)        705,244
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total liabilities and stockholders' equity     $ 1,911,091     $ 1,223,719      $    10,657      $  (868,822)    $ 2,276,644
                                                 =============== ================ ================ =============== ================

As of December 31, 1999
Current assets                                     $   549,374     $   509,702      $     7,279      $         -     $ 1,066,355
Property and equipment, net                             39,036          55,776            2,761                -          97,573
Investments in subsidiaries                            725,468               -            2,261         (727,729)              -
Investments in marketable securities                         -         150,365                -                -         150,365
Intercompany                                           463,438        (463,241)            (197)               -               -
Goodwill, net                                              168         976,759            5,569                -         982,496
Other intangible assets, net                            22,458         160,901               61                -         183,420
Other assets                                            13,179          (6,493)             563             (147)          7,102
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total assets                                   $ 1,813,121     $ 1,383,769      $    18,297      $  (727,876)    $ 2,487,311
                                                 =============== ================ ================ =============== ================

Current liabilities                                $   527,312     $   563,457      $     9,589      $         -     $ 1,100,358
Long-term debt                                         635,873               -                -                -         635,873
Other liabilities                                       83,365         (33,018)           1,251                -          51,598
Stockholders' equity                                   566,571         853,330            7,457         (727,876)        699,482
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total liabilities and stockholders' equity     $ 1,813,121     $ 1,383,769      $    18,297      $  (727,876)    $ 2,487,311
                                                 =============== ================ ================ =============== ================



Condensed Consolidating Statement of Operations
-------------------------------------------------------------------------------

                                                    Express
(in thousands)                                   Scripts, Inc.     Guarantors     Non-Guarantors      Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Total revenues                                     $ 4,262,854     $ 2,512,197      $    11,813      $         -     $ 6,786,864
Operating expenses                                   4,159,946       2,411,737           14,969                -       6,586,652
                                                 ----------------------------------------------------------------------------------
   Operating income (loss)                             102,908         100,460           (3,156)               -         200,212
Write-off of marketable securities                           -        (165,207)               -                -        (165,207)
Interest (expense) income                              (39,506)            (12)              45                -         (39,473)
                                                 ----------------------------------------------------------------------------------
   Income (loss) before tax effect                      63,402         (64,759)          (3,111)               -          (4,468)
Income tax provision (benefit)                          25,935         (21,079)          (1,303)               -           3,553
                                                 ----------------------------------------------------------------------------------
   Income (loss) before extraordinary loss              37,467         (43,680)          (1,808)               -          (8,021)
Extraordinary loss on early
   retirement of debt                                   (1,105)              -                -                -          (1,105)
                                                 ----------------------------------------------------------------------------------
   Net income (loss)                               $    36,362     $   (43,680)     $    (1,808)     $         -     $    (9,126)
                                                 ==================================================================================

Year ended December 31, 1999
Total revenues                                     $ 2,257,952     $ 1,989,237      $    40,915      $         -     $ 4,288,104
Operating expenses                                   2,140,144       1,971,696           39,480                -       4,151,320
                                                 ----------------------------------------------------------------------------------
   Operating income                                    117,808          17,541            1,435                -         136,784
Gain on sale of assets                                       -         182,930                -                -         182,930
Interest (expense) income                              (54,700)            292              160                -         (54,248)
                                                 ----------------------------------------------------------------------------------
   Income before tax provision                          63,108         200,763            1,595                -         265,466
Income tax provision                                    34,799          72,031            1,268                -         108,098
                                                 ----------------------------------------------------------------------------------
   Income before extraordinary loss                     28,309         128,732              327                -         157,368
Extraordinary loss on early
   retirement of debt                                   (7,150)              -                -                -          (7,150)
                                                 ----------------------------------------------------------------------------------
   Net income                                      $    21,159     $   128,732      $       327      $         -     $   150,218
                                                 ==================================================================================

Year ended December 31, 1998
Total revenues                                     $ 1,646,807     $ 1,167,387      $    10,678      $         -     $ 2,824,872
Operating expenses                                   1,584,731       1,139,387           11,520                -       2,735,638
                                                 ----------------------------------------------------------------------------------
   Operating income (loss)                              62,076          28,000             (842)               -          89,234
Interest (expense) income                              (13,943)            846              103                -         (12,994)
                                                 ----------------------------------------------------------------------------------
   Income (loss) before tax provision                   48,133          28,846             (739)               -          76,240
Income tax provision                                    17,903          15,377              286                -          33,566
                                                 ----------------------------------------------------------------------------------
   Net income (loss)                               $    30,230     $    13,469      $    (1,025)     $         -     $    42,674
                                                 ==================================================================================


Condensed Consolidating Statement of Cash Flows
-------------------------------------------------------------------------------

                                                    Express
(in thousands)                                   Scripts, Inc.     Guarantors     Non-Guarantors      Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Net cash (used in) provided by
  operating activities                             $  (313,023)    $   567,294      $    (8,214)     $      (147)    $   245,910
                                                 ----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                  (107,171)         27,215             (262)               -         (80,218)
  Proceeds from sales of property
     and equipment                                       8,831               -                -                -           8,831
  Other                                                 (2,191)              -                -                -          (2,191)
                                                 ----------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                                (100,531)         27,215             (262)               -         (73,578)
                                                 ----------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                         (240,069)              -                -                -        (240,069)
  Treasury stock acquired                              (30,247)              -                -                -         (30,247)
  Other                                                 18,689               -                -                -          18,689
  Net transactions with parent                         689,901        (697,226)           7,178              147               -
                                                 ----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                 438,274        (697,226)           7,178              147        (251,627)
                                                 ----------------------------------------------------------------------------------
Effect of foreign currency
  translation adjustment                                  (131)              -                -                -            (131)
                                                 ----------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                      24,589        (102,717)          (1,298)               -         (79,426)
Cash and cash equivalents at beginning
  of year                                              123,722           4,198            4,710                -         132,630
                                                 ----------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   148,311     $   (98,519)     $     3,412      $         -     $    53,204
                                                 ==================================================================================

Year ended December 31, 1999
Net cash provided by (used in)
  operating activities                             $   229,381     $   (24,216)     $     8,747      $       147     $   214,059
                                                 ----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                   (23,656)        (12,652)            (650)               -         (36,958)
  Acquisitions, net of cash acquired                         -        (716,735)          (5,883)               -        (722,618)
                                                 ----------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                                 (23,656)       (729,387)          (6,533)               -        (759,576)
                                                 ----------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                       (1,015,000)              -                -                -      (1,015,000)
  Proceeds from long-term debt                       1,290,950               -                -                -       1,290,950
  Net proceeds from issuance of
     common stock                                      299,378               -                -                -         299,378
  Deferred financing fees                              (26,316)              -                -                -         (26,316)
  Other                                                  6,438               -                -                -           6,438
  Net transactions with parent                        (755,474)        754,976              645             (147)              -
                                                 ----------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                                (200,024)        754,976              645             (147)        555,450
                                                 ----------------------------------------------------------------------------------

Effect of foreign currency
  translation adjustment                                   108               -                -                -             108
                                                 ----------------------------------------------------------------------------------

Net increase in cash and
  cash equivalents                                       5,809           1,373            2,859                -          10,041
Cash and cash equivalents at beginning
  of year                                              117,913           2,825            1,851                -         122,589
                                                 ----------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   123,722     $     4,198      $     4,710      $         -     $   132,630
                                                 ==================================================================================

12.      Segment information

     We are organized on the basis of services offered and have determined we have two reportable segments: PBM services and non-PBM services (defined in Note 1 "organization and operations"). We manage the pharmacy benefit within an operating segment that encompasses a fully-integrated PBM service. The remaining three operating service lines (IVTx, SDS and Vision) have been aggregated into a non-PBM reporting segment.

     The following table presents information about the reportable segments for the years ended December 31:

(in thousands)                              PBM            Non-PBM         Total
------------------------------------------------------------------------------------------
2000
Total revenues                             $   6,698,820    $      88,044  $   6,786,864
Depreciation and amortization expense             77,830              785         78,615
Interest income                                    8,430                -          8,430
Interest expense                                  47,898                5         47,903
Income before income taxes                       (19,666)          15,198         (4,468)
Total assets                                   2,227,348           49,296      2,276,644
Capital expenditures                              78,065            2,153         80,218
------------------------------------------------------------------------------------------
1999
Total revenues                             $   4,222,294    $      65,810  $   4,288,104
Depreciation and amortization expense             71,156              711         71,867
Interest income                                    5,761                1          5,762
Interest expense                                  60,001                9         60,010
Income before income taxes                       259,182            6,284        265,466
Total assets                                   2,479,746            7,565      2,487,311
Capital expenditures                              35,895            1,063         36,958
------------------------------------------------------------------------------------------
1998
Total revenues                             $   2,765,111    $      59,761  $   2,824,872
Depreciation and amortization expense             25,466              983         26,449
Interest income                                    7,235                1          7,236
Interest expense                                  20,218               12         20,230
Income before income taxes                        70,107            6,133         76,240
Total assets                                   1,068,715           26,746      1,095,461
Capital expenditures                              23,432              421         23,853
------------------------------------------------------------------------------------------

13.      Quarterly financial data (unaudited)

--------------------------------------------------------------------------------

                                                                               Quarters
                                               -------------------------------------------------------------------------
(in thousands, except per share data)                First           Second(1)          Third(2)          Fourth(3)
------------------------------------------------------------------------------------------------------------------------
Fiscal 2000
Total revenues                                      $ 1,475,509        $ 1,653,367       $ 1,736,489       $ 1,921,499
Cost of revenues                                      1,343,063          1,515,964         1,603,650         1,784,515
Selling, general and administrative                      83,371             87,421            82,687            85,981
Operating income                                         49,075             49,982            50,152            51,003
Extraordinary loss on early retirement
    of debt                                                   -                  -              (898)             (207)
                                               -------------------------------------------------------------------------
Net income (loss)                                   $    21,432        $   (74,177)      $    23,875       $    19,744
                                               =========================================================================

Basic earnings per share:
    Before extraordinary loss                       $     0.56         $    (1.96)       $     0.64        $     0.52
    Extraordinary loss on early retirement
       of debt                                                -                  -            (0.02)            (0.01)
                                               -------------------------------------------------------------------------
    Net income (loss)                               $     0.56         $    (1.96)       $     0.62        $     0.51
                                               =========================================================================

Diluted earnings per share:(4)
    Before extraordinary loss                       $     0.55         $    (1.96)       $     0.63        $     0.51
    Extraordinary loss on early retirement
       of debt                                                -                  -            (0.02)            (0.01)
                                               -------------------------------------------------------------------------
    Net income (loss)                               $     0.55         $    (1.96)       $     0.61        $     0.50
                                               =========================================================================


(1) Includes a non-cash write-off of $155,500 ($97,032 net of tax) on our investment in PlanetRx. Excluding this amount, our basic and diluted earnings per share would have been $0.60 and $0.59, respectively.
(2) Includes an ordinary gain of $1,500 ($926 net of tax) on the restructuring of our interest rate swap agreements. Excluding this amount, our basic and diluted earnings per share before extraordinary items would have been $0.62 and $0.61, respectively.
(3) Includes a non-cash write-off of $9,707 ($6,057 net of tax) on our investment in PlanetRx. Excluding this amount, our basic and diluted earnings per share would have been $0.68 and $0.66, respectively.
(4) In accordance with FAS 128, basic weighted average shares were used to calculate second quarter 2000 diluted EPS as the net loss and the actual diluted weighted average shares (38,507 as of June 30, 2000) cause diluted EPS to be anti-dilutive.


------------------------------------------------------------------------------------------------------------------------
                                                                               Quarters
                                               -------------------------------------------------------------------------
(in thousands, except per share data)                First           Second(1)           Third            Fourth(2)
------------------------------------------------------------------------------------------------------------------------
Fiscal 1999
Total revenues                                      $   899,087        $   996,749       $ 1,083,496       $ 1,308,772
Cost of revenues                                        823,647            869,989           958,987         1,174,282
Selling, general and administrative                      46,440             81,897            78,761            87,096
Operating income                                         29,000             35,463            45,748            26,573
Extraordinary loss on early retirement
    of debt                                                   -             (6,597)             (553)                -
                                               -------------------------------------------------------------------------
Net income                                          $    13,543        $       421       $    16,995       $   119,259
                                               =========================================================================

Basic earnings per share:
    Before extraordinary loss                       $     0.41         $     0.20        $     0.46        $     3.10
    Extraordinary loss on early retirement
       of debt                                                -             (0.19)            (0.02)                 -
                                               -------------------------------------------------------------------------
    Net income                                      $     0.41         $     0.01        $     0.44        $     3.10
                                               =========================================================================

Diluted earnings per share:
    Before extraordinary loss                       $     0.40         $     0.20        $     0.45        $     3.03
    Extraordinary loss on early retirement
       of debt                                                -             (0.19)            (0.02)                 -
                                               -------------------------------------------------------------------------
    Net income                                      $     0.40         $     0.01        $     0.43        $     3.03
                                               =========================================================================

(1) Includes the acquisition of DPS effective April 1, 1999. Also includes a non-recurring operating charge of $9,400 ($5,773 net of tax). Excluding this amount, our basic and diluted earnings per share before extraordinary items would have been $0.38 and $0.37, respectively.
(2) Includes non-recurring operating charges and a one-time non-operating gain of $20,821 ($12,415 net of tax) and $182,903 ($112,037 net of tax),
    respectively. Excluding these amounts, our basic and diluted earnings per share before extraordinary items would have been $0.51 and $0.50, respectively.



Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement") under the heading "I. Election of Directors"; provided that the Compensation Committee Report on Executive Compensation, the Audit Committee Report and the performance graph contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report

    (1)  Financial Statements

              The  following   report  of   independent   accountants   and  our
         consolidated financial statements are contained in this Report on the page indicated

                                                                    Page No. In
                                                                     Form 10-K
                                                                 ---------------

         Report of Independent Accountants                              38

         Consolidated Balance Sheet as of
             December 31, 2000 and 1999                                 39

         Consolidated Statement of Operations
             for the years ended December 31, 2000,
             1999 and 1998                                              40

         Consolidated Statement of Changes in
             Stockholders' Equity for the years ended
             December 31, 2000, 1999 and 1998                           41

         Consolidated Statement of Cash Flows for
             the years ended December 31, 2000,
             1999 and 1998                                              42

         Notes to Consolidated Financial Statements                     43

    (2) The following financial statement schedule is contained in this Report on the page indicated.

                                                                    Page No. In
         Financial Statement Schedule:                               Form 10-K
                                                                  --------------

         VIII.  Valuation and Qualifying Accounts
                   and Reserves for the years ended
                   December 31, 2000, 1999 and 1998                     69

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

    (3)  List of Exhibits

         See Index to Exhibits on pages 70 - 75

(b)  Reports on Form 8-K


                           (i) On October 17, 2000, we filed a Current Report on Form 8-K, dated October 17, 2000 under Items 5 and 7, regarding a press release we issued concerning our third quarter 2000 financial performance.

                           (ii) On October 18, 2000, we filed a Current Report on Form 8-K, dated October 17, 2000 under Items 5 and 7, regarding an amendment to the employment agreement between the Company and Mr. Toan, our President and Chief Executive Officer.

                           (iii) On October 31, 2000, we filed a Current Report on Form 8-K, dated October 31, 2000 under Item 5, regarding our 1999 Drug Trend Report dated June 2000.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EXPRESS SCRIPTS, INC.


February 26, 2001                   By:  /s/ Barrett A. Toan
                                         Barrett A. Toan, President
                                         and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                             Date

/s/ Barrett A. Toan          President,                        February 26, 2001
Barrett A. Toan              Chief Executive
                             Officer and
                             Chairman of the Board
                             Of Directors

/s/ George Paz               Senior Vice President and         February 26, 2001
George Paz                   Chief Financial Officer

/s/ Joseph W. Plum           Vice President and                February 26, 2001
Joseph W. Plum               Chief Accounting Officer

/s/ Stuart L. Bascomb        Director                          February 26, 2001
Stuart L. Bascomb

/s/ Gary G. Benanav          Director                          February 26, 2001
Gary G. Benanav

/s/ Frank J. Borelli         Director                          February 27, 2001
Frank J. Borelli

/s/ Barbara B. Hill          Director                          February 23, 2001
Barbara B. Hill

                             Director
Richard A. Norling

/s/ Seymour Sternberg        Director                          February 28, 2001
Seymour Sternberg

/s/ Howard L. Waltman        Director                          February 27, 2001
Howard L. Waltman

/s/ Norman Zachary           Director                          February 26, 2001
Norman Zachary



                              EXPRESS SCRIPTS, INC.
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 2000, 1999 and 1998

        Col. A                Col. B                     Col. C                     Col. D             Col. E
----------------------     ------------     -------------------------------     --------------     -------------
                                                        Additions
                                            -------------------------------
                              Balance           Charges          Charges                               Balance
                                at             to Costs         to Other                               at End
                             Beginning            and              and                                   of
      Description            of Period         Expenses         Accounts         (Deductions)          Period
----------------------     ------------     -------------    --------------     --------------     -------------

Allowance for Doubtful
Accounts Receivable

Year Ended 12/31/98        $  4,801,563     $   4,583,008    $    9,570,069(1)  $    1,148,356     $  17,806,284
Year Ended 12/31/99        $ 17,806,284     $   4,989,041    $     (937,616)(2) $    4,576,997     $  17,280,712
Year Ended 12/31/00        $ 17,280,712     $  12,843,253    $   (1,370,986)(3) $    6,075,618     $  22,677,361


(1) Represents the opening balance sheet for our April 1, 1998 acquisition of ValueRx.
(2) Represents the opening balance sheet adjustment for ValueRx and the opening balance sheet for our April 1, 1999 acquisition of DPS.
(3)  Represents the opening balance sheet adjustment for DPS.


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

3.2(1)         Third Amended and Restated Bylaws, as amended.

4.1 Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

4.2 Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Registration Statement on Form S-4 filed August 4, 1999 (Registration Number 333-83133).

4.3 Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

4.4 Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.5 Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company's Amendment No. 1 to Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.6 Asset Acquisition Agreement dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company's amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

10.1           Lease Agreement dated March 3, 1992, between Riverport, Inc.
               and Douglas Development Company--Irvine Partnership in commendam and the Company, incorporated by reference to Exhibit No. 10.21 to the Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

10.2 First Amendment to Lease dated as of December 29, 1992, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.3 Second Amendment to Lease dated as of May 28, 1993, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993.

10.4 Third Amendment to Lease entered into as of October 15, 1993, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.69 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.5 Fourth Amendment to Lease dated as of March 24, 1994, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1993.

10.6           Fifth  Amendment  to Lease made and  entered  into June 30,
               1994, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.7 Sixth Amendment to Lease made and entered into January 31, 1995, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.8 Seventh Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.9 Eighth Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.10 Ninth Amendment to Lease dated as of February 19, 1999, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.29 to the Company's Annual Report on Form 10-K/A for the year ending 1998.

10.11(3) Express Scripts, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

10.12(3) Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.24 to the
               Registration   Statement   on  Form  S-1   filed   June  9,  1992
               (Registration Number 33-46974).

10.13(3) Express Scripts, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.14(3)       Amended and Restated Express  Scripts,  Inc. 1992 Employee
               Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.15(3) First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit D to the Company's Proxy Statement dated April 22, 1999.

10.16(3) Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit F to the Company's Proxy Statement dated April 22, 1999.

10.17(3)       Amended and Restated  Express  Scripts,  Inc. Stock Option
               Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.18(3)       First  Amendment  to Express  Scripts,  Inc.  Amended and
               Restated   1992  Stock   Option   Plan  for   Outside   Directors
               incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 9, 1996.

10.19(3)       Second  Amendment to Express  Scripts,  Inc.  Amended and
               Restated   1992  Stock   Option   Plan  for   Outside   Directors
               incorporated by reference to Exhibit G to the Company's Proxy Statement dated April 22, 1999.

10.20(3)       Amended and Restated  Express  Scripts,  Inc.  1994 Stock
               Option Plan incorporated by reference to Exhibit No. 10.80 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.21(3) First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 16, 1997.

10.22(3) Second Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1998.

10.23(3) Third Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit C to the Company's Proxy Statement dated April 22, 1999.

10.24(3) Fourth Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit E to the Company's Proxy Statement dated April 22, 1999.

10.25(3) Express Scripts, Inc. 2000 Long Term Incentive Plan, incorporated by reference to Exhibit No. 4.3 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 9, 2000 (Registration Number 333-43336).

10.26(3)       Express  Scripts,   Inc.  Employee  Stock  Purchase  Plan
               incorporated  by  reference  to Exhibit No. 4.1 to the  Company's
               Registration Statement on Form S-8 filed December 29, 1998 (Registration Number 333-69855).

10.27(3)       Express  Scripts,  Inc.  Executive  Deferred  Compensation
               Plan, as amended, incorporated by reference to Exhibit No 10.1 to the Company's Quarterly Report on From 10-Q for the quarter ending June 30, 2000.

10.28(3)       Employment  Agreement  effective  as of  April  1,  1999,
               between  Barrett  A.  Toan  and  the  Company,   incorporated  by
               reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

10.29(3) Amendment to the Employment Agreement between the Company and Barrett A. Toan, incorporated by reference to Exhibit No.
               10.1 to the Company's Current Report on Form 8-K dated October 17, 2000 and filed October 18, 2000.

10.30(3) Form of Severance Agreement dated as of January 27, 1998, between the Company and each of the following individuals: Stuart
               L. Bascomb, Thomas M. Boudreau, Linda L. Logsdon, David A. Lowenberg, George Paz, Terrence D. Arndt (agreement dated as of May 26, 1999), Mabel Chen (agreement dated as of Novemebr 23,
               1999), Mark O. Johnson (agreement dated as of May 26, 1999) and Edward J. Tenholder (dated December 4, 2000) incorporated by reference to Exhibit No. 10.70 to the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

10.31 Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as co-Documentation Agent, incorporated by reference to Exhibit No.
               10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.32          Amendment  No.1 to Credit  Agreement  dated as of April 1,
               1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No.
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.33          Amendment No. 2 to Credit  Agreement  dated as of April 1,
               1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.34          Amendment No. 3 and Waiver to Credit  Agreement dated as of
               April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.35 Subsidiary Guaranty dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties: Managed Prescription Network, Inc., Value Health, Inc., IVTx, Inc., Express Scripts Vision Corp., ESI/VRx Sales Development Co., HealthCare Services, Inc., MHI, Inc., ValueRx, Inc., ValueRx Pharmacy Program, Inc., Diversified Pharmaceutical Services, Inc., ESI OnLine, Inc., incorporated by reference to Exhibit No.
               10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.36 Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, incorporated by reference to Exhibit No. 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.37 Subsidiary Pledge Agreement dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties:
               ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc., incorporated by reference to Exhibit No. 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.38          International  Swap  Dealers   Association,   Inc.  Master
               Agreement dated as of April 3, 1998, between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit No. 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.39 Swap Transaction Confirmation Agreement between the Company and Bankers Trust Company dated June 17, 1999, incorporated by reference to Exhibit No. 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.40(4) Agreement dated June 19, 2000 by and among the Company and PlanetRx.com, Inc., incorporated by reference to Exhibit No. 7 to
               Schedule 13D dated June 19, 2000 (filed June 29, 2000), filed by the Company with respect to PlanetRx.com, Inc.

10.41 Amended and Restated Investor's Rights Agreement dated as of June 3, 1999, incorporated by reference to the Exhibit No. 4.2 to PlanetRx's Registration Statement on Form S-1, as amended (Registration Number 333-82485).

10.42          Amendment  of  Amended  and  Restated   Investor's  Rights
               Agreement   dated  as  of  October   13,   1999  by  and  between
               PlanetRx.com, Inc. and YourPharmacy.com, Inc. (incorporated by reference to Exhibit 4 to Schedule 13D dated October 21, 1999 filed October 22, 1999) filed by Express Scripts, Inc. with respect to PlanetRx.com, Inc. (File No. 000-27437).

12.1(1)        Computation of Ratios of Earnings to Fixed Charges.

21.1(1)        List of Subsidiaries.

23.1(1)        Consent of PricewaterhouseCoopers LLP.

[FN]

1    Filed herein.
2 The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
3    Management contract or compensatory plan or arrangement.
4    Confidential treatment was granted for certain portions of this exhibit.