Form 10-Q
period 2001-03-31
EXPRESS SCRIPTS INC
filed 2001-05-11
CIK 885721

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______.



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


Common stock outstanding as of April 30, 2001:     39,144,518  Shares Class A




-------------------------------------------------------------------------------

                              EXPRESS SCRIPTS, INC.

                                      INDEX

                                                                                      Page Number
                                                                                      -----------
Part I     Financial Information                                                          3

           Item 1.  Financial Statements (unaudited)

                    a) Consolidated Balance Sheet                                         3

                    b) Consolidated Statement of Operations                               4

                    c) Consolidated Statement of Changes
                       in Stockholders' Equity                                            5

                    d) Consolidated Statement of Cash Flows                               6

                    e) Notes to Consolidated Financial Statements                         7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                  13

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risks                                                         18

Part II    Other Information

           Item 1.  Legal Proceedings                                                    19

           Item 2.  Changes in Securities and Use of Proceeds - (Not Applicable)

           Item 3.  Defaults Upon Senior Securities - (Not Applicable)

           Item 4.  Submission of Matters to a Vote of Security Holders -
                    (Not Applicable)

           Item 5.  Other Information - (Not Applicable)

           Item 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                               21

Index to Exhibits                                                                        22

-------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                              EXPRESS SCRIPTS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                                      MARCH 31,          DECEMBER 31,
(in thousands, except share data)                                                       2001                 2000
                                                                                   ----------------     ----------------
Assets
Current assets:
   Cash and cash equivalents                                                         $    85,100          $    53,204
   Receivables, net                                                                      791,848              802,790
   Inventories                                                                            85,478              110,053
   Other current assets                                                                   31,625               32,122
                                                                                   ----------------     ----------------
        Total current assets                                                             994,051              998,169
Property and equipment, net                                                              147,787              147,709
Goodwill, net                                                                            967,981              967,017
Other intangible assets, net                                                             160,134              157,094
Other assets                                                                               9,754                6,655
                                                                                   ----------------     ----------------
        Total assets                                                                 $ 2,279,707          $ 2,276,644
                                                                                   ================     ================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                        $   846,637          $   878,622
   Other current liabilities                                                             220,896              237,322
                                                                                   ----------------     ----------------
        Total current liabilities                                                      1,067,533            1,115,944
Long-term debt                                                                           396,360              396,441
Other liabilities                                                                         62,573               59,015
                                                                                   ----------------     ----------------
        Total liabilities                                                              1,526,466            1,571,400
                                                                                   ----------------     ----------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no
      shares issued and outstanding                                                            -                    -
   Class A Common Stock, $0.01 par value, 150,000,000 shares authorized,
      39,137,000 and 39,044,000 shares issued and outstanding, respectively                  391                  390
   Class B Common Stock, $0.01 par value, 31,000,000 shares authorized,
      no shares issued and outstanding                                                         -                    -
   Additional paid-in capital                                                            453,084              441,387
   Unearned compensation under employee compensation plans                               (12,978)             (13,676)
   Accumulated other comprehensive income                                                 (2,749)                 (97)
   Retained earnings                                                                     315,493              287,414
                                                                                   ----------------     ----------------
                                                                                         753,241              715,418
   Class A Common Stock in treasury at cost, no shares and 270,000
      shares, respectively                                                                     -              (10,174)
                                                                                   ----------------     ----------------
        Total stockholders' equity                                                       753,241              705,244
                                                                                   ----------------     ----------------
        Total liabilities and stockholders' equity                                   $ 2,279,707          $ 2,276,644
                                                                                   ================     ================

See accompanying Notes to Consolidated Financial Statements

                              EXPRESS SCRIPTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   -------------------------------------
(in thousands, except per share data)                                                   2001                 2000
                                                                                   ----------------     ----------------
Revenues:
   Revenues                                                                          $ 2,056,410          $ 1,472,540
   Other revenues                                                                              -                2,969
                                                                                   ----------------     ----------------
                                                                                       2,056,410            1,475,509
Cost and expenses:
   Cost of revenues                                                                    1,911,287            1,343,063
   Selling, general and administrative                                                    90,022               83,371
                                                                                   ----------------     ----------------
                                                                                       2,001,309            1,426,434
                                                                                   ----------------     ----------------
Operating income                                                                          55,101               49,075
                                                                                   ----------------     ----------------
Interest income (expense):
   Interest income                                                                         1,410                1,381
   Interest expense                                                                       (9,144)             (14,201)
                                                                                   ----------------     ----------------
                                                                                          (7,734)             (12,820)
                                                                                   ----------------     ----------------
Income before income taxes                                                                47,367               36,255
Provision for income taxes                                                                19,288               14,823
                                                                                   ----------------     ----------------
Net income                                                                           $    28,079          $    21,432
                                                                                   ================     ================

Basic earnings per share                                                             $      0.72          $      0.56
                                                                                   ================     ================
Weighted average number of common shares
   outstanding during the period - Basic EPS                                              38,770               38,540
                                                                                   ================     ================

Diluted earnings per share                                                           $      0.71          $      0.55
                                                                                   ================     ================
Weighted average number of common shares
   outstanding during the period - Diluted EPS                                            39,817               39,206
                                                                                   ================     ================

See accompanying Notes to Consolidated Financial Statements

                              EXPRESS SCRIPTS, INC.
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                       Number
                                         of
                                       Shares                                 Amount
                                      ---------    -----------------------------------------------------------------
                                                                             Unearned
                                                                           Compensation     Accumulated
                                       Class A       Class A  Additional  Under Employee       Other
                                        Common       Common     Paid-in    Compensation    Comprehensive    Retained
(in thousands)                          Stock         Stock     Capital        Plans           Income       Earnings
------------------------------------- ---------    ---------- ----------- --------------- --------------- ------------
Balance at December 31, 2000            39,044      $  390     $441,387      $ (13,676)      $   (97)      $ 287,414
                                      ---------    ---------- ----------- --------------- --------------- ------------
  Comprehensive income:
    Net income                               -           -            -              -             -          28,079
    Other comprehensive income,
     Foreign currency
      translation adjustment                 -           -            -              -          (620)              -
     Cumulative effect of change in
      accounting for derivative
       financial instruments, net of
       taxes                                 -           -            -              -          (612)              -
     Realized and unrealized losses
      on derivative financial
       instruments, net of taxes             -           -            -              -        (1,420)              -
                                      ---------    ---------- ----------- --------------- --------------- ------------
  Comprehensive income                       -           -            -              -        (2,652)         28,079
  Common stock issued under
    employee plans                           3           -        2,464         (1,790)            -               -
  Amortization of unearned
    compensation under
     employee plans                          -           -            -          2,488             -               -
  Exercise of stock options                 90           1         (289)             -             -               -
  Tax benefit relating to
    employee stock options                   -           -        9,522              -             -               -
                                      ---------    ---------- ----------- --------------- --------------- ------------
Balance at March 31, 2001               39,137      $  391     $453,084      $ (12,978)      $(2,749)      $ 315,493
                                      =========    ========== =========== =============== =============== ============



                                              Amount
                                     ----------------------




                                      Treasury
(in thousands)                          Stock      Total
----------------------------------   ---------- ------------
Balance at December 31, 2000          $ (10,174) $ 705,244
                                     ---------- ------------
  Comprehensive income:
    Net income                                -     28,079
    Other comprehensive income,
     Foreign currency
      translation adjustment                  -       (620)
     Cumulative effect of change in
      accounting for derivative
       financial instruments, net of
       taxes                                  -       (612)
     Realized and unrealized losses
      on derivative financial
       instruments, net of taxes              -     (1,420)
                                     ---------- ------------
  Comprehensive income                        -     25,427
  Common stock issued under
    employee plans                            -        674
  Amortization of unearned
    compensation under
     employee plans                           -      2,488
  Exercise of stock options              10,174      9,886
  Tax benefit relating to
    employee stock options                    -      9,522
                                     ---------- ------------
Balance at March 31, 2001             $       -  $ 753,241
                                     ========== ============

See accompanying Notes to Consolidated Financial Statements

                              EXPRESS SCRIPTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   -------------------------------------
(in thousands)                                                                          2001                 2000
-----------------------------------------------------------                        ----------------     ----------------
Cash flows from operating activities:
   Net Income                                                                        $    28,079          $    21,432
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                                     19,001               21,567
        Non-cash adjustments to net income                                                22,961               14,830
        Net changes in operating assets and liabilities                                  (19,978)               2,847
                                                                                   ----------------     ----------------
Net cash provided by operating activities                                                 50,063               60,676
                                                                                   ----------------     ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (10,442)             (11,723)
   Acquisition of CAPSS and investment in RxHub                                          (17,733)                   -
   Other                                                                                      68                    -
                                                                                   ----------------     ----------------
Net cash (used in) investing activities                                                  (28,107)             (11,723)
                                                                                   ----------------     ----------------

Cash flows from financing activities:
   Repayment of long-term debt                                                                 -              (30,000)
   Repurchase of Class A Common Stock                                                          -              (20,910)
   Proceeds from employee stock plans                                                     10,560                  888
                                                                                   ----------------     ----------------
Net cash provided by (used in) financing activities                                       10,560              (50,022)
                                                                                   ----------------     ----------------

Effect of foreign currency translation adjustment                                           (620)                 (14)
                                                                                   ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                      31,896               (1,083)
Cash and cash equivalents at beginning of period                                          53,204              132,630
                                                                                   ----------------     ----------------
Cash and cash equivalents at end of period                                           $    85,100          $   131,547
                                                                                   ================     ================

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

         Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in our opinion, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to consolidated financial statements included in our Annual Report on Form 10-K for the Year Ended December 31, 2000 as filed with the Securities and Exchange Commission on February 28, 2001.

         In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2001, the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2001, and 2000, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2001, and the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2001, and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Note 2 - Receivables
--------------------

         As of March 31, 2001 and December 31, 2000, unbilled receivables were $396,811,000 and $394,205,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client. As of March 31, 2001 and December 31, 2000, we have allowances for doubtful accounts of $24,684,000 and $22,677,000, respectfully.

Note 3 - Earnings Per Share
---------------------------

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all periods are outstanding stock options and stock warrants (986,000 and 667,000 in 2001 and 2000, respectively), any unvested shares and shares issuable pursuant to employee elected deferral under the executive deferred compensation plan (6,000 in 2001) and restricted stock we have issued (55,000 in 2001), all calculated under the "treasury stock" method in accordance with Financial Accounting Standards Board Statement ("FAS") 128, "Earnings Per Share".

Note 4 - Changes in Business
----------------------------

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, pharmacy benefit management ("PBM") companies and health plans. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our investment to date in RxHub has not had a material effect on our financial statements as of March 31, 2001.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"), a leading Quebec-based PBM, for approximately CAN$25.9 million (approximately US$16.9 million). The transaction, which has been accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in the consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,351,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. Pro forma information, as if CAPSS had been acquired as of the beginning of the year, is not being presented as the inclusion of CAPSS financial data would not have a material impact to our consolidated financial statements.

Note 5 - Derivative Financial Instruments
-----------------------------------------

         Effective January 1, 2001, we adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during the first quarter of 2001 by $612,000, net of taxes, in the accompanying Unaudited Consolidated Statement of Changes in Stockholders' Equity due to a cumulative effect of change in accounting principle.

         We use interest rate swap agreements from separate financial institutions to manage our interest rate risk on future interest payments. We have entered into two interest rate swaps that have fixed the interest rate as of March 31, 2001 for $100 million of our variable rate debt under our credit facility. Under our first interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of $49 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 5.88% per annum. On April 4, 2001, the notional principal amount reduced to approximately $47 million and will remain at such amount until the swap matures in October 2001.

         Under our second interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of $51 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. On April 17, 2001, the notional principal amount increased to approximately $53 million and will increase to approximately $98 million in October 2001 and $100 million in April 2002. Beginning in April 2003, the notional principal amount will reduce to $60 million and in April 2004 the notional principal amount will reduce to $20 million until maturing in April 2005.

         Our present interest rate swap agreements are cash flow hedges as they agree to pay fixed-rates of interest, which are hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements is reported on the balance sheet in other liabilities ($3,291,000 pre-tax at March 31, 2001) and the related gains or losses on these agreements are deferred in shareholders' equity as a component of other comprehensive income (a $1,420,000, net of taxes, reduction at March 31, 2001). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the three months ended March 31, 2001, the gains and losses on the ineffective portion of our swap agreements was not material to the consolidated financial statements.

Note 6 - Restructuring
----------------------

         During the second quarter of 1999, we recorded a pre-tax restructuring charge of $9,400,000 associated with the consolidation of our Plymouth, Minnesota facility into our Bloomington, Minnesota facility. In December 1999 and September 2000, the associated accrual was reduced by $2,301,000 and $44,000, primarily as a result of subleasing a portion of the unoccupied space. The consolidation plan includes the relocation of all employees at the Plymouth facility to the Bloomington facility that began in August 1999, and was completed in April 2001. Included in the restructuring charge are anticipated cash expenditures of approximately $4,779,000 for lease termination fees and rent on unoccupied space and anticipated non-cash charges of approximately $2,276,000 for the write-down of leasehold improvements and furniture and fixtures. The restructuring charge does not include any costs associated with the physical relocation of the employees.


                                        BALANCE AT                                  BALANCE AT
                                       DECEMBER 31,        2001         2001         MARCH 31,
(in thousands)                             2000         ADDITIONS       USAGE          2001
------------------------------------- ---------------- ------------- ------------ ----------------
Non-cash
Write-down of long-lived assets          $       28     $        -    $        -     $       28
Cash
Termination fees and rent                       127              -            95             32
                                      ---------------- ------------- ------------ ----------------
                                         $      155     $        -    $       95     $       60
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

Note 7 - Condensed Consolidating Financial Statements
-----------------------------------------------------

         Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Practice Patterns Science, Inc., Great Plains Reinsurance Company, ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto
Rico), Inc. Separate financial statements of the Guarantors are not presented as we have determined them not to be material to investors. Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups.


CONDENSED CONSOLIDATING BALANCE SHEET
-------------------------------------

                                                    EXPRESS                             NON-
(in thousands)                                   SCRIPTS, INC.     GUARANTORS        GUARANTORS     ELIMINATIONS    CONSOLIDATED
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
AS OF MARCH 31, 2001
Current assets                                     $   779,305     $   206,023      $     8,723      $         -     $   994,051
Property and equipment, net                            120,162          25,902            1,723                -         147,787
Investments in subsidiaries                            871,719          14,267            4,890         (890,876)              -
Intercompany                                          (189,101)        201,685          (12,584)               -               -
Goodwill, net                                          248,718         704,770           14,493                -         967,981
Other intangible assets, net                            53,910         100,040            6,184                -         160,134
Other assets                                            80,790         (70,850)            (186)               -           9,754
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total assets                                   $ 1,965,503     $ 1,181,837      $    23,243      $  (890,876)    $ 2,279,707
                                                 =============== ================ ================ =============== ================

Current liabilities                                $   577,944     $   471,360      $    18,229      $         -     $ 1,067,533
Long-term debt                                         396,360               -                -                -         396,360
Other liabilities                                      121,309         (56,854)          (1,882)               -          62,573
Stockholders' equity                                   869,890         767,331            6,896         (890,876)        753,241
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total liabilities and stockholders' equity     $ 1,965,503     $ 1,181,837      $    23,243      $  (890,876)    $ 2,279,707
                                                 =============== ================ ================ =============== ================

CONDENSED CONSOLIDATING BALANCE SHEET
-------------------------------------

                                                    EXPRESS                             NON-
(in thousands)                                   SCRIPTS, INC.     GUARANTORS        GUARANTORS     ELIMINATIONS    CONSOLIDATED
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
AS OF DECEMBER 31, 2000
Current assets                                     $   755,995     $   236,311      $     5,863      $         -     $   998,169
Property and equipment, net                            120,754          24,724            2,231                -         147,709
Investments in subsidiaries                            866,561               -            2,261         (868,822)              -
Intercompany                                          (219,809)        226,975           (7,166)               -               -
Goodwill, net                                          251,139         711,062            4,816                -         967,017
Other intangible assets, net                            55,175         101,640              279                -         157,094
Other assets                                            77,505         (73,162)           2,312                -           6,655
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total assets                                   $ 1,907,321     $ 1,227,550      $    10,596      $  (868,822)    $ 2,276,644
                                                 =============== ================ ================ =============== ================

Current liabilities                                $   630,888     $   478,583      $     6,473      $         -     $ 1,115,944
Long-term debt                                         396,441               -                -                -         396,441
Other liabilities                                      125,264         (64,514)          (1,735)               -          59,015
Stockholders' equity                                   754,727         813,481            5,858         (868,822)        705,244
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total liabilities and stockholders' equity     $ 1,907,321     $ 1,227,550      $    10,596      $  (868,822)    $ 2,276,644
                                                 =============== ================ ================ =============== ================


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
-----------------------------------------------

                                                    EXPRESS                             NON-
(in thousands)                                   SCRIPTS, INC.     GUARANTORS        GUARANTORS     ELIMINATIONS    CONSOLIDATED
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
THREE MONTHS ENDED MARCH 31, 2001
Total revenues                                     $ 1,288,099     $   763,374      $     4,937      $         -     $ 2,056,410
Operating expenses                                   1,248,390         749,088            3,831                -       2,001,309
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Operating income                                    39,709          14,286            1,106                -          55,101
Interest (expense) income, net                          (7,771)             (1)              38                -          (7,734)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income before tax effect                            31,938          14,285            1,144                -          47,367
Income tax provision                                    13,396           5,452              440                -          19,288
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Net income                                     $    18,542     $     8,833      $       704      $         -     $    28,079
                                                 =============== ================ ================ =============== ================

THREE MONTHS ENDED MARCH 31, 2000
Total revenues                                     $   906,852     $   566,192      $     2,465      $         -     $ 1,475,509
Operating expenses                                     869,112         554,309            3,013                -       1,426,434
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Operating income (loss)                             37,740          11,883             (548)               -          49,075
Interest expense, net                                  (12,816)             (2)              (2)               -         (12,820)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income (loss) before tax effect                     24,924          11,881             (550)               -          36,255
Income tax provision (benefit)                          10,689           4,319             (185)               -          14,823
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Net income (loss)                              $    14,235     $     7,562      $      (365)     $         -     $    21,432
                                                 =============== ================ ================ =============== ================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
-----------------------------------------------

                                                    EXPRESS                             NON-
(in thousands)                                   SCRIPTS, INC.     GUARANTORS        GUARANTORS     ELIMINATIONS    CONSOLIDATED
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
THREE MONTHS ENDED MARCH 31, 2001
Net cash (used in) provided by
  operating activities                             $   (20,017)    $    55,893      $    14,187      $         -     $    50,063
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from investing activities:
  Purchase of property and equipment                    (8,252)         (2,282)              92                -         (10,442)
  Acquisitions and joint venture                        (1,425)              -          (16,308)               -         (17,733)
  Other                                                     68               -                -                -              68
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash used in investing activities                   (9,609)         (2,282)         (16,216)               -         (28,107)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from financing activities:
  Employee stock plans                                  10,560               -                -                -          10,560
  Net transactions with parent                          40,220         (43,961)           3,741                -               -
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash provided by (used in)
  financing activities                                  50,780         (43,961)           3,741                -          10,560
                                                 --------------- ---------------- ---------------- --------------- ----------------

Effect of foreign currency
  translation adjustment                                     -               -             (620)               -            (620)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Net increase in cash and cash equivalents               21,154           9,650            1,092                -          31,896
Cash and cash equivalents at beginning
  of the period                                        148,311         (98,519)           3,412                -          53,204
                                                 --------------- ---------------- ---------------- --------------- ----------------
Cash and cash equivalents at end of the period     $   169,465     $   (88,869)     $     4,504      $         -     $    85,100
                                                 =============== ================ ================ =============== ================

THREE MONTHS ENDED MARCH 31, 2000
Net cash (used in) provided by
  operating activities                             $  (311,659)    $   375,873      $    (3,391)     $      (147)    $    60,676
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from investing activities:
  Purchase of property and equipment                   (53,776)         41,792              261                -         (11,723)
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash (used in) provided by
  investing activities                                 (53,776)         41,792              261                -         (11,723)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from financing activities:
  Repayment of long-term debt                          (30,000)              -                -                -         (30,000)
  Treasury stock acquired                              (20,910)              -                -                -         (20,910)
  Employee stock plans                                     888               -                -                -             888
  Net transactions with parent                         515,933        (516,513)             433              147               -
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash provided by (used in)
  financing activities                                 465,911        (516,513)             433              147         (50,022)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Effect of foreign currency
  translation adjustment                                     -               -              (14)               -             (14)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Net increase (decrease) in cash and
  cash equivalents                                     100,476         (98,848)          (2,711)               -          (1,083)
Cash and cash equivalents at beginning
  of the period                                        123,722           4,198            4,710                -         132,630
                                                 --------------- ---------------- ---------------- --------------- ----------------
Cash and cash equivalents at end of the period     $   224,198     $   (94,650)     $     1,999      $         -     $   131,547
                                                 =============== ================ ================ =============== ================

Note 8 - Segment Reporting
--------------------------

         We are organized on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. We manage the pharmacy benefit within an operating segment that encompasses a fully-integrated PBM service. The remaining two operating service lines (Express Scripts Infusion Services and Express Scripts Specialty Distribution Services) have been aggregated into a non-PBM reporting segment.

         The following table presents information about the reportable segments for the three months ended March 31:


(IN THOUSANDS)                                                PBM                   NON-PBM                  TOTAL
--------------------------------------                    --------------       -----------------        ----------------
2001
Total revenues                                             $   2,033,998           $      22,412           $   2,056,410
Income before income taxes                                        44,428                   2,939                  47,367
                                                           -------------       -----------------        ----------------
2000
Total revenues                                             $   1,454,241           $      21,268           $   1,475,509
Income before income taxes                                        31,064                   5,191                  36,255


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

         In this Item 2, "we," "us," "our" and the "Company" refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission ("SEC") and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to:

     o risks associated with our ability to maintain internal growth rates, or to control operating or capital costs
     o continued pressure on margins resulting from client demands for enhanced service offerings and higher service levels
     o competition, including price competition, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers
     o adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, such as privacy regulations under the Health Insurance Portability and Accountability Act (HIPAA)), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations
     o the possible termination of, or unfavorable modification to, contracts with key clients or providers
     o the possible loss of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers
     o    adverse results in litigation
     o    risks associated with our leverage and debt service obligations
     o risks associated with our ability to continue to develop new products, services and delivery channels
     o developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
     o risks associated with our financial commitment relating to the RxHub venture
     o    other risks described from time to time in our filings with the SEC

         We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         We derive our revenues primarily from the sale of pharmacy benefit management ("PBM") services in the United States and Canada. Our PBM revenues generally include administrative fees, dispensing fees and ingredient costs of pharmaceuticals dispensed from retail pharmacies included in one of our networks or from one of our mail pharmacies, and the associated costs are recorded in cost of revenues (the "Gross Basis"). Where we only administer the contracts between our clients and the clients' network pharmacies, we record as revenues only the administrative fee we receive from our activities (the "Net Basis"). We also derive PBM revenues from formulary management, targeted clinical programs, workers' compensation programs and informed-decision counseling.

         Non-PBM revenues are derived from administrative fees received from drug manufacturers for the dispensing or distribution of pharmaceuticals requiring special handling or packaging through our Express Scripts Specialty Distribution Services subsidiary ("SDS"). Non-PBM revenues are also generated from the sale of pharmaceuticals for and the provision of infusion therapy services through our Express Scripts Infusion Services subsidiary ("Infusion Services").

         As of April 1, 2001, our membership was approximately 45.5 million members compared to approximately 38.5 million members as of April 1, 2000, representing an 18.2% increase. The membership count excludes 9.5 million members at April 1, 2000 served under the United HealthCare ("UHC") contract, which terminated effective May 31, 2000. We developed a migration plan to transition the UHC members to their new provider throughout 2000. The increase in membership from April 1, 2000 is due in part to the addition of new clients and the acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"). Additionally, we continue to develop new products and services for sale to existing clients and pharmaceutical manufacturers and expand the services provided to existing clients. During the first quarter of 2001, approximately 1.5 million members began utilizing expanded services that provide for more advanced formulary management and the addition of mail and network services where only one or two of these services were previously utilized. In computing the number of members we serve we make certain estimates and adjustments. We believe different PBMs use different factors in making these estimates and adjustments. We also believe, however, that these numbers are a reasonable approximation of the actual number of members served by us.

RESULTS OF OPERATIONS

REVENUES

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------------
                                                                                     Increase/
(in thousands)                                                          2001         Decrease       2000
-------------------------                                          ---------------  ----------  -------------
Gross Basis revenues                                                $    2,016,188       46.4%  $   1,377,468
Net Basis revenues                                                          17,810      -75.9%         73,804
Other revenues                                                                   -          nm          2,969
                                                                   ---------------  ----------  -------------
  Total PBM revenues                                                $    2,033,998       39.9%  $   1,454,241
  Non-PBM revenues                                                          22,412        5.4%         21,268
                                                                   ---------------  ----------  -------------
    Total revenues                                                  $    2,056,410       39.4%  $   1,475,509
                                                                   ===============  ==========  =============

nm  = not meaningful

         Our growth in PBM Gross Basis revenues during the first quarter of 2001 over 2000 is primarily due to the conversion of historical Express Scripts and Diversified Pharmaceutical Services, Inc. ("DPS") clients to our own retail pharmacy networks, higher drug ingredient costs resulting from price increases for existing drugs and new drugs introduced into the marketplace, increased member utilization and increased membership. Our decline in PBM Net Basis revenues during the first quarter of 2001 over 2000 is the result of the conversion of clients to our retail pharmacy networks, discussed previously, and the termination of the UHC contact during 2000.

         Revenues for network pharmacy claims increased $421,589,000, or 40.2%, during the first quarter of 2001 over 2000. Network pharmacy claims processed increased 22.9% to 72,345,000 during the first quarter of 2001 over 2000, excluding the 21,150,000 claims processed for UHC during the first quarter of 2000. The average revenue per network pharmacy claim increased 55.0% to $20.32 over the first quarter of 2000 due to the increased rate of historical Express Scripts and DPS clients moving from retail pharmacy networks contracted by the clients to networks contracted by us. The increase is also due to the termination of the UHC contract. The UHC contract was recorded on the Net Basis, where only the administrative fee was recorded in revenues, thus reducing the average revenue per network pharmacy claim for the first quarter of 2000. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis, therefore this shift to our retail pharmacy networks results in increased Gross Basis revenues.

         Revenues for mail pharmacy services during the first quarter of 2001 increased $160,778,000, or 40.9%, over first quarter of 2000 as a result of the growth in mail pharmacy claims processed of 981,000 claims, or 27.9%, during the same period. These increases are primarily due to increased utilization by existing members as well as the addition of new members having high mail utilization. For the first quarter of 2001, the average revenue per mail pharmacy claim increased 10.2% over the first quarter of 2000 primarily due to higher drug ingredient costs as stated above.

         The increase in revenue for non-PBM services in the first quarter of 2001 is primarily due to strong performance by our SDS division, which is offset by decreases in our Infusion Services subsidiary. The decrease in revenues for Infusion Services is due to our effort to reduce unprofitable business. We plan to continue selecting only those clients that will provide profitable business for us in the future.

COSTS AND EXPENSES

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------------------
                                                                                      INCREASE/
(in thousands)                                                            2001        DECREASE        2000
----------------------------------------                            --------------  ----------  --------------
   PBM                                                              $    1,896,768       42.7%  $   1,328,864
     Percentage of total PBM revenues                                        93.3%                      91.4%
   Non-PBM                                                                  14,519        2.3%         14,199
     Percentage of non-PBM revenues                                          64.8%                      66.8%
                                                                    --------------  ----------  --------------
   Total cost of revenues                                                1,911,287       42.3%      1,343,063
     Percentage of total revenues                                            92.9%                      91.0%

   Selling, general and administrative                                      74,165       15.2%         64,381
     Percentage of total revenues                                             3.6%                       4.4%

   Depreciation and amortization(1)                                         15,857      -16.5%         18,990
     Percentage of total revenues                                             0.8%                       1.3%
                                                                    --------------  ----------  --------------
   Total costs and expenses                                         $    2,001,309       40.3%  $   1,426,434
                                                                    ==============  ==========  ==============
     Percentage of total revenues                                            97.3%                      96.7%

(1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $3,144 and $2,577 for the three months ended March 31, 2000 and 1999, respectively.

         Our cost of revenues for PBM services as a percentage of total PBM revenues increased in the first quarter of 2001 from 2000 primarily as a result of a larger percentage of our clients being recorded on the Gross Basis in the first quarter of 2001 versus those in 2000.

         Cost of revenues for non-PBM services decreased as a percentage of non-PBM revenues for the first quarter of 2001 from 2000 primarily due to SDS, where we record as revenue only our administrative fee for distributing pharmaceutical manufacturers' products held on consignment, representing a larger percentage of the non-PBM segment.

         Selling, general and administrative expenses, excluding depreciation and amortization, increased $9,784,000 or 15.2%, in the first quarter of 2001 over 2000. However, as a percentage of total revenue, selling, general and administrative expenses have decreased to 3.6%. The increase in 2001 is primarily due to expenditures required to expand the operational and administrative support functions in order to enhance management of the pharmacy benefit.

         Depreciation and amortization substantially decreased for the first quarter of 2001 from 2000 primarily as a result of the 2000 balance including amortization on the UHC customer contract intangible asset, which fully amortized during 2000.

INTEREST INCOME (EXPENSE), NET

         The $5,086,000, or 39.7%, decrease for the quarter ended March 31, 2001 over the 2000 net interest expense is due to the reduction in debt of $210,115,000 since April 1, 2000.

PROVISION FOR INCOME TAXES

         Our effective tax rate for operations decreased slightly to 40.7% for the first quarter of 2001 from 40.9% for the first quarter of 2000.

NET INCOME AND EARNINGS PER SHARE

         Our net income increased $6,647,000, or 31.0%, for the first quarter of 2001 over 2000. Basic and diluted earnings per share for the first quarter of 2001 increased 28.6% and 29.1%, respectively, over the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2001, net cash provided by operations decreased $10,613,000 to $50,063,000 from $60,676,000 in 2000. This decrease is primarily due to the effect of paying certain liabilities associated with the termination of the UHC contract.

         Days sales outstanding ("DSO") decreased to 30.8 days at March 31, 2001 from 31.5 days at March 31, 2000. Gross revenues must be used to calculate the days sales outstanding due to the impact of the Gross Basis versus the Net Basis of recording revenues, as discussed in "--Overview" and "-- Revenues." The accounts receivable balance includes the cost of the pharmaceutical dispensed, which may not be included in revenues, as required by generally accepted accounting principles, based on the contractual terms embedded in client and pharmacy contracts. The following table presents our days sales outstanding:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------------------
(in thousands)                                                          2001                        2000
-------------------------------                                     --------------              -------------
Total revenues                                                      $    2,056,410              $   1,475,509
Client/pharmacy pass through                                               346,291                    795,979
                                                                    --------------              -------------
Total                                                               $    2,402,701              $   2,271,488
                                                                    ==============              =============
Average monthly gross receivables                                   $      821,954              $     786,595
                                                                    ==============              =============
DSO                                                                           30.8                       31.5
                                                                    ==============              =============

         Our allowance for doubtful accounts has increased $2,007,000 or 8.9% to $24,684,000 at March 31, 2001 from $22,677,000 at December 31, 2000 primarily due to increased reserves for Infusion Services. As a percentage of at risk receivables (which represent receivables for which there is no corresponding payable obligation), the allowance for doubtful accounts is 3.4% at March 31, 2001 compared to 3.2% at December 31, 2000.

         Our capital expenditures for the three months ended March 31, 2001 decreased $1,281,000 or 10.9% from 2000. We will continue to invest in technology that will provide efficiencies in operations, manage growth and enhance the service provided to our clients. We expect to fund any future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our revolving credit facility, discussed below.

         As of March 31, 2001, we have repurchased a total of 1,265,000 shares of our Class A Common Stock under the stock repurchase program that we announced on October 25, 1996. None of these shares remain in Treasury Stock as of March 31, 2001 as these shares were reissued in connection with employee compensation plans. Our Board of Directors approved the repurchase of up to 2,500,000 shares, and placed no limit on the duration of the program. Additional common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

         We have a credit facility with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company consisting of $155 million of Term A loans and a $300 million revolving credit facility. The Term A loans and the revolving credit facility mature on March 31, 2005. The credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Science, Inc., Great Plains Reinsurance Company,

ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., and is also secured by 65% of the stock of our foreign subsidiaries.

         The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans had an interest rate of 5.98% on March 31, 2001. To alleviate interest rate volatility, we have entered into two separate swap arrangements, which are discussed in "--Market Risk" below. Beginning in March 2003, we are required to make annual principal payments on the Term A loans of $26,750,000 in 2003, $62,700,000 in 2004 and $65,550,000 in 2005. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($300 million at March 31, 2001). At March 31, 2001, we are in compliance with all covenants associated with the credit facility.

         In June 1999, we issued $250 million of 9 5/8 Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. As of March 31, 2001, $239,885,000 of Senior Notes remain outstanding. The Senior Notes are callable at specified rates beginning in June 2004. The Senior Notes are unconditionally and joint and severally guaranteed by our wholly-owned domestic subsidiaries other than Practice Patterns Science, Inc., Great Plains Reinsurance Company, ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc.

         We have reviewed and currently intend to continue reviewing potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. However, there can be no assurance we will make other acquisitions or affiliations in 2001 or thereafter.

OTHER MATTERS

         On February 22, 2001, we announced that we had entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the next five years with approximately $6 million committed for 2001. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our investment to date in RxHub has not had a material effect on our consolidated financial statements as of March 31, 2001.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of CAPSS, a leading Quebec-based PBM, for approximately CAN$25.9 million (approximately US$16.9 million). The transaction, which has been accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in the consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,351,000 which is being amortized using the straight-line method over the estimated useful life of 30 years.

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

MARKET RISK

         Effective January 1, 2001, we adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during the first quarter of 2001 by $612,000, net of taxes, in the accompanying Unaudited Consolidated Statement of Changes in Stockholders' Equity due to a cumulative effect of change in accounting principle.

         We use interest rate swap agreements from separate financial institutions to manage our interest rate risk on future interest payments. We have entered into two interest rate swaps that have fixed the interest rate as of March 31, 2001 for $100 million of our variable rate debt under our Credit Facility. Under our first interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of $49 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 5.88% per annum. On April 4, 2001, the notional principal amount reduced to approximately $47 million and will remain at such amount until the swap matures in October 2001.

         Under our second interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of $51 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. On April 17, 2001, the notional principal amount increased to approximately $53 million and will increase to approximately $98 million in October 2001 and $100 million in April 2002. Beginning in April 2003, the notional principal amount will reduce to $60 million and in April 2004 the notional principal amount will reduce to $20 million until maturing in April 2005.

         Our present interest rate swap agreements are cash flow hedges as they agree to pay fixed-rates of interest, which are hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements is reported on the balance sheet in other liabilities ($3,291,000 pre-tax at March 31, 2001) and the related gains or losses on these agreements are deferred in shareholders' equity as a component of comprehensive income (a $1,420,000, net of taxes, reduction at March 31, 2001). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the three months ended March 31, 2001, the gains and losses on the ineffective portion of our swap agreements were not material to the consolidated financial statements.

         Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at March 31, 2001 would have caused the fair value of the swaps to decrease by $307,000, resulting in a liability with a fair value of $3,598,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Response to this item is included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above.

-------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

         As discussed in detail in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 13, 1998 (the "Second Quarter, 1998 10-Q"), the Company acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("VHI"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from Columbia HCA/HealthCare Corporation (now known as HCA
- The Healthcare Company; "HCA"), and its affiliates on April 1, 1998 (the "Acquisition"). VHI, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on the Company's future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect the consolidated financial position, results of operations or cash flows of the Company. A brief update of the most notable of the proceedings follows:

         As discussed in detail in the Second Quarter, 1998 10-Q, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on June 10, 1999, the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999, the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000, the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 10, 2000, and the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 1, 2001, VHI and one of its subsidiaries are party to two securities litigation matters, Bash, et al. v. Value Health, Inc., et al., No. 3:97cv2711 (JCH) (D.Conn.), and Freedman, et al. v.Value Health, Inc., et al., No. 3:95 CV 2038 (JCH) (D.Conn.). The two lawsuits, filed in 1995, allege that VHI and certain other defendants made false or misleading statements to the public in connection with VHI's acquisition of Diagnostek, Inc. in 1995. The Bash lawsuit also alleges false or misleading statements by Diagnostek and certain of its former officers and directors concerning its financial condition prior to its acquisition by VHI. On April 24, 1998, the two lawsuits were consolidated.

         On March 20, 2001, the court granted defendants' motion for summary judgment on all claims. At the same time the court denied plaintiffs' motion for partial summary judgment on claims under Sections 11 and 12(2) of the Securities Act of 1933. Plaintiffs have recently filed a Notice of Appeal with respect to several orders by the court, including the March 20, 2001 order with regarding the motions for summary judgement and the April 24, 1998 order with respect to the consolidation of the lawsuits.

         In connection with the Acquisition, HCA has agreed to defend and hold the Company and its affiliates (including VHI) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)  Exhibits.  See Index to Exhibits on page 20.
              --------

         (b)  Reports on Form 8-K.
              -------------------

                      (i) On February 8, 2001, we filed a Current Report on Form 8-K, dated February 9, 2000, under Items 5, 7 and 9, regarding a press release we issued concerning our year end 2000 financial performance.

                      (ii) On February 22, 2001, we filed a Current Report on
                           Form 8-K, dated February 22, 2001, under Items 7 and 9, regarding a press release we issued announcing our agreement to form the RxHub LLC joint venture.

                      (iii)On March 7, 2001, we filed a Current Report on Form
                           8-K, dated March 2, 2001, under Items 5 and 7, regarding a press release we issued announcing ESI Canada, Inc.'s, one of our subsidiaries, acquisition of Centre d'autorisation et de paiement des services de sante, Inc.

                      (iv) On March 9, 2001, we filed a Current Report on Form
                           8-K, dated March 9, 2001, under Item 5, regarding a press release we issued concerning certain aspects of our capitalization of software development cost for the year 2000.

                      (v) On March 12, 2001, we filed a Current Report on Form 8-K, dated March 12, 2001, under Item 9, concerning the Annual SG Cowen Health Care Conference in which Barrett Toan, Chairman of the Board, President and Chief Executive Officer, and George Paz, Senior Vice President and Chief Financial Officer, were speaking.

                      (vi) On March 28, 2001, we filed a Current Report on Form
                           8-K, dated March 28, 2001, under Item 9, concerning the Banc of America Securities Health Care conference in which George Paz, Senior Vice President and Chief Financial Officer, was speaking.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    EXPRESS SCRIPTS, INC.
                                    (Registrant)



Date:    May 8, 2001                By: /s/ Barrett A. Toan
                                        ---------------------------
                                    Barrett A. Toan, Chairman of the Board,
                                    President and Chief Executive Officer



Date:    May 8, 2001                By: /s/ George Paz
                                        ---------------------------
                                    George Paz, Senior Vice President and
                                    Chief Financial Officer

                                INDEX TO EXHIBITS
            (Express Scripts, Inc. - Commission File Number 0-20199)

Exhibit
Number    Exhibit
-------   -------

2.1(1)    Stock Purchase Agreement by and among SmithKline Beecham Corporation, SmithKline Beecham
          InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related
          Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on
          Form 8-K filed February 18, 1999.

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

3.2       Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the
          Company's Annual Report on Form 10-K for the year ending December 31, 2000.

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

10.1(2)   Executive Employment Agreement, effective March 15, 2001, between the Company and Stuart L.
          Bascomb.

10.2(2)   Executive Employment Agreement, effective March 15, 2001, between the Company and David A.
          Lowenburg.

10.3(2)   Executive Employment Agreement, effective March 15, 2001, between the Company and George
          Paz.

10.4(2)   Form of Executive Employment Agreements entered into effective March 15, 2001 between the
          Company and each of Thomas Boudreau, Mabel Chen and Linda Logsdon.


(1) The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.

(2)  Filed herein.