Form 10-Q
period 2001-06-30
EXPRESS SCRIPTS INC
filed 2001-08-14
CIK 885721

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 X For the quarterly period ended June 30, 2001.

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


Common stock outstanding as of
July 31, 2001:                                      79,006,940  Shares Class A




--------------------------------------------------------------------------------

                              EXPRESS SCRIPTS, INC.

                                      INDEX


                                                                   Page Number

Part I
   Financial Information                                                3

   Item 1.  Financial Statements (unaudited)

          a) Consolidated Balance Sheet                                 3

          b) Consolidated Statement of Operations                       4

          c) Consolidated Statement of Changes
             in Stockholders' Equity                                    5

          d) Consolidated Statement of Cash Flows                       6

          e) Notes to Consolidated Financial Statements                 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        14

   Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risks                                        20

Part II   Other Information

   Item 1.  Legal Proceedings                                          21

   Item 2.  Changes in Securities and Use of Proceeds
             - (Not Applicable)

   Item 3.  Defaults Upon Senior Securities - (Not Applicable)

   Item 4.  Submission of Matters to a Vote of Security Holders        22

   Item 5.  Other Information - (Not Applicable)

   Item 6.  Exhibits and Reports on Form 8-K                           23

Signatures                                                             24

Index to Exhibits                                                      25

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              EXPRESS SCRIPTS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                                      JUNE 30,           DECEMBER 31,
(in thousands, except share data)                                                       2001                 2000
                                                                                  ----------------     ----------------
Assets
Current assets:
   Cash and cash equivalents                                                         $   120,943          $    53,204
   Receivables, net                                                                      832,052              802,790
   Inventories                                                                            97,951              110,053
   Other current assets                                                                   26,823               32,122
                                                                                   ----------------     ----------------
        Total current assets                                                           1,077,769              998,169
Property and equipment, net                                                              145,914              147,709
Goodwill, net                                                                            960,625              967,017
Other intangible assets, net                                                             156,490              157,094
Other assets                                                                              16,726                6,655
                                                                                   ----------------     ----------------

        Total assets                                                                 $ 2,357,524          $ 2,276,644
                                                                                   ================     ================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                        $   846,338          $   878,622
   Other current liabilities                                                             252,678              237,322
                                                                                   ----------------     ----------------
        Total current liabilities                                                      1,099,016            1,115,944
Long-term debt                                                                           396,279              396,441
Other liabilities                                                                         67,759               59,015
                                                                                   ----------------     ----------------
        Total liabilities                                                              1,563,054            1,571,400
                                                                                   ----------------     ----------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no
      shares issued and outstanding                                                            -                    -
   Common Stock, $0.01 par value, 181,000,000 and 150,000,000 shares authorized, respectively, and 78,748,000 and 39,044,000 shares
      issued and outstanding, respectively                                                   787                  390
   Class B Common Stock, $0.01 par value, no shares and 31,000,000 shares
      authorized, respectively, and no shares issued and outstanding                           -                    -
   Additional paid-in capital                                                            472,397              441,387
   Unearned compensation under employee compensation plans                               (22,568)             (13,676)
   Accumulated other comprehensive income                                                 (1,883)                 (97)
   Retained earnings                                                                     345,737              287,414
                                                                                   ----------------     ----------------
                                                                                         794,470              715,418
   Common Stock in treasury at cost, no shares and 270,000
      shares, respectively                                                                     -              (10,174)
                                                                                   ----------------     ----------------
        Total stockholders' equity                                                       794,470              705,244
                                                                                   ----------------     ----------------
        Total liabilities and stockholders' equity                                   $ 2,357,524          $ 2,276,644
                                                                                   ================     ================

See accompanying Notes to Consolidated Financial Statements

                              EXPRESS SCRIPTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                        JUNE 30,                                 JUNE 30,
(in thousands, except per share data)                       2001                2000                 2001                2000
                                                       ----------------    ----------------     ----------------    ----------------
Revenues:
   Revenues                                              $ 2,206,192         $ 1,650,251          $ 4,262,602         $ 3,122,791
   Other revenues                                                  -               3,116                    -               6,085
                                                       ----------------    ----------------     ----------------    ----------------
                                                           2,206,192           1,653,367            4,262,602           3,128,876
Cost and expenses:
   Cost of revenues                                        2,055,977           1,515,964            3,967,264           2,859,027
   Selling, general and administrative                        92,521              87,421              182,543             170,792
                                                       ----------------    ----------------     ----------------    ----------------
                                                           2,148,498           1,603,385            4,149,807           3,029,819
                                                       ----------------    ----------------     ----------------    ----------------
Operating income                                              57,694              49,982              112,795              99,057
                                                       ----------------    ----------------     ----------------    ----------------
Other income (expense):
   Write-off of marketable securities                              -            (155,500)                   -            (155,500)
   Undistributed loss from joint venture                        (658)                  -                 (658)                  -
   Interest income                                             2,274               2,046                3,684               3,427
   Interest expense                                           (8,629)            (13,183)             (17,773)            (27,384)
                                                       ----------------    ----------------     ----------------    ----------------
                                                              (7,013)           (166,637)             (14,747)           (179,457)
                                                       ----------------    ----------------     ----------------    ----------------
Income (loss) before income taxes                             50,681            (116,655)              98,048             (80,400)
Provision (benefit) for income taxes                          20,437             (42,478)              39,725             (27,655)
                                                       ----------------    ----------------     ----------------    ----------------
Net income (loss)                                        $    30,244         $   (74,177)         $    58,323         $   (52,745)
                                                       ================    ================     ================    ================

Basic earnings (loss) per share                          $      0.39         $     (0.98)         $      0.75         $     (0.69)
                                                       ================    ================     ================    ================
Weighted average number of common shares
   outstanding during the period - Basic EPS                  78,010              75,625               77,777              76,137
                                                       ================    ================     ================    ================

Diluted earnings (loss) per share                        $      0.38         $     (0.98)         $      0.73         $     (0.69)
                                                       ================    ================     ================    ================
Weighted average number of common shares
   outstanding during the period - Diluted EPS                80,128              75,625               79,909              76,137
                                                       ================    ================     ================    ================

See accompanying Notes to Consolidated Financial Statements

                              EXPRESS SCRIPTS, INC.
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       Number
                                         of                                 Amount
                                       Shares
                                      ---------      ----------------------------------------------------------


                                                                                  Unearned
                                                                                Compensation       Accumulated
                                                                 Additional    Under Employee         Other
                                        Common        Common      Paid-in       Compensation      Comprehensive
(in thousands)                           Stock         Stock      Capital           Plans             Income
-------------------------------------------------    -----------------------------------------------------------
   Balance at December 31, 2000           39,044     $     390   $   441,387   $      (13,676)    $         (97)
                                        ---------    -----------------------------------------------------------
     Comprehensive income:
       Net income                              -             -             -                -                 -
       Other comprehensive income,
        Foreign currency
         translation adjustment                -             -             -                -                70
        Cumulative effect of change in
         accounting for derivative
          financial instruments, net of
          taxes                                -             -             -                -              (612)
        Realized and unrealized losses
         on derivative financial
          instruments, net of taxes            -             -             -                -            (1,244)
                                       ---------    ------------------------------------------------------------
     Comprehensive income                      -             -             -                -            (1,786)
     Stock split in form of stock
        dividend                          39,292           393          (393)               -                 -
     Common stock issued under
       employee plans                        115             1        14,640          (13,967)                -
     Amortization of unearned
       compensation under
        employee plans                         -             -             -            5,075                 -
     Exercise of stock options               297             3         4,516                 -                -
     Tax benefit relating to
       employee stock options                  -             -        12,247                 -                -
                                       ---------    ------------------------------------------------------------
   Balance at June 30, 2001               78,748    $      787   $   472,397    $     (22,568)    $      (1,883)
                                       =========    ============================================================

                                          Retained       Treasury
   (in thousands)                         Earnings        Stock          Total
   -----------------------------------------------------------------------------

   Balance at December 31, 2000           $287,414      $ (10,174)    $ 705,244
                                          --------------------------------------
     Comprehensive income:
       Net income                           58,323              -        58,323
       Other comprehensive income
        Foreign currency
         translation adjustment                  -              -            70
        Cumulative effect of change in
         accounting for derivative
          financial instruments, net of          -              -          (612)
          taxes
        Realized and unrealized losses
         on derivative financial
          instruments, net of taxes              -              -        (1,244)
                                          --------------------------------------
     Comprehensive income                   58,323              -        56,537
     Stock split in form of stock                -              -             -
        dividend
     Common stock issued under
       employee plans                            -              -           674
     Amortization of unearned
      compensation under
        employee plans                           -              -         5,075
     Exercise of stock options                   -         10,174        14,693
     Tax benefit relating to
       employee stock options                    -              -        12,247
                                          --------------------------------------
   Balance at June 30, 2001               $345,737      $       -     $ 794,470
                                          ======================================


See accompanying Notes to Consolidated Financial Statements

                              EXPRESS SCRIPTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
(in thousands)                                                        2001                 2000
                                                                 ----------------     ----------------
Cash flows from operating activities:
   Net income (loss)                                               $    58,323          $   (52,745)
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                   38,200               42,475
        Write-off of marketable securities                                   -              155,500
        Non-cash adjustments to net income                              42,446              (34,899)
        Net changes in operating assets and liabilities                (43,425)             (12,304)
                                                                 ----------------     ----------------
Net cash provided by operating activities                               95,544               98,027
                                                                 ----------------     ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                 (18,963)             (26,514)
   Acquisition of CAPSS and investment in RxHub                        (18,499)                   -
   Other                                                                (5,708)              (1,000)
                                                                 ----------------     ----------------
Net cash (used in) investing activities                                (43,170)             (27,514)
                                                                 ----------------     ----------------

Cash flows from financing activities:
   Repayment of long-term debt                                               -              (75,069)
   Repurchase of Class A Common Stock                                        -              (30,247)
   Proceeds from employee stock plans                                   15,367                2,099
                                                                 ----------------     ----------------
Net cash provided by (used in) financing activities                     15,367             (103,217)
                                                                 ----------------     ----------------

Effect of foreign currency translation adjustment                           (2)                 (91)
                                                                 ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                    67,739              (32,795)
Cash and cash equivalents at beginning of period                        53,204              132,630
                                                                 ----------------     ----------------
Cash and cash equivalents at end of period                         $   120,943          $    99,835
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

         In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2001, the Unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 2001 and 2000, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2001, and the Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2000. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Note 2 - Receivables
--------------------

         Included in accounts receivable, net as of June 30, 2001 and December 31, 2000, are allowances for doubtful accounts of $27,855,000 and $22,677,000, respectfully.

         As of June 30, 2001 and December 31, 2000, unbilled receivables were $416,380,000 and $394,205,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

Note 3 - Earnings Per Share (reflecting the two-for-one stock split effective
-----------------------------------------------------------------------------
June 22, 2001)
--------------

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all periods are outstanding stock options and stock warrants (1,953,000 and 1,366,000 for the six months ended June 30, 2001 and 2000, respectively), any unvested shares and shares issuable pursuant to employee elected deferral under the executive deferred compensation plan (16,000 for the six months ended June 30, 2001) and restricted stock we have issued (163,000 for the six months ended June 30, 2001), all calculated under the "treasury stock" method in accordance with Financial Accounting Standards Board Statement No. ("FAS") 128, "Earnings Per Share". Due to the net loss in 2000, all potentially dilutive common shares (1,391,000 and 1,366,000 for the three months and six months ended June 30, 2000, respectively) have been excluded as they are anti-dilutive.

Note 4 - Changes in Business
----------------------------

         On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell our Express Scripts Infusion Services branch offices for an amount approximating book value of the assets. In addition, we discontinued all of our remaining acute home infusion services revenue generating activities. The sale to Option Care, Inc. did not have a material effect on our financial statements for the three months or six months ended June 30, 2001.

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, pharmacy benefit management ("PBM") companies and health plans. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the next five years with approximately $6 million committed for 2001. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub's loss for the three months and six months ended June 30, 2001 is $658,000 ($407,000 net of tax) and has been recorded in other income (expense) in our Consolidated Statement of Operations.

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

Note 5 - Derivative Financial Instruments
-----------------------------------------

         Effective January 1, 2001, we adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income in 2001 by $612,000, net of taxes, in the accompanying Unaudited Consolidated Statement of Changes in Stockholders' Equity due to a cumulative effect of change in accounting principle.

         We use interest rate swap agreements from separate financial institutions to manage our interest rate risk on future interest payments. We have entered into two interest rate swaps that have fixed the interest rate as of June 30, 2001 for approximately $100 million of our variable rate debt under our credit facility. Under our first interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $47 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 5.88% per annum. This swap matures in October 2001.

         Under our second interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $53 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will increase to approximately $98 million in October 2001 and $100 million in April 2002. Beginning in April 2003, the notional principal amount will reduce to $60 million and in April 2004 the notional principal amount will reduce to $20 million until maturing in April 2005.

         Our present interest rate swap agreements are cash flow hedges as they agree to pay fixed-rates of interest, which are hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements is reported on the balance sheet in other liabilities ($3,006,000 pre-tax at June 30, 2001) and the related gains or losses on these agreements are deferred in shareholders' equity as a component of other comprehensive income (a $1,244,000, net of taxes, reduction at June 30, 2001). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the six months ended June 30, 2001, the gains and losses on the ineffective portion of our swap agreements was not material to the consolidated financial statements.

Note 6 - Common Stock
---------------------

         In May 2001, we announced a two-for-one stock split of our Class A Common Stock for stockholders of record on June 8, 2001, effective June 22, 2001. The split was effected in the form of a dividend by issuance of one share of Class A Common Stock for each share of Class A Common Stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share have been adjusted for the stock split.

         Also in May 2001, the Stockholders approved an Amended and Restated Certificate of Incorporation. Among the changes to the Certificate of Incorporation was an amendment, which consolidated and renamed our classes of Common Stock. Prior to the amendment we had 181,000,000 authorized shares of Common Stock consisting of 150,000,000 shares of Class A Common Stock and 31,000,000 shares of Class B Common Stock, and no shares of the Class B Common Stock were outstanding. Pursuant to the Amended and Restated Certificate of Incorporation, the Class B Common Stock was eliminated and each share of Class A Common Stock was renamed as "Common Stock." As a result, we now have 181,000,000 shares of Common Stock authorized.

Note 7 - Marketable Securities
------------------------------

         All investments not included in a money market fund are accounted for under FAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income in stockholders' equity until realized. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

         We recorded a $155,500,000 ($97,032,000 net of tax) non-cash impairment charge related to our investment in PlanetRx.com, Inc. ("PlanetRx") common stock during the second quarter of 2000 as the loss in value was deemed to be other than temporary. Therefore, any unrealized losses associated with recording our investment in PlanetRx at current market value that we had recorded in stockholders' equity were written off to the current period earnings, in addition to any additional charges necessary to write-down the value of our investment.

Note 8 - Restructuring
----------------------

         During the second quarter of 1999, we recorded a pre-tax restructuring charge of $9,400,000 associated with the consolidation of our Plymouth, Minnesota facility into our Bloomington, Minnesota facility. In December 1999 and September 2000, the associated accrual was reduced by $2,301,000 and $44,000, primarily as a result of subleasing a portion of the unoccupied space. The consolidation plan included the relocation of all employees at the Plymouth facility to the Bloomington facility that began in August 1999, and was completed in April 2001. Included in the restructuring charge was anticipated cash expenditures of approximately $4,779,000 for lease termination fees and rent on unoccupied space and anticipated non-cash charges of approximately $2,276,000 for the write-down of leasehold improvements and furniture and fixtures. The restructuring charge did not include any costs associated with the physical relocation of the employees.

                        BALANCE AT BALANCE AT
                             DECEMBER 31,      2001        2001        JUNE 30,
(in thousands)                  2000         ADDITIONS     USAGE         2001
--------------------------------------------------------------------------------
Non-cash
--------
Write-down of long-lived
     assets                $    28           $    -       $       28     $    -

Cash
----
Termination fees and rent      127                -              127          -
                           -----------------------------------------------------
                           $   155          $     -       $      155     $    -
                           =====================================================

Note 9 - Condensed Consolidating Financial Statements
-----------------------------------------------------

         Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Practice Patterns Science, Inc., Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. Separate financial statements of the Guarantors are not presented as we have determined them not to be material to investors. Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. As of January 1, 2000, we undertook an internal corporate reorganization to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx, and to create several new entities to conduct certain activities, including Express Scripts Specialty Distribution Services ("SDS") and ESI Mail Pharmacy Service, Inc. ("ESI MPS") Consequently, the assets, liabilities and operations of ValueRx are incorporated into those of the issuer, Express Scripts, Inc. and the assets, liabilities and operations of SDS and ESI MPS are incorporated into those of the Guarantors for 2000 forward.

CONDENSED CONSOLIDATING BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------------------
                                                     EXPRESS                            NON-
(in thousands)                                    SCRIPTS, INC.     GUARANTORS       GUARANTORS     ELIMINATIONS    CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
AS OF JUNE 30, 2001
Current assets                                     $   859,738     $   209,911      $     8,120     $          -     $ 1,077,769
Property and equipment, net                            114,585          29,633            1,696                -         145,914
Investments in subsidiaries                          1,206,399         749,927            5,230       (1,961,556)              -
Intercompany                                           462,333        (450,305)         (12,028)               -               -
Goodwill, net                                          246,298         698,477           15,850                -         960,625
Other intangible assets, net                            52,648          98,306            5,536                -         156,490
Other assets                                            85,680         (68,768)            (186)               -          16,726
                                                 ---------------------------------------------------------------------------------
    Total assets                                   $ 3,027,681     $ 1,267,181      $    24,218     $ (1,961,556)    $ 2,357,524
                                                 =================================================================================

Current liabilities                                $   532,655     $   547,414      $    18,947     $          -     $ 1,099,016
Long-term debt                                         396,279               -                -                -         396,279
Other liabilities                                      123,399         (53,741)          (1,899)               -          67,759
Stockholders' equity                                 1,975,348         773,508            7,170       (1,961,556)        794,470
                                                 ---------------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $ 3,027,681     $ 1,267,181      $    24,218     $ (1,961,556)    $ 2,357,524
                                                 =================================================================================

AS OF DECEMBER 31, 2000
Current assets                                     $   755,995     $   236,311      $     5,863     $          -     $   998,169
Property and equipment, net                            120,754          24,724            2,231                -         147,709
Investments in subsidiaries                            866,561               -            2,261         (868,822)              -
Intercompany                                          (219,809)        226,975           (7,166)               -               -
Goodwill, net                                          251,139         711,062            4,816                -         967,017
Other intangible assets, net                            55,175         101,640              279                -         157,094
Other assets                                            77,505         (73,162)           2,312                -           6,655
                                                 ---------------------------------------------------------------------------------
    Total assets                                   $ 1,907,320     $ 1,227,550      $    10,596     $   (868,822)    $ 2,276,644
                                                 =================================================================================

Current liabilities                                $   630,888     $   478,583      $     6,473     $          -     $ 1,115,944
Long-term debt                                         396,441               -                -                -         396,441
Other liabilities                                      125,264         (64,514)          (1,735)               -          59,015
Stockholders' equity                                   754,727         813,481            5,858         (868,822)        705,244
                                                 ---------------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $ 1,907,320     $ 1,227,550      $    10,596     $   (868,822)    $ 2,276,644
                                                 =================================================================================



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                            NON-
(in thousands)                                   SCRIPTS, INC.     GUARANTORS       GUARANTORS     ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001
Total revenues                                     $ 1,355,327     $   846,865      $     4,000      $         -     $ 2,206,192
Operating expenses                                   1,307,820         837,108            3,570                -       2,148,498
                                                 ----------------------------------------------------------------------------------
    Operating income                                    47,507           9,757              430                -          57,694
Undistributed loss from joint venture                     (658)              -                -                -            (658)
Interest (expense) income, net                          (6,396)             (4)              45                -          (6,355)
                                                 ----------------------------------------------------------------------------------
    Income before tax effect                            40,453           9,753              475                -          50,681
Income tax provision                                    16,667           3,572              198                -          20,437
                                                 ----------------------------------------------------------------------------------
    Net income                                     $    23,786     $     6,181      $       277      $         -     $    30,244
                                                 ==================================================================================

THREE MONTHS ENDED JUNE 30, 2000
Total revenues                                     $ 1,025,659     $   624,720      $     2,988      $         -     $ 1,653,367
Operating expenses                                   1,005,964         594,455            2,966                -       1,603,385
                                                 ----------------------------------------------------------------------------------
    Operating income                                    19,695          30,265               22                -          49,982
Write-off of marketable securities                           -        (155,500)               -                -        (155,500)
Interest (expense) income, net                         (11,139)             (1)               3                -         (11,137)
                                                 ----------------------------------------------------------------------------------
    Income (loss) before tax effect                      8,556        (125,236)              25                -        (116,655)
Income tax (benefit) provision                            (131)        (42,374)              27                -         (42,478)
                                                 ----------------------------------------------------------------------------------
    Net income (loss)                              $     8,687     $   (82,862)     $        (2)     $         -     $   (74,177)
                                                 ==================================================================================

SIX MONTHS ENDED JUNE 30, 2001
Total revenues                                     $ 2,643,426     $ 1,610,239      $     8,937      $         -     $ 4,262,602
Operating expenses                                   2,556,210       1,586,196            7,401                -       4,149,807
                                                 ----------------------------------------------------------------------------------
    Operating income                                    87,216          24,043            1,536                -         112,795
Undistributed loss from joint venture                     (658)              -                -                -            (658)
Interest (expense) income, net                         (14,167)             (5)              83                -         (14,089)
                                                 ----------------------------------------------------------------------------------
    Income before tax effect                            72,391          24,038            1,619                -          98,048
Income tax provision                                    30,062           9,025              638                -          39,725
                                                 ----------------------------------------------------------------------------------
    Net income                                     $    42,329     $    15,013      $       981      $         -     $    58,323
                                                 ==================================================================================

SIX MONTHS ENDED JUNE 30, 2000
Total revenues                                     $ 1,932,511     $ 1,190,912      $     5,453      $         -     $ 3,128,876
Operating expenses                                   1,887,133       1,136,707            5,979                -       3,029,819
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Operating income (loss)                             45,378          54,205             (526)               -          99,057
Write-off of marketable securities                           -        (155,500)               -                -        (155,500)
Interest (expense) income, net                         (23,955)             (3)               1                -         (23,957)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income (loss) before tax effect                     21,423        (101,298)            (525)               -         (80,400)
Income tax provision (benefit)                          10,558         (38,055)            (158)               -         (27,655)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Net income (loss)                              $    10,865     $   (63,243)     $      (367)     $         -     $   (52,745)
                                                 ==================================================================================



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                      EXPRESS                           NON-
(in thousands)                                     SCRIPTS, INC.    GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
Net cash (used in) provided by
  operating activities                             $   (69,457)    $   148,744      $    16,404      $      (147)    $    95,544
                                                 -----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                   (11,359)         (6,705)            (899)               -         (18,963)
  Acquisitions and joint venture                        (2,192)              -          (16,307)               -         (18,499)
  Other                                                     13          (6,531)             810                -          (5,708)
                                                 -----------------------------------------------------------------------------------
Net cash (used) in investing activities                (13,538)        (13,236)         (16,396)               -         (43,170)
                                                 -----------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from employee stock plans                    15,367               -                -                -          15,367
  Net transactions with parent                         125,329        (127,632)           2,156              147               -
                                                 -----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                 140,696        (127,632)           2,156              147          15,367
                                                 -----------------------------------------------------------------------------------

Effect of foreign currency
  translation adjustment                                     -               -               (2)               -              (2)
                                                 -----------------------------------------------------------------------------------

Net increase in cash and cash equivalents               57,701           7,876            2,162                -          67,739
Cash and cash equivalents at beginning
  of the period                                        148,311         (98,519)           3,412                -          53,204
Cash and cash equivalents at end
                                                 -----------------------------------------------------------------------------------
  of the period                                    $   206,012     $   (90,643)     $     5,574      $         -     $   120,943
                                                 ===================================================================================

SIX MONTHS ENDED JUNE 30, 2000
Net cash (used in) provided by
  operating activities                             $  (277,145)    $   379,291      $    (3,972)     $      (147)    $    98,027
                                                 -----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                   (64,542)         38,084              (56)               -         (26,514)
  Other                                                 (1,000)              -                -                -          (1,000)
                                                 -----------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                                 (65,542)         38,084              (56)               -         (27,514)
                                                 -----------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                          (75,069)              -                -                -         (75,069)
  Treasury stock acquired                              (30,247)              -                -                -         (30,247)
  Proceeds from employee stock plans                     2,099               -                -                -           2,099
  Net transactions with parent                         520,478        (522,088)           1,463              147               -
                                                 -----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                 417,261        (522,088)           1,463              147        (103,217)
                                                 -----------------------------------------------------------------------------------

Effect of foreign currency
  translation adjustment                                     -               -              (91)               -             (91)
                                                 -----------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                      74,574        (104,713)          (2,656)               -         (32,795)
Cash and cash equivalents at beginning
  of the period                                        123,722           4,198            4,710                -         132,630
Cash and cash equivalents at end
                                                 -----------------------------------------------------------------------------------
  of the period                                    $   198,296     $  (100,515)     $     2,054      $         -     $    99,835
                                                 ===================================================================================

Note 10- Segment Reporting
--------------------------

         We are organized on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. We manage the pharmacy benefit within an operating segment that encompasses a fully integrated PBM service. The remaining two operating service lines (SDS and Express Scripts Infusion Services) have been aggregated into a non-PBM reporting segment.

         The following table presents information about the reportable segments for the:

(IN THOUSANDS)                            PBM          NON-PBM          TOTAL
--------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001
Total revenues                       $ 2,187,701     $   18,491     $ 2,206,192
Income (loss) before income taxes         50,830           (149)         50,681

THREE MONTHS ENDED JUNE 30, 2000
Total revenues                       $ 1,630,519     $   22,848     $ 1,653,367
(Loss) income before income taxes       (121,659)         5,004        (116,655)

SIX MONTHS ENDED JUNE 30, 2001
Total revenues                       $ 4,221,699     $   40,903     $ 4,262,602
Income (loss) before income taxes         95,258          2,790          98,048

SIX MONTHS ENDED JUNE 30, 2000
Total revenues                       $ 3,084,760     $   44,116     $ 3,128,876
(Loss) income before income taxes        (90,595)        10,195         (80,400)

         Included in PBM loss before taxes for the three months and six months ended June 30, 2000 is the non-cash write-off of $155,500,000 ($97,032,000 net of taxes) of our investment in PlanetRx (see Note 7).

Note 11- Subsequent Event
-------------------------

         During July 2001, the Financial Accounting Standards Board issued FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires that all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires that a reassessment of a company's preexisting acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. We do not believe that FAS 141 will have a significant impact on our consolidated financial position, consolidated results of operations, or our consolidated cash flows once implemented.

         FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually in accordance with FAS 142 and when events or circumstances occur indicating that goodwill might be impaired. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation). FAS 142 requires the disclosure of income before extraordinary items and net income, and earnings per share for both income measures, all computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with FAS 142. Had FAS 142 been effective for 2001, our net income (loss) before extraordinary losses would have been $36,815, or $0.46 per diluted share and $(67,818), or $(0.90) per diluted share, for the three months ended June 30, 2001 and 2000, respectively and $71,339, or $0.89 per diluted share and $(40,005), or $(0.53) per diluted share, for the six months ended June 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this Item 2, "we," "us," "our" and the "Company" refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission ("SEC") and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to:

     o risks associated with our ability to maintain internal growth rates, or to control operating or capital costs
     o continued pressure on margins resulting from client demands for enhanced service offerings and higher service levels
     o competition, including price competition, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers
     o adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, such as the privacy, security and standard transactions regulations under the Health Insurance Portability and Accountability Act (HIPAA)), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations
     o the possible termination of, or unfavorable modification to, contracts with key clients or providers
     o the possible loss of relationships with pharmaceutical manufacturers, or changes in pricing, discounts or other practices of pharmaceutical manufacturers
     o    adverse results in litigation
     o    risks associated with our leverage and debt service obligations
     o risks associated with our ability to continue to develop new products, services and delivery channels
     o developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
     o risks associated with our financial commitment relating to the RxHub venture
     o uncertainties regarding the implementation and the ultimate terms of proposed government initiatives
     o    other risks described from time to time in our filings with the SEC

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

         Non-PBM revenues are derived from administrative fees received from drug manufacturers for the dispensing or distribution of pharmaceuticals requiring special handling or packaging through our Express Scripts Specialty Distribution Services subsidiary ("SDS"). Non-PBM revenues are also generated from the sale of pharmaceuticals for and the provision of infusion therapy services through our Express Scripts Infusion Services subsidiary ("Infusion Services"). On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell our Express Scripts Infusion Services branch offices for an amount approximating book value of the assets. In addition, we discontinued all of our remaining acute home infusion services revenue generating activities. As a result of winding down our operations, we expect to continue to incur some operating expenses throughout the remainder of 2001, but we only generated revenues for Infusion Services through June 12, 2001.

         As of July 1, 2001, our membership was approximately 47.0 million members compared to approximately 40.5 million members as of July 1, 2000, representing a 16.0% increase. The membership count excludes 8.3 million members at July 1, 2000 served under the United HealthCare ("UHC") contract, which terminated effective May 31, 2000. We developed a migration plan to transition the UHC members to their new provider throughout 2000. The increase in membership from July 1, 2000 is due in part to the addition of new clients and the acquisition of Quebec, Canada-based PBM, Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"). Additionally, we continue to develop new products and services for sale to existing clients and pharmaceutical manufacturers and expand the services provided to existing clients. During the first six months of 2001, approximately 3.5 million members began utilizing expanded services that provide for more advanced formulary management and the addition of mail and network services where only one or two of these services were previously utilized. In computing the number of members we serve we make certain estimates and adjustments. We believe different PBMs use different factors in making these estimates and adjustments. We believe, however, that these numbers are a reasonable approximation of the actual number of members served by us.

RESULTS OF OPERATIONS

REVENUES

                                        THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                                    Increase/                                      Increase/
(in thousands)                           2001       Decrease       2000                2001        Decrease        2000
---------------------------------------------------------------------------------------------------------------------------

PBM Gross Basis revenues          $    2,174,453      39.2%  $    1,562,322      $    4,190,641      42.1%  $    2,949,049
PBM Net Basis revenues                    13,248     -79.6%          65,081              31,058     -76.0%         129,626
Other revenues                                 -         nm           3,116                   -         nm           6,085
                                 -------------------------------------------    -------------------------------------------
  Total PBM revenues                   2,187,701      34.2%       1,630,519           4,221,699      36.9%       3,084,760
  Non-PBM revenues                        18,491     -19.1%          22,848              40,903      -7.3%          44,116
                                 -------------------------------------------    -------------------------------------------
    Total revenues                $    2,206,192      33.4%  $    1,653,367      $    4,262,602      36.2%  $    3,128,876
                                 ===========================================    ===========================================
nm  = not meaningful

         Our growth in PBM Gross Basis revenues during the second quarter of 2001 and the six months ended June 30, 2001 over 2000 is primarily due to the conversion of historical Express Scripts and Diversified Pharmaceutical Services, Inc. ("DPS") clients to our own retail pharmacy networks, higher drug ingredient costs resulting from price increases for existing drugs and new drugs introduced into the marketplace, increased member utilization and increased membership. Our decline in PBM Net Basis revenues during the first quarter of 2001 over 2000 is the result of the conversion of clients to our retail pharmacy networks, discussed previously, and the termination of the UHC contact during 2000.

         Revenues for network pharmacy claims increased $375,452,000, or 31.5%, and $797,041,000, or 35.6%, respectively, during the three months and six months ended June 30, 2001 over 2000. Network pharmacy claims processed increased 21.6% to 71,311,000 during the second quarter of 2001 over 2000 and 22.3% to 143,656,000 during the six months ended June 30, 2001 over 2000 (excluding the 20,578,000 and 41,728,000 claims processed for UHC during the three months and six months ended June 30, 2000, respectively). The average revenue per network pharmacy claim increased 46.0% to $21.99 and 50.2% to $21.15 over the three months and six months ended June 30, 2000 due to the increased rate of historical Express Scripts and DPS clients moving from retail pharmacy networks contracted by the clients to networks contracted by us. The increase is also due to the termination of the UHC contract. The UHC contract was recorded on the Net Basis, where only the administrative fee was recorded in revenue, thus reducing the average revenue per network pharmacy claim during 2000. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis, therefore this shift to our retail pharmacy networks results in increased Gross Basis revenues.

         Revenues for mail pharmacy services and mail pharmacy claims processed increased $185,159,000, or 43.9%, and 1,178,000, or 31.8%, respectively for the second quarter of 2001 over 2000 and $345,937,000, or 42.4%, and 2,159,000, or
29.9%, respectively for the six months ended June 30, 2001 over 2000. These increases are primarily due to increased utilization by existing members. For the three months and six months ended June 30, 2001, the average revenue per mail pharmacy claim increased 9.1% and 9.6% over 2000 primarily due to higher drug ingredient costs as stated above.

         The decrease in revenue for non-PBM services in the second quarter of 2001 and the six months ended June 30, 2001 is primarily due to our Infusion Services subsidiary. Our Infusion Services revenues have significantly decreased due to our effort to reduce unprofitable business, through the sale of our Infusion Services branch offices to Option Care, Inc. during June 2001, and the discontinuation of our remaining acute home infusion services.

COSTS AND EXPENSES

                                              THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                       Increase/                                  Increase/
(in thousands)                               2001      Decrease       2000              2001      Decrease       2000
---------------------------------------------------------------------------------------------------------------------------

   PBM                                   $   2,041,293     36.0%  $   1,501,446     $   3,938,060     39.1%  $   2,830,310
     Percentage of total PBM revenues            93.3%                    92.1%             93.3%                    91.8%
   Non-PBM                                      14,684      1.1%         14,518            29,204      1.7%         28,717
     Percentage of non-PBM revenues              79.4%                    63.5%             71.4%                    65.1%
                                         ---------------------------------------   ----------------------------------------

   Cost of revenues                          2,055,977     35.6%      1,515,964         3,967,264     38.8%      2,859,027
     Percentage of total revenues                93.2%                    91.7%             93.1%                    91.4%

   Selling, general and administrative          77,229     11.9%         69,015           151,394     13.5%        133,396
     Percentage of total revenues                 3.5%                     4.2%              3.6%                     4.3%

   Depreciation and amortization(1)             15,292    -16.9%         18,406            31,149    -16.7%         37,396
     Percentage of total revenues                 0.7%                     1.1%              0.7%                     1.2%

                                        ----------------------------------------   ----------------------------------------
   Total cost and expenses               $   2,148,498     34.0%  $   1,603,385     $   4,149,807     37.0%  $   3,029,819
                                        ========================================   ========================================
     Percentage of total revenues                97.4%                    97.0%             97.4%                    96.8%

(1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $3,907 and $2,502 for the three months ended June 30, 2001 and 2000, respectively and $7,051 and $5,079 for the six months ended June 30, 2001 and 2000, respectively.

         Our cost of revenues for PBM services as a percentage of total PBM revenues increased in the second quarter of 2001 and for the six months ended June 30, 2001 from 2000 primarily as a result of a larger percentage of our clients being recorded on the Gross Basis during 2001 versus those in 2000.

         Cost of revenues for non-PBM services increased as a percentage of non-PBM revenues for the three months and six months ended June 30, 2001 from 2000 primarily due to discontinuing our acute home infusion services revenue activities.

         Selling, general and administrative expenses, excluding depreciation and amortization, increased $8,214,000, or 11.9%, in the second quarter of 2001 over 2000 and $17,998,000, or 13.5%, for the six months ended June 30, 2001 over 2000. However, as a percentage of total revenue, selling, general and administrative expenses have decreased to 3.5% and 3.6% for the three months and six months ended June 30, 2001, respectively. The increase in 2001 is primarily due to expenditures required to expand the operational and administrative support functions in order to enhance management of the pharmacy benefit.

         Depreciation and amortization decreased for the second quarter of 2001 and for the six months ended June 30, 2001 from 2000 primarily as a result of the 2000 balance including amortization on the UHC customer contract intangible asset, which fully amortized during 2000.

OTHER INCOME (EXPENSE)

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the next five years with approximately $6 million committed for 2001. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub's loss for the three months and six months ended June 30, 2001 is $658,000 ($407,000 net of tax) and has been recorded in other income (expense) in our Consolidated Statement of Operations.

         The $4,782,000, or 42.9%, decrease in net interest expense for the second quarter of 2001 over 2000 and $9,868,000, or 41.2%, decrease in net interest expense for the six months ended June 30, 2001 over the 2000 is due to the reduction in debt of $165 million since July 1, 2000 and the reduction of interest rates.

         As previously announced, we recorded a $155,500,000 ($97,032,000 after tax) non-cash impairment charge related to our investment in PlanetRx common stock during the second quarter of 2000 as the loss in value was deemed to be other than temporary. Therefore, any unrealized loss associated with recording our investment in PlanetRx at current market value that we had recorded in stockholders' equity was written off to the current period earnings, in addition to any additional charges necessary to write-down the value of our investment in accordance with Financial Accounting Standards Board Statement No. ("FAS") 115, "Accounting for Certain Investments in Debt and Equity Securities".

PROVISION FOR INCOME TAXES

         Our effective tax rate decreased slightly to 40.3% for the first quarter of 2001 and 40.5% for the six months ended June 30, 2001 from 41.2% and 41.0%, in 2000, respectively, excluding the $58,468,000 tax benefit from the write-off of marketable securities in June 2000, discussed under "--Other Income (Expense)".

NET INCOME AND EARNINGS PER SHARE

         Our net income increased $7,389,000, or 32.3%, and $14,036,000, or
31.7%, for the three months and six months ended June 30, 2001 over 2000, excluding the $155,500,000 ($97,032,000 net of tax) write-off of marketable securities in June 2000, discussed under "--Other Income (Expense)".

         Reflecting the two-for-one stock-split effective June 22, 2001, excluding the $155,500,000 ($97,032,000 net of tax) write-off of marketable securities in June 2000, discussed under "--Other Income (Expense)" and assuming no anti-dilution using the potentially dilutive common shares in 2000, basic and diluted earnings per share increased 30.0% and 26.7% for the second quarter of 2001 over 2000, and 29.3% and 28.1% for the six months ended June 30, 2001 over 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2001, net cash provided by operations decreased $2,483,000 to $95,544,000 from $98,027,000 in 2000. This decrease is primarily due to the effect of paying certain liabilities associated with the termination of the UHC contract.

         Our allowance for doubtful accounts has increased $5,178,000, or 22.8% to $27,855,000 at June 30, 2001 from $22,677,000 at December 31, 2000 primarily due to increased reserves for Infusion Services.

         Our capital expenditures for the six months ended June 30, 2001 decreased $7,551,000 or 28.5% from 2000. We will continue to invest in technology that will provide efficiencies in operations, manage growth and enhance the service provided to our clients. We expect to fund any future anticipated capital expenditures primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our revolving credit facility, discussed below.

         As of June 30, 2001, we have repurchased a total of 2,530,000 shares of our Class A Common Stock (reflecting the two-for-one stock split effective June 22, 2001) under the stock repurchase program that we announced on October 25, 1996. None of these shares remain in Treasury Stock as of June 30, 2001 as these shares were reissued in connection with employee compensation plans. Our Board of Directors approved the repurchase of up to 5,000,000 shares (reflecting the two-for-one stock split effective June 22, 2001), and placed no limit on the duration of the program. Additional common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

         We have a credit facility with a bank syndicate led by Credit Suisse First Boston and Bankers Trust Company consisting of $155 million of Term A loans and a $300 million revolving credit facility, which has been reduced to $150 million during August 2001. During July 2001, we prepaid $50 million on our Term A loans. The Term A loans and the revolving credit facility mature on March 31, 2005. The credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Sciences ("PPS"), Great Plains Reinsurance, ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., and is also secured by 65% of the stock of our foreign subsidiaries.

         The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans had an interest rate of 5.41% on June 30, 2001. To alleviate interest rate volatility, we have entered into two separate swap arrangements, which are discussed in "--Market Risk" below. Beginning in March 2004, we are required to make annual principal payments on the Term A loans of $39,450,000 in 2004 and $65,550,000 in 2005. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($300 million at June 30, 2001). At June 30, 2001, we are in compliance with all covenants associated with the credit facility.

         In June 1999, we issued $250 million of 9 5/8 Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. As of June 30, 2001, $239,885,000 of Senior Notes remain outstanding. The Senior Notes are callable at specified rates beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc.

         We have reviewed and currently intend to continue reviewing potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance such acquisitions or affiliations. However, there can be no assurance we will make other acquisitions or affiliations in 2001 or thereafter.

OTHER MATTERS

         During July 2001, the Financial Accounting Standards Board issued FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires that all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires that a reassessment of a company's preexisting acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. We do not believe that FAS 141 will have a significant impact on our consolidated financial position, consolidated results of operations, or our consolidated cash flows once implemented.

         FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually in accordance with FAS 142 and when events or circumstances occur indicating that goodwill might be impaired. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation). FAS 142 requires the disclosure of income before extraordinary items and net income, and earnings per share for both income measures, all computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with FAS 142. Had FAS 142 been effective for 2001, our net income (loss) before extraordinary losses would have been $36,815, or $0.46 per diluted share and $(67,818), or $(0.90) per diluted share, for the three months ended June 30, 2001 and 2000, respectively and $71,339, or $0.89 per diluted share and $(40,005), or $(0.53) per diluted share, for the six months ended June 30, 2001 and 2000, respectively.

         In May 2001, the Stockholders approved an Amended and Restated Certificate of Incorporation. Among the changes to the Certificate of Incorporation was an amendment, which consolidated and renamed our classes of Common Stock. Prior to the amendment we had 181,000,000 authorized shares of Common Stock consisting of 150,000,000 shares of Class A Common Stock and 31,000,000 shares of Class B Common Stock, and no shares of the Class B Common Stock were outstanding. Pursuant to the Amended and Restated Certificate of Incorporation, the Class B Common Stock was eliminated and each share of Class A Common Stock was renamed as "Common Stock." As a result, we now have 181,000,000 shares of Common Stock authorized.

         Pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Department of Health and Human Services ("HHS") issued final Privacy Regulations in December 2000, and final regulations on Standards for Electronic Transactions in August 2000. These regulations govern the use and disclosure of individually identifiable health information by certain entities, and establishes new standards for electronic transmission of certain types of health care data, including on-line pharmacy claims transactions. These regulations will require us to make extensive system and operational changes. We have assessed the steps necessary to comply with these regulations, each of which provides for a two-year implementation period. We have also tentatively assessed compliance requirements under HHS's proposed Security Regulations, for which a final effective date has not yet been established. We have estimated our total direct costs of initial implementation over the implementation period, and we do not currently expect these costs to be material to our results of operations, balance sheet or cash flows in any fiscal year. We have established a project management office with full-time project management staff to lead the implementation. We can give no assurances that our current estimate of the cost of implementation will prove to be accurate. During the initial stages of implementation we have discovered certain technical problems with the Standard Transaction Regulations, which, if not corrected by HHS, could have an adverse effect on our ability to conduct business operations after the effective date of these regulations, and could result in the incurrence of costs not included in our initial project cost estimates, which could be material to our financial statements.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Quebec, Canada-based PBM, CAPSS, for approximately CAN$25.9 million (approximately US$16.9 million). The transaction, which has been accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in the consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,351,000 which is being amortized using the straight-line method over the estimated useful life of 30 years.

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

MARKET RISK

         Effective January 1, 2001, we adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during 2001 by $612,000, net of taxes, in the accompanying Unaudited Consolidated Statement of Changes in Stockholders' Equity due to a cumulative effect of change in accounting principle.

         We use interest rate swap agreements from separate financial institutions to manage our interest rate risk on future interest payments. We have entered into two interest rate swaps that have fixed the interest rate as of June 30, 2001 for approximately $100 million of our variable rate debt under our Credit Facility. Under our first interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $47 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 5.88% per annum. This swap matures in October 2001.

         Under our second interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $53 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will increase to approximately $98 million in October 2001 and $100 million in April 2002. Beginning in April 2003, the notional principal amount will reduce to $60 million and in April 2004 the notional principal amount will reduce to $20 million until maturing in April 2005.

         Our present interest rate swap agreements are cash flow hedges as they agree to pay fixed-rates of interest, which are hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements is reported on the balance sheet in other liabilities ($3,006,000 pre-tax at June 30, 2001) and the related gains or losses on these agreements are deferred in shareholders' equity as a component of comprehensive income (a $1,244,000, net of taxes, reduction at June 30, 2001). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the six months ended June 30, 2001, the gains and losses on the ineffective portion of our swap agreements were not material to the consolidated financial statements.

         Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at June 30, 2001 would have caused the fair value of the swaps to decrease by $238,000, resulting in a liability with a fair value of $3,244,000.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

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

         On March 20, 2001, the court granted defendants' motion for summary judgment on all claims' motions for on al claims. At the same time the court denied a motion for partial summary judgment on claims under Sections 11 and 12(2) of the Securities Act of 1933. Plaintiffs have filed a Notice of Appeal of several orders by the court, including the order with respect to the motions for summary judgement and the April 1, 1998 order regarding consolidation of the lawsuits. The court has established a schedule for the filing of briefs with respect to the appeal, although no briefs have yet been filed.

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

     (a)  The Company's annual meeting of stockholders was held on May 23, 2001.

     (b) The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified:

                                Stuart L. Bascomb
                                 Gary G. Benanav
                                Frank J. Borelli
                               Thomas P. Mac Mahon
                                Seymour Sternberg
                                 Barrett A. Toan
                                Howard L. Waltman
                                 Norman Zachary

         (c)  The stockholder vote for each director was as follows:

                                                 Votes               Votes
                                               Cast for            Withheld
                                            ---------------    ----------------

              Stuart L. Bascomb                36,191,295           590,967
              Gary G. Benanav                  35,197,714         1,584,548
              Frank J. Borelli                 35,201,023         1,581,239
              Thomas P. Mac Mahon              36,068,864           713,398
              Seymour Sternberg                35,202,124         1,580,138
              Barrett A. Toan                  35,620,593         1,161,669
              Howard L. Waltman                36,067,829           714,433
              Norman Zachary                   36,067,520           714,742

         The stockholders also voted to:

          (1) Approve and ratify the Express Scripts, Inc. 2000 Long-Term Incentive Plan (24,418,207 affirmative votes; 8,242,902 negative votes; 512,146 abstention votes);

          (2) Ratify the adoption of the Indemnification and Insurance Amendment to the Company's Bylaws (30,168,267 affirmative votes; 2,898,995 negative votes; 105,993 abstention votes);

          (3) Approve and ratify the Company's Amended and Restated Certificate of Incorporation (32,497,388 affirmative votes; 627,560 negative votes; 48,307 abstention votes); and

          (4) Ratify the appointment of PricewaterhouseCoopers LLP as the Corporation's Independent Accountants for 2001 (36,033,806 affirmative votes; 723,651 negative votes; 37,604 abstention votes).

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  See Index to Exhibits on page 20.
              --------

         (b)  Reports on Form 8-K.
              -------------------

                      (i) On April 9, 2001, we filed a Current Report on Form 8-K, dated April 6, 2001, under Item 9, concerning the Robinson-Humphry 30th Annual Institutional Conference in which David Myers, Senior Director of Investor Relations will be speaking.

                      (ii) On April 19, 2001, we filed a Current Report on Form
                           8-K, dated April 18, 2000, under Items 5, 7 and 9, regarding a press release we issued concerning our first quarter 2001 financial performance.

                      (iii)On May 24, 2001, we filed a Current Report on Form
                           8-K, dated May 23, 2001, under Items 5 and 7, regarding a press release we issued concerning our announcement of a two-for-one stock split for shareholders of record as of June 8, 2001 and to announce that we held our Annual Meeting of Stockholders, at which the stockholders of the Company approved each of the five proposals set forth in our Proxy Statement dated April 9, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EXPRESS SCRIPTS, INC.
                                       (Registrant)



Date:    August 9, 2001                 By:   /s/ Barrett A. Toan
                                             ---------------------------
                                         Barrett A. Toan, Chairman of the Board,
                                         President and Chief Executive Officer



Date:    August 9, 2001                 By:  /s/ George Paz
                                             ---------------------------
                                         George Paz, Senior Vice President and
                                         Chief Financial Officer

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

3.1(2)         Amended and Restated Certificate of Incorporation of the Company.

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

10.1(2)        Amended and Restated Express Scripts, Inc. 2000 Long Term
               Incentive Plan.

10.2(1),(2)    Amendment No.4 Waiver and Consent to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent,
               BT Alex. Brown Incorporated as Co-Arranger, The First National
               Bank of Chicago as Co-Documentation Agent, and Mercantile Bank,
               N.A. as Co-Documentation Agent, and certain related schedules.

10.3(2) Addendum to Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, in the form of Exhibit I to the Company Pledge Agreement, dated May 4, 2001.

10.4(2) Addendum to Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, in the form of Exhibit I to the Company Pledge Agreement, dated June 20, 2001.

10.5(2) Addenda to the Subsidiary Pledge Agreement dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc., each in the from of Exhibit I to the Subsidiary Pledge Agreement, adding ESI Partnership, ESI Mail Pharmacy Service, Inc. and ESI-GP Holdings as parties.

(1) The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
(2)  Filed herein.