Form 10-Q
period 2001-09-30
EXPRESS SCRIPTS INC
filed 2001-11-13
CIK 885721

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 X For the quarterly period ended September 30, 2001.

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


Common stock outstanding as of October 31, 2001:              79,172,701  Shares




--------------------------------------------------------------------------------

                              EXPRESS SCRIPTS, INC.

                                      INDEX


                                                                     PAGE NUMBER

Part I     Financial Information                                          3

           Item 1.  Financial Statements (unaudited)

                    a) Consolidated Balance Sheet                         3

                    b) Consolidated Statement of Operations               4

                    c) Consolidated Statement of Changes
                       in Stockholders' Equity                            5

                    d) Consolidated Statement of Cash Flows               6

                    e) Notes to Consolidated Financial Statements         7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        16

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risks                                         22

Part II    Other Information

           Item 1.  Legal Proceedings                                    23

           Item 2.  Changes in Securities and Use of Proceeds -
                    (Not Applicable)

           Item 3.  Defaults Upon Senior Securities - (Not Applicable)

           Item 4.  Submission of Matters to a Vote of
                    Security Holders -(Not Applicable)

           Item 5.  Other Information - (Not Applicable)

           Item 6.  Exhibits and Reports on Form 8-K                     24

Signatures                                                               25

Index to Exhibits                                                        26


                          PART I. FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------------------
ITEM 1.     FINANCIAL STATEMENTS
                                                 EXPRESS SCRIPTS, INC.
                                         UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                                    SEPTEMBER 30,        DECEMBER 31,
(in thousands, except share data)                                                       2001                 2000

Assets
Current assets:
   Cash and cash equivalents                                                         $   104,820          $    53,204
   Receivables, net                                                                      831,921              802,790
   Inventories                                                                           109,243              110,053
   Other current assets                                                                   26,121               32,122
                                                                                   ----------------     ----------------
        Total current assets                                                           1,072,105              998,169
Property and equipment, net                                                              154,869              147,709
Goodwill, net                                                                            951,273              967,017
Other intangible assets, net                                                             164,274              157,094
Other assets                                                                              17,777                6,655
                                                                                   ----------------     ----------------
        Total assets                                                                 $ 2,360,298          $ 2,276,644
                                                                                   ================     ================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                        $   831,605          $   878,622
   Other current liabilities                                                             290,388              237,322
                                                                                   ----------------     ----------------
        Total current liabilities                                                      1,121,993            1,115,944
Long-term debt                                                                           346,199              396,441
Other liabilities                                                                         76,329               59,015
                                                                                   ----------------     ----------------
        Total liabilities                                                              1,544,521            1,571,400
                                                                                   ----------------     ----------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no
      shares issued and outstanding                                                            -                    -
   Common Stock, $0.01 par value, 181,000,000 and 150,000,000 shares authorized, respectively, and 79,260,000 and 39,044,000 shares
      issued and outstanding, respectively                                                   792                  390
   Class B Common Stock, $0.01 par value, no shares and 31,000,000 shares
      authorized, respectively, and no shares issued and outstanding                           -                    -
   Additional paid-in capital                                                            488,142              441,387
   Unearned compensation under employee compensation plans                               (19,116)             (13,676)
   Accumulated other comprehensive income                                                 (4,914)                 (97)
   Retained earnings                                                                     377,928              287,414
                                                                                   ----------------     ----------------
                                                                                         842,832              715,418
   Common Stock in treasury at cost, 570,000 and 270,000
      shares, respectively                                                               (27,055)             (10,174)
                                                                                   ----------------     ----------------
        Total stockholders' equity                                                       815,777              705,244
                                                                                   ----------------     ----------------
        Total liabilities and stockholders' equity                                   $ 2,360,298          $ 2,276,644
                                                                                   ================     ================

See accompanying Notes to Consolidated Financial Statements


                              EXPRESS SCRIPTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
(in thousands, except per share data)                     2001                2000                 2001                2000
                                                     ----------------    ----------------     ----------------    ----------------
Revenues:
   Revenues                                            $ 2,349,770         $ 1,732,151          $ 6,612,372         $ 4,854,942
   Other revenues                                                -               4,338                    -              10,423
                                                     ----------------    ----------------     ----------------    ----------------
                                                         2,349,770           1,736,489            6,612,372           4,865,365
Cost and expenses:
   Cost of revenues                                      2,205,472           1,603,650            6,172,736           4,462,677
   Selling, general and administrative                      84,067              82,687              266,610             253,479
                                                     ----------------    ----------------     ----------------    ----------------
                                                         2,289,539           1,686,337            6,439,346           4,716,156
                                                     ----------------    ----------------     ----------------    ----------------
Operating income                                            60,231              50,152              173,026             149,209
                                                     ----------------    ----------------     ----------------    ----------------
Other income (expense):
   Undistributed loss from joint venture                      (435)                  -               (1,093)                  -
   Write-off of marketable securities                            -                   -                    -            (155,500)
   Interest income                                           1,837               2,774                5,521               6,201
   Interest expense                                         (8,417)            (10,861)             (26,190)            (38,245)
                                                     ----------------    ----------------     ----------------    ----------------
                                                            (7,015)             (8,087)             (21,762)           (187,544)
                                                     ----------------    ----------------     ----------------    ----------------
Income (loss) before income taxes                           53,216              42,065              151,264             (38,335)
Provision (benefit) for income taxes                        20,653              17,292               60,378             (10,363)
                                                     ----------------    ----------------     ----------------    ----------------
Income (loss) before extraordinary items                    32,563              24,773               90,886             (27,972)
Extraordinary items, net of taxes                             (372)               (898)                (372)               (898)
                                                     ----------------    ----------------     ----------------    ----------------
Net income (loss)                                      $    32,191         $    23,875          $    90,514         $   (28,870)
                                                     ================    ================     ================    ================

Basic earnings (loss) per share:
   Before extraordinary items                          $      0.41         $      0.32          $      1.16         $     (0.37)
   Extraordinary items                                           -               (0.01)                   -               (0.01)
                                                     ----------------    ----------------     ----------------    ----------------
   Net income (loss)                                   $      0.41         $      0.31          $      1.16         $     (0.38)
                                                     ================    ================     ================    ================
Weighted average number of common shares
   outstanding during the period - Basic EPS                78,382              76,662               77,978              76,326
                                                     ================    ================     ================    ================

Diluted earnings (loss) per share:
   Before extraordinary items                          $      0.40         $      0.31          $      1.13         $     (0.37)
   Extraordinary items                                           -               (0.01)                   -               (0.01)
                                                     ----------------    ----------------     ----------------    ----------------
   Net income (loss)                                   $      0.40         $      0.30          $      1.13         $     (0.38)
                                                     ================    ================     ================    ================
Weighted average number of common shares
   outstanding during the period - Diluted EPS              80,612              78,580               80,156              76,326
                                                     ================    ================     ================    ================

See accompanying Notes to Consolidated Financial Statements




                                                            EXPRESS SCRIPTS, INC.
                                     UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Number                                        Amount
                                      of Shares
                                      ---------    --------------------------------------------------------------------------------
                                                                     Unearned
                                                                   Compensation     Accumulated
                                                      Additional  Under Employee       Other
                                       Common  Common   Paid-in    Compensation    Comprehensive    Retained    Treasury
(in thousands)                         Stock    Stock   Capital        Plans           Income       Earnings      Stock      Total
---------------------------------------------  ------------------------------------------------------------------------------------
Balance at December 31, 2000           39,044   $390   $ 441,387    $(13,676)        $   (97)       $287,414   $ (10,174) $ 705,244
                                       ------   -----------------------------------------------------------------------------------
    Net income                              -      -           -           -               -          90,514           -     90,514
    Other comprehensive income,
     Foreign currency
      translation adjustment                -      -           -           -            (915)              -           -       (915)
     Cumulative effect of change in
      accounting for derivative
       financial instruments, net of
        taxes                               -      -           -           -            (612)              -           -       (612)
     Realized and unrealized losses
      on derivative financial
       instruments, net of taxes            -      -           -           -          (3,290)              -           -     (3,290)
                                       --------------------------------------------------------------------------------------------
  Comprehensive (loss) income               -      -           -           -          (4,817)         90,514           -     85,697
  Stock split in form of stock
    dividend                           39,292    393        (393)          -               -               -           -          -
  Treasury stock acquired                   -      -           -           -               -               -     (27,055)   (27,055)
  Common stock issued under
    employee plans                        129      1      15,137     (13,673)              -               -           -      1,465
  Amortization of unearned
    compensation under
     employee plans                         -      -           -       8,233               -               -           -      8,233
  Exercise of stock options               795      8      12,016           -               -               -      10,174     22,198
  Tax benefit relating to
    employee stock options                  -      -      19,995           -               -               -           -     19,995
                                       --------------------------------------------------------------------------------------------
Balance at September 30, 2001          79,260   $792   $ 488,142    $(19,116)        $(4,914)       $377,928   $ (27,055) $ 815,777
                                       ============================================================================================
See accompanying Notes to Consolidated Financial Statements




                                                 EXPRESS SCRIPTS, INC.
                                    UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
(in thousands)                                                                   2001         2000
                                                                            ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                        $  90,514    $ (28,870)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                          58,838       59,631
        Write-off of marketable securities                                        -        155,500
        Non-cash adjustments to net income (loss)                              54,182      (23,342)
        Net changes in operating assets and liabilities                       (35,482)      (5,750)
                                                                            ---------    ---------
Net cash provided by operating activities                                     168,052      157,169
                                                                            ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment                                        (36,830)     (46,976)
   Proceeds from the sale of property and equipment                               844        8,831
   Acquisition, net of cash acquired and investment
     in joint venture                                                         (19,582)         -
   Other                                                                       (7,234)        (966)
                                                                            ---------    ---------
Net cash used in investing activities                                         (62,802)     (39,111)
                                                                            ---------    ---------

Cash flows from financing activities:
   Repayment of long-term debt                                                (50,000)    (210,069)
   Treasury stock acquired                                                    (27,055)     (30,247)
   Proceeds from employee stock plans                                          23,663       11,963
                                                                            ---------    ---------
Net cash used in financing activities                                         (53,392)    (228,353)
                                                                            ---------    ---------

Effect of foreign currency translation adjustment                                (242)        (153)
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                           51,616     (110,448)
Cash and cash equivalents at beginning of period                               53,204      132,630
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $ 104,820    $  22,182
                                                                            =========    =========

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

         In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2001, the Unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2001 and 2000, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2001, and the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 2 - RECEIVABLES

         Included in accounts receivable, net as of September 30, 2001 and December 31, 2000, are allowance for doubtful accounts of $25,254,000 and $22,677,000, respectfully.

         As of September 30, 2001 and December 31, 2000, unbilled receivables were $410,706,000 and $394,205,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

NOTE 3 - EARNINGS PER SHARE (REFLECTING THE TWO-FOR-ONE STOCK SPLIT EFFECTIVE JUNE 22, 2001)

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all periods are outstanding stock options (1,971,000 and 1,515,000 for the nine months ended September 30, 2001 and 2000, respectively), any unvested shares and shares issuable pursuant to employee elected deferral under the executive deferred compensation plan (20,000 for the nine months ended September 30, 2001) and restricted stock we have issued (187,000 for the nine months ended September 30, 2001), all calculated under the "treasury stock" method in accordance with Financial Accounting Standards Board Statement No. ("FAS") 128, "Earnings Per Share". Due to the net loss in 2000, all potentially dilutive common shares (1,515,000 for the nine months ended September 30, 2000) have been excluded as they are anti-dilutive.

NOTE 4 - CHANGES IN BUSINESS

         On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell our Express Scripts Infusion Services branch offices for an amount approximating book value of the assets. In addition, we discontinued all of our remaining acute home infusion services revenue generating activities. The sale to Option Care, Inc. did not have a material effect on our financial statements.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which has been accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in the consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000 which is being amortized using the straight-line method over the estimated useful life of 30 years. Pro forma information, as if CAPSS had been acquired as of the beginning of the year, is not being presented as the inclusion of CAPSS financial data would not have a material impact to our consolidated financial statements.

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, pharmacy benefit management ("PBM") companies and health plans. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the next five years with approximately $6 million committed for 2001. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub's loss for the three months and nine months ended September 30, 2001 is $435,000 ($272,000 net of tax) and $1,093,000
($679,000 net of tax), respectively, and has been recorded in other income (expense) in our Unaudited Consolidated Statement of Operations.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

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

         We use interest rate swap agreements from separate financial institutions to manage our interest rate risk on future interest payments. We have entered into two interest rate swaps that have fixed the interest rate as of September 30, 2001 for approximately $100 million of our variable rate debt under our credit facility. Under our first interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $47 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 5.88% per annum. This swap matured in October 2001.

         Under our second interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $53 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount increased to approximately $98 million in October 2001 and will increase to $100 million in October 2002. Beginning in April 2003, the notional principal amount will reduce to $60 million and in April 2004 the notional principal amount will reduce to $20 million until maturing in April 2005.

         Our present interest rate swap agreements are cash flow hedges as they agree to pay fixed-rates of interest, which are hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements is reported on the balance sheet in other liabilities ($6,291,000 pre-tax at September 30, 2001) and the related gains or losses on these agreements are deferred in shareholders' equity as a component of other comprehensive income (a $3,902,000, net of taxes, reduction at September 30, 2001). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the nine months ended September 30, 2001, the gains and losses on the ineffective portion of our swap agreements was not material to the consolidated financial statements.

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

         As of September 30, 2001, we have repurchased a total of 3,100,000 shares of our Common Stock (reflecting the two-for-one stock split effective June 22, 2001) under the stock repurchase program that we announced on October 25, 1996, of which, 570,000 shares were repurchased during the nine months ended September 30, 2001. Approximately 2,530,000 shares have been reissued in connection with employee compensation plans through September 30, 2001. Our Board of Directors approved the repurchase of up to 5,000,000 shares (reflecting the two-for-one stock split effective June 22, 2001), and placed no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

NOTE 7 - MARKETABLE SECURITIES

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

NOTE 8 - FINANCING

         During the third quarter of 2001, we prepaid $50 million of our Term A loans. Beginning in March 2004, we are required to make annual principal payments on the Term A loans of $39,450,000 in 2004 and $65,550,000 in 2005. As a result of the prepayment on the Term A loans, we recognized a $372,000, net of tax, extraordinary loss from the write-off of deferred financing fees.

NOTE 9 - RESTRUCTURING

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

                                        BALANCE AT                                   BALANCE AT
                                       DECEMBER 31,        2001         2001        SEPTEMBER 30,
(IN THOUSANDS)                             2000         ADDITIONS       USAGE          2001
--------------------------------------------------------------------------------------------------
NON-CASH

Write-down of long-lived assets          $       28     $        -    $       28     $        -
CASH
Termination fees and rent                       127              -           127              -
                                      ------------------------------------------------------------
                                         $      155     $        -    $      155     $        -
                                      ============================================================

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Practice Patterns Science, Inc., Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. Separate financial statements of the Guarantors are not presented as we have determined them not to be material to investors. Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. During 2001 and 2000, we undertook an internal corporate reorganization to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx, and to create several new entities to conduct certain activities, including Express Scripts Specialty Distribution Services ("SDS"), ESI Mail Pharmacy Service, Inc. ("ESI MPS"), Express Access Pharmacy, Inc. ("EAP") and ESI Resources, Inc. ("ERI"). Consequently, the assets, liabilities and operations of ValueRx are incorporated into those of the issuer, Express Scripts, Inc. and the assets, liabilities and operations of SDS, ESI MPS, EAP and ERI are incorporated into those of the Guarantors.


CONDENSED CONSOLIDATING BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                       NON-GUARANTORS
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS                       ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2001
Current assets                                     $   877,123     $   189,469      $     5,513     $          -     $ 1,072,105
Property and equipment, net                            123,482          29,882            1,505                -         154,869
Investments in subsidiaries                          1,209,885         753,821            4,821       (1,968,527)              -
Intercompany                                           387,578        (374,022)         (13,556)               -               -
Goodwill, net                                          243,878         692,185           15,210                -         951,273
Other intangible assets, net                            50,818         108,616            4,840                -         164,274
Other assets                                            91,821         (76,878)           2,834                -          17,777
                                                 ----------------------------------------------------------------------------------
    Total assets                                   $ 2,984,585     $ 1,323,073      $    21,167     $ (1,968,527)    $ 2,360,298
                                                 ==================================================================================

Current liabilities                                $   506,722     $   600,142      $    15,129     $          -     $ 1,121,993
Long-term debt                                         346,199               -                -                -         346,199
Other liabilities                                      133,711         (55,431)          (1,951)               -          76,329
Stockholders' equity                                 1,997,953         778,362            7,989       (1,968,527)        815,777
                                                 ----------------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $ 2,984,585     $ 1,323,073      $    21,167     $ (1,968,527)    $ 2,360,298
                                                 ==================================================================================

AS OF DECEMBER 31, 2000
Current assets                                     $   755,995     $   236,311      $     5,863     $          -     $   998,169
Property and equipment, net                            120,754          24,724            2,231                -         147,709
Investments in subsidiaries                            866,561               -            2,261         (868,822)              -
Intercompany                                          (219,809)        226,975           (7,166)               -               -
Goodwill, net                                          251,139         711,062            4,816                -         967,017
Other intangible assets, net                            55,175         101,640              279                -         157,094
Other assets                                            77,505         (73,162)           2,312                -           6,655
                                                 ----------------------------------------------------------------------------------
    Total assets                                   $ 1,907,320     $ 1,227,550      $    10,596     $   (868,822)    $ 2,276,644
                                                 ==================================================================================

Current liabilities                                $   630,888     $   478,583      $     6,473     $          -     $ 1,115,944
Long-term debt                                         396,441               -                -                -         396,441
Other liabilities                                      125,264         (64,514)          (1,735)               -          59,015
Stockholders' equity                                   754,727         813,481            5,858         (868,822)        705,244
                                                 ----------------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $ 1,907,320     $ 1,227,550      $    10,596     $   (868,822)    $ 2,276,644
                                                 ==================================================================================




CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                       NON-GUARANTORS
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS                       ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Total revenues                                     $ 1,417,020     $   928,906      $     3,844      $         -     $ 2,349,770
Operating expenses                                   1,365,739         920,940            2,860                -       2,289,539
                                                 ----------------------------------------------------------------------------------
    Operating income                                    51,281           7,966              984                -          60,231
Undistributed loss from joint venture                     (435)              -                -                -            (435)
Interest expense, net                                   (5,810)             (9)            (761)               -          (6,580)
                                                 ----------------------------------------------------------------------------------
    Income before tax effect                            45,036           7,957              223                -          53,216
Income tax provision (benefit)                          17,999           3,106             (452)               -          20,653
                                                 ----------------------------------------------------------------------------------
    Income before extraordinary item                    27,037           4,851              675                -          32,563
Extraordinary item, net of tax                            (372)              -                -                -            (372)
                                                 ----------------------------------------------------------------------------------
    Net income                                     $    26,665     $     4,851      $       675      $         -     $    32,191
                                                 ==================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2000
Total revenues                                     $ 1,088,832     $   644,464      $     3,193      $         -     $ 1,736,489
Operating expenses                                   1,069,419         613,596            3,322                -       1,686,337
                                                 ----------------------------------------------------------------------------------
    Operating income (loss)                             19,413          30,868             (129)               -          50,152
Interest (expense) income, net                          (8,091)             (7)              11                -          (8,087)
                                                 ----------------------------------------------------------------------------------
    Income (loss) before tax effect                     11,322          30,861             (118)               -          42,065
Income tax provision (benefit)                           6,111          11,205              (24)               -          17,292
                                                 ----------------------------------------------------------------------------------
    Income (loss) before extraordinary item              5,211          19,656              (94)               -          24,773
Extraordinary item, net of tax                            (898)              -                -                -            (898)
                                                 ----------------------------------------------------------------------------------
    Net income (loss)                              $     4,313     $    19,656      $       (94)     $         -     $    23,875
                                                 ==================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2001
Total revenues                                     $ 4,060,446     $ 2,539,145      $    12,781      $         -     $ 6,612,372
Operating expenses                                   3,921,949       2,507,136           10,261                -       6,439,346
                                                 ----------------------------------------------------------------------------------
    Operating income                                   138,497          32,009            2,520                -         173,026
Undistributed loss from joint venture                   (1,093)              -                -                -          (1,093)
Interest expense, net                                  (19,977)            (14)            (678)               -         (20,669)
                                                 ----------------------------------------------------------------------------------
    Income before tax effect                           117,427          31,995            1,842                -         151,264
Income tax provision                                    48,062          12,130              186                -          60,378
                                                 ----------------------------------------------------------------------------------
    Income before extraordinary item                    69,365          19,865            1,656                -          90,886
Extraordinary item, net of tax                            (372)              -                -                -            (372)
                                                 ----------------------------------------------------------------------------------
    Net income                                     $    68,993     $    19,865      $     1,656      $         -     $    90,514
                                                 ==================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2000
Total revenues                                     $ 3,021,343     $ 1,835,376      $     8,646      $         -     $ 4,865,365
Operating expenses                                   2,956,552       1,750,303            9,301                -       4,716,156
                                                 ----------------------------------------------------------------------------------
    Operating income (loss)                             64,791          85,073             (655)               -         149,209
Write-off of marketable securities                           -        (155,500)               -                -        (155,500)
Interest (expense) income, net                         (32,046)            (10)              12                -         (32,044)
                                                 ----------------------------------------------------------------------------------
    Income (loss) before tax effect                     32,745         (70,437)            (643)               -         (38,335)
Income tax provision (benefit)                          16,669         (26,850)            (182)               -         (10,363)
                                                 ----------------------------------------------------------------------------------
    Income (loss) before extraordinary item             16,076         (43,587)            (461)               -         (27,972)
Extraordinary item, net of tax                            (898)              -                -                -            (898)
                                                 ----------------------------------------------------------------------------------
    Net income (loss)                              $    15,178     $   (43,587)     $      (461)     $         -     $   (28,870)
                                                 ==================================================================================




CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                       NON-GUARANTORS
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS                       ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Net cash (used in) provided by
  operating activities                             $   (59,168)    $   212,991      $    14,376      $      (147)    $   168,052
                                                 ----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                   (27,241)         (9,466)            (123)               -         (36,830)
  Acquisitions and joint venture                        (3,182)              -          (16,400)               -         (19,582)
  Other                                                 (6,862)            810             (338)               -          (6,390)
                                                 ----------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                                 (37,285)         (8,656)         (16,861)               -         (62,802)
                                                 ----------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                          (50,000)              -                -                -         (50,000)
  Treasury stock acquired                              (27,055)              -                -                -         (27,055)
  Proceeds from employee stock plans                    23,663               -                -                -          23,663
  Net transactions with parent                         202,443        (207,810)           5,220              147               -
                                                 ----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                 149,051        (207,810)           5,220              147         (53,392)
                                                 ----------------------------------------------------------------------------------

Effect of foreign currency
  translation adjustment                                     -               -             (242)               -            (242)
                                                 ----------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                      52,598          (3,475)           2,493                -          51,616
Cash and cash equivalents at beginning
  of the period                                        148,311         (98,519)           3,412                -          53,204
Cash and cash equivalents at end
                                                 ----------------------------------------------------------------------------------
  of the period                                    $   200,909     $  (101,994)     $     5,905      $         -     $   104,820
                                                 ==================================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                       NON-GUARANTORS
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS                       ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2000
Net cash (used in) provided by
  operating activities                             $  (378,344)    $   539,044      $    (3,384)     $      (147)    $   157,169
                                                 ----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                   (79,381)         32,528             (123)               -         (46,976)
  Proceeds from the sale of equipment                    8,831               -                -                -           8,831
  Other                                                   (966)              -                -                -            (966)
                                                 ----------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                                 (71,516)         32,528             (123)               -         (39,111)
                                                 ----------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                         (210,069)              -                -                -        (210,069)
  Treasury stock acquired                              (30,247)              -                -                -         (30,247)
  Proceeds from employee stock plans                    11,963               -                -                -          11,963
  Net transactions with parent                         753,399        (755,888)           2,342              147               -
                                                 ----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                 525,046        (755,888)           2,342              147        (228,353)
                                                 ----------------------------------------------------------------------------------

Effect of foreign currency
  translation adjustment                                     -               -             (153)               -            (153)
                                                 ----------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                      75,186        (184,316)          (1,318)               -        (110,448)
Cash and cash equivalents at beginning
  of the period                                        123,722           4,198            4,710                -         132,630
Cash and cash equivalents at end
  of the period                                  ----------------------------------------------------------------------------------
                                                   $   198,908     $  (180,118)     $     3,392      $         -     $    22,182
                                                 ==================================================================================

NOTE 11 - SEGMENT REPORTING

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

         The following table presents information about the reportable segments for the:

(IN THOUSANDS)                              PBM        NON-PBM      TOTAL
-------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Total revenues                          $ 2,335,537    $14,233   $ 2,349,770
Income before income taxes                   50,751      2,465        53,216

THREE MONTHS ENDED SEPTEMBER 30, 2000
Total revenues                          $ 1,715,008    $21,481   $ 1,736,489
Income before income taxes                   38,350      3,715        42,065

NINE MONTHS ENDED SEPTEMBER 30, 2001
Total revenues                          $ 6,557,236    $55,136   $ 6,612,372
Income before income taxes                  146,009      5,255       151,264

NINE MONTHS ENDED SEPTEMBER 30, 2000
Total revenues                          $ 4,799,768    $65,597   $ 4,865,365
(Loss) income before income taxes           (52,245)    13,910       (38,335)

         Included in PBM loss before taxes for the nine months ended September 30, 2000 is the non-cash write-off of $155,500,000 ($97,032,000 net of taxes) of our investment in PlanetRx (see Note 7).

NOTE 12 - NEW ACCOUNTING GUIDANCE

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

         FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually in accordance with FAS 142 and when events or circumstances occur indicating that goodwill might be impaired. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation). FAS 142 requires the disclosure of income before extraordinary items and net income, and earnings per share for both income measures, all computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with FAS 142. Had FAS 142 been effective for 2001, our net income (loss) before extraordinary items would have been $39,107,000 or $0.49 per diluted share and $31,259,000, or $0.40 per diluted share, for the three months ended September 30, 2001 and 2000, respectively and $110,511,000, or $1.38 per diluted share and $(8,746,000), or $(0.11) per diluted share, for the nine months ended September 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this Item 2, "we," "us," "our" and the "Company" refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission ("SEC") and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to:

o risks associated with our ability to maintain internal growth rates, or to control operating or capital costs
o continued pressure on margins resultingfrom client demands for enhanced service offerings and higher service levels
o competition, including price competition, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers
o adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, such as the privacy, security and standard transactions regulations under the Health Insurance Portability and Accountability Act (HIPAA)), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations
o the possible termination of, or unfavorable modification to, contracts with key clients or providers
o the possible loss of relationships with pharmaceutical manufacturers, or changes in pricing, discounts or other practices of pharmaceutical manufacturers
o    adverse results in litigation
o    risks associated with our leverage and debt service obligations
o risks associated with our ability to continue to develop new products, services and delivery channels
o developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs o risks associated with our financial commitment relating to the RxHub venture
o uncertainties regarding the implementation and the ultimate terms of proposed government initiatives
o increase in credit risk relative to our clients due to adverse economic trends
o    other risks described from time to time in our filings with the SEC

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

         Non-PBM revenues are derived from administrative fees received from drug manufacturers for the dispensing or distribution of pharmaceuticals requiring special handling or packaging and ingredient costs of pharmaceuticals dispensed from retail pharmacies related to a new sample card program under our Express Scripts Specialty Distribution Services subsidiary ("SDS"). Additionally, the associated costs for this sample card program are recorded in cost of revenues. Non-PBM revenues are also generated from the sale of pharmaceuticals for and the provision of infusion therapy services through our Express Scripts Infusion Services subsidiary ("Infusion Services"). On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell our

Express Scripts Infusion Services branch offices for an amount approximating book value of the assets. In addition, we discontinued all of our remaining acute home infusion services revenue generating activities. As a result of winding down our operations, we expect to continue to incur some operating expenses throughout the remainder of 2001, but we generated revenues for Infusion Services only through June 12, 2001.

         During 2001, we increased our membership to approximately 47.5 million members as of October 1, 2001 compared to approximately 41.5 million members as of October 1, 2000, representing a 14.5% increase. The membership count excludes 500,000 members at October 1, 2000 served under the United HealthCare ("UHC") contract, which terminated effective May 31, 2000. We developed a migration plan to transition the UHC members to their new provider throughout 2000. The increase in membership from October 1, 2000 is due in part to the addition of new clients and the acquisition of Quebec, Canada-based PBM, Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"). In computing the number of members we serve we make certain estimates and adjustments. We believe different PBMs use different factors in making these estimates and adjustments. We believe, however, that these numbers are a reasonable approximation of the actual number of members we serve.

RESULTS OF OPERATIONS

REVENUES

                                      THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                                 INCREASE/                                      INCREASE/
(IN THOUSANDS)                        2001        DECREASE       2000                2001        DECREASE       2000
---------------------------------------------------------------------------------------------------------------------------
PBM Gross Basis revenues          $    2,322,575      39.5%  $    1,664,532      $    6,513,216      41.2%  $    4,613,581
PBM Net Basis revenues                    12,962     -71.9%          46,138              44,020     -75.0%         175,764
Other revenues                                 -         nm           4,338                   -         nm          10,423
                                 -------------------------------------------    -------------------------------------------
  Total PBM revenues                   2,335,537      36.2%       1,715,008           6,557,236      36.6%       4,799,768
  Non-PBM revenues                        14,233     -33.7%          21,481              55,136     -15.9%          65,597
                                 -------------------------------------------    -------------------------------------------
    Total revenues                $    2,349,770      35.3%  $    1,736,489      $    6,612,372      35.9%  $    4,865,365
                                 ===========================================    ===========================================
nm  = not meaningful

         Revenues for network pharmacy claims increased $423,837,000, or 34.2%, and $1,220,878,000, or 35.1%, respectively, during the three months and nine months ended September 30, 2001 over 2000. Network pharmacy claims processed increased 21.6% to 70,373,000 during the third quarter of 2001 over 2000 and 22.1% to 214,029,000 during the nine months ended September 30, 2001 over 2000 (excluding the 14,452,000 and 56,180,000 claims processed for UHC during the three months and nine months ended September 30, 2000, respectively). These increases are due to a higher mix of clients utilizing retail pharmacy networks contracted by us, increased membership, higher drug ingredient costs resulting from price increases for existing drugs and new drugs introduced into the marketplace, and increased member utilization. The average revenue per network pharmacy claim increased 37.8% to $23.64 and 46.1% to $21.97 over the three months and nine months ended September 30, 2000 due to the termination of the UHC contract and a higher mix of clients utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the client. The UHC contract was recorded on the Net Basis, where only the administrative fee was recorded in revenue, thus reducing the average revenue per network pharmacy claim during 2000. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis, therefore this shift to our retail pharmacy networks results in increased Gross Basis revenues.

         Revenues for mail pharmacy services and mail pharmacy claims processed increased $199,839,000, or 43.9%, and 1,498,000, or 38.4%, respectively for the third quarter of 2001 over 2000 and $545,775,000, or 43.0%, and 3,657,000, or
32.9%, respectively for the nine months ended September 30, 2001 over 2000. These increases are primarily due to increased membership and utilization by existing members. For the three months and nine months ended September 30, 2001, the average revenue per mail pharmacy claim increased 4.0% and 7.6% over 2000 primarily due to higher drug ingredient costs as stated above.

         The decrease in revenue for non-PBM services in the third quarter of 2001 and the nine months ended September 30, 2001 is primarily due to our sale of our Infusion Services subsidiary on June 12, 2001.


COSTS AND EXPENSES

                                           THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                       INCREASE/                                  INCREASE/
(IN THOUSANDS)                               2001      DECREASE       2000              2001      DECREASE       2000
---------------------------------------------------------------------------------------------------------------------------

   PBM                                   $   2,196,345     38.3%  $   1,588,135     $   6,134,406     38.8%  $   4,418,445
     Percentage of total PBM revenues            94.0%                    92.6%             93.6%                    92.1%
   Non-PBM                                       9,127    -41.2%         15,515            38,330    -13.3%         44,232
     Percentage of non-PBM revenues              64.1%                    72.2%             69.5%                    67.4%
                                         ---------------------------------------    ----------------------------------------
   Cost of revenues                          2,205,472     37.5%      1,603,650         6,172,736     38.3%      4,462,677
     Percentage of total revenues                93.9%                    92.4%             93.4%                    91.7%

   Selling, general and administrative          67,935     -0.4%         68,206           219,329      8.8%        201,602
     Percentage of total revenues                 2.9%                     3.9%              3.3%                     4.1%

   Depreciation and amortization(1)             16,132     11.4%         14,481            47,281     -8.9%         51,877
     Percentage of total revenues                 0.7%                     0.8%              0.7%                     1.1%

                                        ----------------------------------------   ----------------------------------------
   Total cost and expenses               $   2,289,539     35.8%  $   1,686,337     $   6,439,346     36.5%  $   4,716,156
                                        ========================================   ========================================
     Percentage of total revenues                97.4%                    97.1%             97.4%                    96.9%

(1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $4,506 and $2,675 for the three months ended September 30, 2001 and 2000, respectively and $11,557 and $7,754 for the nine months ended September 30, 2001 and 2000, respectively.

         Our cost of revenues for PBM services as a percentage of total PBM revenues increased slightly in the third quarter of 2001 and for the nine months ended September 30, 2001 from 2000 primarily as a result of a larger percentage of our clients being recorded on the Gross Basis during 2001 versus those in 2000.

         Cost of revenues for non-PBM services decreased as a percentage of non-PBM revenues for the three months ended September 30, 2001 from 2000 due to the discontinuation of our acute home infusion services during the second quarter of 2001, which was less profitable than our SDS business. Cost of revenues for non-PBM services increased as a percentage of non-PBM revenues for the nine months ended September 30, 2001 from 2000 primarily due to the decrease in our Infusion Services subsidiary revenues (discussed above) and additional expenses involved in the wind-down of our acute home infusion services during the second quarter of 2001.

         Selling, general and administrative expenses, excluding depreciation and amortization, decreased $271,000, or 0.4%, in the third quarter of 2001 over 2000 and increased $17,727,000, or 8.8%, for the nine months ended September 30, 2001 over 2000. The increase for the nine months ended September 30, 2001 is primarily due to expenditures required to expand operational and administrative support functions in order to enhance management of the pharmacy benefit. As a percentage of total revenue, selling, general and administrative expenses have decreased to 2.9% and 3.3% for the three months and nine months ended September 30, 2001, respectively.

         Depreciation and amortization increased slightly for the third quarter of 2001 over 2000 as a result of completing and placing into service capitalized projects. Depreciation and amortization decreased for the nine months ended September 30, 2001 from 2000 primarily due to amortization of the UHC customer contract intangible asset, which fully amortized during 2000.

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

We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the next five years with approximately $6 million committed for 2001. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub's loss for the three months and nine months ended September 30, 2001 is $435,000 ($272,000 net of tax) and $1,093,000
($679,000 net of tax), respectively, and has been recorded in other income (expense) in our Unaudited Consolidated Statement of Operations.

         The $1,507,000, or 18.6%, decrease in net interest expense for the third quarter of 2001 over 2000 and $11,375,000, or 35.5%, decrease in net interest expense for the nine months ended September 30, 2001 over 2000 is due to the reduction in debt of $80 million since October 1, 2000.

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

PROVISION FOR INCOME TAXES

         Our effective tax rate decreased to 38.8% for the third quarter of 2001 and 39.9% for the nine months ended September 30, 2001 from 41.1% and 41.1%, in 2000, respectively, excluding the $58,468,000 tax benefit from the write-off of marketable securities in June 2000, discussed under "--Other Income (Expense)". These decreases are due primarily to lower taxes paid in several states as well as a decrease in non-deductible goodwill as a percentage of taxable income.

NET INCOME AND EARNINGS PER SHARE

         Our net income before extraordinary items increased $7,790,000, or 31.4%, and $21,826,000, or 31.6%, for the three months and nine months ended September 30, 2001 over 2000, excluding the $155,500,000 ($97,032,000 net of tax) write-off of marketable securities in June 2000, discussed under "--Other Income (Expense)".

         Reflecting the two-for-one stock-split effective June 22, 2001, excluding the $155,500,000 ($97,032,000 net of tax) write-off of marketable securities in June 2000, discussed under "--Other Income (Expense)" and assuming no anti-dilution using the potentially dilutive common shares of 1,515,000 for the nine months ended September 30, 2000, basic and diluted earnings per share before extraordinary items increased 28.1% and 29.0% for the third quarter of 2001 over 2000, and 28.9% and 27.0% for the nine months ended September 30, 2001 over 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2001, net cash provided by operations increased $10,883,000 to $168,052,000 from $157,169,000 in 2000. This increase is primarily due to timing of payments on our accounts payable and collection of our receivables.

         Our allowance for doubtful accounts has increased $2,577,000, or 11.4%, to $25,254,000 at September 30, 2001 from $22,677,000 at December 31, 2000 primarily due to increased reserves for Infusion Services.

         Our capital expenditures for the nine months ended September 30, 2001 decreased $10,146,000, or 21.6%, from 2000. We will continue to invest in technology that will provide efficiencies in operations, manage growth and enhance the service provided to our clients. We expect to see growth in our expenditures during the fourth quarter of 2001 and into 2002. Any future anticipated capital expenditures will be funded primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our revolving credit facility, discussed below.

         During the first nine months of 2001, we utilized our own internally generated cash to prepay $50 million of our Term A loans (described below) and repurchase 570,000 shares of our Common Stock for $27,055,000. As of September 30, 2001, we have repurchased a total of 3,100,000 shares of our Common Stock (reflecting the two-for-one stock split effective June 22, 2001) under the stock repurchase program that we announced on October 25, 1996. As of September 30, 2001, approximately 2,530,000 shares have been reissued in connection with employee compensation plans. Our Board of Directors approved the repurchase of up to 5,000,000 shares (reflecting the two-for-one stock split effective June 22, 2001), and placed no limit on the duration of the program. Additional common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

         We have a credit facility with a bank syndicate consisting of $105 million in Term A loans and a $150 million revolving credit facility, which was voluntarily reduced from $300 million in August 2001. As a result of the $50 million prepayment of our Term A loans noted above, we recorded an extraordinary charge during the third quarter of 2001 for the deferred financing fees in the amount of $372,000, net of tax. The Term A loans and the revolving credit facility mature on March 31, 2005. The credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Practice Patterns Sciences ("PPS"), Great Plains Reinsurance, ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., and is also secured by 65% of the stock of our foreign subsidiaries.

         The credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans had an interest rate of 4.71% on September 30, 2001. To alleviate interest rate volatility, we have entered into two separate swap arrangements, which are discussed in "--Market Risk" below. Beginning in March 2004, we are required to make annual principal payments on the Term A loans of $39,450,000 in 2004 and $65,550,000 in 2005. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($149 million at September 30, 2001). At September 30, 2001, we are in compliance with all covenants associated with the credit facility.

         In June 1999, we issued $250 million of 9 5/8 Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. As of September 30, 2001, $239,885,000 of Senior Notes remain outstanding. The Senior Notes are callable at specified rates beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc.

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

         FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually in accordance with FAS 142 and when events or circumstances occur indicating that goodwill might be impaired. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation). FAS 142 requires the disclosure of income before extraordinary items and net income, and earnings per share for both income measures, all computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with FAS 142. Had FAS 142 been effective for 2001, our net income (loss) before extraordinary losses would have been $39,107,000, or $0.49 per diluted share and $31,259,000, or $0.40 per diluted share, for the three months ended September 30, 2001 and 2000, respectively and $110,511,000, or $1.38 per diluted share and $(8,746,000), or $(0.11) per diluted share, for the nine months ended September 30, 2001 and 2000, respectively.

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

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Quebec, Canada-based PBM, CAPSS, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which has been accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in the consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000 which is being amortized using the straight-line method over the estimated useful life of 30 years.

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

         We use interest rate swap agreements from separate financial institutions to manage our interest rate risk on future interest payments. We have entered into two interest rate swaps that have fixed the interest rate as of September 30, 2001 for approximately $100 million of our variable rate debt under our Credit Facility. Under our first interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $47 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 5.88% per annum. This swap matured in October 2001.

         Under our second interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $53 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount increased to approximately $98 million in October 2001 and will increase to $100 million in October 2002. Beginning in April 2003, the notional principal amount will reduce to $60 million and in April 2004 the notional principal amount will reduce to $20 million until maturing in April 2005.

         Our present interest rate swap agreements are cash flow hedges as they agree to pay fixed-rates of interest, which are hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements is reported on the balance sheet in other liabilities ($6,291,000 pre-tax at September 30, 2001) and the related gains or losses on these agreements are deferred in shareholders' equity as a component of comprehensive income (a $3,902,000, net of taxes, reduction at September 30, 2001). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the nine months ended September 30, 2001, the gains and losses on the ineffective portion of our swap agreements were not material to the consolidated financial statements.

         Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at September 30, 2001 would have caused the fair value of the swaps to change by $223,000, resulting in a liability with a fair value of $6,514,000.

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

         On March 20, 2001, the court granted defendants' motion for summary judgment on all claims' motions for on al claims. At the same time the court denied a motion for partial summary judgment on claims under Sections 11 and 12(2) of the Securities Act of 1933. Plaintiffs have filed a Notice of Appeal of several orders by the court, including the order with respect to the motions for summary judgement and the April 1, 1998 order regarding consolidation of the lawsuits. The court has established a schedule for the filing of briefs with respect to the appeal and plaintiffs have filed briefs. No arguments have yet been scheduled.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.  See Index to Exhibits on page 20.
              --------

         (b)  REPORTS ON FORM 8-K.
              -------------------

                      (i) On July 20, 2001, we filed a Current Report on Form 8-K, dated July 19, 2001, under Items 5, 7 and 9, regarding a press release we issued covering our second quarter 2001 financial performance.

                      (ii) On July 31, 2001, we filed a Current Report on Form
                           8-K, dated July 25, 2001, under Item 5, regarding the declaration of a preferred share purchase right dividend by our Board of Directors.

                      (iii)On August 17, 2001, we filed a Current Report on
                           Form 8-K, dated August 17, 2001, under Item 9, regarding a press release issued by New York Life Insurance Company concerning a transaction New York Life Insurance Company effected in Express Scripts, Inc. stock.

                      (iv) On September 17, 2001, we filed a Current Report on
                           Form 8-K, dated September 17, 2001, under Item 9, regarding a press release we issued concerning our earnings estimates for the third quarter and full year 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXPRESS SCRIPTS, INC.
                                         (Registrant)



Date:    November 12, 2001               By: /S/ Barrett A.Toan
                                             ---------------------------
                                         Barrett A. Toan, Chairman of the Board,
                                         President and Chief Executive Officer



Date:    November 12, 2001               By: /S/ George Paz
                                             ---------------------------
                                         George Paz, Senior Vice President and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS
            (Express Scripts, Inc. - Commission File Number 0-20199)
Exhibit
NUMBER          EXHIBIT

2.1a Stock Purchase Agreement by and among SmithKline Beecham Corporation,SmithKline Beecham InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed February 18, 1999.

2.2 Asset Contribution and Reorganization Agreement dated August 31, 1999 by and among PlanetRx.com, Inc., PRX Holdings, Inc., PRX Acquisition, Corp., YourPharmacy.com, Inc., and Express Scripts, Inc. (incorporated by reference to the Exhibit No. 2.1 to PlanetRx's Registration Statement on Form S-1, as amended (Registration Number 333-82485)).

3.1 Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

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

10.1b Amendment No.5 to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent.


a The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
b    Filed herein.