Form 10-K
period 2001-12-31
EXPRESS SCRIPTS INC
filed 2002-03-08
CIK 885721

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   x      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD FROM                TO
                                                               --------------
          -------------.


                         Commission File Number: 0-20199

                              EXPRESS SCRIPTS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                      43-1420563
         (State or other jurisdiction                         (I.R.S. employer
       of incorporation or organization)                     identification no.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Registrant's voting stock held by non-affiliates as of January 31, 2002, was $3,556,529,585 based on 77,670,443 such shares held on such date by non-affiliates and the last sale price for the Common Stock on such date of $45.790 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant.

Common stock outstanding as of January 31, 2002:      78,091,078  Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference portions of the definitive proxy statement for the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2001.
--------------------------------------------------------------------------------

         Information that we have included or incorporated by reference in this Annual Report on Form 10-K, and information that may be contained in our other filings with the Securities and Exchange Commission (the "SEC") and our press releases or other public statements, contains or may contain forward looking statements. Please refer to a discussion of our forward looking statements and associated risks in "Item 1 --Forward Looking Statements and Associated Risks" in this Annual Report on Form 10-K.


                                     PART I

                                   THE COMPANY

Item 1 - Business

Industry Overview

         Prescription drug costs are the fastest growing component of health care costs in the United States. The U.S. Centers for Medicare & Medicaid ("CMS") estimates that prescription drugs accounted for approximately 9% of U.S. health care expenditures in 2000, and are expected to increase to about 14% by 2010. U.S. prescription drug sales for 2000 were approximately $122 billion, and CMS projects continued sales increases at an average annual growth rate of approximately 12% through 2010, compared to an average annual growth rate of approximately 7% for total health care costs during this period. Based upon information in our 2000 Annual Drug Trend report, described below under "--Clinical Support", we estimate that average drug spending will grow at an annual rate of 13% from 2001 through 2005, and that per member drug spend in 2005 will be approximately $815 compared to $450 in 2000. Factors underlying this trend include:

          o    increases in research and development expenditures by drug manufacturers, resulting in many new drug introductions
          o    a shorter U.S. Food and Drug Administration approval cycle for new pharmaceuticals
          o    high prices for new "blockbuster" drugs
          o    an aging population
          o increased demand for prescription drugs due to increased disease awareness by patients, effective direct-to-consumer advertising by drug manufacturers and a growing reliance on medication in lieu of lifestyle changes

         This trend creates a significant challenge for HMOs, health insurers, employers and unions that provide a drug benefit as part of the health plans they offer to their members. Many of these health benefit providers, or "payers", engage the services of us or other pharmacy benefit management ("PBM") companies to help them provide a cost-effective drug benefit as part of their health plan and to better understand the impact of prescription drug utilization on their overall health care expenditures.

         In general, PBMs coordinate the distribution of outpatient pharmaceuticals through a combination of benefit management services, including retail drug card programs, mail pharmacy services and formulary management programs. PBMs emerged during the late 1980s by combining traditional pharmacy claims processing and mail pharmacy services to create an integrated product offering to manage the prescription drug benefit for payers. During the early 1990s, numerous PBMs were formed, and today there are an estimated 60 PBMs serving a population of approximately 180 million members and processing approximately 2.5 billion prescriptions annually. The three largest PBMs account for approximately 50% of prescription volume. The services offered by the more sophisticated PBMs have broadened to include disease management programs, compliance programs, outcomes research, drug therapy management programs and sophisticated data analysis.

Company Overview

         We are the third largest PBM in North America. We are independent from pharmaceutical manufacturer ownership, and believe our independence is important as it allows us to make unbiased formulary recommendations to our clients, balancing both clinical efficacy and cost. We provide a full range of pharmacy benefit management services, including retail drug card programs, mail pharmacy services, drug formulary management programs and other clinical management programs for approximately 19,000 client groups that include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. As of January 1, 2002, some of our largest clients include AARP (through a contract with UnitedHealth Group), Aetna U.S. Healthcare, Blue Cross Blue Shield of Massachusetts, Blue Shield of California, Mutual of Omaha and the State of Georgia.

         Our PBM services include:

               o    network pharmacy management
               o    mail pharmacy services
               o    benefit design consultation o drug utilization review
               o    formulary management programs
               o    disease management
               o    medical and drug data analysis services
               o    compliance and therapy management programs for our clients
               o    market research programs for pharmaceutical manufacturers
               o    medical information management services
               o informed decision counseling services through our Express Health LineSM division


         Our non-PBM services include:

               o distribution of pharmaceuticals requiring special handling or packaging through our wholly owned subsidiary Express Scripts Specialty Distribution Services
               o infusion therapy services through our wholly owned subsidiary, Express Scripts Infusion Services. In June 2001, substantially all of the assets of Express Scripts Infusion Services were sold to Option Care, Inc. and we discontinued our acute home infusion business.

         Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, mail pharmacy services and infusion therapy services. In 2001, 2000 and 1999, revenues from the delivery of prescription drugs to our members represented 95.8%, 94.2% and 93.5% of our total revenues, respectively. Revenues from services, such as the administration of some clients' retail pharmacy networks, market research programs, the sale of medical information management services, the sale of informed decision counseling services and our Specialty Distribution Services comprised the remainder of our revenues.

         Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contract with us and through six mail pharmacy service centers that we operate out of leased facilities. More than 56,000 retail pharmacies, representing more than 99% of all United States retail pharmacies, participate in one or more of our networks. In 2001, we processed approximately 294.0 million network pharmacy claims and 20.5 million mail pharmacy prescriptions, with an estimated total drug spending of $16 billion. We also processed 1.9 million specialty distribution prescriptions with an estimated total drug spending of approximately $0.8 million.

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

Products and Services

Pharmacy Benefit Management Services

         Overview. Our PBM services involve the management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies. We offer our PBM services to our clients in the United States and Canada. Our PBM services include:

               o    retail network pharmacy administration
               o    mail pharmacy services
               o    benefit plan design consultation
               o    formulary administration and compliance
               o    electronic point-of-sale claims processing
               o    drug utilization review
               o therapy management services such as prior authorization, therapy guidelines, step therapy protocols and formulary management interventions
               o sophisticated management information reporting and analytic services
               o    outcomes assessments
               o    informed decision counseling
               o drug information through our DrugDigest.org and express-scripts.com websites

         During 2001, 99.2% of our revenues were derived from PBM services, compared to 98.7% and 98.5% during 2000 and 1999, respectively. The number of retail pharmacy network claims processed and mail pharmacy claims processed increased to 294.0 million and 20.5 million claims, respectively, in 2001, from
73.2 million and 3.9 million claims, respectively, in 1997. During 2000 and 1999, excluding United HealthCare ("UHC"), we processed 241.8 million and 211.3 million retail pharmacy network claims, respectively, and 15.2 million and 10.6 million mail pharmacy claims, respectively. Our contract with UHC expired on May 31, 2000 and we transitioned the UHC membership to another provider throughout 2000.

         Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans managed by us. In the United States, these pharmacies typically discount the price at which they will provide drugs to members in return for designation as an Express Scripts network pharmacy. We manage seven nationwide networks in the United States that are responsive to client preferences related to cost containment and convenience of access for members. We also manage networks of pharmacies that are under direct contract with our managed care clients. We manage one nationwide network in Canada.

         All retail pharmacies in our pharmacy networks communicate with us on-line and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified claim data in an industry-standard format through our systems, which process the claim and respond to the pharmacy, typically within one or two seconds. The electronic processing of the claim involves:

               o confirming the member's eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage, such as the amount of co-payments or deductibles the member must pay
               o performing a concurrent drug utilization review and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage
               o    updating the member's prescription drug claim record
               o if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed

         Mail Pharmacy. We operate five mail pharmacies, located in Maryland Heights, Missouri; Tempe, Arizona; Albuquerque, New Mexico; Bensalem, Pennsylvania; and Troy, New York. In addition, we operate the former Retired Persons Service, Inc. ("RPS") pharmacy, which serves AARP members. These pharmacies provide members with convenient access to maintenance medications and enable our clients and us to manage drug costs through operating efficiencies and economies of scale. In addition, through our mail service pharmacies we are directly involved with the prescriber and member, and are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks.

         Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:

               o financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, flat dollar or percentage of prescription cost co-payments, deductibles or annual benefit maximum
               o    generic drug substitution incentives
               o incentives or requirements to use only network pharmacies or to order certain drugs only by mail
               o reimbursement limitations on the amount of a drug that can be obtained in a specific period

The client's benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and enables our clients and us to monitor the financial performance of the plan.

         Formulary Development, Compliance and Therapy Management. Formularies are lists of drugs for which coverage is provided under the applicable plan. We have over 10 years of formulary development expertise and an extensive clinical pharmacy department.

         Our foremost consideration in the formulary development process is the clinical appropriateness of the drug. In developing formularies, we first perform a rigorous therapeutic assessment of the drug's clinical effectiveness. After the clinical recommendation is made, it is evaluated on an economic basis. No drug is added to the formulary until our National Pharmacy & Therapeutics Committee, a panel composed of 18 independent physicians, our Chief Medical Officer and 6 of our pharmacists, approves it. This panel does not consider any information regarding the discount or formulary fee arrangement that might be negotiated with the manufacturer in making its clinical recommendation. This ensures that the clinical recommendation is not affected by the purchasing arrangement.

         We administer a number of different formularies for our clients that identify preferred drugs whose use is encouraged or required through various benefit design features. Historically, many clients have selected a plan design that includes an open formulary in which all drugs are covered by the plan. Increasingly, clients are selecting either restricted formularies (in which various financial or other incentives exist for the selection of preferred drugs over their non-preferred counterparts), or closed formularies (in which benefits are available only for drugs listed on the formulary). Currently, about 41% of all claims fall into the restricted or closed categories compared to 38% for 2000 and 37% for 1999. Formulary preferences can be encouraged:

               o by restricting the formulary through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-preferred drug
               o through prescriber education programs, in which we or the managed care client actively seek to educate the prescribers about the formulary preferences
               o through our drug choice management program, which actively promotes therapeutic and generic interchanges to clinically appropriate cost-effective products to reduce drug costs

         We also provide formulary compliance services to our clients. For example, if the doctor has not prescribed the preferred drug on a client formulary, we notify the pharmacist through our claims processing system. The pharmacist or we can then contact the doctor to attempt to obtain the doctor's consent to switch the prescription to the preferred product. The doctor has the final decision-making authority in prescribing the medication. The doctor will consider the recommended substitution in light of the patient's medical history and approve or deny the substitution.

         We also offer innovative clinical intervention programs to assist and manage patient quality of life, client drug trend, and physician communication/education. These programs encompass comprehensive point of service and retrospective drug utilization review, proactive patient prescription compliance education, physician profiling, academic detailing, prior authorization, disease care management, and clinical guideline dissemination to physicians.

         Information Reporting and Analysis and Disease Management Programs. Through the use of sophisticated information and reporting systems we are better able to manage the prescription drug benefit. We can analyze prescription drug data to identify cost trends and budget for expected drug costs, assess the financial impact of plan design changes and assist clients in identifying costly utilization patterns through an on-line prescription drug decision support tool called ProAct(SM).

         We offer disease management and education programs to assist health benefit plans and our members in managing the total health care costs associated with certain conditions such as asthma, diabetes and cardiovascular disease. These programs are based on the premise that patient and physician behavior can positively influence medical outcomes and reduce overall medical costs. We identify patients who may benefit from these programs through claims data analysis or self-enrollment.

         Express Scripts offers a tiered approach to member education and wellness starting with our Internet site, followed by mailed educational interventions, followed by our intensive one-on-one registered nurse counseling. We support our enrolled patients by offering access to clinical professionals 24 hours a day, 7 days a week. The programs include providing patient profiles directly to their physicians, as well as outcome measurements with regard to clinical, personal and economic impacts of the programs.

         Electronic Claims Processing System. Our electronic claims processing system enables us to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can alert the pharmacist to generic substitution and therapeutic intervention opportunities and formulary compliance issues, or administer prior authorization and step-therapy protocol programs at the time a claim is submitted for processing. Our claims processing system also creates a database of drug utilization information that can be accessed both at the time the prescription is dispensed and also on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit.

         Consumer Health and Medical Information. In the summer of 1999, we launched an Internet site, DrugDigest.org to provide a comprehensive source of non-commercial, fact-based drug information. DrugDigest currently has a comprehensive portfolio of consumer-friendly drug information. This portfolio includes information about adverse drug interactions, drug side effects, drug administration tips, and other information useful in helping our members and their health care professionals make informed medication decisions. In the coming year, DrugDigest will expand its coverage of prescription, over-the-counter, and herbal medications. The information and features available in our web-based ExpressChoice will allow enrollees to examine a more personalized version of DrugDigest that will include information about their enrollment benefits and drug costs, and will generally allow members and clients to more effectively manage their pharmacy benefit. Finally, the DrugDigest team is expanding its activities into disease management. By tightly coupling pharmaceutical and medical information, members will experience an even deeper understanding of how their medications impact their overall medical care.

Non-PBM Services

         In addition to PBM services, we also provide non-PBM services including specialty distribution services and until June 2001, outpatient infusion therapy to our clients. In 2001, we filled 1.9 million specialty distribution prescriptions, compared to 1.1 million in 2000 and 0.6 million in 1999. During 2001, 0.8% of our revenues were derived from non-PBM services, compared to 1.3% and 1.5% during 2000 and 1999, respectively. The decline in 2001 is mainly due to the discontinuance of acute home infusion services, see discussion below under --"Express Scripts Infusion Services."

         Express Scripts Specialty Distribution Services. We provide specialty distribution services, consisting of the distribution of, and creation of a database of information for, products requiring special handling or packaging, products targeted to a specific physician or patient population, and products distributed to low-income patients. Our services may include eligibility, fulfillment, inventory, insurance verification/authorization and payment. Specialty distribution revenues are mostly derived from administrative fees received from drug manufacturers. We also administer new sample card programs for certain manufacturers where the ingredient costs of pharmaceuticals dispensed from retail pharmacies are included in revenues, as well as costs of revenues. SDS services are provided in our Maryland Heights, Missouri facility.

         Express Scripts Infusion Services. On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell substantially all of the assets of our Express Scripts Infusion Services business, and we discontinued acute home infusion services activities.

         Segment Information. Information regarding our segments appears in Note 13 of the notes to our consolidated financial statements, which is incorporated by reference herein.

Suppliers

         We maintain an extensive inventory in our mail pharmacies of brand name and generic pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from manufacturers or through wholesalers. During 2001, approximately 50.5% of our pharmaceutical purchases were through one wholesaler, most of which were brand name pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available.

Clients

         We are a major provider of PBM services to the managed care industry, including several large HMOs, government plans and large employers. Some of our largest managed care clients are Aetna U.S. Healthcare, Inc., Blue Cross Blue Shield Massachusetts and Blue Shield of California. Some of our largest employer groups include the State of Georgia and the State of New York Empire Plan Prescription Drug Program (through a subcontracting relationship with CIGNA HealthCare). In 2001, we were awarded a contract by UnitedHealth Group to provide pharmacy services to AARP. We also market our PBM services through preferred provider organizations, group purchasing organizations, health insurers, third party administrators of health plans and union-sponsored benefit plans.

         In connection with our 1999 acquisition of Diversified Pharmaceutical Services ("DPS"), we acquired the contract to serve approximately 9.5 million United Healthcare ("UHC") members. The contract with UHC expired on May 31, 2000, and UHC members were migrated to their new provider by the end of 2000.

Medicare Prescription Drug Coverage

         The federal Medicare program provides a comprehensive medical benefit program for individuals age 65 and over. Today Medicare covers only a few outpatient prescription drugs. Key policy makers of both parties have proposed changes to the Medicare program that would result in at least partial coverage for most outpatient prescription drugs. The Medicare population is large, and prescription drug utilization among seniors is substantially higher on average than that of other age groups.

         Many of the Medicare prescription drug proposals lack important details regarding the administration of the plan, and there is no consensus on the scope of the program. We believe that a Medicare prescription drug benefit could provide us with substantial new business opportunities, but at the same time any such program could adversely affect other aspects of our business. For example, some of our clients sell medical policies to seniors that provide a prescription drug benefit that we administer. Other clients provide a prescription drug benefit to their retirees. Depending on the plan that is ultimately adopted, a Medicare prescription drug benefit could make such policies or plans less valuable to seniors, adversely affecting that segment of our business. While we believe that there could be opportunities for new business under a Medicare plan that would more than offset any adverse effects, we can give no assurance that this would be the case.


Acquisitions and Joint Venture

         On February 25 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc. ("Phoenix"), a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $33 million in cash plus the assumption of certain liabilities. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 95 million sample units in 2001. The transaction will be accounted for under the provisions of Financial Accounting Standards Board Statements ("FAS")

141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets" and was funded from our operating cash flow.

         On February 6, 2002, we announced that we had signed a definitive agreement to acquire the businesses comprising National Prescription Administrators, Inc. ("NPA") for a net purchase price of $515 million. NPA is a privately held full-service pharmacy benefit manager, and will strengthen our presence in two key market segments, union and government sponsored plans. The transaction is expected to close near the end of the first quarter of 2002, subject to customary closing conditions and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction will be accounted for under the provisions of FAS 141 and FAS 142. The purchase price will be funded with cash on hand, up to $100 million of borrowings on our revolving credit facility, a $350 million new tack-on Term B loan and the issuance of approximately 552,000 shares of our common stock.. We will file an Internal Revenue Code ss.338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible.

         On February 22, 2001, we entered into an agreement with Advance Paradigm, Inc. ("AdvancePCS") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") to form RxHub LLC ("RxHub"). RxHub is intended to develop an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. RxHub is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders), and have committed to invest up to $20 million over the next five years with approximately $5.7 million spent in 2001. We record our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. RxHub will be operated to cover its expected operating costs and to return the cost of capital to the founders.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, acquired all of the outstanding shares of Centre d'autorisation et de paiement des services de sante, a leading Quebec-based PBM, commonly referred to as CAPSS, for approximately CAN$26.8 million (approximately US$17.5 million). The transaction was accounted for under the purchase method of accounting and was funded from our operating cash flow.

         On April 1, 1999, we acquired DPS from SmithKline Beecham Corporation and one of its affiliates for $715 million in cash, which reflects a purchase price adjustment for closing working capital and transaction costs. The acquisition positioned us as the third largest PBM in North America in terms of total members and provided us with one of the largest managed care membership bases of any PBM. In addition, the acquisition provided us with enhanced clinical capabilities, systems and technologies.

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

Company Operations

         General. We operate five mail pharmacies and eight member service/pharmacy help desk call centers out of leased facilities. In addition, we operate the former RPS pharmacy, which serves AARP members. Electronic pharmacy claims processing takes place at our Maryland Heights, Missouri and Tempe, Arizona facilities, which are maintained, managed and operated by Electronic Data Systems ("EDS"), or at facilities owned by EDS. At our Canadian facility, we have sales and marketing, client services, pharmacy help desk, clinical, provider relations and certain management information systems capabilities.

         Sales and Marketing. In the United States, our sales managers and directors market and sell PBM services, supported by a team of client-service representatives, clinical pharmacy managers and benefit analysis consultants. This team works with clients to improve efficiency and effectiveness of the pharmacy benefit program. A dedicated sales staff cross-markets Specialty Distribution Services to our PBM clients. In Canada, marketing and sales efforts are conducted by our representatives based in Mississauga, Ontario.

         Member Services. Although we sell our services to payers, the ultimate recipient of many of our services are the members of these health plans. We believe that client satisfaction is dependent upon member satisfaction.

Members can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained member service representatives.

         Provider Relations. Our Provider Relations group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacies must meet certain qualifications, including the requirement that all applicable state licensing requirements are being maintained. Pharmacies can contact our various pharmacy help desks toll-free, 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for members. In addition, our Provider Relations group audits pharmacies in the retail pharmacy networks to determine compliance with the terms of the contract.

         Clinical Support. Our Health Management Services division employs physicians, clinical pharmacists, registered nurses and data analysts who provide technical support for our PBM services. These staff members assist in providing clinical pharmacy services such as formulary development and management, drug information programs, clinical interventions with physicians and members, development of drug therapy guidelines and the evaluation of drugs for inclusion in clinically sound therapeutic intervention programs. The division is also responsible for developing and maintaining our relationships with pharmaceutical manufacturers. The group contracts for retrospective discount programs and ancillary programs on behalf of our clients.

         The Health Management Services division conducts specific data analyses to evaluate drug therapies, and analyzes and prepares reports on clinical pharmacy data for our clients. For example, in June 2001 we released our 2000 Drug Trend Report, marking our fifth consecutive year of publishing such a report. Based on a large sample of our membership base, the report examines trends in pharmaceutical utilization and cost, and the factors that underlie those trends. The division also evaluates pharmacy plan design strategies and clinical offerings and conducts outcomes research studies to inform client decision-making.

         Information Systems. Our Information Systems department supports our pharmacy claims processing systems and other management information systems that are essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. All claims are presently processed through systems, which are maintained, managed and operated by EDS at our Maryland Heights, Missouri facility and Tempe, Arizona facility, or at facilities owned by EDS. Disaster recovery services for all systems are provided through our EDS services agreement. We have substantial capacity for growth in our claims processing facilities.

Competition

         We believe the primary competitive factors in each of our businesses are price, quality and scope of service. We believe our principal competitive advantages are our independence from pharmaceutical manufacturer ownership, our strong managed care and employer group customer base that supports the development of more sophisticated PBM services, and our commitment to provide flexible and distinctive service to our clients.

         There are other PBMs in the United States, most of which are smaller than us and offer their services on a local or regional basis. We do, however, compete with a number of large, national companies, including Merck-Medco, a subsidiary of Merck & Co., Inc., AdvancePCS and CaremarkRx, Inc., as well as large health insurers and certain HMOs which have their own PBM capabilities. Several of these competitors may have greater financial, marketing and technological resources than us. In addition, a competitor that is owned by a pharmaceutical manufacturer may have pricing advantages that are unavailable to us and other independent PBMs. On January 29, 2002, this manufacturer announced plans to establish its PBM subsidiary as a separate, publicly traded company. We believe our independence from pharmaceutical manufacturer ownership allows us to make unbiased formulary recommendations to our clients, balancing clinical efficacy and cost.

         Consolidation has been, and may continue to be, an important factor in all aspects of the pharmaceutical industry, including the PBM segment. We believe the size of our membership base provides us with the necessary economies of scale to compete effectively in a consolidating market.

         Some of our PBM services, such as disease management services, compete with those being offered by pharmaceutical manufacturers, other PBMs, large national companies, specialized disease management companies and information service providers. Our non-PBM services compete with a number of large national companies as well as with local providers.

Government Regulation

         Many aspects of our businesses are regulated by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe we are in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our results of operations, financial position and/or cash flow from operations.

         Pharmacy Benefit Management Regulation Generally. Certain federal and state laws and regulations affect or may affect aspects of our PBM business. Among these are the following:

         Anti-Remuneration/Fraud and Abuse Laws. Subject to certain exceptions and "safe harbors," Federal law prohibits an entity from paying or receiving any remuneration to induce the referral of individuals covered by private insurance and federally funded health care programs, including Medicare, Medicaid and CHAMPUS or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under private insurance and Medicare, Medicaid, CHAMPUS or other federally-funded health care programs. Several states also have similar laws. State laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs.

         The federal statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the Department of Health and Human Services, and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain "safe harbors" from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits were given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

         To our knowledge, these anti-remuneration laws have not been applied to prohibit PBMs from receiving amounts from drug manufacturers in connection with drug purchasing and formulary management programs, to therapeutic intervention programs conducted by independent PBMs, or to the contractual relationships such as those we have with certain of our clients. In late 1999, it was reported that the U.S. Attorney's Office in Philadelphia had issued subpoenas to Merck-Medco and PCS Health Systems (now AdvancePCS), both PBMs, and Schering-Plough Corp., a pharmaceutical manufacturer. We have not been served with any such subpoena, nor are we privy to information concerning the scope of information being requested by these subpoenas. However, the U.S. Attorney's Office has been quoted to the effect that one issue being investigated is whether certain practices engaged in by those PBMs violate certain anti-remuneration statutes.

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

         In December 2001, a lawsuit was filed against us in the Federal District Court for Arizona alleging that certain of our business practices violated the provisions of ERISA. The suit purports to be a class action on behalf of a class of our clients consisting of self-funded health plans. Similar cases are pending in several courts against Merck-Medco and AdvancePCS. See Item 3 - Legal Proceedings.

         FDA Regulation. The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In January, 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of pharmacy benefit managers that are controlled, directly or indirectly, by drug manufacturers. The position taken by the FDA in the Draft Guidance was that promotional materials used by an independent PBM or managed care organization may be subject to FDA regulation depending upon the circumstances, including the nature of the relationship between the PBM, the HMO and the manufacturer. We, along with various other parties, submitted written comments to the FDA regarding the basis for FDA regulation of PBM and HMO activities. It was our position that, while the FDA may have jurisdiction to regulate drug manufacturers, the Draft Guidance went beyond the FDA's jurisdiction. After extending the comment period due to numerous industry objections to the proposed Draft, the FDA withdrew the Draft Guidance in the fall of 1998, stating that it would reconsider the basis for such a Guidance. The FDA has not addressed the issue since the withdrawal. However, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of our PBM business in the future and, in such event, the impact could materially adversely affect our results of operations, financial position and/or cash flow from operations.

         Proposed Changes in Canadian Healthcare System. In Canada, the provincial health plans provide universal coverage for basic health care services, but prescription drug coverage under the government plans is provided only for the elderly and the indigent. In late 1997, a proposal was made by a federal government health care task force to include coverage for prescription drugs under the provincial health insurance plans, which was endorsed by the federal government's Health Minister. This report was advisory in nature, and not binding upon the federal or provincial governments. We believe this initiative is dormant, and we are unable to determine the likelihood of adoption of the proposal in the future.

         Numerous state laws and regulations also affect aspects of our PBM business. Among these are the following:

         Comprehensive PBM Regulation. Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced previously in a number of states, and currently in Georgia. In addition, certain quasi-regulatory organizations, such as the National Association of Boards of Pharmacy ("NABP," an organization of state boards of pharmacy), the National Association of Insurance Commissioners ("NAIC," an organization of state insurance regulators), and the National Committee on Quality Assurance ("NCQA," an accreditation organization) are considering proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt model legislation that such organizations promulgate. In addition, standards established by NCQA could materially impact us directly as a PBM, and indirectly through the impact on our managed care and health insurance clients.

         Consumer Protection Laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. In addition, pursuant to a settlement agreement entered into with seventeen states on October 25, 1995, Merck-Medco agreed to have pharmacists affiliated with Merck-Medco mail service pharmacies disclose to physicians and patients the financial relationships between Merck, Merck-Medco, and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. We believe that our contractual relationships with drug manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

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

         Legislation Affecting Plan Design. Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but it may apply to certain of our clients, such as HMOs and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This development could have a material adverse effect on our results of operations, financial position and/or cash flow from operations.

         Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary health care organizations, including PPOs, TPAs, and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We have registered under such laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required. Because of increased regulatory requirements on some of our managed care clients affecting prior authorization of drugs before coverage is approved, we have obtained utilization review licenses in selected states through our new subsidiary, ESI Utilization Management Co. In addition, accreditation agencies' requirements for managed care organizations and Medicare + Choice regulations may also affect the services we provide to such organizations.

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

         In addition, various federal and state Medicaid agencies are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price ("AWP") is calculated. AWP is a standard pricing measure used throughout the industry, as well as by us, as the basis for calculating drug prices under our health plans and pharmacies and rebates with pharmaceutical manufacturers. Changes to the standard have been suggested that could alter the calculation of drug prices for federal programs. We are unable to predict whether any such changes will be adopted, and if so, if such changes would have a material adverse impact on our results of operations, financial position and/or cash flow from operations.

         Regulation of Financial Risk Plans. Fee-for-service prescription drug plans generally are not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. In those cases in which we have contracts in which we are materially at risk to provide the pharmacy benefit, we believe we have complied with all applicable laws.

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

         ERISA Preemption. Many of the state laws described above may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings, and we provide services to certain clients, such as governmental entities, that are not subject to ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations remains a significant operational requirement for us.

         Mail Pharmacy Regulation. Our mail service pharmacies are located in Arizona, Missouri, New Mexico, New York and Pennsylvania, and we are licensed to do business as a pharmacy in each such state. Many of the states into which we deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state in which the mail service pharmacy is located, although certain states require that we also employ a pharmacist licensed in that state. We have registered each of our pharmacies in every state in which such registration is required.

         Other statutes and regulations affect our mail service operations. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide clients with refunds when appropriate. The United States Postal Service has statutory authority to restrict the delivery of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations.

         Privacy Legislation. Most of our activities involve the receipt or use of confidential, medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes. Regulations have been proposed at the federal level and legislation has been proposed, and in some cases enacted, in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

          In December 2000, the Department of Health and Human Services ("DHHS") issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which, among other things, impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We will be required to comply with certain aspects of the regulations. We have established a plan and a process for implementing all necessary changes to our business operations by the compliance date of April 2003. We believe compliance with these regulations will have a significant impact on our business operations. We have completed an assessment of the costs we will incur in complying with these regulations and do not believe they will be material to our results of operations, financial position and/or cash flow from operations. However DHHS plans to issue additional regulations in 2002 and we can give no assurance that our implementation costs will not be material to us as a result of such changes.

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

Insurance

         Our PBM operations, including the dispensing of pharmaceutical products by our mail service pharmacies, and the services rendered in connection with our disease management and informed decision counseling services, and our non-PBM operations, such as the products and services previously provided in connection with our infusion therapy programs (including the associated nursing services), may subject us to litigation and liability for damages. For 2002, property and casualty insurance rates have significantly increased and in certain respects, available coverage has been reduced. We believe this is an insurance industry-wide situation and is not a reflection of increased risk in our business specifically. While we believe that our insurance protection is adequate for our present business operations, there can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect upon our results of operations, financial position and/or cash flow from operations.

Employees

         As of January 1, 2002, we employed a total of 5,671 employees in the U.S. and 94 employees in Canada. Approximately 700 of the U.S. employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility, members of the United Auto Workers Union at our Farmington Hills, Michigan facility, and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility. We believe our relationships with our employees and the unions that represent them are good.

Executive Officers of the Registrant

         Our executive officers and their ages as of March 1, 2002 are as follows:

                     Name             Age                  Position

           Barrett A. Toan             54    Chairman of the Board,
                                             President and Chief Executive
                                             Officer
           David A. Lowenberg          52    Chief Operating Officer
           Stuart L. Bascomb           60    Executive Vice President - Sales
                                             and Provider Relations and
                                             Director
           Thomas M. Boudreau          50    Senior Vice President, General
                                             Counsel and Secretary
           Mabel F. Chen               59    Senior Vice President and
                                             Director of Site Operations
           Edward J. Tenholder         50    Senior Vice President and Chief
                                             Information Systems Officer
           Mark O. Johnson             48    Senior Vice President of
                                             Integration and Administration
           Linda L. Logsdon            54    Executive Vice President of
                                             Health Management Services
           George Paz                  46    Senior Vice President and Chief
                                             Financial Officer
           Joseph W. Plum              54    Vice President and Chief
                                             Accounting Officer

         Mr. Toan was elected Chairman of the Board of Directors in November 2000, Chief Executive Officer in March 1992 and President and a director in October 1990.

         Mr. Lowenberg was elected our Chief Operating Officer in September 1999, and served as our Director of Site Operations from October 1994 until September 1999.

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

         Mr. Johnson joined us and was elected Senior Vice President of Integration in May 1999, and has served as Senior Vice President of Integration and Administration since February 2000. Prior to joining us, Mr. Johnson served as President of DPS from May 1998 to April 1999 and Senior Vice President, Client Service and Sales of

DPS from May 1997 to May 1998. From August 1996 to May 1997, Mr. Johnson was President and Chief Executive Officer of American Day Treatment Center, Inc. and also served as Executive Vice President, Operations and Chief Operating Officer from March 1992 to August 1996.

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

         Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

         o risks associated with our ability to maintain growth rates, or to control operating or capital costs
         o continued pressure on margins resulting from client demands for enhanced service offerings and higher service levels, and the possible termination of, or unfavorable modification to, contracts with key clients or providers
         o competition, including price competition, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers
         o adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, such as privacy regulations under the Health Insurance Portability and Accountability Act (HIPAA)), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations
         o the possible loss of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers
         o adverse results in litigation, including a pending case challenging the company's business practices under the Employee Retirement Income Security Act (ERISA)
         o risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
         o risks associated with our ability to continue to develop new products, services and delivery channels
         o general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
         o uncertainties regarding the implementation and the ultimate terms of proposed government initiatives, including a Medicare prescription drug benefit
         o risks associated with our acquisitions of Phoenix and NPA, including integration risks and costs, risks of client retention, and risks associated with the operations of acquired businesses
         o increase in credit risk relative to our clients due to adverse economic trends

         o other risks described from time to time in our filings with The Securities and Exchange Commission

         These and other relevant factors, including any other information included or incorporated by reference in this Report, and information that may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. The occurrence of any of the following risks, among others, could materially adversely affect our results of operations, financial position and/or cash flow from operations.

Failure to Maintain Growth Rates, or to Control Operating or Capital Costs, Could Adversely Affect Our Business

         We have experienced rapid growth over the past several years. Our ability to maintain this growth rate is dependent upon our ability to attract new clients, achieve growth in the membership base of our existing clients as well as cross-sell additional services to our existing clients. If we are unable to continue our client and membership growth, and manage our operating and capital costs, our results of operations, financial position and/or cash flow from operations could be materially adversely affected.

Client Demands for Enhanced Service Levels or Possible Loss or Unfavorable Modification of Contracts with Clients or Providers, Could Pressure Margins

         As our clients face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive PBM environment, and we may not be able to increase our fees to compensate for these increased services, which could put pressure on our margins.

         We currently provide PBM services to approximately 19,000 client groups. Our acquisitions have diversified our client base and reduced our dependence on any single client and no single client represents more than approximately 5% of our total membership. Our contracts with clients generally do not have terms of longer than three years and, in some cases, are terminable by the client on relatively short notice. Our larger clients generally seek bids from other PBM providers in advance of the expiration of their contracts. If several of these large clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its PBM contract with us could be reduced.

         More than 56,000 retail pharmacies, which represent more than 99% of all United States retail pharmacies, participate in one or more of our networks. However, the top ten retail pharmacy chains represent approximately 44% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members' access to retail pharmacies and our business could be materially adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our results of operations, financial position and/or cash flow from operations.

Competition in the PBM Industry Could Reduce Our Client Membership and Our Profit Margins

         The PBM business is very competitive. Our competitors include large and well-established companies that may have greater financial, marketing and technological resources than we do. One major competitor, Merck-Medco, is owned by a large pharmaceutical manufacturer, which may give them purchasing or other advantages over us. Consolidation in the PBM industry may lead to increased competition among a smaller number of large PBM companies. Competition may also come from other sources in the future. We cannot predict what effect, if any, these new competitors may have on the marketplace or on our business.

         Over the last several years competition in the marketplace has caused many PBMs, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. This combination of lower pricing and increased revenue sharing, as well as increased demand for enhanced service offerings and higher service levels, have put pressure on operating margins. However, to date, we have been successful in offsetting these pressures through increased mail penetration, improved formulary compliance and other value-added clinical programs. We expect to continue marketing our services to larger clients, who typically have greater bargaining power than smaller clients. This might create continuing pressure on our margins. We can give no assurance that new services provided to these clients will fully compensate for these reduced margins.

Changes in State and Federal Regulations Could Restrict Our Ability to Conduct Our Business

         Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:

         o health care fraud and abuse laws and regulations, which prohibit certain types of referral and other payments
         o ERISA and related regulations, which regulate many health care plans
         o        proposed comprehensive state PBM legislation
         o        consumer protection laws and regulations
         o network pharmacy access laws, including "any willing provider" and "due process" legislation, that regulate aspects of our pharmacy network contracts
         o legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans
         o various licensure laws, such as managed care and third party administrator licensure laws
         o drug pricing legislation, including "most favored nation" pricing and "unitary pricing" legislation
         o        mail pharmacy laws and regulations
         o privacy and confidentiality laws and regulations, including those under the Federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA")
         o        Medicare prescription drug coverage proposals
         o        other Medicare and Medicaid reimbursement regulations
         o potential regulation of the PBM industry by the U.S. Food and Drug Administration
         o pending legislation regarding importation of drug products into the United States

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

         We are aware through reports in the press and other sources that a U.S. Assistant Attorney General in Philadelphia is conducting an investigation into certain PBM business practices. These reports have indicated that some of our PBM competitors have received subpoenas in connection with this investigation during 1999. We have not received a subpoena or been requested to testify or produce documents in connection with this investigation. Press reports indicate that a possible subject of the investigation is contractual relationships between the PBMs and pharmaceutical manufacturers. We cannot predict what effect, if any, this investigation may ultimately have on us or on the PBM industry generally.

         In December 2000, the Department of Health and Human Services ("DHHS") issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We will be required to comply with certain aspects of the regulations. We have established a plan and a process for implementing all necessary changes to our business operations by the statutory compliance date of April 2003. We believe compliance with these regulations will have a significant impact on our business operations. We have completed an assessment of the costs we will incur in complying with these regulations and do not believe they will be material to our results of operations, financial position and/or cash flow from operations. However DHHS plans to issue additional regulations in 2002 and we can give no assurance that our implementation costs will not be material to us as a result of such changes.

         The federal Medicare program provides a comprehensive medical benefit program for individuals age 65 and over, but currently covers only a few outpatient prescription drugs. Currently key policy makers from both parties have proposed various changes to the Medicare program that would result in at least partial coverage for most prescription drugs. We believe that a Medicare prescription drug benefit could provide us with substantial new business opportunities, but at the same time any such program could adversely affect other aspects of our business. For instance, some of our clients sell medical policies to seniors that provide a prescription drug benefit that we administer. Other clients provide a prescription drug benefit to their retirees. Depending on the plan that is ultimately adopted, a Medicare prescription drug benefit could make such policies or plans less valuable to seniors, adversely affecting that segment of our business. While we believe that there would be opportunities for new business under a Medicare plan that would more than offset any adverse effects, we can give no assurance that this would be the case.

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

         We also provide various services for, or services which are funded wholly or partially by, pharmaceutical manufacturers. These services include:

         o compliance programs, which involve instruction and counseling of patients concerning the importance of compliance with the drug treatment regimen prescribed by their physician
         o therapy management programs, which involve education of patients having specific diseases, such as asthma and diabetes, concerning the management of their condition
         o market research programs, in which we provide information to manufacturers concerning drug utilization patterns

These arrangements are generally terminable on relatively short notice. If several of these arrangements are terminated or materially altered by the pharmaceutical manufacturers, our operating results could be materially adversely affected. In addition, formulary fee programs, as well as some of the services we provide to the pharmaceutical manufacturers, have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations or in their interpretations of existing laws or regulations or the adoption of new laws or regulations relating to any of these programs, may materially adversely affect our business.

Pending and Future Litigation Could Materially Affect Our Relationships with Pharmaceutical Manufacturers or Subject Us to Significant Monetary Damages

         Since 1993, retail pharmacies have filed over 100 separate lawsuits against drug manufacturers, wholesalers and certain PBMs challenging brand name drug pricing practices under various state and federal antitrust laws. The plaintiffs alleged, among other things, that the manufacturers had offered, and certain PBMs had knowingly accepted, discounts and rebates on purchases of brand name prescription drugs that violated the Federal Sherman Act. Some manufacturers settled certain of these actions, including a Sherman Act case brought on behalf of a nationwide class of retail pharmacies. The class action settlements generally provided for commitments by the manufacturers in their discounting practices to retail pharmacies. The defendants who did not settle won the Sherman Act class action on a directed verdict. With respect to the cases filed by plaintiffs who opted out of the class action, some drug manufacturers have settled certain of these actions, but such settlements are not part of the public record. The Robinson-Patman Act cases are still pending.

         We are not currently a party to any of these antitrust proceedings. To date, we do not believe any of these settlements have had a material adverse effect on our business. However, we cannot provide any assurance that the terms of the settlements will not materially adversely affect us in the future or that we will not be made a party to any separate lawsuit.

         We are defending a putative class action suit alleging that certain of our business practices violate provisions of ERISA. We are also defending a putative class action suit alleging that we improperly calculated co-payments on a cancer drug, Tamoxifen. We believe these suits are without merit, but we cannot predict the outcome of these cases with certainty. See Item 3--Legal Proceedings.

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

Our Leverage and Debt Service Obligations Could Impede Our Operations and Flexibility

         As of December 31, 2001, our net debt to net capitalization ratio is 16.8%, and we have substantial interest expense and future repayment obligations. As of December 31, 2001, we had total consolidated debt of approximately $346.1 million.

         In connection with our acquisition of NPA, we will incur additional indebtedness of approximately $450 million. This will raise our ratio of net debt to net capitalization to approximately 44%, increasing our leverage and the risks associated with that leverage.

         Our level of debt and the limitations imposed on us by our debt agreements could have important consequences, including the following:

         o we will have to use a portion of our cash flow from operations for debt service rather than for our operations
         o we may from time to time incur additional indebtedness under our revolving credit facility, which is subject to a variable interest rate, making us vulnerable to increases in interest rates
         o we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions
         o we could be more vulnerable to general adverse economic and industry conditions
         o we may be disadvantaged compared to competitors with less leverage

         Furthermore, our ability to satisfy our obligations, including our debt service requirements, will be dependent upon our future performance. Factors which could affect our future performance include, without limitation, prevailing economic conditions and financial, business and other factors, many of which are beyond our control and which affect our results of operations, financial position and/or cash flow from operations.

         Our bank credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc., and 65% of the stock of our Canadian subsidiaries. If we are unable to meet our obligations under this bank credit facility, these creditors could exercise their rights as secured parties and take possession of the pledged capital stock of these subsidiaries. This would materially adversely affect our results of operations and financial condition.

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

Efforts to Reduce Health Care Costs and Alter Health Care Financing Practices Could Adversely Affect Our Business

         Efforts are being made in the United States to control health care costs, including prescription drug costs, in response to increases in prescription drug utilization rates and drug prices. If these efforts are successful or if prescription drug utilization rates were to decrease significantly, our business and results of operations could be materially adversely affected.

         We have designed our business to compete within the current structure of the U.S. health care system. Changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of PBM services, or otherwise change the way our clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our results of operations, financial position and/or cash flow from operations.

It is uncertain when certain government initiatives will be implemented and how it will impact our company

         Today, Medicare covers only a few prescription drugs and several proposals have been initiated through the political process that would provide some help to seniors. Proposals range from initiating a Medicare Discount Card program to proving at least partial coverage for most prescription drugs. Many of the proposals lack important details regarding the administration of the plan. While we believe there are opportunities for new business for us under a Medicare drug plan, we cannot assess the benefits, or potential adverse effects on other parts of our business, until a plan is ultimately initiated.

Failure to operate and integrate recent acquisitions could adversely affect our business

         The company's recently announced acquisitions are subject to subject to customary closing conditions and approval by applicable Federal regulatory agencies. These conditions and approvals must be satisfied before the acquisitions can be closed. We are developing an integration plan to address items such as:

         o        client retention
         o        retention of key employees
         o consolidation of administrative and other duplicative functions
         o coordination of sales, marketing, customer service and clinical functions
         o        systems integration
         o        facility rationalization

         While the company has had success in integrating previous acquisitions into its operations, there are always risks associated with integrating and operating newly acquired businesses. We can give no assurance that we will successfully operate these new businesses after closing.

Increased credit risk relative to our clients

         We manage over $16 billion of drug spend for our clients and bill substantial amounts to many of our clients. A deterioration of credit risks of any of our larger clients could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. While we are focused on managing working capital, we can give no assurances that the deteriorating of the credit risks relative to our clients would not have an adverse impact on our results of operations, financial position and/or cash flow from operations.

Item 2 - Properties

         We operate our United States and Canadian PBM and non-PBM businesses out of leased facilities throughout the United States and Canada.

          PBM Facilities                      Non-PBM Facilities
     --------------------------          --------------------------
     Maryland Heights, Missouri          Maryland Heights, Missouri
           Tempe, Arizona                 Lincoln Park, New Jersey
       Bloomington, Minnesota               Montville, New Jersey
       Bensalem, Pennsylvania
           Troy, New York
     Farmington Hills, Michigan
      Albuquerque, New Mexico
       Horsham, Pennsylvania
          Montreal, Quebec
        Mississauga, Ontario


         Our Maryland Heights, Missouri facility houses our corporate offices and our Specialty Distribution Services operations. We believe our facilities have been well maintained and are in good operating condition. Our existing facilities comprise approximately 1,390,000 square feet in the aggregate.

         We own and lease computer systems at the processing centers. In late 1999, we entered into a five-year agreement with EDS to outsource our information systems operations. EDS has responsibility for operating and maintaining the computer systems. Our software for claims processing and drug utilization review and other products has been developed internally by us or purchased under perpetual, nonexclusive license agreements with third parties. Our computer systems at each site are extensively integrated and share common files through local and wide area networks. Uninterruptable power supply and diesel generators allow our computers, telephone systems and mail pharmacy at each major site to continue to function during a power outage. To protect against loss of data and extended downtime, we store software and redundant files at both on-site and off-site facilities on a regular basis and have contingency operation plans in place. We cannot, however, provide any assurance that our contingency or disaster recovery plans would adequately address all relevant issues.

Item 3 - Legal Proceedings

         The Company is a defendent in Minshew v. Express Scripts, No. Civ. 01 - 2412 PHX MHM (D.AZ.). On December 12, 2001, the purported class action lawsuit was filed by Gerald R. Minshew in the United States District Court for the District of Arizona. The Minshew complaint asserts that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violate certain fiduciary duties that we allegedly owe to a class consisting of some of our clients. The purported class consists of health benefit plans that are self-funded by an employer client. The complaint seeks money damages on behalf of this class of health plans, and injunctive relief. We believe the complaint is without merit, and will vigorously defend the matter. Although the ultimate outcome is uncertain, a determination adverse to us could result in changes in our business practices with respect to our formulary and rebate programs and our retail pharmacy network contracting, and/or an award of money damages, either of which could have a material adverse effect on our results of operations, financial position and/or cash flow from operations.

         The Company is also a defendant in Dubrin v. Express Scripts, No. CO200128, Superior Court of the State of California, County of Contra Costa. On January 31, 2002, a purported class action lawsuit was filed against us by Beverly Dubrin. The Dubrin complaint asserts that the plaintiff was improperly charged brand drug copayments for the cancer drug Tamoxifen in violation of certain statutes in California regulating trade practices and consumer protection, as well as a common law claim for unjust enrichment. The complaint asserts that Tamoxifen is a generic drug for which a lower copayment should have been charged. We believe that the complaint is without merit, and will vigorously defend this matter. We have not yet filed our answer or other responsive pleading in the case, nor have we made any estimate of a potential financial exposure.

         As discussed in detail in our Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 13, 1998 (the "Second Quarter, 1998 10-Q"), we acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("Value Health"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from HCA-The Healthcare Corporation (formerly, "Columbia HCA/HealthCare Corporation") ("HCA") and its affiliates on April 1, 1998 (the "Acquisition"). Value Health, MPN and/or their subsidiaries (collectively, the "Acquired Entities"), were party to various legal proceedings, investigations or claims at the time of the Acquisition. The effect of these actions on our future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending should not materially affect our consolidated financial position, results of operations and/or cash flows. A brief description of the most notable of the proceedings follows:

         Bash, et al. v. Value Health, Inc., et al., No. 3:97cv2711
(JCH)(D.Conn.) ("Bash"). On December 15, 1995, a purported shareholder class action lawsuit was filed in the United States District Court for the District of New Mexico against Diagnostek, Inc. ("Diagnostek"), certain former Diagnostek officers, Value Health, Inc. ("Value Health"), and certain of Value Health's former officers. The Bash Complaint asserts that Value Health and certain other defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995, and that Diagnostek and certain of its former officers and directors made false or misleading statements concerning its financial condition prior to the acquisition by Value Health. The Bash Complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as common law claims, and seeks certification of a class consisting of all persons (with certain exclusions) who purchased or otherwise acquired either Value Health or Diagnostek common stock during certain specific time periods, and does not specify the amount of damages sought. On November 28, 1997, the New Mexico court entered an order transferring the action to the District of Connecticut, where the earlier-filed Freedman action (discussed below) was pending. On March 17, 1998, the defendants filed a motion to consolidate the Bash lawsuit with the Freedman lawsuit discussed below, and the court granted the motion on April 24, 1998.

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

         In the consolidated Bash and Freedman action, the court granted plaintiffs' motions for class certification and certified a class consisting of
(i) all persons who purchased or otherwise acquired shares of Value Health during the period from April 3, 1995, through and including November 7, 1995, including those who acquired shares in connection with the Diagnostek merger; and (ii) all persons who purchased or otherwise acquired shares of Diagnostek during the period from March 27, 1995, through and including July 28, 1995. On March 20, 2001, the court granted defendant's motion for summary judgement on all claims. At the same time, the court devised a motion for partial summary judgement on all claims under Sections 11 and 12(2) of the Securities Act of 1933. Plaintiffs had filed a Notice of Appeal of several orders by the court, including the order with respect to the motions for summary judgement and the April 24, 1998 order regarding consolidation of the lawsuits. The parties have filed briefs with the United States Court of Appeals for the Second Circuit. Oral arguments have been scheduled for April 10, 2002.

         In connection with the Acquisition, HCA has agreed to defend and hold the Company and its affiliates (including Value Health) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.

         In addition, in the ordinary course of our business, there have arisen various legal proceedings, investigations or claims now pending against our subsidiaries unrelated to the Acquisition and us. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect our consolidated financial position, results of operations and/or cash flows.

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


Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II


Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters

         Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

        Market Information. Our Common Stock is traded on the Nasdaq National Market ("Nasdaq") tier of The Nasdaq Stock Market under the symbol "ESRX". The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated. These prices have been adjusted to reflect the two-for-one stock split effective June 22, 2001, in the form of a stock dividend of one share for each outstanding share to holders of record on June 8, 2001.

                               Fiscal Year 2001            Fiscal Year 2000
Common Stock                  High          Low           High           Low
     First Quarter        $   51.4375   $   34.8440   $   33.5000   $   14.2500
     Second Quarter           58.0000       40.7500       33.3125       17.3125
     Third Quarter            61.4500       44.1000       39.0000       28.1250
     Fourth Quarter           61.1000       36.7400       53.5000       31.8750

        In May 2001 the Stockholders approved our Amended and Restated Certificate of Incorporation. Among the changes to the Certificate of Incorporation was an amendment that consolidated and renamed our classes of common stock. Prior to the amendment we had 181,000,000 authorized shares of common stock consisting of 150,000,000 shares of Class A Common Stock and 31,000,000 shares of Class B Common Stock, and no shares of the Class B Common Stock were outstanding. Pursuant to the Amended and Restated Certificate of Incorporation, the Class B Common Stock was eliminated and each share of Class A Common Stock was renamed as "Common Stock." As a result, we now have 181,000,000 shares of Common Stock authorized.

         Holders. As of January 31, 2002, there were 386 stockholders of record of our Common Stock. We estimate there are approximately 29,000 beneficial owners of our Common Stock.

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

                                                                        Year Ended December 31,
(in thousands, except per share data)              2001          2000(2)        1999(3)        1998(4)         1997
-------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenues:

   Revenues                                     $ 9,328,782    $ 6,901,026    $ 4,402,197    $ 2,902,318    $ 1,270,624
   Other revenues                                         -         10,423          3,000              -              -
                                               -------------- -------------- -------------- -------------- --------------
                                                  9,328,782      6,911,449      4,405,197      2,902,318      1,270,624
                                               -------------- -------------- -------------- -------------- --------------
Costs and expenses:
   Cost of revenues                               8,732,914      6,372,482      3,943,998      2,662,443      1,159,157
   Selling, general and administrative              358,691        338,755        294,194        148,990         62,617
   Non-recurring charges                                  -              -         30,221          1,651              -
                                               -------------- -------------- -------------- -------------- --------------
                                                  9,091,605      6,711,237      4,268,413      2,813,084      1,221,774
                                               -------------- -------------- -------------- -------------- --------------
Operating income                                    237,177        200,212        136,784         89,234         48,850
Other (expense) income, net                         (28,933)      (204,680)       128,682        (12,994)         5,856
                                               -------------- -------------- -------------- -------------- --------------
Income (loss) before income taxes                   208,244         (4,468)       265,466         76,240         54,706
Provision for income taxes                           83,172          3,553        108,098         33,566         21,277
                                               -------------- -------------- -------------- -------------- --------------
Income (loss) before extraordinary item             125,072         (8,021)       157,368         42,674         33,429
Extraordinary item, net of tax                         (372)        (1,105)        (7,150)             -              -
                                               -------------- -------------- -------------- -------------- --------------
Net income (loss)                               $   124,700    $    (9,126)   $   150,218    $    42,674    $    33,429
                                               ============== ============== ============== ============== ==============

Basic earnings (loss) per share:(1)
  Before extraordinary item                     $      1.60    $     (0.10)   $      2.18    $      0.64    $      0.51
  Extraordinary item, net of tax                          -          (0.02)         (0.10)             -              -
                                               -------------- -------------- -------------- -------------- --------------
  Net income (loss)                             $      1.60    $     (0.12)   $      2.08    $      0.64    $      0.51
                                               ============== ============== ============== ============== ==============

Diluted earnings (loss) per share:(1)
  Before extraordinary item                     $      1.56    $     (0.10)   $      2.13    $      0.63   $       0.50
  Extraordinary item, net of tax                          -          (0.02)         (0.10)             -              -
                                               -------------- -------------- -------------- -------------- --------------
  Net income (loss)                             $      1.56    $     (0.12)   $      2.03   $       0.63   $       0.50
                                               ============== ============== ============== ============== ==============

Weighted average shares outstanding:(1)
   Basic                                             77,857         76,392         72,190         66,210         65,426
   Diluted(5)                                        79,827         76,392         74,066         67,396         66,244

-------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents                       $   177,715    $    53,204    $   132,630    $   122,589    $    64,155
Working capital                                     (32,414)      (117,775)       (34,003)       117,611        166,062
Total assets                                      2,500,245      2,276,664      2,487,311      1,095,461        402,508
Debt:
   Short-term debt                                        -              -              -         54,000              -
   Long-term debt                                   346,119        396,441        635,873        306,000              -
Stockholders' equity                                831,997        705,244        699,482        249,694        203,701

-------------------------------------------------------------------------------------------------------------------------
Selected Data:
Annual drug spending -PBM(6)                    $15,908,869    $13,874,691    $11,160,389    $ 4,495,051    $ 2,486,380
Annual drug spending - Specialty Dist.(6)(7)    $   774,655    $   604,209    $   401,717              -              -
Network pharmacy claims processed                   293,996        299,584        273,909        113,177         73,164
Mail pharmacy prescriptions filled                   20,493         15,183         10,608          7,426          3,899
Specialty distribution prescriptions                  1,889          1,120            604              -              -
   filled(7)
EBITDA(8)                                       $   317,260    $   278,827    $   208,651    $   115,683    $    59,320
Cash flows provided by operating activities     $   280,990    $   245,910    $   214,059    $   126,574    $    52,391
Cash flows (used in) investing activities       $   (76,719)   $   (73,578)   $  (759,576)   $  (426,052)   $   (16,455)
Cash flows (used in) provided by
   financing activities                         $   (79,549)   $  (251,627)   $   555,450    $   357,959    $     3,033
-------------------------------------------------------------------------------------------------------------------------

(1) Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock splits effective June 22, 2001 and October 30, 1998.
(2) Includes a non-cash write-off of $165,207 ($103,089 net of tax) of our investment in PlanetRx.com, Inc. Includes an ordinary gain of $1,500 ($926 net of tax) on the restructuring of our interest rate swap agreements. Excluding these amounts, our basic and diluted earnings per share before extraordinary loss would have been $1.23 and $1.21, respectively.
(3) Includes the acquisition of DPS effective April 1, 1999. Also includes non-recurring operating charges and a one-time non-operating gain of $30,221 ($18,188 net of tax) and $182,930 ($112,037 net of tax), respectively. Excluding these amounts, our basic and diluted earnings per share before extraordinary loss would have been $0.88 and $0.86, respectively.
(4) Includes the acquisition of ValueRx effective April 1, 1998. Also includes a non-recurring charge of $1,651 ($1,002 net of tax). Excluding this charge, our basic and diluted earnings per share would have been $0.66 and $0.65, respectively.
(5) In accordance with FAS 128, basic weighted average shares were used to calculate 2000 diluted EPS as the 2000 net loss and the actual diluted weighted average shares (78,066 as of December 31, 2000) cause diluted EPS to be anti-dilutive.
(6) Drug spending is a measure of the gross aggregate dollar value of drug expenditures of all programs managed by us. The difference between annual drug spending and revenue reported by us is the combined effect of excluding from reported revenues:
     o the drug ingredient cost for those clients that have established their own pharmacy networks, whereby we recognize as revenue only administrative fees
     o the co-pay portion of drug expenditures that are the responsibility of members of health plans serviced by us Therefore, drug spending provides a common basis to quantify the drug expenditures managed by a company. Drug spend, however, is not an accepted reporting measurement under generally accepted accounting principles and should not be considered as an alternative to revenue.
(7) The specialty distribution drug spend and prescriptions filled are not available prior to 1999. The specialty distribution business was just starting up in the 1997-1998 time frame, and therefore the volume of activity was very small.
(8) EBITDA is earnings before other income (expense), interest, taxes, depreciation and amortization, or operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company's ability to service indebtedness. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow or as a measure of liquidity. In addition, our calculation of EBITDA may not be identical to that used by other companies.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         We derive our revenues primarily from the sale of PBM services in the United States and Canada. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients' members, we include the total payments from these clients as revenue, and payments to the network pharmacy provider as cost of revenue (the "Gross Basis") (See Footnote 1). These transactions require us to assume credit risk. If we merely administer clients' network pharmacy contracts in which we do not assume credit risks, we record only our administrative or dispensing fees as revenue (the "Net Basis").

         Management services provided to drug manufacturers include various services relating to administration of manufacturer rebate programs. Revenues relating to these services are recognized as earned based upon detailed drug utilization data. Rebates payable to customers in accordance with the applicable contracts are excluded from revenues. We estimate fees receivable from pharmaceutical manufacturers on a quarterly basis converting total prescriptions dispensed to estimated rebatable scripts (i.e., those prescriptions with respect to which we are contractually entitled to submit claims for rebates) multiplied by the contractually agreed manufacturer rebate amount. Estimated fees receivable from pharmaceutical manufacturers are recorded when we determine them to be realizable, and realization is not dependent upon future pharmaceutical sales. Estimates are revised once the actual rebatable scripts are calculated and rebates are billed to the manufacturer.

         Non-PBM revenues are derived from administrative fees received from drug manufacturers for the dispensing or distribution of pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our Specialty Distribution Services subsidiary ("SDS") revenues. Additionally, the associated costs for this sample card program are recorded in cost of revenues. Non-PBM revenues are also generated from the sale of pharmaceuticals for and the provision of infusion therapy services through our Express Scripts Infusion Services subsidiary ("Infusion Services"). On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell substantially all of the assets of our Infusion Services business, and we discontinued our acute home infusion services.

         Our business has grown through strategic acquisitions over the last few years. On April 1, 1999, we acquired Diversified Pharmaceutical Services, Inc. ("DPS") from SmithKline Beecham Corporation for approximately $715 million. On April 1, 1998, we consummated our first major acquisition by acquiring Value Health, Inc. and Managed Prescription Network, Inc. (collectively, "ValueRx"), the PBM operations of HCA-Healthcare Corporation, for approximately $460 million in cash. Consequently, our operating results include those of DPS from April 1, 1999 and ValueRx from April 1, 1998. In addition to growth through acquisitions, we have been successful in adding net new clients each year such as the contract we were awarded by UnitedHealth Group in 2001 to provide retail network and mail pharmacy services to members of AARP.

         Earnings per share and weighted average shares outstanding included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the two-for-one stock split effective June 22, 2001.


RESULTS OF OPERATIONS

REVENUES

                                                               Year Ended December 31,
                                                        Increase/                   Increase/
(in thousands)                               2001       (Decrease)      2000       (Decrease)       1999
--------------------------------------------------------------------------------------------------------------

Gross Basis revenues                     $    9,198,790      39.2%  $    6,608,451      60.2%   $   4,124,170
Net Basis revenues                               55,724     (72.8)%        204,531      (3.6)%        212,217
Other revenues                                        -      nm             10,423     247.4%           3,000
                                        ----------------------------------------------------------------------
  Total PBM revenues                          9,254,514      35.6%       6,823,405      57.2%       4,339,387
  Non-PBM revenues                               74,268     (15.6)%         88,044      33.8%          65,810
                                        ----------------------------------------------------------------------
    Total revenues                       $    9,328,782      35.0 % $    6,911,449      56.9%   $   4,405,197
                                        ======================================================================
nm  = not meaningful

         Revenues for network pharmacy claims increased $1,687,020,000, or 33.9%, in 2001 over 2000 and $1,832,003,000, or 58.3%, in 2000 over 1999. These increases are due to a higher mix of clients utilizing retail pharmacy networks contracted by us, increased membership and member utilization, and higher drug ingredient costs. Network pharmacy claims processed increased 21.6% to 293,996,000 in 2001 over 2000 (excluding the 57,765,000 claims processed for the United HealthCare ("UHC") contract, which terminated effective May 31, 2000). The average revenue per network pharmacy claim increased 36.4% to $22.65 over 2000 due to the termination of the UHC contract (recorded on the Net Basis) and a higher mix of clients utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the client. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis, therefore this shift to our retail pharmacy networks results in an increase in Gross Basis revenues (and corresponding cost of revenues) and revenue per claim. In 2002, we expect to see a higher mix of clients on the Gross Basis due to the loss of a large Net Basis client at the beginning of the year. During 2000, network pharmacy claims processed increased 25,675,000 or 9.4% over 1999. The average revenue per network pharmacy claim increased 44.7% in 2000 over 1999 primarily as a result of the increased rate of historical Express Scripts and DPS clients moving from retail pharmacy networks contracted by the clients to one contracted by us.

         Mail pharmacy services revenues and mail pharmacy services prescriptions filled increased $758,457,000, or 42.5% and 5,310,000, or 35.0%, respectively, during 2001 over 2000. These increases are primarily due to increased membership and utilization by existing members. Revenues for mail pharmacy services increased $638,834,000, or 55.7%, in 2000 over 1999 as a result of the growth in mail pharmacy claims processed of 4,575,000, or 43.1% in 2000 over 1999. These increases are primarily due to the addition of new members with high mail utilization rates, the cross selling of mail pharmacy services and increased utilization by existing members. The average revenue per mail pharmacy claim increased 5.6% in 2001 over 2000 and 8.8% in 2000 over 1999 primarily due to higher drug ingredient costs.

         The decrease in revenue for non-PBM services for the year ended December 31, 2001 from December 31, 2000 is primarily due to our sale of our Infusion Services subsidiary on June 12, 2001, partially offset by the additional volume in SDS. The increase in revenue for non-PBM services during 2000 compared to 1999 is primarily due to additional volume within SDS resulting from a new contract that took effect during the fourth quarter of 1999.

         Other revenue decreased $10,423,000 in 2001 from 2000 due to the agreement with PlanetRx.com, Inc. (PlanetRx), which was restructured in July 2000. We received a $4,300,000 fee from PlanetRx to terminate the prior contract and no additional cash payments were made to us under the restructured agreement. Other revenues increased $7,423,000 in 2000 over 1999 due to the fees received under the agreement with PlanetRx, which became effective in December 1999.


COSTS AND EXPENSES

                                                               Year Ended December 31,
                                                        Increase/                   Increase/
(in thousands)                               2001        Decrease       2000        Decrease        1999
--------------------------------------------------------------------------------------------------------------

   PBM cost of revenues                  $   8,685,016       37.6%  $    6,311,705       62.2%  $   3,891,711
   Non-PBM cost of revenues                     47,898      (21.2)%         60,777       16.2%         52,287
                                         --------------             --------------              -------------
   Total cost of revenues                    8,732,914       37.0%       6,372,482       61.6%      3,943,998

   Selling, general and administrative         294,939        8.5 %        271,921       17.4%        231,543

   Depreciation and amortization(1)             63,752       (4.6)%         66,834        6.7%         62,651

   Non-recurring expenses                            -                           -                     30,221

                                        ----------------------------------------------------------------------
   Total costs and expenses             $    9,091,605       35.5%  $    6,711,237       57.2%  $   4,268,413
                                        ======================================================================
nm  = not meaningful

(1) Represents depreciation and amortization expense included in selling, general and administrative expenses on our Statement of Operations. Cost of revenues, above, also includes depreciation and amortization expense on property and equipment of $16,331, $11,781 and $9,216 for the years ended 2001, 2000 and 1999, respectively.


         Our cost of revenues for PBM services increased 37.6% in 2001 over 2000, and 62.2% in 2000 over 1999 mainly as a result of the increase in PBM revenues discussed above. The PBM cost of revenues grew slightly faster than revenues in 2001 and 2000 as a result of a larger percentage of our clients being recorded each year on the Gross Basis, for which we record the drug ingredient cost in cost of revenues (see further discussion under "--Overview"). We have been successful in offsetting margin pressure due to lower pricing on administrative fees and other clinical programs with higher profits from increased mail penetration, improved formulary compliance and other value-added clinical programs.

         Cost of revenues for non-PBM services decreased 21.2% from 2000, while non-PBM revenues decreased only 15.6% primarily due to the discontinuance of our acute home infusion services (discussed above), which was less profitable than our SDS business. Cost of revenues for non-PBM services increased 16.2% in 2000 from 1999, while non-PBM revenues increased 33.8%, primarily due to additional volume of business within SDS, which represents a larger percentage of non-PBM revenues, where we primarily record as revenue only our administrative fee for distributing pharmaceutical manufacturers' products. SDS was also able to derive operating cost efficiencies as a result of the increase in volume serviced under a contract that took effect in the fourth quarter of 1999.

         Selling, general and administrative expenses, excluding depreciation and amortization, increased $23,018,000, or 8.5%, in 2001 over 2000 and $40,378,000 or 17.4%, in 2000 over 1999. The increases in 2001 and 2000 are primarily due to expenditures required to expand operational and administrative support functions in order to enhance management of the pharmacy benefit. The increase in 2000 is also due to the inclusion of DPS for a full twelve months during 2000 versus nine months of 1999. As a percentage of total revenues, selling, general and administrative expenses, excluding depreciation and amortization, for 2001 decreased to 3.2% from 3.9% in 2000 and 5.3% in 1999.

         Depreciation and amortization decreased for the year ended December 31, 2001 from 2000 primarily due to amortization of the UHC customer contract intangible asset, which fully amortized during 2000. This reduction was partially offset by increased depreciation and amortization expense associated with additional property and equipment placed into service. Depreciation and amortization increased during 2000 over 1999 due to the expansion of our operations and enhancement of our information systems to better serve our clients. This increase was slightly offset by the decrease in amortization of customer contracts as a result of the UHC customer contract intangible asset being fully amortized during 2000. The remaining increase in 2000 was primarily due to the acquisition of DPS, as 1999 only included amortization of the DPS goodwill and other intangible assets for nine months.

         During 1999, we recorded the following items in our Consolidated Statement of Operations in the non-recurring charges line (there were no such items during 2001 or 2000):

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


OTHER INCOME (EXPENSE), NET

         On February 22, 2001, we entered into an agreement with AdvancePCS and Merck-Medco to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the next five years with approximately $5.7 million invested during 2001 and an additional $4.3 million expected to be invested through 2003. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub's loss for 2001 is $1,834,000 ($1,139,000 net of tax), and has been recorded in other income (expense) in our Consolidated Statement of Operations. Our investment in RxHub (approximately $3,866,000 at December 31, 2001) is recorded in other assets on our Consolidated Balance Sheet.

     The $12,374,000, or 31.3%, decrease in net interest expense for the year ended December 31, 2001 over 2000 is primarily due to the reduction in debt of $50 million in 2001 and $240 million in 2000. Our interest expense, net decreased $14,775,000 during 2000 compared to 1999. The decrease is a result of utilizing the $299,378,000 proceeds from our June 1999 common stock offering to repay a portion of our credit facility, as well as utilizing $344,131,000 of our own cash to pay-down our credit facility from June 1999 through December 31, 2000. Associated with the prepayment of our loans during 2000, we recorded an ordinary gain in interest expense of $1.5 million ($926,000 net of tax) due to the restructuring of our interest rate swap agreements (see "--Market Risk"). Additionally, we repurchased $10,115,000 of our Senior Notes as of December 31, 2000 (see "--Liquidity and Capital Resources").

         During 1999, we recognized a one-time non-cash gain of $182,930,000 related to the sale of the assets of YourPharmacy.com, Inc. in exchange for a 19.9% ownership interest in PlanetRx.

         During 2000, we recorded a $165,207,000 ($103,089,000 net of tax)
non-cash impairment charge on our investment in PlanetRx common stock as the loss in value was deemed to be other than temporary. Any unrealized loss associated with recording our investment in PlanetRx at current market value previously recorded in stockholders' equity was written off to the current period earnings, in addition to any additional charges necessary to write-off our investment in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Additionally, during 2000, we made charitable donations of 200,000 shares of our PlanetRx common stock (after giving effect to the December 4, 2000 8-for-1 reverse stock split) and realized selling, general and administrative expense related to the donation of approximately $713,000. Therefore, our ownership of PlanetRx as of December 31, 2001 consisted of approximately 1,096,000 common shares, or 17.8%, of PlanetRx common shares outstanding (after giving effect to the December 4, 2000 8-for-1 reverse stock split) which are carried at no value.

PROVISION FOR INCOME TAXES

         Our effective tax rate decreased to 39.9% for 2001 from 40.9% in 2000, excluding the $62,118,000 tax benefit from the write-off of marketable securities and the $574,000 in tax expense from the ordinary gain on the restructuring of our swaps in 2000, both discussed under "--Other Income (Expense)". This decrease is due primarily to lower taxes paid in several states as well as a decrease in non-deductible goodwill as a percentage of taxable income. Excluding the one-time gain (see "--Other (Expense) Income, Net") and non-recurring items (see "--Cost and Expenses") in 1999, our effective tax rate would have been 43.7% for 1999. The decrease in 2000 from 1999 is primarily due to the reduction in the non-deductible goodwill and customer contract amortization expense associated with the ValueRx acquisition as a percentage of income before income taxes. The goodwill and customer contract amortization for the DPS acquisition is deductible for income tax purposes due to the filing of an Internal Revenue Code ss.338(h)(10) election.

NET INCOME AND EARNINGS PER SHARE

         Our net income increased $133,826,000 in 2001 from a loss of $9,126,000 in 2000, which decreased $159,344,000, or 106.1% from 1999. Net income for 2000 and 1999 were affected by the following one-time items:

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

         o Non-recurring charges discussed in "--Cost and Expenses" totaling $30,221,000 ($18,188,000 net of tax)

         o        One-time gain of $182,930,000 ($112,037,000 net of tax)
                  discussed in "--Other Income (Expense), Net"

         o An extraordinary loss on the early retirement of debt during the second and third quarters of 1999 totaling $11,642,000 ($7,150,000 net of tax)

         Excluding these one-time items and excluding financing costs on the temporary debt associated with the acquisition of DPS, after assuming our equity and Senior Notes offerings had been completed on April 1, 1999, net income for 2000 would have been $94,142,000, or $1.23 per basic share and $1.21 per diluted share, compared to $67,326,000, or $0.90 per basic share and $0.88 per diluted share for 1999, respectively.

         Excluding these one-time items above related to 2000 and 1999, and assuming no anti-dilution using the potentially dilutive common shares of 1,674,000 for 2000, basic and diluted earnings per share before extraordinary items increased 30.1% and 28.9% in 2001 over 2000 and 36.6% and 37.5% in 2000 over 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During 2001 net cash provided by operations increased $35,080,000 to $280,990,000 from $245,910,000 in 2000. This increase is primarily due to increased cash earnings.

         As a percent of accounts receivables, our allowance for doubtful accounts was 2.7% and 2.8% at December 31, 2001 and 2000, respectively.

         Our investment in net working capital as of December 31, 2001 increased to a $32,414,000 deficit from a $117,775,000 deficit as of December 31, 2000 and a $34,003,000 deficit as of December 31, 1999. The increase in working capital from the December 31, 2000 level reflects additional cash on hand as of December 31, 2001 in anticipation of cash required to close recently announced acquisitions in early 2002, and the timing of collections and payments.

         Our capital expenditures in 2001 decreased $22,932,000, or 28.6%, from 2000 and increased $43,260,000, or 117.1%, in 2000 over 1999. The decrease in 2001 reflects the completion of various projects in 2000 including the renovation of our St. Louis operations facilities, enhancement of services provided to our clients and activities related to the integration of acquired companies. The increase in 2000 over 1999 is due primarily to the projects discussed above. We will continue to invest in technology that will provide efficiencies in operations, manage growth and enhance service levels. We expect to fund anticipated capital expenditures primarily out of operating cash flow or, to the extent necessary, with working capital borrowings under our $150 million revolving credit facility, discussed below. We believe our capital expenditures for 2002 will approximate the level in 2001, excluding the impact of the NPA acquisition.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which has been accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in the consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000 which was amortized using the straight-line method over the estimated useful life of 30 years.

         On February 25 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc. ("Phoenix"), a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $33 million in cash plus the assumption of certain liabilities. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 95 million sample units in 2001. The transaction will be accounted for under the provisions of FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets" and was funded with our operating cash flow.

         On February 6, 2002, we signed a definitive agreement to acquire the businesses comprising National Prescription Administrators, Inc. ("NPA") for $515 million. NPA is a privately held full-service pharmacy benefit manager and will strengthen our participation in two key market segments, union and government sponsored plans. The transaction is expected to close near the end of the first quarter of 2002, subject to customary closing conditions and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction will be accounted for under the provisions of FAS 141, and FAS 142. The purchase price will be funded with cash on hand, up to $100 million of borrowings on our revolving credit facility, a $350,000 million new tack-on Term B loan and the issuance of approximately 552,000 shares of our common stock. We will file an Internal Revenue Code ss.338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible.

         In September 2000, we sold our Albuquerque, New Mexico property and building for $7,806,000. These assets were then leased back from the purchaser for a term of ten years with the option to extend the term up to an additional ten years. The resulting lease is being accounted for as an operating lease, and the resulting deferred gain of $4,136,000 is being amortized over the ten-year life of the lease.

         In December 2000, the Department of Health and Human Services ("DHHS") issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We will be required to comply with certain aspects of the regulations. We have established a plan and a process for implementing all necessary changes to our business operations by the statutory compliance date of April 2003. We believe compliance with these regulations will have a significant impact on our business operations. We have completed an assessment of the costs we will incur in complying with these regulations and do not believe they will be material to our results of operations, financial position and/or cash flow from operations. However, DHHS plans to issue additional regulations in 2002 and we can give no assurance that our implementation costs will not be material to us as a result of such changes.

         During 2001, we utilized internally generated cash to prepay $50 million of our Term A loans (described below) and to repurchase 1,227,000 shares of our Common Stock for $54,500,000. As of December 31, 2001, we repurchased a total of 3,757,000 shares of our Common Stock (reflecting the two-for-one stock split effective June 22, 2001) under the stock repurchase program that we announced on October 25, 1996. Approximately 2,558,000 shares have been reissued in connection with employee compensation plans through December 31, 2001. In February 2002, our Board of Directors authorized an increase in our stock repurchase program from 5,000,000 shares to 6,500,000 and placed no limit on the duration of the program. Additional debt repayments or common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture which governs our Senior Notes.

         We have a credit facility with a commercial bank syndicate consisting of $105 million of Term A loans and a $150 million revolving credit facility. As a result of the prepayment of our Term A loans noted above, we recorded an extraordinary charge during 2001 for the deferred financing fees in the amount of $372,000, net of tax. The Term A loans and the revolving credit facility mature on March 31, 2005. The capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto
Rico), Inc., and 65% of the stock of our Canadian subsidiaries have been pledged as collateral for the credit facility.

         Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans had an interest rate of 3.37% on December 31, 2001. To alleviate interest rate volatility, we have entered into interest rate swap arrangements, one of which expired in October 2001, which are discussed in "--Market Risk" below. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($150 million at December 31, 2001). At December 31, 2001, we are in compliance with all covenants associated with the credit facility.

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

         The following table sets fourth our schedule of current maturities of our long-term debt, excluding the deferred interest rate swap gain of $648,000 at December 31, 2001, and future minimum lease payments due under noncancellable operating leases (in thousands):

   Year Ended December 31,          Current Maturities          Future Minimum
                                     Of Long-term Debt          Lease Payments
--------------------------------------------------------------------------------
2002                                   $         -            $     13,521
2003                                             -                  13,298
2004                                        39,450                  13,361
2005                                        65,550                  13,085
2006                                                                11,691
Thereafter                                 240,771                  23,960
                                    --------------------------------------------
                                       $   345,771            $     88,916
                                    ============================================

         As previously mentioned, to fund the acquisition of NPA we are amending our existing credit facility to add a $350 million Term B loan. The Term B loan will have a maturity of six years and will amortize 1% in years one through four, 25% in year five and 71% in year six. Interest will be payable quarterly on an interest rate spread based on several LIBOR or base rate options. The anticipated interest rate spread for LIBOR borrowings will be 225 basis points. The Term B loan will be secured on the same basis as our existing credit facility. In addition, we are requesting in the amendment to adjust certain covenants, relating to restricted junior payments and asset sales, and to provide for a future accounts receivable facility.

         We regularly review potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. However, there can be no assurance we will make acquisitions or affiliations in 2002 or thereafter, other than our previously announced acquisitions of Phoenix and NPA.


OTHER MATTERS

         During July 2001, the Financial Accounting Standards Board issued Financial Accounting Statement Number ("FAS") 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires that all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires that a reassessment of a company's preexisting acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. We do not believe that FAS 141 will have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows once implemented.

         FAS 142 requires that goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we expect to complete our first impairment test under FAS 142 by the end of the second quarter of 2002, and we do not anticipate incurring an impairment charge. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation). FAS 142 requires the disclosure of income before extraordinary items and net income, and earnings per share for both income measures, all computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with FAS 142. Had FAS 142 been effective for 2001, our net income (loss) before extraordinary items would have been $151,111,000, or $1.94 per basic share and $1.89 per diluted share; $17,687,000, or $0.23 per basic and diluted share; and $178,480,000, or $2.47 per basis share and $2.41 per diluted share; for the years ended December 31, 2001, 2000 and 1999, respectively.

         During October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 requires that long -lived assets to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We do not believe implementation of FAS 144 will have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

         In May 2001, our stockholders approved our Amended and Restated Certificate of Incorporation. Among the changes to the Certificate of Incorporation was an amendment that consolidated and renamed our classes of Common Stock. Prior to the amendment we had 181,000,000 authorized shares of Common Stock consisting of 150,000,000 shares of Class A Common Stock and 31,000,000 shares of Class B Common Stock. No shares of the Class B Common Stock were outstanding. Pursuant to the Amended and Restated Certificate of Incorporation, the Class B Common Stock was eliminated and each share of Class A Common Stock was renamed as "Common Stock." As a result, we now have 181,000,000 shares of Common Stock authorized.

         At December 31, 2001, NYLIFE LLC owned shares of our Common Stock representing approximately 21% of the outstanding shares, which includes the right to vote 6,900,000 shares of Common Stock that the Trust may deliver upon exchange of the Trust issued investment units. New York Life has agreed on behalf of itself and its subsidiaries, to vote these 6,900,000 shares of our Common Stock prior to delivery thereof by the Trust to the holders of the Trust investment units in the same proportion and to the same effect as the votes cast by our other stockholders at any meeting of stockholders, subject to the following exceptions: New York Life has agreed to vote its 16,240,000 shares (which includes the above described 6,900,000 shares) in favor of the slate of nominees for directors recommended by our Board of Directors for election by stockholders (provided that, so long as New York Life is entitled to representation on the Board of Directors, such slate includes New York Life's nominees).


IMPACT OF INFLATION

         Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. To date, we have been able to recover substantially all price increases from our clients under the terms of our agreements, although under selected arrangements in which we have performance measurements tied to drug costs, we could be adversely affected by inflation in drug costs if the result is an overall increase in the cost of the drug plan. To date, changes in pharmaceutical prices have not had a significant adverse affect on us.


MARKET RISK

         Effective January 1, 2001, we adopted FAS 133 as amended, Accounting for Derivative Instruments and Hedging Activities. FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the Consolidated Balance Sheet and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during 2001 by $3,589,000, net of taxes, in the accompanying Unaudited Consolidated Statement of Changes in Stockholders' Equity due to a cumulative effect of change in accounting principle of $612,000 as of January 1, 2001, and additional deferred losses recorded during 2001 of $2,977,000.

         We use interest rate swap agreements to manage our interest rate risk on future variable interest payments under our bank credit facility. As of December 31, 2001, we have only one outstanding swap agreement to fix the variable interest payments on approximately $98 million of our variable rate debt under our credit facility. Under this interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $98 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will increase to $100 million in October 2002 and beginning in April 2003, it will reduce to $60 million and in April 2004, it will reduce to $20 million until maturing in April 2005.

         Our present interest rate swap agreement is a cash flow hedge as it requires us to pay fixed-rates of interest, which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is reported on the Consolidated Balance Sheet in other liabilities ($5,798,000 pre-tax at December 31, 2001) and the related deferred loss on this agreement is recorded in shareholders' equity as a component of other comprehensive income (a $3,589,000, net of taxes, reduction at December 31, 2001). This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the year ended December 31, 2001, the loss on the ineffective portion of our swap agreement was not material to the consolidated financial statements.

         A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point (0.1%) decline in interest rates at December 31, 2001 would have caused the fair value of the swap to change by $198,000 pretax, resulting in a liability with a fair value of $5,996,000.


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

Item 8 - Consolidated Financial Statements and Supplementary Data

                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Express Scripts, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 65 present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 65 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 1, 2002, except as to paragraphs 2,3, and 4 of Note 2 which are as of February 25, 2002

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------------


                                                                                                December 31,
(in thousands, except share data)                                                         2001                2000
--------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $     177,715       $      53,204
   Receivables, net                                                                          883,827             802,790
   Inventories                                                                               122,375             110,053
   Deferred taxes                                                                             16,368              22,180
   Prepaid expenses and other current assets                                                  12,918               9,942
                                                                                   ------------------- -------------------
        Total current assets                                                               1,213,203             998,169
                                                                                   ------------------- -------------------
Property and equipment, net                                                                  165,263             147,709
Goodwill, net                                                                                942,280             967,017
Other intangible assets, net                                                                 165,349             157,094
Other assets                                                                                  14,150               6,655
                                                                                   ------------------- -------------------
        Total assets                                                                   $   2,500,245       $   2,276,644
                                                                                   =================== ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                          $     910,360       $     878,622
   Accounts payable                                                                          181,784              94,407
   Accrued expenses                                                                          153,473             142,915
                                                                                   ------------------- -------------------
        Total current liabilities                                                          1,245,617           1,115,944
Long-term debt                                                                               346,119             396,441
Other liabilities                                                                             76,512              59,015
                                                                                   ------------------- -------------------
        Total liabilities                                                                  1,668,248           1,571,400
                                                                                   ------------------- -------------------

Commitments and Contingencies (Notes 2, 3, and 8)

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares
      issued and outstanding                                                                       -                   -
   Common Stock, $0.01 par value, 181,000,000 and 150,000,000 shares authorized, respectively, and 79,230,000 and 39,044,000 shares
        issued and outstanding, respectively                                                     792                 390
   Class B Common Stock, $0.01 par value, no shares and 31,000,000 shares
      authorized, respectively, and no shares issued and outstanding                               -                   -
   Additional paid-in capital                                                                492,229             441,387
   Unearned compensation under employee compensation plans                                   (15,452)            (13,676)
   Accumulated other comprehensive income                                                     (4,593)                (97)
   Retained earnings                                                                         412,114             287,414
                                                                                   ------------------- -------------------
                                                                                             885,090             715,418
   Common Stock in treasury at cost, 1,199,000 and 270,000
      shares, respectively                                                                   (53,093)            (10,174)
                                                                                   ------------------- -------------------
        Total stockholders' equity                                                           831,997             705,244
                                                                                   ------------------- -------------------
        Total liabilities and stockholders' equity                                     $   2,500,245       $   2,276,644
                                                                                   =================== ===================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

------------------------------------------------------------------------------------------------------------------


                                                                        Year Ended December 31,
(in thousands, except per share data)                         2001                2000                1999
------------------------------------------------------------------------------------------------------------------
Revenues:
   Revenues                                               $    9,328,782      $    6,901,026      $    4,402,197
   Other revenues                                                      -              10,423               3,000
                                                       -----------------------------------------------------------
                                                               9,328,782           6,911,449           4,405,197
                                                       -----------------------------------------------------------
Costs and expenses:
   Cost of revenues                                            8,732,914           6,372,482           3,943,998
   Selling, general and administrative                           358,691             338,755             294,194
   Non-recurring                                                       -                   -              30,221
                                                       -----------------------------------------------------------
                                                               9,091,605           6,711,237           4,268,413
                                                       -----------------------------------------------------------
Operating income                                                 237,177             200,212             136,784
                                                       -----------------------------------------------------------
Other income (expense):
   Undistributed loss from joint venture                          (1,834)                  -                   -
   Write-off of marketable securities                                  -            (165,207)                  -
   Gain on sale of assets                                              -                   -             182,930
   Interest income                                                 7,120               8,430               5,762
   Interest expense                                              (34,219)            (47,903)            (60,010)
                                                       -----------------------------------------------------------
                                                                 (28,933)           (204,680)            128,682
                                                       -----------------------------------------------------------
Income (loss) before income taxes                                208,244              (4,468)            265,466
Provision for income taxes                                        83,172               3,553             108,098
                                                       -----------------------------------------------------------
Income (loss) before extraordinary item                          125,072              (8,021)            157,368
Extraordinary item, net of taxes                                    (372)             (1,105)             (7,150)
                                                       -----------------------------------------------------------
Net income (loss)                                         $      124,700      $       (9,126)     $      150,218
                                                       ===========================================================

Basic earnings (loss) per share:
   Before extraordinary items                             $        1.60       $       (0.10)      $         2.18
   Extraordinary item, net of taxes                                    -              (0.02)               (0.10)
                                                       -----------------------------------------------------------
   Net income (loss)                                      $        1.60       $       (0.12)      $         2.08
                                                       ===========================================================
Weighted average number of common shares
   outstanding during the period - Basic EPS                      77,857              76,392              72,190
                                                       ===========================================================

Diluted earnings (loss) per share:
   Before extraordinary item                              $        1.56       $       (0.10)      $         2.13
   Extraordinary item, net of taxes                                    -              (0.02)               (0.10)
                                                       -----------------------------------------------------------
   Net income (loss)                                      $        1.56       $       (0.12)      $         2.03
                                                       ===========================================================
Weighted average number of common shares
   outstanding during the period - Diluted EPS                    79,827              76,392              74,066
                                                       ===========================================================

See accompanying Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------
                                      Number of Shares                              Amount
                                      ------------------    ---------------------------------------------------
                                                                                                    Unearned
                                                                                                  Compensation
                                                 Class B                  Class B   Additional       Under
                                      Common     Common        Common      Common     Paid-in       Employee
(in thousands)                         Stock      Stock         Stock       Stock     Capital     Compensation
                                                                                                     Plans
--------------------------------------------------------    ---------------------------------------------------
Balance at December 31, 1998          18,610      15,020    $     186   $     150    $ 110,099   $        -
                                   ---------------------    ---------------------------------------------------
  Comprehensive income:
   Net income                              -           -            -           -            -            -
   Other comprehensive (loss)
      income,
    Foreign currency
       translation adjustment              -           -            -           -            -            -
    Unrealized loss on
       investment, net of taxes            -           -            -           -            -            -
                                   ---------------------    ---------------------------------------------------
  Comprehensive income                     -           -            -           -            -            -
  Issuance of common stock             5,175           -           52           -      299,326            -
  Common stock issued under
     employee plans                       10           -            -           -          551            -
  Exercise of stock options              186           -            2           -        5,744            -
  Tax benefit relating to
     employee stock plans                  -           -            -           -        3,201            -
                                   ---------------------    ---------------------------------------------------
Balance at December 31, 1999          23,981      15,020          240         150      418,921            -
                                   ---------------------    ---------------------------------------------------
  Comprehensive income:
   Net loss                                -           -            -           -            -            -
   Other comprehensive income,
    Foreign currency
       translation adjustment              -           -            -           -            -            -
    Recognition of prior
       period unrealized
       loss on investment                  -           -            -           -            -            -
                                   ---------------------    ---------------------------------------------------
  Comprehensive income (loss)              -           -            -           -            -            -
  Conversion of Class B Common
     Stock to Class A Common
     Stock                            15,020     (15,020)         150        (150)           -            -
  Treasury stock acquired                  -           -            -           -            -            -
  Common stock issued under
     employee plans                       43           -            -           -        9,031      (15,160)
  Amortization of unearned
     compensation under
     employee plans                        -           -            -           -            -        1,484
  Exercise of stock options                -           -            -           -       (2,021)           -
  Tax benefit relating to
     employee stock options                -           -            -           -       15,456            -
                                   ---------------------    ---------------------------------------------------
Balance at December 31, 2000          39,044           -          390           -      441,387      (13,676)
                                   ---------------------    ---------------------------------------------------
  Comprehensive income:
   Net income                              -           -            -           -            -            -
   Other comprehensive income,
    Foreign currency
       translation adjustment              -           -            -           -            -            -
   Cumulative effect of change
      in accounting for
      derivative financial
      instruments, net of taxes            -           -            -           -            -            -
   Realized and unrealized
      losses on derivative
      financial instruments, net
      of taxes                             -           -            -           -            -            -
                                   ---------------------    ---------------------------------------------------
  Comprehensive (loss) income              -           -            -           -            -            -
  Stock split in form of stock
     dividend                         39,292           -          393           -         (393)           -
  Treasury stock acquired                  -           -            -           -            -            -
  Common stock issued under
     employee plans                       78           -            1           -       13,728      (12,266)
  Amortization of unearned
     compensation under
     employee plans                        -           -            -           -            -       10,490
  Exercise of stock options              816           -            8           -       11,899            -
  Tax benefit relating to
     employee stock options                -           -            -           -       20,769            -
  Shares to be issued under
     contractual agreement                 -           -            -           -        4,839            -
                                   ---------------------    ---------------------------------------------------
Balance at December 31, 2001          79,230           -    $     792     $     -    $ 492,229    $ (15,452)
                                   ---------------------    ---------------------------------------------------


                                                  Amount
                                ----------------------------------------------------

                                   Accumulated
                                      Other
                                  Comprehensive Retained    Treasury
(in thousands)                       Income     Earnings      Stock     Total
------------------------------------------------------------------------------------
Balance at December 31, 1998    $     (74)     $ 146,322    $  (6,989)   $ 249,694
                                ----------------------------------------------------
  Comprehensive income:
   Net income                           -        150,218            -      150,218
   Other comprehensive (loss)
      income,
    Foreign currency
       translation adjustment         108              -            -          108
    Unrealized loss on
       investment, net of taxes    (9,555)             -            -       (9,555)
                                ----------------------------------------------------
 Comprehensive income              (9,447)       150,218            -      140,771
   Issuance of common stock             -              -            -      299,378
 Common stock issued under
    employee plans                      -              -            -          551
 Exercise of stock options              -              -          141        5,887
  Tax benefit relating to
     employee stock plans               -              -            -        3,201
                                ----------------------------------------------------
Balance at December 31, 1999       (9,521)       296,540       (6,848)     699,482
                                ----------------------------------------------------
 Comprehensive income:
   Net loss                             -         (9,126)           -       (9,126)
 Other comprehensive income,
  Foreign currency
     translation adjustment          (131)             -            -         (131)
   Recognition of prior
      period unrealized
      loss on investment            9,555              -            -        9,555
                                ----------------------------------------------------
  Comprehensive income (loss)       9,424         (9,126)           -          298
  Conversion of Class B Common
     Stock to Class A Common
     Stock                              -              -            -            -
  Treasury stock acquired               -              -      (30,247)     (30,247)
  Common stock issued under
     employee plans                     -              -        7,607        1,478
   Amortization of unearned
      compensation under
      employee plan                     -              -            -        1,484
    Exercise of stock options           -              -       19,314       17,293
  Tax benefit relating to
     employee stock options             -              -            -       15,456
                                ----------------------------------------------------
Balance at December 31, 2000          (97)       287,414      (10,174)     705,244
                                ----------------------------------------------------
  Comprehensive income:
   Net income                           -        124,700            -      124,700
   Other comprehensive income,
    Foreign currency
       translation adjustme          (907)             -            -         (907)
   Cumulative effect of change
      in accounting for
      derivative financial
      instruments, net of taxes      (612)             -            -         (612)
   Realized and unrealized
      losses on derivative
      financial instruments, net
      of taxes                     (2,977)             -            -       (2,977)
                               ----------------------------------------------------
  Comprehensive (loss) income      (4,496)       124,700            -      120,204
  Stock split in form of stock
     dividend                           -              -            -            -
  Treasury stock acquired               -              -      (54,463)     (54,463)
  Common stock issued under
     employee plans                     -              -            -        1,463
 Amortization of unearned
    compensation under
    employee plans                      -              -            -       10,490
 Exercise of stock options              -              -       11,544       23,451
 Tax benefit relating to
    employee stock options              -              -            -       20,769
  Shares to be issued under
     contractual agreements             -              -            -        4,839
                               ----------------------------------------------------
Balance at December 31, 2001    $  (4,593)     $ 412,114     $(53,093)    $831,997
                               ----------------------------------------------------


  CONSOLIDATED STATEMENT OF CASH FLOWS

  ----------------------------------------------------------------------------------------------------------------------------------

                                                                                          Year Ended December 31,
  (in thousands)                                                                2001                2000                1999
  ----------------------------------------------------------------------------------------------------------------------------------

  Cash flows from operating activities:
     Net income (loss)                                                       $   124,700         $    (9,126)        $   150,218
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                              80,083              78,615              71,867
       Deferred income taxes                                                      19,435             (42,092)             76,217
       Bad debt expense                                                            8,356              12,843               4,989
       Write-off of marketable securities                                              -             165,207                   -
       Gain on sale of assets, net of cash paid                                        -                   -            (185,650)
       Non-recurring charges, net of cash paid                                         -                   -              22,281
       Tax benefit relating to employee stock options                             20,769              15,456               3,201
       Extraordinary loss on early retirement of debt                                602               1,790              11,642
       Amortization of unearned comp. under employee plans                        10,490               1,286                   -
       Other, net                                                                  7,828               3,235               2,164
       Changes in operating assets and liabilities, net of
         changes resulting from acquisitions:
           Receivables                                                           (90,209)            (35,286)           (217,977)
           Inventories                                                           (12,321)              3,103             (54,059)
           Other current and non-current assets                                  (18,746)                745              (2,177)
           Claims and rebates payable                                             31,738              29,806             279,714
           Other current and non-current liabilities                              98,265              20,328              51,629
                                                                       -----------------------------------------------------------
Net cash provided by operating activities                                        280,990             245,910             214,059
                                                                       -----------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                           (57,286)            (80,218)            (36,958)
   Proceeds from sale of property and equipment                                      844               8,831                   -
   Acquisitions, net of cash acquired, and investment in joint venture           (20,265)                  -            (722,618)
   Other                                                                             (12)             (2,191)                  -
                                                                       -----------------------------------------------------------
Net cash (used in) investing activities                                          (76,719)            (73,578)           (759,576)
                                                                       -----------------------------------------------------------

Cash flows from financing activities:
   Repayment of long-term debt                                                   (50,000)           (240,069)         (1,015,000)
   Proceeds from long-term debt                                                        -                   -           1,290,950
   Treasury stock acquired                                                       (54,463)            (30,247)                  -
   Net proceeds from issuance of common stock                                          -                   -             299,378
   Deferred financing fees                                                             -                   -             (26,316)
   Cash received from employee stock-based plans                                  24,914              18,689               6,438
                                                                       -----------------------------------------------------------
Net cash (used in) provided by financing activities                              (79,549)           (251,627)            555,450
                                                                       -----------------------------------------------------------

Effect of foreign currency translation adjustment                                   (211)               (131)                108
                                                                       -----------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             124,511             (79,426)             10,041
Cash and cash equivalents at beginning of year                                    53,204             132,630             122,589
                                                                       -----------------------------------------------------------
Cash and cash equivalents at end of year                                     $   177,715         $    53,204         $   132,630
                                                                       ===========================================================

Supplemental data:
Cash paid during the year for:
   Restructuring charges                                                     $       127         $     3,318         $     4,683
   Income taxes                                                                   23,367              30,814               1,080
   Interest                                                                       31,488              48,172              61,607

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       Summary of significant accounting policies

         Organization and operations. We are one of the largest full-service pharmacy benefit management ("PBM") companies independent of pharmaceutical manufacturer ownership in North America. We provide health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. Our fully integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services, and informed decision counseling services through our Express Health LineSM division. We also provide non-PBM services which include distribution services through our Express Scripts Specialty Distribution Services subsidiary ("SDS"), and prior to June 12, 2001, infusion therapy services through our wholly-owned subsidiary IVTx, Inc., operating as Express Scripts Infusion Services.

         Basis of presentation. The consolidated financial statements include our accounts and those of all our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% to 50% owned, are carried at equity. Certain amounts in prior years have been reclassified to conform with the 2001 classifications. The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the U.S., and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

         Earnings per share and weighted average shares outstanding included in Notes To Consolidated Financial Statements have been restated to reflect the two-for-one stock split effective June 22, 2001.

         Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative balances of $107,113,000 and $83,691,000 have been reclassified to claims and rebates payable at December 31, 2001 and 2000, respectively.

         Accounts receivable. As of December 31, 2001 and 2000, unbilled receivables were $435,708,000 and $394,205,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client. As of December 31, 2001 and 2000, we have an allowance for doubtful accounts of $24,157,000 and $22,677,000, respectively.

         Inventories. Inventories consist of prescription drugs and medical supplies that are stated at the lower of first-in first-out cost or market.

         Property and equipment. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture, five years for equipment and purchased computer software and three years for personal computers. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Research and development expenditures relating to the development of software to be marketed to clients, or to be used for internal purposes, are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date of general release to customers, or to the date placed into production, are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date of general release to customers, or the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.

         Marketable securities. All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement ("FAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. All marketable securities at December 31, 2001 and 2000 were recorded in other assets on our Consolidated Balance Sheet.

         Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and loss included in earnings. We held trading securities, consisting primarily of mutual funds, of $8,662,000 and $2,295,000 as of December 31, 2001 and 2000, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 10. Net losses realized on the trading portfolio were $396,000 and $75,000 in 2001 and 2000, respectively.

         Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income in stockholders' equity until recognized. Unrealized losses are recognized as expense when a decline in fair value is determined to be other than temporary. At December 31, 2001 and 2000, our investment in PlanetRx was the only available-for-sale security we held. During 2000, we recorded a non-cash impairment charge to write-off the value of our investment (see Note 2).

         Goodwill. Goodwill has been amortized on a straight-line basis over periods from 10 to 30 years. The amount reported is net of accumulated amortization of $106,979,000 and $71,348,000 at December 31, 2001 and 2000,
respectively. Amortization expense, included in selling, general and administrative expenses, was $35,631,000, $35,031,000 and $28,203,000 for the
years ended December 31, 2001, 2000 and 1999, respectively.

         Other intangible assets. Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees and certain fees paid to clients under contractual agreements and are amortized on a straight-line basis over periods from 2 to 20 years. The amount reported is net of accumulated amortization of $47,686,000 and $55,954,000 at December 31, 2001 and 2000, respectively. Amortization expense for customer contracts and non-compete agreements included in selling, general and administrative expenses was $9,136,000, $18,030,000 and $25,094,000 for the years ended December 31,
2001, 2000 and 1999, respectively. Amortization expense for deferred financing fees included in interest expense was $2,009,000, $2,391,000, and $2,241,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization expense for contractual agreements with customers is recorded against revenue and was $1,981,000 and $577,000 for 2001 and 2000, respectively; there was no expense in 1999.

         Impairment of long lived assets. We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including goodwill, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In our opinion no such impairment existed as of December 31, 2001 or 2000 (see
Note 11).

         Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our Credit Facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity. The fair value of the interest rate swaps (an obligation of $5,798,000 and $991,000 at December 31, 2001 and 2000, respectively) was based on quoted market prices, which reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts. The fair value of our senior note facility ($265,073,000 and $245,882,000 at December 31, 2001 and 2000,
respectively) was estimated based on quoted market prices.

         Revenue recognition. Revenues from dispensing prescriptions from our mail pharmacies are recorded when the prescription is shipped. Revenue from sales of prescription drugs by retail pharmacies in our nationwide network and pharmacy claims processing revenues are recognized when the claims are processed. When we independently have a contractual obligation to pay our network pharmacy provider for benefits provided to our clients' members, we include payments from these clients as revenue, and payments to the network pharmacy provider as cost of revenue (the "Gross Basis") in accordance with Emerging Issues Task Force ("EITF") 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent". These transactions require us to assume credit risk and act as a principal. If we are merely administering clients' network pharmacy contracts in which we do not assume credit risks, but act as an agent, we record only our administrative or dispensing fees as revenue (the "Net Basis").

         Management services provided to drug manufacturers include administration of manufacturer rebate programs. Revenues relating to these services are recognized as earned based upon detailed drug utilization data. Rebates received on behalf of customers in accordance with the applicable contracts are excluded from revenues. Fees receivable from pharmaceutical manufacturers are calculated by converting total prescriptions dispensed to rebatable scripts (i.e., those prescriptions with respect to which we are contractually entitled to submit claims for rebates) multiplied by the contractually agreed manufacturer rebate amount. Fees receivable from pharmaceutical manufacturers are recorded when we determine them to be realizable, and realization is not dependent upon future pharmaceutical sales.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB") 101, "Revenue Recognition in Financial Statements" and EITF 99-19 was issued in July 2000. SAB 101 and EITF 99-19 summarize certain views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 and EITF 99-19 during 2000 and their adoption did not have a material affect on our financial statements.

         Cost of revenues. Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling.

         Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates.

         Earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all years are outstanding stock options and stock warrants (1,738,000, 833,000 and 938,000 in 2001, 2000 and 1999, respectively), any unvested shares and shares issuable pursuant to employee elected deferral under the executive deferred compensation plan (22,000 and 3,000 in 2001 and 2000, respectively) and restricted stock we have issued (196,000 and 1,000 in 2001 and 2000, respectively), all calculated under the "treasury stock" method in accordance with FAS 128, "Earnings Per Share". Due to the net loss in 2000, all potentially dilutive common shares (942,000) have been excluded as they are anti-dilutive.

         Foreign currency translation. The financial statements of ESI Canada, our Canadian operations, are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada is the local currency and cumulative translation adjustments are recorded within the other comprehensive income component of stockholders' equity.

         Employee stock-based compensation. We account for employee stock options in accordance with Accounting Principles Board No. ("APB") 25, "Accounting for Stock Issued to Employees." Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because options have only been granted at a price equal to market value at the time of grant. During 1996, FAS 123 became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. For companies that choose to continue applying the intrinsic value method, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized (see Note 10).

         Comprehensive income. In addition to net income, our components of comprehensive income (net of taxes) are foreign currency translation adjustments, cumulative effect of changes in accounting for derivative financial instruments, realized and unrealized losses on derivative financial instruments designated as cash flow hedges, and unrealized losses on available-for-sale securities. We have displayed comprehensive income within the Statement of Changes in Stockholders' Equity.

         Segment reporting. The segment information is derived from the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments (see Note 13).

         New accounting guidance. During July 2001, the Financial Accounting Standards Board issued FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires that all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires that a reassessment of a company's preexisting acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. We do not believe that FAS 141 will have a significant impact on our consolidated financial position, consolidated results of operations, and/or our consolidated cash flows once implemented.

         FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually in accordance with FAS 142 and when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we expect to complete our first impairment test under FAS 142 by the end of the second quarter of 2002, and we do not anticipate incurring an impairment charge. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation). FAS 142 requires the disclosure of income before extraordinary items and net income, and earnings per share for both income measures, all computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with FAS 142. Had FAS 142 been effective for 2001, our net income before extraordinary items would have been $151,111,000, or $1.94 per basic share and $1.89 per diluted share, and $17,687,000, or $0.23 per basic and diluted share, for the year ended December 31, 2001 and 2000, respectively.

         During October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 requires that long -lived assets to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We do not believe implementation of FAS 144 will have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

2.       Changes in business

         Joint venture. On February 22, 2001, we entered into an agreement with AdvancePCS and Merck-Medco, to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, pharmacy benefit management ("PBM") companies and health plans. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the next five years with approximately $5.7 million invested during 2001. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub's loss for 2001 is $1,834,000 ($1,139,000 net of tax), and has been recorded in other income (expense) in our Unaudited Consolidated Statement of Operations. Our investment in RxHub (approximately $3,866,000 at December 31, 2001) is recorded in other assets on our Consolidated Balance Sheet.

         On February 6, 2002, we announced that we had signed a definitive agreement to acquire the businesses comprising National Prescription Administrators, Inc. ("NPA") for a net purchase price of $515 million. NPA is a privately held full-service pharmacy benefit manager, and will strengthen Express Scripts' participation in two key market segments, union and government sponsored plans. The transaction is expected to close near the end of the first quarter of 2002, subject to customary closing conditions and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction will be accounted for under the provisions of FAS 141 and FAS 142. The purchase price will be funded with cash on hand, up to $100 million of borrowings on our revolving credit facility, a $350,000 million new tack-on Term B loan and the issuance of approximately 552,000 shares of our common stock. We will file an Internal Revenue Code ss.338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible.

         To fund the acquisition of NPA we are amending our existing credit facility to add a $350 million Term B loan. The Term B loan will have a maturity of six years and will amortize 1% in years one through four, 25% in year five and 71% in year six. Interest will be payable quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. The anticipated interest rate spread for LIBOR borrowings will be 225 basis points. The Term B loan will be secured on the same basis as our existing credit facility. In addition, we are requesting in the amendment to adjust certain covenants, relating to restricted junior payments and asset sales, and to provide for a future accounts receivable facility.

         On February 25 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc. ("Phoenix"), a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $33 million in cash plus the assumption of certain liabilities. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 95 million sample units in 2001. The transaction, which will be accounted for under the provisions of FAS 141 and FAS 142.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which has been accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in the consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000 which was amortized using the straight-line method over the estimated useful life of 30 years. Pro forma information, as if CAPSS had been acquired as of the beginning of the year, is not being presented as the inclusion of CAPSS financial data would not have a material impact to our consolidated financial statements.

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

         The acquisition has been accounted for using the purchase method of accounting. The results of operations of DPS have been included in the consolidated financial statements and PBM segment since April 1, 1999. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to other intangible assets consisting of customer contracts in the amount of $129,500,000 which began amortizing in 1999 using the straight-line method over the estimated useful lives of 2 to 20 years and goodwill in the amount of $754,236,000 which was amortized using the straight-line method over the estimated useful life of 30 years.

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

                                                             Year Ended
                                                             December 31,
(in thousands, except per share data)                            1999
-------------------------------------------------------------------------------
Total revenues                                                  $  4,353,470
Income before extraordinary loss                                     158,423
Extraordinary loss                                                    (7,150)
                                                        -----------------------
Net income                                                      $    151,273
                                                        =======================
Basic earnings per share
    Before extraordinary loss                                   $       2.20
    Extraordinary loss                                                 (0.10)
                                                        -----------------------
    Net income                                                  $       2.10
                                                        =======================
Diluted earnings per share
    Before extraordinary loss                                   $       2.14
    Extraordinary loss                                                 (0.10)
                                                        -----------------------
    Net income                                                  $       2.04
                                                        =======================


         Sale of assets. On June 12, 2001, we entered into an agreement with Option Care, Inc. to sell our Express Scripts Infusion Services branch offices for an amount approximating book value of the assets. In addition, we discontinued all of our remaining acute home infusion services revenue generating activities. The sale to Option Care, Inc. did not have a material effect on our financial statements.

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

         On October 13, 1999, the transactions described in the Contribution Agreement were consummated, YPC received 10,369,990 unregistered shares, or 19.9%, of the common equity of PlanetRx, and PlanetRx assumed options granted to YPC employees which converted into options to purchase approximately 1.8 million shares of PlanetRx common stock. In connection with the IPO, we also executed a 180 day lock-up agreement that prevented us from selling our shares until April 10, 2000. The consummation of the transaction occurred immediately preceding the closing of PlanetRx's IPO of common stock. Based on the IPO price of $16 per share, YPC received consideration valued at $165,920,000. We recorded a one-time gain during 1999 (in other income) of $182,930,000 on the transaction, and a one-time stock compensation expense during 1999 (included in non-recurring expenses) of $19,520,000 relating to the YPC employee stock options. We accounted for this investment in PlanetRx on the cost method and reported our investment on the balance sheet at fair value in accordance with FAS 115 (see
Note 1).

         As part of our agreement, PlanetRx was to pay us an annual fee of $11,650,000 and reimbursement for certain expenses of $3,000,000 over a 5 year term, which could have extended to 10 years if we met certain performance measures. Additionally, we were eligible to receive an incremental fee based upon the number of our members who placed their first order for prescription drug or non-prescription merchandise with PlanetRx. We recorded $10,423,000 and $3,000,000 of revenue during 2000 and 1999, respectively. We also reduced selling and general administrative expenses by $1,500,000 and $750,000 for reimbursement of certain expenses relating to our Internet initiative during 2000 and 1999, respectively.

         Effective July 5, 2000, we restructured our agreement with PlanetRx in exchange for a one-time cash payment of $8 million. Approximately $3.7 million of the payment represented amounts earned through the second quarter of 2000, the remaining $4.3 million represented a fee for the termination of the prior contract. No additional cash payments were paid to us under the restructured agreement.

         During 2000, we recorded a non-cash impairment charge to write-off our investment in PlanetRx common stock as the loss in value was deemed to be other than temporary. Therefore, any unrealized losses associated with recording our investment in PlanetRx at current market value that we had recorded in stockholders' equity were written off to the current period earnings, in addition to any additional charges necessary to write-off our investment. Additionally, during 2000 we donated approximately 200,000 shares (after giving effect to the 8-for-1 reverse stock split on December 4, 2000) of PlanetRx common stock and realized expenses related to the donation of approximately $713,000. At December 31, 2001 we own approximately 1,096,000 shares, or 17.8% (after giving effect to the 8-for-1 reverse stock split on December 4, 2000) of PlanetRx which are carried at no value.


3.       Contractual agreements

         Effective January 1, 1996, we executed a multi-year contract with The Manufacturers Life Insurance Company ("Manulife"), to provide PBM services in Canada. Under the terms of the agreement, we are the exclusive third-party provider of PBM services to Manulife's Canadian clients. We are required to issue shares of our common stock as an advance discount to Manulife based upon achievement of certain volumes of Manulife pharmacy claims we process during years four through six of the agreement. Based on the claims processed through 2001, Manulife has earned 101,000 shares of our common stock to be issued during 2002. These shares have been included as outstanding in the basic and diluted earnings per share computation as if they were issued on December 31, 2001. In addition, as of December 31, 2001 we have recorded an advance discount (included in other intangible assets) of $4.7 million to be amortized against revenue over the period of the contract.

         Upon issuance of the shares, the Manulife contract will be extended for 10 years. Should Manulife terminate the agreement early, they would be required to reimburse us for the unamortized discount. As a result, the advance discount will be amortized over the 10-year extended contract period. Except for certain exemptions from registration under the 1933 Act, the shares issued to Manulife cannot be traded until they have been registered under the 1933 Act and applicable state laws. If Manulife attains additional claims processing volume, the maximum amount of total shares that could be issued to Manulife under the terms of this agreement cannot exceed approximately 474,000.

         The agreement with Manulife provides Manulife with the option to terminate upon the occurrence of certain specific events. If Manulife has not exercised the early termination option at the end of the tenth year of the agreement, we will issue at that time a ten-year warrant to purchase up to approximately 237,000 additional shares of our Common Stock exercisable at 85% of the then market price. The actual number of shares for which such warrant is to be issued is based on the volume of Manulife pharmacy claims we process in year ten. The agreement also includes similar provisions under which the Company would have issued a warrant to Manulife at the end of year six of the agreement, however, Manulife did not meet the claim volume necessary during year six to earn this warrant. .


4.       Property and equipment

         Property and equipment, at cost, consists of the following:

                                                December 31,
(in thousands)                          2001                    2000
------------------------------------------------------------------------------
Land                                  $         400           $         400
Furniture                                    19,254                  18,210
Equipment                                   106,299                  87,515
Computer software                           115,447                 101,075
Leasehold improvements                       18,237                  14,594
                                   -------------------------------------------
                                            259,637                 221,794
Less accumulated depreciation
and amortization                             94,374                  74,085
                                   -------------------------------------------
                                      $     165,263           $     147,709
                                   ===========================================

5.       Financing

         Long-term debt consists of:

                                                         December 31,
(in thousands)                                   2001                    2000
--------------------------------------------------------------------------------
Term A loans due March 31, 2005 with an
   interest rate of 3.37% and 7.52% at
   December 31, 2001 and 2000, and a
   deferred interest rate swap gain of $648
   and $847 at December 31, 2001 and 2000     $ 105,648            $    155,847
9.625% Senior Notes due June 15, 2009, net
   of an unamortized discount of $941 and
   $1,024, and an unamortized interest rate
   lock of $1,527 and $1,733                    240,471                 240,594
                                            ----------------- ------------------
                                              $ 346,119            $    396,441
                                            ================= ==================

         We have a credit facility with a commercial bank syndicate which consists of $105 million of Term A loans and a $150 million revolving credit facility. During 2001, we utilized $50 million of our own internally generated cash to prepay a portion of our Term A loans. As a result of the prepayment, we recorded an extraordinary charge during 2001 for the deferred financing fees in the amount of $602,000 ($372,000 net of tax). The prepayment on the Term A loans eliminated the scheduled principal payments for fiscal year 2003, and a portion of the scheduled principal payment for fiscal year 2004. The capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., and 65% of the stock of our foreign subsidiaries have been pledged as collateral for the credit facility.

         The credit facility requires us to pay interest quarterly on an interest rate spread based on several LIBOR or base rate options. To alleviate interest rate volatility, we have entered into interest rate swap arrangements (see Note 6), which are discussed below. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($150 million at December 31, 2001). At December 31, 2001, we are in compliance with all covenants associated with the credit facility. In conjunction with the NPA acquisition, we are amending our credit facility to add a $350 million Term B loan and adjusting certain covenants (see Note 2)

         In June 1999, we issued $250 million of 9.625% Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. The Senior Notes are callable at specified prepayment premiums beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. During the second quarter of 2000, we repurchased $10,115,000 of our Senior Notes on the open market for $10,150,000, which includes $385,000 of accrued interest.

         The following represents the schedule of current maturities for our long-term debt, excluding the deferred interest rate swap gain of $648,000 at December 31, 2001 (in thousands):

             Year Ended December 31,
-------------------------------------------------------------------------
2002                                                  $              -
2003                                                                 -
2004                                                            39,450
2005                                                            65,550
2006                                                                 -
                                                  -----------------------
                                                      $        105,000
                                                  =======================

         During 2000, we received $2,397,000 to restructure an existing interest rate swap agreement in conjunction with a prepayment of the Term A loans. We recognized $1,500,000 ($926,000 net of tax) against interest expense as an ordinary gain related to the prepayment of debt and the remaining $897,000 has been deferred and is being amortized over the remaining term of the loans. Interest expense was reduced by $199,000 and $50,000 during 2001 and 2000, respectively.

         During 1999, we entered into an interest rate lock related to our offering of $250 million Senior Notes. Upon issuance of the Senior Notes, we received $2,135,000, which is being amortized against interest expense over the term of the Senior Notes. Interest expense was reduced by $206,000 and $286,000 during 2001 and 2000, respectively.


6.       Derivative financial instruments

         Effective January 1, 2001, we adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 ("FAS 133"). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during 2001 by $3,589,000, net of taxes, in the accompanying Unaudited Consolidated Statement of Changes in Stockholders' Equity due to a cumulative effect of change in accounting principle of $612,000 as of January 1, 2001, and additional deferred losses recorded during 2001 of $2,977,000.

         We use interest rate swap agreements to manage our interest rate risk on future variable interest payments. As of December 31, 2001, we have one swap agreement to fix the variable interest payments on approximately $98 million of our debt under our credit facility. Under this swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $98 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will increase to $100 million in October 2002 and beginning in April 2003, will reduce to $60 million and in April 2004 will reduce to $20 million until maturing in April 2005.

         Our present interest rate swap agreement is a cash flow hedge as it requires us to pay fixed-rates of interest, which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is reported on the balance sheet in other liabilities ($5,798,000 pre-tax at December 31, 2001) and the related gains or losses on this agreement are deferred in shareholders' equity as a component of other comprehensive income (a $3,589,000, net of taxes, reduction at December 31, 2001). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The gains or losses associated with the ineffective portion of this agreement are immediately recognized in income. For the year ended December 31, 2001, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

7.       Income taxes

         The income tax provision consists of the following:
                                                 Year Ended December 31,
(in thousands)                             2001         2000         1999
--------------------------------------------------------------------------------
Current provision:
   Federal                             $   57,601   $   40,515    $   26,933
   State                                    6,754        5,668         4,190
   Foreign                                   (276)        (538)          758
                                       -----------------------------------------
      Total current provision              64,079       45,645        31,881
                                       -----------------------------------------
Deferred provision:
   Federal                                 18,045      (37,757)       68,627
   State                                    1,112       (4,335)        7,590
   Foreign                                    (64)           -             -
                                       -----------------------------------------
      Total deferred provision             19,093      (42,092)       76,217
                                       -----------------------------------------
Total current and deferred provision   $   83,172   $    3,553    $  108,098
                                       =========================================

         Income taxes included in the Consolidated Statement of Operations are:

                                                   Year Ended December 31,
(in thousands)                                2001         2000         1999
--------------------------------------------------------------------------------
Continuing operations                     $   83,172   $    3,553    $  108,098
Extraordinary loss on early retirement
   of debt                                      (228)        (685)       (4,492)
                                         ---------------------------------------
                                          $   82,944   $    2,868    $  103,606
                                         =======================================

         A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2000, 1999 and 1998 is immaterial):

                                                    Year Ended December 31,
                                                  2001       2000       1999
--------------------------------------------------------------------------------
Statutory federal income tax rate                 35.0%      35.0%       35.0%
State taxes, net of federal benefit                2.6        3.3         3.6
Non-deductible amortization of goodwill and
   customer contracts                              2.2     (103.6)        1.8
Other, net                                         0.1      (14.2)        0.3
                                              ----------------------------------
Effective tax rate                                39.9%     (79.5)%      40.7%
                                              ==================================

         The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:

                                                            December 31,
(in thousands)                                         2001            2000
--------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for doubtful accounts               $     8,519       $     9,087
   Accrued expenses                                    4,866            16,203
   Non-compete agreements                              2,151             2,292
   Net operating loss carryforward                         -             2,975
   Deferred compensation                               3,862             1,006
   Restricted stock                                    3,762
   Deferred loss on interest rate swap                 2,209                 -
   Other                                               1,373             1,360
                                                   ----------------------------
     Gross deferred tax assets                        26,742            32,923
                                                   ----------------------------
Deferred tax liabilities:
   Depreciation and property differences             (26,489)          (17,799)
   Goodwill and customer contract amortization       (23,677)          (15,026)
   Other                                              (3,061)           (2,341)
                                                   ----------------------------
     Gross deferred tax liabilities                  (53,227)          (35,166)
                                                   ----------------------------


Net deferred tax liabilities                     $   (26,485)      $    (2,243)
                                                   ============================


8.       Commitments and contingencies

         We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. Rental expense under the office and distribution facilities leases in 2001, 2000 and 1999 was $14,654,000, $12,041,000 and $11,147,000, respectively. The future minimum lease payments due under noncancellable operating leases are as follows (in thousands):

             Year Ended December 31,
-----------------------------------------------------------------
                      2002                          $     13,521
                      2003                                13,298
                      2004                                13,361
                      2005                                13,085
                      2006                                11,691
                   Thereafter                             23,960
                                               ------------------
                                                    $     88,916
                                               ==================

         For the year ended December 31, 2001, approximately 50.5% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available and that no other concentration risks exist at December 31, 2001.

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

         In the ordinary course of business (which includes the business conducted by entities we have acquired prior to acquiring them, respectively), various legal proceedings, investigations or claims pending have arisen against us and our subsidiaries (ValueRx and DPS continue to be a party to proceedings that arose prior to their April 1, 1998 and April 1, 1999 respective acquisition dates). The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in our opinion, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending are not expected to materially affect our consolidated financial position, results of operations and/or cash flows.


9.       Common stock

         In May 2001, we announced a two-for-one stock split of our Class A Common Stock for stockholders of record on June 8, 2001, effective June 22, 2001. The split was effected in the form of a dividend by issuance of one share of Class A Common Stock for each share of Class A Common Stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for all years presented have been adjusted for the stock split.

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

         Prior to November 7, 2000, NYLife Healthcare Management, Inc., a subsidiary of New York Life Insurance Company, owned all of our outstanding shares of Class B Common Stock. On November 7, 2000, NYLife Healthcare Management, Inc. exchanged each outstanding share of Class B Common Stock for one share of our Class A Common Stock and then immediately distributed such shares to NYLIFE LLC, another subsidiary of New York Life. Consequently, on November 7, 2000, we reacquired all of our outstanding Class B Common Stock. Immediately following the exchange and distribution to NYLIFE LLC, NYLIFE LLC completed the sale of 13,800,000 shares of our Class A Common Stock to the public through a secondary offering. Contemporaneous with this stock offering, the Express Scripts Automatic Exchange Security Trust, a closed-end investment company that is not affiliated with us, sold 6,900,000 investment units to the public. Upon maturity of the investment units, the Trust may deliver up to 6,900,000 shares of our Class A Common Stock owned by NYLIFE LLC to the holders of the investment units. We did not receive any proceeds from the secondary offering or the offering by the Trust.

         At December 31, 2001, NYLIFE LLC owned shares of our Common Stock representing approximately 20.8% of the combined voting power of all classes of our common stock, which includes the right to vote 6,900,000 Common Stock that the Trust may deliver upon exchange of the Trust issued investment units. New York Life has agreed on behalf of itself and its subsidiaries, to vote these 6,900,000 shares of our Common Stock prior to delivery thereof by the Trust to the holders of the Trust investment units in the same proportion and to the same effect as the votes cast by our other stockholders at any meeting of stockholders, subject to the following exceptions: New York Life has agreed to vote its 16,240,000 shares (which includes the above described 6,900,000 shares) in favor of the slate of nominees for directors recommended by our Board of Directors for election by stockholders (provided that, so long as New York Life is entitled to representation on the Board of Directors, such slate includes New York Life's nominees). On February 11, 2002, NYLIFE LLC completed a distribution of 11,740,000 of its shares of our Common Stock to its parent, New York Life. This distribution does not affect New York Life's rights or obligations with respect to our Common Stock as described above.

         In June 1999, we consummated our offering of 10,350,000 shares of our Class A Common Stock at a price of $30.50 per share. The net proceeds of $299,378,000 were used to retire the $150 million senior subordinated bridge credit facility and a portion of the Term B loans under the $1.05 billion credit facility.

         As of December 31, 2001, we have repurchased a total of 3,757,000 shares of our Common Stock under the stock repurchase program that we announced on October 25, 1996, of which, 1,227,000 shares were repurchased during 2001. Approximately 2,558,000 shares have been reissued in connection with employee compensation plans through December 31, 2001. In February 2002, our Board of Directors approved an increase in our stock repurchase program from 5,000,000 shares (adjusted for the June 2002 two for one stock split) to 6,500,000 shares, and placed no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

         As of December 31, 2001, approximately 2,015,000 shares of our Common Stock have been reserved for issuance to organizations with which we have signed contractual agreements (see Note 3) and for employee benefit plans (see Note
10).


10.      Employee benefit plans and stock-based compensation plans

         Retirement savings plan. We offer all of our full-time employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees may elect to enter a written salary deferral agreement under which a maximum of 15% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. We match 100% of the first 4% of the employees' compensation contributed to the Plan. For the years ended December 31, 2001, 2000 and 1999, we had contribution expense of approximately $4,994,000, $4,718,000 and $3,604,000, respectively.

         Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our Common Stock. Participating employees may elect to contribute up to 10% of their salary to purchase common stock at the end of each six month participation period at a purchase price equal to 85% of the fair market value of our Common Stock at the end of the participation period. During 2001 and 2000, approximately 34,000 and 64,000 shares of our Common Stock were issued under the plan, respectively. Our Common Stock reserved for future employee purchases under the plan is 383,000 at December 31, 2001.

         Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the "Executive Deferred Compensation Plan") that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2001, our contribution was equal to 6% of each qualified participant's total annual compensation, with 25% being allocated as a hypothetical investment in our Common Stock and the remaining being allocated to a variety of investment options. We have chosen to fund our liability for this plan through investing in trading securities, which primarily consists of mutual funds (see Note 1). We incurred approximately $2,090,000, $89,000 and $224,000 of compensation expense in 2001, 2000 and 1999, respectively. At December 31, 2001, 99,000 shares of our Common Stock have been reserved for future issuance under the plan.

         Stock-based compensation plans. In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 (as amended, the "2000 LTIP"), which provides for the grant of various equity awards to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The amended 2000 LTIP was approved by our stockholders in May 2001. As of December 31, 2001, 616,000 shares of our Common Stock are available for issuance under this plan. During 2001 and 2000, we granted approximately 228,000 and 453,000 restricted shares of Common Stock, 455,000 were issued from shares held in treasury, under the 2000 LTIP to certain of our officers and employees. These shares are subject to various cliff-vesting periods from three to ten years with provisions allowing for accelerated vesting based upon specific performance criteria. Prior to vesting, these restricted shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. Approximately 93,000 shares have been forfeited as of February 28, 2002. Unearned compensation relating to the restricted shares is recorded as a separate component of stockholders' equity and is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2001 and 2000, unearned compensation was $11,944,000 and $13,594,000, respectively, which is net of compensation expense for 2001 and 2000 of $9,425,000 and $1,247,000, respectively.

         As a result of the Board's adoption and stockholder approval of the 2000 LTIP, no additional awards will be granted under either of our 1992 amended and restated stock option plans (discussed below) or under our 1994 amended and restated Stock Option Plan (discussed below). However, these plans are still in existence as there are outstanding grants under these plans.

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

         We apply APB 25 and related interpretations in accounting for our plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted. Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. Because future options may be granted and vesting typically occurs over a three to five year period, the pro forma impact shown for 2001, 2000 and 1999 is not necessarily representative of the impact in future years.

(in thousands, except per share data)      2001           2000            1999
--------------------------------------------------------------------------------
Net income
   As reported                        $   124,700    $    (9,126)    $   150,218
   Pro forma                              114,937        (19,796)        142,753

Basic earnings per share
   As reported                        $      1.60    $     (0.12)    $      2.08
   Pro forma                                 1.48          (0.26)           1.98

Diluted earnings per share
   As reported                        $      1.56    $     (0.12)    $      2.03
   Pro forma                                 1.44          (0.26)           1.93

         The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                    2001            2000            1999
--------------------------------------------------------------------------------
Expected life of option          2-5 years       1-6 years       2-7 years
Risk-free interest rate          1.7%-4.9%       6.0%-6.7%       4.6%-6.3%
Expected volatility of stock        55%           56%-60%           59%
Expected dividend yield             None            None            None

         A summary of the status of our fixed stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below.

                                               2001                         2000                        1999
                                      --------------------------------------------------------------------------------------
                                                   Weighted-Average            Weighted-Average             Weighted-Average
                                                      Exercise                    Exercise                      Exercise
(share data in thousands)                Shares         Price        Shares         Price        Shares           Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          6,448        $ 20.58        6,572        $ 17.62          5,560       $ 14.01
Granted                                   1,230          41.93        1,782          24.03          1,686         30.22
Exercised                                (1,531)         15.25       (1,554)         11.16           (392)        15.14
Forfeited/Cancelled                        (155)         22.93         (352)         24.28           (282)        25.18
                                      -------------               -------------                 ------------
Outstanding at end of year                5,992          26.26        6,448          20.58          6,572         17.62
                                      =============               =============                 ============

Options exercisable at year end           2,758                       2,524                         2,782
                                      =============               =============                 ============
Weighted-average fair value of
  options granted during the year      $  19.06                    $  10.85                      $  16.20
                                      =============               =============                 ============

         The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                           Options Outstanding                                Options Exercisable
                       ------------------------------------------------------------    ----------------------------------

      Range of
   Exercise Prices           Number         Weighted-Average                                Number       Weighted-Average
   (share data in        Outstanding at        Remaining        Weighted-Average         Exercisable     Exercise Price
     thousands)             12/31/01        Contractual Life     Exercise Price          at 12/31/01
-----------------------------------------------------------------------------------    ----------------------------------
   $1.63 - $19.31                 2,274                5.45            $    14.90             1,360            $  13.29
   19.47 - 27.56                  1,503                7.43                 25.96               800               25.96
   28.22 - 39.24                  1,662                7.45                 35.94               550               33.53
   40.19 - 48.34                    515                6.30                 45.15                48               41.88
   53.90 - 53.90                     38                6.57                 53.90                 -                -
                       -------------------                                             -----------------
   $1.63 - 53.90                  5,992                6.72            $    26.26             2,758            $  21.52
                       ===================                                             =================

11.      Corporate restructuring

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

                               Balance at                                   Balance at                     Balance at
                              December 31,        2000          2000       December 31,        2001       December 31,
(in thousands)                    1999         Reversals       Usage           2000           Usage           2001
------------------------------------------------------------------------------------------------------------------------
NON-CASH
Write-down of long-lived
     assets                     $       28     $        -    $        -      $       28     $       28      $        -
CASH
Employee transition costs            1,592              -         1,592               -              -               -
Stock compensation                     559              -           559               -              -               -
Lease termination fees and
     rent                            1,338             44         1,167             127            127               -
                             --------------------------------------------------------------------------------------------
                                $    3,517     $       44    $    3,318      $      155     $      155      $        -
                             ============================================================================================

         All of the restructuring charges which include tangible assets to be disposed of are written down to their net realizable value, less cost of disposal. We expect recovery to approximate its cost of disposal. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary from such estimates.


12.      Condensed consolidating financial statements

         Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Practice Patterns Science, Inc., Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. During 2001 and 2000, we undertook an internal corporate reorganization to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx, and to create several new entities to conduct certain activities, including Express Scripts Specialty Distribution Services ("SDS"), ESI Mail Pharmacy Service, Inc. ("ESI MPS"), Express Access Pharmacy, Inc.

("EAP") and ESI Resources, Inc. ("ERI"). Consequently, the assets, liabilities and operations of ValueRx are incorporated into those of the issuer, Express Scripts, Inc. and the assets, liabilities and operations of SDS, ESI MPS, EAP and ERI are incorporated into those of the Guarantors.


Condensed Consolidating Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Express
(in thousands)                                   Scripts, Inc.     Guarantors      Non-Guarantors   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2001
Current assets                                     $   972,844     $   230,303      $    10,056     $           -    $ 1,213,203
Property and equipment, net                            131,567          32,500            1,196                 -        165,263
Investments in subsidiaries                          1,208,931         752,256                -        (1,961,187)             -
Intercompany                                           214,531        (185,148)         (29,383)                -              -
Goodwill, net                                          241,457         685,893           14,930                 -        942,280
Other intangible assets, net                            62,198          93,787            9,364                 -        165,349
Other assets                                            87,024         (72,492)            (382)                -         14,150
                                                 ----------------------------------------------------------------------------------
    Total assets                                   $ 2,918,552     $ 1,537,099      $     5,781     $  (1,961,187)   $ 2,500,245
                                                 ==================================================================================

Current liabilities                                $   482,157     $   759,969      $     3,491     $           -    $ 1,245,617
Long-term debt                                         346,119               -                -                 -        346,119
Other liabilities                                      151,754         (73,173)          (2,069)                -         76,512
Stockholders' equity                                 1,938,522         850,303            4,359        (1,961,187)       831,997
                                                 ----------------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $ 2,918,552     $ 1,537,099      $     5,781     $  (1,961,187)   $ 2,500,245
                                                 ==================================================================================

AS OF DECEMBER 31, 2000
Current assets                                     $   755,995     $   236,311      $     5,863      $         -     $   998,169
Property and equipment, net                            120,754          24,724            2,231                -         147,709
Investments in subsidiaries                            866,561               -            2,261         (868,822)              -
Intercompany                                          (219,809)        226,975           (7,166)               -               -
Goodwill, net                                          251,139         711,062            4,816                -         967,017
Other intangible assets, net                            55,175         101,640              279                -         157,094
Other assets                                            77,505         (73,162)           2,312                -           6,655
                                                 ----------------------------------------------------------------------------------
    Total assets                                   $ 1,907,320     $ 1,227,550      $    10,596      $  (868,822)    $ 2,276,644
                                                 ==================================================================================

Current liabilities                                $   630,888     $   478,583      $     6,473      $         -     $ 1,115,944
Long-term debt                                         396,441               -                -                -         396,441
Other liabilities                                      125,264         (64,514)          (1,735)               -          59,015
Stockholders' equity                                   754,727         813,481            5,858         (868,822)        705,244
                                                 ----------------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $ 1,907,320     $ 1,227,550      $    10,596      $  (868,822)    $ 2,276,644
                                                 ==================================================================================



Condensed Consolidating Statement of Operations
                                                    Express                            Non-
(in thousands)                                   Scripts, Inc.     Guarantors       Guarantors      Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
Total revenues                                     $ 5,766,958     $ 3,545,124      $    16,700      $         -     $ 9,328,782
Operating expenses                                   5,586,168       3,487,001           18,436                -       9,091,605
                                                 ----------------------------------------------------------------------------------
   Operating income (loss)                             180,790          58,123           (1,736)               -         237,177
Undistributed loss from joint venture                   (1,834)              -                -                -          (1,834)
Interest (expense) income                              (26,489)            (16)            (594)               -         (27,099)
                                                 ----------------------------------------------------------------------------------
   Income (loss) before tax effect                     152,467          58,107           (2,330)               -         208,244
Income tax provision (benefit)                          62,574          21,285             (687)               -          83,172
                                                 ----------------------------------------------------------------------------------
   Income (loss) before extraordinary item              89,893          36,822           (1,643)               -         125,072
Extraordinary item                                        (372)              -                -                -            (372)
                                                 ----------------------------------------------------------------------------------
   Net income (loss)                               $    89,521     $    36,822      $    (1,643)     $         -     $   124,700
                                                 ==================================================================================

YEAR ENDED DECEMBER 31, 2000
Total revenues                                     $ 4,387,439     $ 2,512,197      $    11,813      $         -     $ 6,911,449
Operating expenses                                   4,284,531       2,411,737           14,969                -       6,711,237
                                                 ----------------------------------------------------------------------------------
   Operating income (loss)                             102,908         100,460           (3,156)               -         200,212
Write-off of marketable securities                           -        (165,207)               -                -        (165,207)
Interest (expense) income                              (39,506)            (12)              45                -         (39,473)
                                                 ----------------------------------------------------------------------------------
   Income (loss) before tax effect                      63,402         (64,759)          (3,111)               -          (4,468)
Income tax provision (benefit)                          29,705         (24,910)          (1,242)               -           3,553
                                                 ----------------------------------------------------------------------------------
   Income (loss) before extraordinary item              33,697         (39,849)          (1,869)               -          (8,021)
Extraordinary item                                      (1,105)              -                -                -          (1,105)
                                                 ----------------------------------------------------------------------------------
   Net income (loss)                               $    32,592     $   (39,849)     $    (1,869)     $         -     $    (9,126)
                                                 ==================================================================================

YEAR ENDED DECEMBER 31, 1999
Total revenues                                     $ 2,375,045     $ 1,989,237      $    40,915      $         -     $ 4,405,197
Operating expenses                                   2,257,237       1,971,696           39,480                -       4,268,413
                                                 ----------------------------------------------------------------------------------
   Operating income                                    117,808          17,541            1,435                -         136,784
Gain on sale of assets                                       -         182,930                -                -         182,930
Interest (expense) income                              (54,700)            292              160                -         (54,248)
                                                 ----------------------------------------------------------------------------------
   Income before tax provision                          63,108         200,763            1,595                -         265,466
Income tax provision                                    34,799          72,031            1,268                -         108,098
                                                 ----------------------------------------------------------------------------------
   Income before extraordinary loss                     28,309         128,732              327                -         157,368
Extraordinary item                                      (7,150)              -                -                -          (7,150)
                                                 ----------------------------------------------------------------------------------
   Net income                                      $    21,159     $   128,732      $       327      $         -     $   150,218
                                                 ==================================================================================




Condensed Consolidating Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Express
(in thousands)                                   Scripts, Inc.     Guarantors      Non-Guarantors   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
Net cash (used in) provided by
  operating activities                             $   (62,479)    $   348,738      $    (5,122)     $      (147)    $   280,990
                                                 ----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                   (43,994)        (13,059)            (233)               -         (57,286)
  Proceeds from sales of property
     and equipment                                          22             810               12                -             844
  Acquisitions and joint venture                        (3,866)              -          (16,399)               -         (20,265)
  Other                                                    (12)              -                -                -             (12)
                                                 ----------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                                 (47,850)        (12,249)         (16,620)               -         (76,719)
                                                 ----------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                          (50,000)              -                -                -         (50,000)
  Treasury stock acquired                              (54,463)              -                -                -         (54,463)
  Proceeds from employee stock plans                    24,914               -                -                -          24,914
  Net transactions with parent                         314,458        (340,133)          25,528              147               -
                                                 ----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                 234,909        (340,133)          25,528              147         (79,549)
                                                 ----------------------------------------------------------------------------------

Effect of foreign currency
  translation adjustment                                     -               -             (211)               -            (211)
                                                 ----------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                     124,580          (3,644)           3,575                -         124,511
Cash and cash equivalents at beginning
  of year                                              148,311         (98,519)           3,412                -          53,204
                                                 ----------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   272,891     $  (102,163)     $     6,987      $         -     $   177,715
                                                 ==================================================================================

YEAR ENDED DECEMBER 31, 2000
Net cash (used in) provided by
  operating activities                             $  (316,793)    $   571,125      $    (8,275)     $      (147)    $   245,910
                                                 ----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                  (107,171)         27,215             (262)               -         (80,218)
  Proceeds from sales of property
     and equipment                                       8,831               -                -                -           8,831
  Other                                                 (2,191)              -                -                -          (2,191)
                                                 ----------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                                (100,531)         27,215             (262)               -         (73,578)
                                                 ----------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                         (240,069)              -                -                -        (240,069)
  Treasury stock acquired                              (30,247)              -                -                -         (30,247)
  Other                                                 18,689               -                -                -          18,689
  Net transactions with parent                         693,540        (701,057)           7,370              147               -
                                                 ----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                 441,913        (701,057)           7,370              147        (251,627)
                                                 ----------------------------------------------------------------------------------


Condensed Consolidating Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Express
(in thousands)                                   Scripts, Inc.     Guarantors      Non-Guarantors   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency
  translation adjustment                                     -               -             (131)               -            (131)
                                                 ----------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                      24,589        (102,717)          (1,298)               -         (79,426)
Cash and cash equivalents at beginning
  of year                                              123,722           4,198            4,710                -         132,630
                                                 ----------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   148,311     $   (98,519)     $     3,412      $         -     $    53,204
                                                 =============== ================ ================ =============== ================


13.      Segment information

         We are organized on the basis of services offered and have determined we have two reportable segments: PBM services and non-PBM services (defined in Note 1 "organization and operations"). We manage the pharmacy benefit within an operating segment that encompasses a fully-integrated PBM service. The remaining operating service lines (SDS and Express Scripts Infusion Services) have been aggregated into a non-PBM reporting segment.

         The following table presents information about the reportable segments for the years ended December 31:

(in thousands)                                 PBM      Non-PBM         Total
--------------------------------------------------------------------------------
2001
Total revenues                           $  9,254,514  $  74,268    $ 9,328,782
Depreciation and amortization expense          79,133        950         80,083
Interest income                                 7,120          -          7,120
Interest expense                               33,403        816         34,219
Income before income taxes                    192,661     15,583        208,244
Total assets                                2,437,323     62,922      2,500,245
Capital expenditures                           54,581      2,705         57,286
--------------------------------------------------------------------------------
2000
Total revenues                           $  6,823,405  $  88,044    $ 6,911,449
Depreciation and amortization expense          77,830        785         78,615
Interest income                                 8,430          -          8,430
Interest expense                               47,898          5         47,903
Income before income taxes                    (19,666)    15,198         (4,468)
Total assets                                2,227,348     49,296      2,276,644
Capital expenditures                           78,065      2,153         80,218
--------------------------------------------------------------------------------
1999
Total revenues                           $  4,339,387  $  65,810    $ 4,405,197
Depreciation and amortization expense          71,156        711         71,867
Interest income                                 5,761          1          5,762
Interest expense                               60,001          9         60,010
Income before income taxes                    259,182      6,284        265,466
Total assets                                2,479,746      7,565      2,487,311
Capital expenditures                           35,895      1,063         36,958
--------------------------------------------------------------------------------

14.      Quarterly financial data (unaudited)

--------------------------------------------------------------------------------
                                                    Quarters
                                 -----------------------------------------------
(in thousands,
 except per share data)           First      Second      Third         Fourth
--------------------------------------------------------------------------------
FISCAL 2001
Total revenues                 $2,090,540 $ 2,247,343 $ 2,381,252   $ 2,609,647
Cost of revenues                1,945,641   2,097,059   2,236,799     2,453,415
Selling, general and
   administratitive                89,798      92,590      84,222        92,081
Operating income                   55,101      57,694      60,231        64,151
Extraordinary item                      -           -        (372)            -
                               -------------------------------------------------
Net income                     $   28,079 $    30,244 $    32,191   $    34,186
                               =================================================

Basic earnings per share
    Before extraordinary item  $     0.36   $    0.39  $     0.41   $      0.44
    Extraordinary item                  -           -           -             -
                               -------------------------------------------------
    Net income                 $     0.36   $    0.39   $    0.41   $      0.44
                               =================================================

Diluted earnings per share:
    Before extraordinary item  $     0.35   $    0.38  $     0.40   $      0.43
    Extraordinary item                  -           -           -             -
                               -------------------------------------------------
    Net income                 $     0.35   $    0.38   $    0.40   $      0.43
                               =================================================


--------------------------------------------------------------------------------
                                                     Quarters
                                   ---------------------------------------------
(in thousands,
 except per share data)               First     Second(1)   Third(2)  Fourth(3)
--------------------------------------------------------------------------------
FISCAL 2000
Total revenues                     $1,504,645  $1,698,044 $1,757,825 $1,950,935
Cost of revenues                    1,372,291   1,560,748  1,625,094  1,814,349
Selling, general and
  administrative                       83,279      87,314     82,579     85,583
Operating income                       49,075      49,982     50,152     51,003
Extraordinary item                          -           -       (898)      (207)
                                   ---------------------------------------------
Net income (loss)                  $   21,432  $  (74,177)$   23,875 $   19,744
                                   =============================================

Basic earnings (loss) per share:
    Before extraordinary item      $    0.28   $   (0.98) $    0.32  $    0.26
    Extraordinary item                      -           -     (0.01)
                                   ---------------------------------------------
    Net income (loss)              $    0.28   $   (0.98) $    0.31  $    0.26
                                   =============================================

Diluted earnings (loss)
 per share:(4)
    Before extraordinary item      $    0.27   $   (0.98) $    0.31  $    0.25
    Extraordinary item                      -           -     (0.01)      -
                                   ---------------------------------------------
    Net income (loss)              $    0.27   $   (0.98) $    0.30  $    0.25
                                   =============================================
(1) Includes a non-cash write-off of $155,500 ($97,032 net of tax) on our investment in PlanetRx. Excluding this amount, our basic and diluted earnings per share would have been $0.30 each.
(2) Includes an ordinary gain of $1,500 ($926 net of tax) on the restructuring of our interest rate swap agreements. Excluding this amount, our basic and diluted earnings per share before extraordinary items would have been $0.31 and $0.30, respectively.
(3) Includes a non-cash write-off of $9,707 ($6,057 net of tax) on our investment in PlanetRx. Excluding this amount, our basic and diluted earnings per share would have been $0.34 and $0.33, respectively.
(4) In accordance with FAS 128, basic weighted average shares were used to calculate second quarter 2000 diluted EPS as the net loss and the actual diluted weighted average shares (38,507 as of June 30, 2000) cause diluted EPS to be anti-dilutive.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10 - Directors and Executive Officers of the Registrant

         The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement") under the heading "I. Election of Directors"; provided that the Compensation Committee Report on Executive Compensation, the Audit Committee Report and the performance graph contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.


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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report

    (1)  Financial Statements

              The following report of independent accountants and our consolidated financial statements are contained in this Report on the page indicated

                                                              Page No. In
                                                               Form 10-K
                                                           -----------------

         Report of Independent Accountants                        37

         Consolidated Balance Sheet as of
             December 31, 2001 and 2000                           38

         Consolidated Statement of Operations
             for the years ended December 31, 2001,
             2000 and 1999                                        39

         Consolidated Statement of Changes in
             Stockholders' Equity for the years ended
             December 31, 2001, 2000 and 1999                     40

         Consolidated Statement of Cash Flows for
             the years ended December 31, 2001,
             2000 and 1999                                        41
         Notes to Consolidated Financial Statements               42

    (2) The following financial statement schedule is contained in this Report on the page indicated.

                                                              Page No. In
         Financial Statement Schedule:                         Form 10-K
                                                           -----------------

         VIII.  Valuation and Qualifying Accounts
                   and Reserves for the years ended
                   December 31, 2001, 2000 and 1999               69

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

    (3)  List of Exhibits

         See Index to Exhibits on pages 70 - 76

(b)  Reports on Form 8-K


                  (i) On October 19, 2001, we filed a Current Report on Form 8-K dated October 19, 2001, under Items 5, 7, and 9, regarding a press release we issued covering our third quarter 2001 financial performance.

                  (ii) On December 26, 2001, we filed a Current Report on Form 8-K dated December 24, 2001, under Item 5, regarding a private class action suit which had been filed in the United States District Court in Arizona.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EXPRESS SCRIPTS, INC.


March 8    , 2002                 By:  /s/ Barrett A. Toan
                                       ---------------------------
                                       Barrett A. Toan, President
                                       and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date


 /s/ Barrett A. Toan            President,                     March 8, 2002
----------------------------
Barrett A. Toan                 Chief Executive
                                Officer and
                                Chairman of the Board
                                Of Directors


 /s/ George Paz                 Senior Vice President and      March 8, 2002
----------------------------
George Paz                      Chief Financial Officer


/s/ Joseph W. Plum              Vice President and             March 8, 2002
----------------------------
Joseph W. Plum                  Chief Accounting Officer


/s/ Stuart L. Bascomb           Director                       March 8, 2002
----------------------------
Stuart L. Bascomb


                                Director                       March __, 2002
----------------------------
Gary G. Benanav


/s/ Frank J. Borelli            Director                       March 8, 2002
----------------------------
Frank J. Borelli


/s/ Nicholas J. LaHowchic       Director                       March 8, 2002
----------------------------
Nicholas J. LaHowchic


/s/ Thomas P. Mac Mahon         Director                       March 8, 2002
----------------------------
Thomas P. Mac Mahon

/s/ John O. Parker              Director                       March 8, 2002
----------------------------
John O. Parker


                                Director                       March __, 2002
----------------------------
Seymour Sternberg


                                Director                       March __, 2002
----------------------------
Howard L. Waltman


/s/ Norman Zachary              Director                       March 8, 2002
----------------------------
Norman Zachary



                              EXPRESS SCRIPTS, INC.
         Schedule VIII - Valuation and Qualifying Accounts and Reserves Years
                  Ended December 31, 2001, 2000 and 1999


        Col. A                Col. B                     Col. C                     Col. D             Col. E
----------------------     ------------     -------------------------------     --------------     -------------
                                                        Additions
                                            -------------------------------
                              Balance           Charges          Charges                               Balance
                                at             to Costs         to Other                               at End
                             Beginning            and              and                                   of
      Description            of Period         Expenses         Accounts         (Deductions)          Period
----------------------     ------------     -------------    --------------     --------------     -------------

Allowance for Doubtful
Accounts Receivable
Year Ended 12/31/99        $ 17,806,284     $   4,989,041    $     (937,616)(1) $    4,576,997     $  17,280,712
Year Ended 12/31/00        $ 17,280,712     $  12,843,253    $   (1,370,986)(2) $    6,075,618     $  22,677,361
Year Ended 12/31/01        $ 22,677,361     $   8,355,536    $            -     $    6,875,519     $  24,157,378


(1) Represents the opening balance sheet adjustment for ValueRx and the opening balance sheet for our April 1, 1999 acquisition of DPS.
(2)  Represents the opening balance sheet adjustment for DPS.

                                INDEX TO EXHIBITS
            (Express Scripts, Inc. - Commission File Number 0-20199)


Exhibit         Exhibit
Number

2.1a Stock Purchase Agreement by and among SmithKline Beecham Corporation, SmithKline Beecham InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed February 18, 1999.

2.2 Asset Contribution and Reorganization Agreement dated August 31, 1999 by and among PlanetRx.com, Inc., PRX Holdings, Inc., PRX Acquisition, Corp., YourPharmacy.com, Inc., and Express Scripts, Inc. (incorporated by reference to the Exhibit No. 2.1 to PlanetRx's Registration Statement on Form S-1, as amended (Registration Number 333-82485)).

2.3 Asset Purchase Agreement, dated as of December 19, 2001, by and among the Company, Phoenix Marketing Group (Holdings), Inc., and Access Worldwide Communications, Inc.("Access"), incorporated by reference to Appendix A to Access' Definitive Proxy Statement on
            Schedule 14A, filed January 15, 2002.

3.1b Amended and Restated Certificate of Incorporation of the Company, as amended.

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

4.7 Rights Agreement, dated as of July 25, 2001, between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company's Current Report on Form 8-K filed July 31, 2001.

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

10.11c Express Scripts, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

10.12c Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.24 to the Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

10.13c Express Scripts, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994.

10.14c Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.15c First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit D to the Company's Proxy Statement dated April 22, 1999.

10.16c Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit F to the Company's Proxy Statement dated April 22, 1999.

10.17c Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.18c First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 9, 1996.

10.19c Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit G to the Company's Proxy Statement dated April 22, 1999.

10.20c Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan incorporated by reference to Exhibit No. 10.80 to the Company's Annual Report on Form 10-K for the year ending 1994.

10.21c First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 16, 1997.

10.22c Second Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1998.

10.23c Third Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit C to the Company's Proxy Statement dated April 22, 1999.

10.24c Fourth Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit E to the Company's Proxy Statement dated April 22, 1999.

10.25c Express Scripts, Inc. 2000 Long Term Incentive Plan, incorporated by reference to Exhibit No. 4.3 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 9, 2000 (Registration Number 333-43336).

10.26c Amended and restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.27b,c Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan.

10.28c Express Scripts, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-8 filed December 29, 1998 (Registration Number 333-69855).

10.29c Express Scripts, Inc. Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit No 10.1 to the Company's Quarterly Report on From 10-Q for the quarter ending June 30, 2000.

10.30c      Employment Agreement effective as of April 1, 1999, between Barrett
            A. Toan and the Company, incorporated by reference to Exhibit No.
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

10.31c Amendment to the Employment Agreement between the Company and Barrett A. Toan, incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K dated October 17, 2000 and filed October 18, 2000.

10.32b,c Severance Agreement dated as of May 26, 1999, between the Company and Mark O. Johnson.

10.33c Executive Employment Agreement, effective March 15, 2001, between the Company and Stuart L. Bascomb, incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.34c Executive Employment Agreement, effective March 15, 2001, between the Company and David A. Lowenburg, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.35c Executive Employment Agreement, effective March 15, 2001, between the Company and George Paz, incorporated by reference to Exhibit No.
            10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.36c Form of Executive Employment Agreements entered into effective March 15, 2001 between the Company and each of Thomas Boudreau, Mabel Chen and Linda Logsdon, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.37 Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as co-Documentation Agent, incorporated by reference to Exhibit No. 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.38 Amendment No.1 to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No.
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.39 Amendment No. 2 to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.40 Amendment No. 3 and Waiver to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No.
            10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.41 Amendment No.4 Waiver and Consent to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, and certain related schedules, incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.42 Amendment No.5 to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending October 31, 2001.

10.43 Subsidiary Guaranty dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties: Managed Prescription Network, Inc., Value Health, Inc., IVTx, Inc., Express Scripts Vision Corp., ESI/VRx Sales Development Co., HealthCare Services, Inc., MHI, Inc., ValueRx, Inc., ValueRx Pharmacy Program, Inc., Diversified Pharmaceutical Services, Inc., ESI OnLine, Inc., incorporated by reference to Exhibit No. 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.44 Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, incorporated by reference to Exhibit No. 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.45 Addendum to Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, in the form of
            Exhibit I to the Company Pledge Agreement, dated May 4, 2001, incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.46 Addendum to Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, in the form of
            Exhibit I to the Company Pledge Agreement, dated June 20, 2001, incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.47 Subsidiary Pledge Agreement dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties: ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc., incorporated by reference to Exhibit No. 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.48 Addenda to the Subsidiary Pledge Agreement dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc., each in the from of Exhibit I to the Subsidiary Pledge Agreement, adding ESI Partnership, ESI Mail Pharmacy Service, Inc. and ESI-GP Holdings as parties, incorporated by reference to Exhibit No. 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.49 International Swap Dealers Association, Inc. Master Agreement dated as of April 3, 1998, between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit No. 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.50 Swap Transaction Confirmation Agreement between the Company and Bankers Trust Company dated June 17, 1999, incorporated by reference to Exhibit No. 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.51d Agreement dated June 19, 2000 by and among the Company and PlanetRx.com, Inc., incorporated by reference to Exhibit No. 7 to
            Schedule 13D dated June 19, 2000 (filed June 29, 2000), filed by the Company with respect to PlanetRx.com, Inc.

10.52 Amended and Restated Investor's Rights Agreement dated as of June 3, 1999, incorporated by reference to the Exhibit No. 4.2 to PlanetRx's Registration Statement on Form S-1, as amended (Registration Number 333-82485).

10.53 Amendment of Amended and Restated Investor's Rights Agreement dated as of October 13, 1999 by and between PlanetRx.com, Inc. and YourPharmacy.com, Inc. (incorporated by reference to Exhibit 4 to
            Schedule 13D dated October 21, 1999 filed October 22, 1999) filed by Express Scripts, Inc. with respect to PlanetRx.com, Inc. (File No. 000-27437).

12.1b       Computation of Ratios of Earnings to Fixed Charges.

21.1b       List of Subsidiaries.

23.1b       Consent of PricewaterhouseCoopers LLP.


a The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
b    Filed herein.
c    Management contract or compensatory plan or arrangement.
d    Confidential treatment was granted for certain portions of this exhibit.

                                  EXHIBIT 12.1
                              EXPRESS SCRIPTS, INC.
                STATEMENT OF RATIOS OF EARNINGS TO FIXED CHARGES
            YEARS ENDED DECEMBER 31, 2001, 2000, 1999, 1998, AND 1997




                                                                   Year Ended December 31,
                                          --------------------------------------------------------------------------
(in thousands)                               2001            2000           1999            1998           1997
                                          ------------    ------------   ------------    ------------   ------------
Fixed charges:
  Interest expense (1)                     $  34,219       $  47,903      $  60,010       $  20,230      $     225
  Interest portion of rental expense           4,885           4,014          3,716           1,292            757
                                          ------------    ------------   ------------    ------------   ------------
    Total fixed charges                       39,104          51,917         63,726          21,522            982

Earnings:
  Income before income taxes and
    extraordinary items (2)                  208,244          (4,468)       265,466          76,240         54,706

                                          ------------    ------------   ------------    ------------   ------------
Total adjusted earnings                    $ 247,348       $  47,449      $ 329,192       $  97,762      $  55,688
                                          ============    ============   ============    ============   ============

Ratio of earnings to fixed charges              6.33            0.91           5.17            4.54          56.71
                                          ============    ============   ============    ============   ============


(1)  Interest expense includes the amortization on our deferred financing fees.

(2) Income before income taxes and extraordinary items includes a non-cash write-off of our investment in marketable securities, non-recurring charges and a one-time gain on sale of assets.

                                  EXHIBIT 21.1

The following is a list of all of the Company's subsidiaries, regardless of the materiality of their operations. Each of these subsidiaries is included in the Company's Consolidated Financial Statements.

Subsidiary                               State of Organization  D/B/A
Diversified NY IPA, Inc.                 New York               None
Diversified Pharmaceutical Services
   (Puerto Rico), Inc.                   Puerto Rico            None
Diversified Pharmaceutical Services,
   Inc.                                  Minnesota              None
ESI Canada                               Ontario, Canada        None
ESI Claims, Inc.                         Delaware               None
ESI-GP Canada, ULC                       New Brunswick, Canada  None
ESI-GP Holdings, Inc.                    Delaware               None
ESI Mail Pharmacy Service, Inc.          Delaware               None
ESI Partnership                          Delaware               None
ESI Resources, Inc.                      Minnesota              None
Express Access Pharmacy, Inc.            Delaware               None
Express Scripts Canada Co.               New Brunswick, Canada  None
Express Scripts Canada Holding, Co.      Delaware               None
Express Scripts Sales Development Co.
                                         Delaware               None
Express Scripts Specialty Distribution
   Services, Inc.                        Delaware               None
Express Scripts Utilization Management   Delaware               None
   Co.
Express Scripts Vision Corporation       Delaware               ESI Vision Care
IVTx, Inc.                               Delaware               Express Scripts
                                                                  Infusion
                                                                   Services
Great Plains Reinsurance Company         Arizona                None
Value Health, Inc.                       Delaware               None
ValueRx of Michigan, Inc.                Michigan               None
YourPharmacy.com, Inc.                   Delaware               None

                                  EXHIBIT 23.1


                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-43336, 333-80255, 333-72441, 333-69855,
333-48779, 333-48767, 333-48765, 333-27983, 333-04291, 33-64094, 33-64278,
33-93106) of Express Scripts, Inc. of our report dated February 1, 2002, except as to paragraphs 2,3 and 4 of Note 2 which are as of February 25, 2002, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.




/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
March 8, 2002