Form 10-Q
period 2002-03-31
EXPRESS SCRIPTS INC
filed 2002-05-06
CIK 885721

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 X For the quarterly period ended March 31, 2002.

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

         13900 RIVERPORT DR.
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


Common stock outstanding as of April 30, 2002:      79,799,041  Shares




--------------------------------------------------------------------------------

                              EXPRESS SCRIPTS, INC.

                                      INDEX


                                                                     PAGE NUMBER

Part I   Financial Information                                            3

         Item 1.  Financial Statements (unaudited)

                  a) Consolidated Balance Sheet                           3

                  b) Consolidated Statement of Operations                 4

                  c) Consolidated Statement of Changes
                     in Stockholders' Equity                              5

                  d) Consolidated Statement of Cash Flows                 6

                  e) Notes to Consolidated Financial Statements           7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    17

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risks                                           24

Part II  Other Information

         Item 1.  Legal Proceedings                                      25

         Item 2.  Changes in Securities and Use of Proceeds
                  - (Not Applicable)

         Item 3.  Defaults Upon Senior Securities - (Not Applicable)

         Item 4. Submission of Matters to a Vote of Security Holders - (Not Applicable)

         Item 5.  Other Information - (Not Applicable)

         Item 6.  Exhibits and Reports on Form 8-K                       28

Signatures                                                               29

Index to Exhibits                                                        30

                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
                              EXPRESS SCRIPTS, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                                       MARCH 31,          DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                        2002                 2001
                                                                                   ----------------     ----------------
Assets
Current assets:
   Cash and cash equivalents                                                         $   158,684          $   177,715
   Receivables, net                                                                      858,777              883,827
   Inventories                                                                           154,072              122,375
   Deferred taxes                                                                         18,016               16,368
   Prepaid expenses and other current assets                                              12,891               12,918
                                                                                   ----------------     ----------------
        Total current assets                                                           1,202,440            1,213,203
Property and equipment, net                                                              150,808              165,263
Goodwill, net                                                                            967,263              942,280
Other intangible assets, net                                                             169,674              165,349
Other assets                                                                              17,327               14,150
                                                                                   ----------------     ----------------
        Total assets                                                                 $ 2,507,512          $ 2,500,245
                                                                                   ================     ================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                        $   867,585          $   910,360
   Other current liabilities                                                             350,610              335,257
                                                                                   ----------------     ----------------
        Total current liabilities                                                      1,218,195            1,245,617
Long-term debt                                                                           346,040              346,119
Other liabilities                                                                         64,612               76,512
                                                                                   ----------------     ----------------
        Total liabilities                                                              1,628,847            1,668,248
                                                                                   ----------------     ----------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no
      shares issued and outstanding                                                            -                    -
   Common Stock, $0.01 par value, 181,000,000 shares
      authorized, and 79,250,000 and 79,230,000 shares issued and                            792                  792
         outstanding, respectively
   Additional paid-in capital                                                            481,203              492,229
   Unearned compensation under employee compensation plans                               (13,018)             (15,452)
   Accumulated other comprehensive income                                                 (4,033)              (4,593)
   Retained earnings                                                                     456,083              412,114
                                                                                   ----------------     ----------------
                                                                                         921,027              885,090
   Common Stock in treasury at cost, 925,000 and 1,199,000
      shares, respectively                                                               (42,362)             (53,093)
                                                                                   ----------------     ----------------
        Total stockholders' equity                                                       878,665              831,997
                                                                                   ----------------     ----------------
        Total liabilities and stockholders' equity                                   $ 2,507,512          $ 2,500,245
                                                                                   ================     ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                              EXPRESS SCRIPTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                2002               2001
                                               ---------------   ---------------

Revenues                                         $ 2,749,069       $ 2,090,540
Cost of revenues                                   2,574,412         1,945,641
                                               ---------------   ---------------
   Gross profit                                      174,657           144,899
Selling, general and administrative                   96,387            89,798
                                               ---------------   ---------------
Operating income                                      78,270            55,101
                                               ---------------   ---------------
Other income (expense):
   Undistributed loss from joint venture              (1,037)                -
   Interest income                                     1,060             1,410
   Interest expense                                   (8,128)           (9,144)
                                               ---------------   ---------------
                                                      (8,105)           (7,734)
                                               ---------------   ---------------
Income before income taxes                            70,165            47,367
Provision for income taxes                            26,196            19,288
                                               ---------------   ---------------
Net Income                                            43,969            28,079
                                               ===============   ===============

Basic earnings per share                         $      0.57       $      0.36
                                               ===============   ===============

Weighted average number of common shares
   outstanding during the period - Basic EPS          77,686            77,540
                                               ===============   ===============

Diluted earnings per share                       $      0.55       $      0.35
                                               ===============   ===============

Weighted average number of common shares
   outstanding during the period - Diluted EPS        79,575            79,634
                                               ===============   ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              EXPRESS SCRIPTS, INC.
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Number
                                     of                                                 Amount
                                   Shares
                                  ---------    -------------------------------------------------------------------------------------
                                                                       Unearned
                                                                     Compensation    Accumulated
                                                         Additional Under Employee      Other
                                    Common    Common    Paid-in   Compensation   Comprehensive   Retained   Treasury
(IN THOUSANDS)                      Stock      Stock    Capital       Plans          Income      Earnings     Stock      Total
------------------------------------------- -------------------------------------------------------------------------------------
Balance at December 31, 2001        79,230   $  792    $492,229     $ (15,452)     $(4,593)     $ 412,114   $ (53,093) $ 831,997
                                  --------- -------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                           -        -           -             -            -         43,969           -     43,969
    Other comprehensive income,
     Foreign currency
      translation adjustment             -        -           -             -         (145)             -           -       (145)
     Realized and unrealized gains
      on derivative financial
       instruments, net of taxes         -        -           -             -          705              -           -        705
                                  --------- -------------------------------------------------------------------------------------
  Comprehensive income                   -        -           -             -          560         43,969           -     44,529
  Treasury stock acquired                -        -           -             -            -              -     (13,598)   (13,598)
  Common stock issued under
    employee plans                      20        -       1,886             -            -              -           -      1,886
  Amortization of unearned
    compensation under
     employee plans                      -        -           -         2,434            -              -           -      2,434
  Exercise of stock options                       -     (14,039)            -            -              -      24,329     10,290
  Tax benefit relating to
    employee stock options               -        -       5,978             -            -              -           -      5,978
  Renegotiation of contractual
    agreement - (Note 5)                 -        -      (4,851)            -            -              -           -     (4,851)
                                  --------- -------------------------------------------------------------------------------------
Balance at March 31, 2002           79,250   $  792    $481,203     $ (13,018)     $(4,033)     $ 456,083   $ (42,362) $ 878,665
                                  ========= =====================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              EXPRESS SCRIPTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
(IN THOUSANDS)                                                  2002                 2001
                                                          ----------------     ----------------
Cash flows from operating activities:
   Net income                                               $    43,969          $    28,079
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                            29,295               19,001
        Non-cash adjustments to net income (loss)                16,330               22,963
        Net changes in operating assets and liabilities         (64,795)             (19,980)
                                                          ----------------     ----------------
Net cash provided by operating activities                        24,799               50,063
                                                          ----------------     ----------------

Cash flows from investing activities:
   Purchases of property and equipment                           (9,262)             (10,442)
   Acquisition, net of cash acquired,
     and investment in joint venture                            (32,934)             (17,733)
   Other                                                              5                   68
                                                          ----------------     ----------------
Net cash used in investing activities                           (42,191)             (28,107)
                                                          ----------------     ----------------

Cash flows from financing activities:
   Treasury stock acquired                                      (13,598)                   -
   Proceeds from employee stock plans                            12,176               10,560
   Other                                                           (316)                   -
                                                          ----------------     ----------------
Net cash (used in) provided by financing activities              (1,738)              10,560
                                                          ----------------     ----------------

Effect of foreign currency translation adjustment                    99                 (620)
                                                          ----------------     ----------------

Net (decrease) increase in cash and cash equivalents            (19,031)              31,896
Cash and cash equivalents at beginning of period                177,715               53,204
                                                          ----------------     ----------------
Cash and cash equivalents at end of period                  $   158,684          $    85,100
                                                          ================     ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in our opinion, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to consolidated financial statements included in our Annual Report on Form 10-K for the Year Ended December 31, 2001 as filed with the Securities and Exchange Commission on March 8, 2002.

         In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2002, the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2002 and 2001, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2002, and the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

         The company adopted Financial Accounting Standards Board Statement No. ("FAS") 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. FAS 142 requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we expect to complete our first impairment test under FAS 142 by the end of the second quarter of 2002, and we do not anticipate incurring an impairment charge. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation or the initial adoption of FAS 142, which would be recorded as a change in accounting principle).

         The following is a summary of our goodwill and other intangible assets (amounts in thousands).

                                                         MARCH 31, 2002                             DECEMBER 31, 2001
                                                GROSS CARRYING      ACCUMULATED           GROSS CARRYING        ACCUMULATED
                                                    AMOUNT          AMORTIZATION               AMOUNT           AMORTIZATION
--------------------------------------------------------------------------------------------------------------------------------
Goodwill
    PBM                                       $   1,048,795       $    106,551            $     1,048,831    $      106,551
    Non-PBM                                          25,019              -                       -                  -
                                              --------------------------------------      --------------------------------------
                                              $   1,073,814       $    106,551            $     1,048,831    $      106,551
                                              ======================================      ======================================

Other intangible assets
    PBM
        Customer contracts                    $     184,600       $     48,815            $       184,612    $       46,659
        Other                                        61,398             30,472                     56,148            28,752
                                              --------------------------------------      --------------------------------------
                                                    245,998             79,287                    240,760            75,411
    Non-PBM
        Customer contracts                            2,963               -                          -                  -
                                              --------------------------------------      --------------------------------------
                                              $     248,961       $     79,287            $       240,760    $       75,411
                                              ======================================      ======================================

         The aggregate amount of amortization expense of other intangible assets was $3,876,000 and $2,946,000 for the three months ended March 31, 2002 and 2001, respectively.

         The following table compares our company's net income and per share amounts for the three months ended March 31, 2002, to net income and per share amounts for the three months ended March 31, 2001, adjusted for the amortization of goodwill (in thousands, except per share amounts).

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2002           2001
--------------------------------------------------------------------------------

Reported net income                                $      43,969   $     28,079
Add back:  Goodwill amortization, net of tax                   -          6,511
                                                  ------------------------------
Adjusted net income                                $      43,969   $     34,590
                                                  ==============================

Reported basic earnings per share                  $        0.57   $       0.36
Add back:  Goodwill amortization, net of tax                   -           0.09
                                                  ------------------------------
Adjusted basic earnings per share                  $        0.57   $       0.45
                                                  ==============================

Reported diluted earnings per share                $        0.55   $       0.35
Add back:  Goodwill amortization, net of tax                   -           0.08
                                                  ------------------------------
Adjusted diluted earnings per share                 $       0.55   $       0.43
                                                  ==============================

NOTE 3 - RECEIVABLES

         Included in accounts receivable, net as of March 31, 2002 and December 31, 2001, are allowance for doubtful accounts of $26,920,000 and $24,157,000, respectfully.

         As of March 31, 2002 and December 31, 2001, unbilled receivables were $403,890,000 and $435,708,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

NOTE 4 - PROPERTY AND EQUIPMENT

         During the first quarter of 2002, the estimated useful lives of certain computer equipment and software associated with our legacy computer systems were shortened due to the continued progress of our integration to one adjudication platform. This change in the estimated useful lives increased depreciation and amortization expense by approximately $14 million during the quarter.

NOTE 5 - CONTRACTUAL AGREEMENTS

         In March 2002, we renegotiated certain terms of our relationship with Manulife and entered into an amended agreement which, among other things, extended the term of the agreement through March 2009. During 2001, Manulife earned 101,000 shares to be issued in 2002. In lieu of the issuance of the 101,000 shares, we made a cash payment to Manulife. Therefore, the advance discount recorded in other intangible assets as of December 31, 2001 was recorded against revenue during the first quarter of 2002. In addition, the amendment eliminated the ability for Manulife to earn shares of our common stock from the achievement of certain pharmacy claims volume or to receive the warrants contemplated in the original agreement.

NOTE 6 - EARNINGS PER SHARE (REFLECTING THE TWO-FOR-ONE STOCK SPLIT EFFECTIVE JUNE 22, 2001)

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted earnings per share calculation for all periods (amounts in thousands).

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           2002           2001
--------------------------------------------------------------------------------

Weighted average number of common shares
    outstanding during the period - Basic EPS             77,686         77,540
Outstanding stock options                                  1,684          1,972
Executive deferred compensation plan                          35             12
Restricted stock awards                                      170            110
                                                      -----------    -----------
Weighted average number of common shares
    outstanding during the period - Diluted EPS           79,575         79,634
                                                      ===========    ===========

The above shares are all calculated under the "treasury stock" method in accordance with FAS 128, "Earnings Per Share".

NOTE 7 - CHANGES IN BUSINESS

         On April 12, 2002, we completed the acquisition of the businesses comprising National Prescription Administrators, Inc. ("NPA") for a purchase price of $450 million. NPA was a privately held full-service pharmacy benefit manager, and will strengthen our participation in two key market segments, union and government sponsored plans. The transaction will be accounted for under the provisions of FAS 141, "Business Combinations" and FAS 142. The purchase price was funded with a new $325 million Term B loan facility (see Note 6), $75 million of cash on hand, the issuance of 552,000 shares of our common stock, and $25 million in borrowings under our revolving credit facility. We will file an Internal Revenue Code ss.338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible, which will provide a tax benefit to us of approximately $85 million on a present value basis. In addition, we borrowed an additional $75 million under our revolving credit facility to fund working capital requirements of NPA. Pursuant to the Purchase Agreement, to the extent closing date working capital is less than negative $11 million, the sellers are obligated to reimburse us for the deficit.

         On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc. ("Phoenix"), a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $33 million of our own cash plus the assumption of certain liabilities. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 95 million sample units in 2001. The acquisition has been accounted for under the provisions of FAS 141 and FAS 142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $2,962,000 which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of $25,019,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible. Pro forma information, as if Phoenix had been acquired as of the beginning of 2002, is not being presented as the inclusion of Phoenix financial data would not have a material impact to our consolidated financial statements.

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

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which was accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in our consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired was allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000, which are being amortized using the straight-line method over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000, which effective January 1, 2002 is no longer being amortized. Pro forma information, as if CAPSS had been acquired as of the beginning of 2001, is not being presented as the inclusion of CAPSS financial data would not have a material impact to our consolidated financial statements.

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, pharmacy benefit management ("PBM") companies and health plans. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the next five years with approximately $6.7 million invested through March 31, 2002. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub's loss for the three months ended March 31, 2002 is $1,037,000 ($644,000 net of tax) and has been recorded in other income (expense) in our Unaudited Consolidated Statement of Operations. Our investment in RxHub (approximately $3,779,000 at March 31, 2002) is recorded in other assets on our Consolidated Balance Sheet.

NOTE 8 - FINANCING

         In March 2002, we received approval from the lenders of our existing credit facility to add on a $325 million Term B loan facility. We also received approval to amend certain covenants of our existing credit facility relating to restricted junior payments, asset sales and a provision enabling a future accounts receivable securitization facility. The Term B loans will have a maturity of six years and will amortize 1% in years one through four, 25% in year five and 71% in year six. Interest will be payable quarterly on an interest rate spread of 200 basis points based on several London Interbank Offered Rates ("LIBOR") or base rate options. The Term B loans will be secured on the same basis as our existing credit facility. The amendments became effective on April 12, 2002.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, we adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and FAS 138 ("FAS 133"). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value.

         As of March 31, 2002, we have one swap agreement to fix the variable interest payments on approximately $98 million of our debt under our credit facility. Under this swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $98 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decline to $89 million in April 2002 and will increase to $100 million in October 2002 before reducing to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005.

         Our present interest rate swap agreement is a cash flow hedge as it agrees to pay a fixed-rate of interest, which is hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is reported on the balance sheet in other liabilities ($4,687,000 pre-tax at March 31, 2002) and the related gains or losses on these agreements are deferred in shareholders' equity as a component of other comprehensive income (a $2,884,000, net of taxes, reduction at March 31, 2002). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the three months ended March 31, 2002 and 2001, the gains and losses on the ineffective portion of our swap agreement were not material to our consolidated financial statements.

NOTE 10 - COMMON STOCK

         In May 2001, we announced a two-for-one stock split of our Common Stock for stockholders of record on June 8, 2001, effective June 22, 2001. The split was effected in the form of a dividend by issuance of one share of Common Stock for each share of Class A Common Stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share have been adjusted for the stock split.

         As of March 31, 2002, we have repurchased a total of 4,017,000 shares of our Common Stock under the stock repurchase program that we announced on October 25, 1996, of which, 260,000 shares were repurchased during the first quarter of 2002. Approximately 3,092,000 shares have been reissued in connection with employee compensation plans through March 31, 2002. In February 2002, our Board of Directors approved an increase in the stock purchase program from 5,000,000 shares to 6,500,000 and placed no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

NOTE 11 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. During 2001 and 2000, we undertook an internal corporate reorganization to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx, and to create several new entities to conduct certain activities, including Express Scripts Specialty Distribution Services ("SDS"), ESI Mail Pharmacy Service, Inc. ("ESI MPS"), Express Access Pharmacy, Inc. ("EAP") and ESI Resources, Inc. ("ERI"). Consequently, the assets, liabilities and operations of ValueRx are incorporated into those of the issuer, Express Scripts, Inc. and the assets, liabilities and operations of SDS, ESI MPS, EAP and ERI are incorporated into those of the Guarantors. Effective December 31, 2002, Practice Patterns Science, Inc. ("PPS") was dissolved. The condensed consolidated non-guarantors financial statements for 2001 included the assets, liabilities and operations of PPS. In addition, in 2002 we established a new entity, Phoenix Marketing Group LLC, to acquire the assets of Phoenix which is incorporated into the assets, liabilities and operations of the Guarantors.


CONDENSED CONSOLIDATING BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                            NON-
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
AS OF MARCH 31, 2002
Current assets                                     $   980,489     $   210,416      $    11,535     $          -     $ 1,202,440
Property and equipment, net                            130,655          19,281              872                -         150,808
Investments in subsidiaries                          1,235,478         771,080                -       (2,006,558)              -
Intercompany                                           297,183        (264,698)         (32,485)               -               -
Goodwill, net                                          241,457         710,911           14,895                -         967,263
Other intangible assets, net                            65,358          95,262            9,054                -         169,674
Other assets                                            17,650            (327)               4                -          17,327
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total assets                                   $ 2,968,270     $ 1,541,925      $     3,875     $ (2,006,558)    $ 2,507,512
                                                 =============== ================ ================ =============== ================

Current liabilities                                $   445,999     $   772,030      $       166     $          -     $ 1,218,195
Long-term debt                                         346,040               -                -                -         346,040
Other liabilities                                       69,535          (4,554)            (369)               -          64,612
Stockholders' equity                                 2,106,696         774,449            4,078       (2,006,558)        878,665
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total liabilities and stockholders' equity     $ 2,968,270     $ 1,541,925      $     3,875     $ (2,006,558)    $ 2,507,512
                                                 =============== ================ ================ =============== ================

AS OF DECEMBER 31, 2001
Current assets                                     $   972,844     $   230,303      $    10,056     $          -     $ 1,213,203
Property and equipment, net                            131,567          32,500            1,196                -         165,263
Investments in subsidiaries                          1,208,931         752,256                -       (1,961,187)              -
Intercompany                                           214,531        (185,148)         (29,383)               -               -
Goodwill, net                                          241,457         685,893           14,930                -         942,280
Other intangible assets, net                            62,198          93,787            9,364                -         165,349
Other assets                                            87,024         (72,492)            (382)               -          14,150
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total assets                                   $ 2,918,552     $ 1,537,099      $     5,781     $ (1,961,187)    $ 2,500,245
                                                 =============== ================ ================ =============== ================

Current liabilities                                $   482,157     $   759,969      $     3,491     $          -    $ 1,245,617
Long-term debt                                         346,119               -                -                -        346,119
Other liabilities                                      151,754         (73,173)          (2,069)               -         76,512
Stockholders' equity                                 1,938,522         850,303            4,359       (1,961,187)       831,997
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total liabilities and stockholders' equity     $ 2,918,552     $ 1,537,099      $     5,781     $ (1,961,187)   $ 2,500,245
                                                 =============== ================ ================ =============== ================




CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                       NON-GUARANTORS
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS                       ELIMINATIONS    CONSOLIDATED
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
THREE MONTHS ENDED MARCH 31, 2002
Total revenues                                     $ 1,659,251     $ 1,090,073      $      (255)(a)  $         -     $ 2,749,069
Operating expenses                                   1,601,950       1,065,485            3,364                -       2,670,799
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Operating income (loss)                             57,301          24,588           (3,619)               -          78,270
Undistributed loss from joint venture                   (1,037)              -                -                -          (1,037)
Interest (expense) income, net                          (7,080)            (38)              50                -          (7,068)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income (loss) before tax effect                     49,184          24,550           (3,569)               -          70,165
Income tax provision (benefit)                          19,059           8,598           (1,461)               -          26,196
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Net income (loss)                              $    30,124     $    15,952      $    (2,108)     $         -     $    43,969
                                                 =============== ================ ================ =============== ================

THREE MONTHS ENDED MARCH 31, 2001
Total revenues                                     $ 1,322,229     $   763,374      $     4,937      $         -     $ 2,090,540
Operating expenses                                   1,282,520         749,088            3,831                -       2,035,439
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Operating income                                    39,709          14,286            1,106                -          55,101
Interest (expense) income, net                          (7,771)             (1)              38                -          (7,734)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income before tax effect                            31,938          14,285            1,144                -          47,367
Income tax provision                                    13,396           5,452              440                -          19,288
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Net income                                     $    18,542     $     8,833      $       704      $         -     $    28,079
                                                 =============== ================ ================ =============== ================

(a) Revenues include the recording of the Manulife cash payment made in lieu of the issuance of our common shares earned in 2001 by Manulife (See Note 5). 13



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
                                                     EXPRESS                            NON-
(IN THOUSANDS)                                    SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
THREE MONTHS ENDED MARCH 31, 2002
Net cash  provided by (used in)
  operating activities                             $    14,793     $    19,259      $    (9,253)     $         -     $    24,799
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from investing activities:
  Purchase of property and equipment                    (5,520)         (3,647)             (95)               -          (9,262)
  Acquisitions and joint venture                            86         (33,020)               -                -         (32,934)
  Other                                                      5               -                -                -               5
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash (used in) provided by
  investing activities                                  (5,429)        (36,667)             (95)               -         (42,191)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from financing activities:
  Treasury stock acquired                              (13,598)              -                -                -         (13,598)
  Proceeds from employee stock plans                    12,176               -                -                -          12,176
  Net transactions with parent                           9,352         (14,783)           5,431                -               -
  Other                                                   (316)              -                -                -            (316)
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash provided by (used in)
  financing activities                                   7,614         (14,783)           5,431                -          (1,738)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Effect of foreign currency
  translation adjustment                                (4,825)              -            4,924                -              99
                                                 --------------- ---------------- ---------------- --------------- ----------------

Net increase (decrease) in cash and                     12,153         (32,191)           1,007                -         (19,031)
  cash equivalents
Cash and cash equivalents at beginning
  of the period                                        272,891        (102,163)           6,987                -         177,715
Cash and cash equivalents at end
                                                 --------------- ---------------- ---------------- --------------- ----------------
  of the period                                    $   285,044     $  (134,354)     $     7,994      $         -     $   158,684
                                                 =============== ================ ================ =============== ================


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
                                                     EXPRESS                            NON-
(IN THOUSANDS)                                    SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
------------------------------------------------ --------------- ---------------- ---------------- --------------- ----------------
THREE MONTHS ENDED MARCH 31, 2001
Net cash (used in) provided by
  operating activities                             $   (20,017)    $    55,893      $    14,187      $         -     $    50,063
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from investing activities:
  Purchase of property and equipment                    (8,252)         (2,282)              92                -         (10,442)
  Acquisitions and joint venture                        (1,425)              -          (16,308)               -         (17,733)
  Other                                                     68               -                -                -              68
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash (used in) investing activities                 (9,609)         (2,282)         (16,216)               -         (28,107)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from financing activities:
  Proceeds from employee stock plans                    10,560               -                -                -          10,560
  Net transactions with parent                          40,220         (43,961)           3,741                -               -
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash provided by (used in)
  financing activities                                  50,780         (43,961)           3,741                -          10,560
                                                 --------------- ---------------- ---------------- --------------- ----------------

Effect of foreign currency
  translation adjustment                                     -               -             (620)               -            (620)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Net increase (decrease) in cash and
  cash equivalents                                      21,154           9,650            1,092                -          31,896
Cash and cash equivalents at beginning
  of the period                                        148,311         (98,519)           3,412                -          53,204
Cash and cash equivalents at end
                                                 --------------- ---------------- ---------------- --------------- ----------------
  of the period                                    $   169,465     $   (88,869)     $     4,504      $         -     $    85,100
                                                 =============== ================ ================ =============== ================

NOTE 12 - SEGMENT REPORTING

         We are organized on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. We manage the pharmacy benefit within an operating segment that encompasses a fully integrated PBM service. The remaining three operating service lines (SDS, Phoenix and Express Scripts Infusion Services) have been aggregated into a non-PBM reporting segment.

         The following table presents information about the reportable segments for the:

(IN THOUSANDS)                            PBM            NON-PBM        TOTAL
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002
Total revenues                       $ 2,720,200    $    28,869    $   2,749,069
Income before income taxes                64,521          5,644           70,165

THREE MONTHS ENDED MARCH 31, 2001
Total revenues                       $ 2,068,128    $    22,412    $   2,090,540
Income before income taxes                44,428          2,939           47,367

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         IN THIS ITEM 2, "WE," "US," "OUR" AND THE "COMPANY" REFER TO EXPRESS SCRIPTS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT INDICATES OTHERWISE. INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY US WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") AND RELEASES ISSUED OR STATEMENTS MADE BY US, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS. SUCH FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO:

o RISKS ASSOCIATED WITH OUR ACQUISITIONS OF PHOENIX AND NPA, INCLUDING INTEGRATION RISKS AND COSTS, RISKS OF CLIENT RETENTION, AND RISKS ASSOCIATED WITH THE OPERATIONS OF ACQUIRED BUSINESSES
o RISKS ASSOCIATED WITH OUR ABILITY TO MAINTAIN INTERNAL GROWTH RATES, OR TO CONTROL OPERATING OR CAPITAL COSTS
o CONTINUED PRESSURE ON MARGINS RESULTING FROM CLIENT DEMANDS FOR ENHANCED SERVICE OFFERINGS AND HIGHER SERVICE LEVELS, AND THE POSSIBLE TERMINATION OF, OR UNFAVORABLE MODIFICATION TO, CONTRACTS WITH KEY CLIENTS OR PROVIDERS
o COMPETITION, INCLUDING PRICE COMPETITION, AND OUR ABILITY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS, AS WELL AS COMPETITION FROM NEW COMPETITORS OFFERING SERVICES THAT MAY IN WHOLE OR IN PART REPLACE SERVICES THAT WE NOW PROVIDE TO OUR CUSTOMERS
o ADVERSE RESULTS IN REGULATORY MATTERS, THE ADOPTION OF NEW LEGISLATION OR REGULATIONS (INCLUDING INCREASED COSTS ASSOCIATED WITH COMPLIANCE WITH NEW LAWS AND REGULATIONS, SUCH AS PRIVACY REGULATIONS UNDER THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT (HIPAA)), MORE AGGRESSIVE ENFORCEMENT OF EXISTING LEGISLATION OR REGULATIONS, OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS
o THE POSSIBLE LOSS OF RELATIONSHIPS WITH PHARMACEUTICAL MANUFACTURERS, OR CHANGES IN PRICING, DISCOUNT OR OTHER PRACTICES OF PHARMACEUTICAL MANUFACTURERS
o ADVERSE RESULTS IN LITIGATION, INCLUDING A PENDING CASE CHALLENGING EXPRESS SCRIPTS' BUSINESS PRACTICES UNDER THE EMPLOYEE RETIREMENT INCOME SECURITY ACT (ERISA)
o RISKS ASSOCIATED WITH OUR LEVERAGE AND DEBT SERVICE OBLIGATIONS, INCLUDING THE EFFECT OF CERTAIN COVENANTS IN OUR BORROWING AGREEMENTS
o RISKS ASSOCIATED WITH OUR ABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS, SERVICES AND DELIVERY CHANNELS
o GENERAL DEVELOPMENTS IN THE HEALTH CARE INDUSTRY, INCLUDING THE IMPACT OF INCREASES IN HEALTH CARE COSTS, CHANGES IN DRUG UTILIZATION AND COST PATTERNS AND INTRODUCTIONS OF NEW DRUGS
o UNCERTAINTIES REGARDING THE IMPLEMENTATION AND THE ULTIMATE TERMS OF PROPOSED GOVERNMENT INITIATIVES, INCLUDING A MEDICARE PRESCRIPTION DRUG BENEFIT
o    INCREASE IN CREDIT RISK RELATIVE TO OUR CLIENTS DUE TO ADVERSE ECONOMIC
     TRENDS
o OTHER RISKS DESCRIBED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

         WE DO NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

         We derive our revenues primarily from the sale of PBM services in the United States and Canada. Revenues from dispensing prescriptions from our mail pharmacies are recorded when the prescription is shipped. Revenue from the sales of prescription drugs by retail pharmacies in our nationwide network is recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients' members, we include the total payments from these clients as revenue, and payments to the network pharmacy provider as cost of revenue (the "Gross Basis"). These transactions require us to assume credit risk. If we merely administer clients' network pharmacy contracts in which we do not assume credit risks, we record only our administrative or dispensing fees as revenue (the "Net Basis").

         Management services provided to drug manufacturers include various services relating to administration of manufacturer rebate programs. Revenues relating to these services are recognized as earned based upon detailed drug utilization data. Rebates payable to customers in accordance with the applicable contracts are excluded from revenues. We estimate fees receivable from pharmaceutical manufacturers on a quarterly basis converting total prescriptions dispensed to estimated rebatable scripts (i.e. those prescriptions with respect to which we are contractually entitled to submit claims for rebates) multiplied by the contractually agreed manufacturer rebate amount. Estimated fees receivable from pharmaceutical manufacturers are recorded when we determine them to be realizable, and realization is not dependent upon future pharmaceutical sales. Estimates are revised once the actual rebatable scripts are calculated and rebates are billed to the manufacturer.

Non-PBM revenues are derived from the following sources:

o Administrative fees received from drug manufacturers for the dispensing or distribution of pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our Specialty Distribution Services subsidiary ("SDS") revenues. Additionally, the associated costs for this sample card program are recorded in cost of revenues.
o Operations of our Phoenix Marketing Group subsidiary, which acquired the assets and business operations of Phoenix Marketing Group (Holdings), Inc. ("Phoenix") on February 25, 2002. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 95 million sample units in 2001. Phoenix records an administrative fee for distributing samples to doctors based on orders received from pharmaceutical sales representatives.
o Infusion therapy services through our Express Scripts Infusion Services subsidiary ("Infusion Services"). On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell substantially all of the assets of our Infusion Services business, and we discontinued our acute home infusion services.

         Earnings per share and weighted average shares outstanding included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the two-for-one stock split effective June 22, 2001.

RESULTS OF OPERATIONS

PBM GROSS PROFIT

                                          THREE MONTHS ENDED MARCH 31,
                                                   INCREASE/
(IN THOUSANDS)                          2002        DECREASE       2001
----------------------------------------------------------------------------

PBM Gross Basis revenues          $    2,717,599      32.5%  $    2,050,318
PBM Net Basis revenues                     2,601     (85.4)%         17,810
                                 -------------------------------------------
  Total PBM revenues                   2,720,200      31.5%       2,068,128
Cost of PBM revenues                   2,553,338      32.2%       1,931,122
                                 -------------------------------------------
    PBM Gross Profit              $      166,862      21.8%  $      137,006
                                 ===========================================

         Revenues for network pharmacy claims increased $420,429,000, or 28.1%, during the three months ended March 31, 2002 over 2001. These increases are due to a higher mix of clients utilizing retail pharmacy networks contracted by us, increased membership and member utilization, and higher drug ingredient costs. The increase in drug ingredient costs is partially attributable to increases in the average wholesale price index that is used to calculate payments due to pharmacies and payments due from clients. We anticipate that these increases will continue to benefit gross profit in future quarters. Network pharmacy claims processed increased 10.7% to 80,112,000 during the first quarter of 2002 over 2001. The average revenue per network pharmacy claim increased 17.5% to $23.95 over the three months ended March 31, 2001 due to a higher mix of clients utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the client, and higher drug ingredient costs. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis, therefore this shift to our retail pharmacy networks results in increased Gross Basis revenues (and corresponding cost of revenues) and revenue per claim. As expected, we are seeing a higher mix of clients on the gross basis in 2002 due to the loss of a large Net Basis client at the beginning of 2002.

         Revenues for mail pharmacy services and mail pharmacy claims processed increased $230,170,000, or 41.1% and 1,543,000, or 34.3%, respectively, for the first quarter of 2002 over 2001. These increases are primarily due to increased membership and utilization by existing members. For the three months ended March 31, 2002, the average revenue per mail pharmacy claim increased 5.0% over 2001 primarily due to higher drug ingredient costs.

         Our cost of revenues for PBM services increased 32.2% in the first quarter of 2002 over 2001 primarily as a result of the increase in PBM revenues. This increase was partially offset by the renegotiation of a contract with a large client, in which we eliminated a contract pricing reserve, resulting in a non-recurring, non-cash decrease in cost of revenues of approximately $15 million. The PBM cost of revenues grew slightly faster than revenues in the first quarter of 2002 as a result of a larger percentage of our clients being recorded on the Gross Basis, for which we record the drug ingredient cost in cost of revenues (see further discussion under "--Overview").

         We have been successful in offsetting margin pressure due to lower pricing on administrative fees and other clinical programs with higher profits from increased mail penetration, improved formulary compliance and other value-added clinical programs. Our PBM gross profit increased $29,856,000, or 21.8% over the first quarter of 2001. A portion of this increase was due to the renegotiation of a contract with a large client and the increase in the average wholesale price index discussed above.

NON-PBM GROSS PROFIT

                                             THREE MONTHS ENDED MARCH 31,
                                                       INCREASE/
(IN THOUSANDS)                               2002      DECREASE       2001
--------------------------------------------------------------------------------
Non-PBM revenue                          $      28,869     28.8%  $      22,412
Non-PBM cost of revenues                        21,074     45.1%         14,519
                                        ----------------------------------------
     Non-PBM Gross profit                $       7,795    (1.2)%         $7,893
                                        ========================================



         The increase in revenue for non-PBM services in the first quarter of 2002 from 2001 is primarily due to the additional volume in SDS, including the sample card programs we administer for certain manufacturers, where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues. We also began recording revenues from Phoenix after the acquisition was completed on February 25, 2002. These increases were partially offset by our sale of our Infusion Services subsidiary on June 12, 2001.

         Cost of revenues for non-PBM services increased 45.1% for the three months ended March 31, 2002 from 2001, reflecting the increased volume in SDS. The cost of non-PBM revenues grew faster than non-PBM revenues due to the new sample card programs we administer for certain manufacturers, where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues and cost of revenues. This increase was partially offset by the addition of Phoenix. Phoenix does not purchase samples from the manufacturers, but records an administrative fee for distributing samples to doctors based on orders received from pharmaceutical sales representatives.

         The 1.2% decrease in Non-PBM gross profit for the first quarter of 2002 reflects the sale of our Infusion Services subsidiary on June 12, 2001, mostly offset by the additional volume in SDS and the addition of Phoenix.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased $6,589,000, or 7.3%, in the first quarter of 2002 over 2001 primarily due to an increase in depreciation and amortization of $6,329,000. During the first quarter, the estimated useful lives on certain assets associated with our legacy information systems were shortened due to the continued progress of our integration to one adjudication platform. The change in estimate increased depreciation and amortization by approximately $14 million. This increase was partially offset by the adoption of Financial Accounting Standards Board Statement No. ("FAS") 142, "Goodwill and Other Intangible Assets", which pertains to the elimination of goodwill amortization. A total of $8.9 million ($6.5 million after tax) of goodwill was amortized in the first quarter of 2001. Excluding depreciation and amortization, selling, general and administrative expenses slightly increased; however as a percentage of total revenue, selling, general and administrative expenses, excluding depreciation and amortization, have decreased to 2.7% for the three months ended March 31, 2002 from 3.5% last year.

OTHER INCOME (EXPENSE)

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans. The company is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the next five years with $6.7 million invested to date through March 2002. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub's loss for the three months ended March 31, 2002 was $1,037,000 ($644,000 net of tax) and has been recorded in other income (expense) in our Unaudited Consolidated Statement of Operations.

         The $666,000, or 8.6%, decrease in net interest expense for the first quarter of 2002 over 2001 is primarily due to the reduction in debt of $50 million in the third quarter of 2001.

PROVISION FOR INCOME TAXES

         Our effective tax rate decreased to 37.3% for the first quarter of 2002 from 40.7% in 2001. This decrease is due primarily to the adoption of FAS 142 in which we no longer amortize goodwill, a portion of which was non-deductible.

NET INCOME AND EARNINGS PER SHARE

         Our net income increased $15,890,000, or 56.6% for the three months ended March 31, 2002 over 2001. Basic and diluted earnings per share increased 58.3% and 57.1%, respectively for the first quarter of 2002 over 2001. Reflecting the application of FAS 142 in 2001, our net income increased $9,379,000, or 27% for the first quarter of 2002 over 2001, while basic and diluted earnings per share increased 26.6% and 27.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 2002, net cash provided by operations decreased $25,264,000 to $24,799,000 from $50,063,000 in 2001. This decrease is primarily due to strategic purchasing opportunities associated with inventory. As a result, inventory increased $31,697,000 from December 31, 2001.

         As a percent of accounts receivables, our allowance for doubtful accounts was 3.1% and 2.8% at March 31, 2002 and December 31, 2001, respectively. This increase is due to the current economic conditions.

         Our capital expenditures for the three months ended March 31, 2002 decreased $1,180,000, or 11.3%, from 2001. We will continue to invest in technology that will provide efficiencies in operations, manage growth and enhance the service provided to our clients. Any future anticipated capital expenditures will be funded primarily with operating cash flow or, to the extent necessary, with working capital borrowings under our revolving credit facility, discussed below. We believe our capital expenditures for 2002 will approximate the level in 2001, excluding the impact of the NPA acquisition.

         As of March 31, 2002, we have repurchased a total of 4,017,000 shares of our Common Stock under the stock repurchase program that we announced on October 25, 1996. As of March 31, 2002, approximately 3,092,000 shares have been reissued in connection with employee compensation plans. In February 2002, our Board of Directors authorized an increase in our stock repurchase program from 5,000,000 shares to 6,500,000 and placed no limit on the duration of the program. Additional common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

         On April 12, 2002, we completed the acquisition of the businesses comprising National Prescription Administrators, Inc. ("NPA") for a purchase price of $450 million. NPA was a privately held full-service pharmacy benefit manager, and will strengthen our participation in two key market segments, union and government sponsored plans. The transaction will be accounted for under the provisions of FAS 141, "Business Combinations" and FAS 142. The purchase price was funded with a new $325 million Term B loan facility, $75 million of cash on hand, the issuance of 552,000 shares of our common stock, and $25 million in borrowings under our revolving credit facility. We will file an Internal Revenue Code ss.338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible, which will provide a tax benefit to us of approximately $85 million on a present value basis. In addition, shortly after the closing of the transaction, we borrowed an additional $75 million under our revolving credit facility to fund working capital requirements of NPA. Pursuant to the Purchase Agreement, to the extent closing date working capital is less than negative $11 million, the sellers are obligated to reimburse us for the deficit.

         On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix, a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $33 million of our own cash plus the assumption of certain liabilities. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 95 million sample units in 2001. The acquisition has been accounted for under the provisions of FAS 141 and FAS 142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $2,962,000, which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of $25,019,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which was accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in our consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired was allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000, which are being amortized using the straight-line method over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000, which effective January 1, 2002 is no longer being amortized.

         In December 2000, the Department of Health and Human Services ("HHS") issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We will be required to comply with certain aspects of the regulations. We have established a plan and a process for implementing all necessary changes to our business operations by the statutory compliance date of April 2003. We believe compliance with these regulations will have a significant impact on our business operations. We have completed an assessment of the costs we will incur in complying with these regulations and do not believe they will be material to our results of operations, financial position and/or cash flow from operations. However, HHS plans to issue additional regulations in 2002 and we can give no assurance that our implementation costs will not be material to us as a result of such changes.

         We have a credit facility with a commercial bank syndicate consisting of $105 million of Term A loans and a $150 million revolving credit facility. The Term A loans and the revolving credit facility mature on March 31, 2005. The capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc. have been pledged as collateral for the credit facility.

         Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans had an interest rate of 2.95% on March 31, 2002. To alleviate interest rate volatility, we have entered into interest rate swap arrangements, which are discussed in "--Market Risk" below. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($150 million at March 31, 2002). At March 31, 2002, we are in compliance with all covenants associated with the credit facility.

         As previously mentioned, to fund the acquisition of NPA we amended our existing credit facility to add a $325 million Term B loan. The Term B loan will have a maturity of six years and will amortize 1% in years one through four, 25% in year five and 71% in year six. Interest will be payable quarterly on an interest rate spread of 200 basis points based on several LIBOR or base rate options. The Term B loan will be secured on the same basis as our existing credit facility. In addition, the lenders approved the amendment of certain covenants, relating to restricted junior payments and asset sales, and a provision enabling a future accounts receivable securitization facility.

         In June 1999, we issued $250 million of 9 5/8 Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. As of March 31, 2002, $239,885,000 of Senior Notes remain outstanding. The Senior Notes are callable at specified rates beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc.

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

OTHER MATTERS

         In 2002, we adopted FAS 141, and FAS 142. FAS 141 requires all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires a reassessment of a company's preexisting acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. The adoption of FAS 141 did not have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

         FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we expect to complete our first impairment test under FAS 142 by the end of the second quarter of 2002, and we do not anticipate incurring an impairment charge. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation or the initial adoption of FAS 142, which would be recorded as a change in accounting principle).

         Effective January 1, 2002, we adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 requires that long -lived assets to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of FAS 144 did not have an impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

IMPACT OF INFLATION

         Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. To date, we have been able to recover price increases from our clients under the terms of our agreements.

MARKET RISK

         Effective January 1, 2001, we adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 ("FAS 133"). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during 2001 by $612,000, net of taxes due to a cumulative effect of change in accounting principle.

         As of March 31, 2002, we have one swap agreement to fix the variable interest payments on approximately $98 million of our debt under our credit facility. Under this swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $98 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decline to $89 million in April 2002 and will increase to $100 million in October 2002 before reducing to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005.

         Our present interest rate swap agreement is a cash flow hedge as it agrees to pay a fixed-rate of interest, which is hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is reported on the balance sheet in other liabilities ($4,687,000 pre-tax at March 31, 2002) and the related gains or losses on these agreements are deferred in shareholders' equity as a component of other comprehensive income (a $2,884,000, net of taxes, reduction at March 31, 2002). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the three months ended March 31, 2002 and 2001, the gains and losses on the ineffective portion of our swap agreement were not material to our consolidated financial statements.

         Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at March 31, 2002 would have caused the fair value of the swaps to change by $173,000, resulting in a liability with a fair value of $4,860,000.

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

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.       LEGAL PROCEEDINGS

         The Company is a defendant in MINSHEW V. EXPRESS SCRIPTS, No. Civ. 01 - 2412 PHX MHM (D.AZ.). On December 12, 2001, this purported class action lawsuit was filed by Gerald R. Minshew in the United States District Court for the District of Arizona. The MINSHEW complaint asserts that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violate certain fiduciary duties that we allegedly owe to a class consisting of some of our clients. The purported class consists of health benefit plans that are self-funded by an employer client. The complaint seeks money damages on behalf of this class of health plans, and injunctive relief. We believe the complaint is without merit, and will vigorously defend the matter. Although the ultimate outcome is uncertain, a determination adverse to us could result in changes in our business practices with respect to our formulary and rebate programs and our retail pharmacy network contracting, and/or an award of money damages, either of which could have a material adverse effect on our results of operations, financial position and/or cash flow from operations.

         The Company is also a defendant in DUBRIN V. EXPRESS SCRIPTS, No. CO200128, Superior Court of the State of California, County of Contra Costa. On January 31, 2002, this purported class action lawsuit was filed against us by Beverly Dubrin. The DUBRIN complaint asserts that the plaintiff was improperly charged brand drug copayments for the cancer drug Tamoxifen in violation of certain statutes in California regulating trade practices and consumer protection, as well as a common law claim for unjust enrichment. The complaint asserts that Tamoxifen is a generic drug for which a lower copayment should have been charged. We believe that the complaint is without merit, and will vigorously defend this matter. We have not yet made any estimate of our potential financial exposure in the event of an adverse outcome in this matter.

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

         In the consolidated BASH and FREEDMAN action, the court granted plaintiffs' motions for class certification and certified a class consisting of
(i) all persons who purchased or otherwise acquired shares of Value Health during the period from April 3, 1995, through and including November 7, 1995, including those who acquired shares in connection with the Diagnostek merger; and (ii) all persons who purchased or otherwise acquired shares of Diagnostek during the period from March 27, 1995, through and including July 28, 1995. On March 20, 2001, the court granted defendant's motion for summary judgement on all claims. At the same time, the court devised a motion for partial summary judgement on all claims under Sections 11 and 12(2) of the Securities Act of 1933. Plaintiffs had filed a Notice of Appeal of several orders by the court, including the order with respect to the motions for summary judgement and the April 24, 1998 order regarding consolidation of the lawsuits. The parties have filed briefs with the United States Court of Appeals for the Second Circuit. Oral arguments with respect to the appeal were held on April 10, 2002 and, on May 1, 2002, the Court of Appeals affirmed the District Court's ruling.

         In connection with the Acquisition, HCA has agreed to defend and hold the Company and its affiliates (including Value Health) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.

         On April 22, 2002, Express Scripts received an administrative subpoena duces tecum issued by the U.S. Attorney's Office in Boston, Massachusetts. On April 26, 2002, a substantially identical subpoena was issued to Express Scripts' wholly-owned subsidiary Diversified Pharmaceutical Services, Inc. ("DPS"). The U.S. Attorney's Office has informed the Company's counsel that neither the Company nor DPS is currently a target of the investigation. The subpoenas state that they are issued in connection with an investigation of various health care offenses and other federal crimes. The subpoenas ask for information pertaining to Express Scripts' and DPS' relationship with TAP Pharmaceuticals, and specifically with respect to TAP's two principal drugs, Lupron and Prevacid. The Company believes that its services and business practices are in compliance with all applicable laws, rules and regulations in all material respects, and it will cooperate in the investigation. The Company cannot predict the outcome of the investigation at this time; however, if Express Scripts were to become a target of the investigation, an unfavorable outcome could result in the imposition of monetary fines or penalties, or injunctive or administrative remedies.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.  See Index to Exhibits on page 20.
              --------

         (b)  REPORTS ON FORM 8-K.
              -------------------

                    (i) On February 6, 2002, we filed a Current Report on Form 8-K, dated February 6, 2002, under Item 9, regarding a press release we issued announcing our definitive agreement to acquire National Prescription Administrators, Inc.

                    (ii) On February 12, 2002, we filed a Current Report on Form
                         8-K, dated February 11, 2002, under Items 5, 7 and 9, regarding a press release we issued concerning our year end 2001 financial performance.

                   (iii) On March 4, 2002, we filed a Current Report on Form
                         8-K, dated March 4, 2002, under Items 5 and 7, regarding a press release issued announcing the completion of the acquisition of the assets of Phoenix Marketing Group (Holdings), Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXPRESS SCRIPTS, INC.
                                         (Registrant)



Date:    May 03, 2002                    By:  /s/ Barrett A. Toan
                                            ---------------------------
                                         Barrett A. Toan, Chairman of the Board,
                                         and Chief Executive Officer



Date:    May 03, 2002                    By: /s/ George Paz
                                            ---------------------------
                                         George Paz, Senior Vice President and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS
            (Express Scripts, Inc. - Commission File Number 0-20199)
Exhibit
NUMBER          EXHIBIT

2.1(a) Stock Purchase Agreement by and among SmithKline Beecham Corporation, SmithKline Beecham InterCredit BV and Express Scripts, Inc., dated as of February 9, 1999, and certain related Schedules, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed February 18, 1999.

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

2.4a Stock and Asset Purchase Agreement dated February 5, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed April 26, 2002.

2.5(a) Amendment No. 1 to Stock and Asset Purchase Agreement dated April 12, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.2 to the Company's Current Report on Form 8-K filed April 26, 2002.

3.1 Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2001.

3.2 Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ending December 31, 2000.

4.1 Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the "Registration Statement").

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


(a) The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.