Form 10-Q
period 2002-06-30
EXPRESS SCRIPTS INC
filed 2002-08-13
CIK 885721

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 X For the quarterly period ended June 30, 2002.

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


Common stock outstanding as of July 31, 2002:        78,745,608  Shares




--------------------------------------------------------------------------------

                              EXPRESS SCRIPTS, INC.

                                      INDEX


                                                                     PAGE NUMBER

Part I  Financial Information                                             3

        Item 1.  Financial Statements (unaudited)

                 a) Unaudited Consolidated Balance Sheet                  3

                 b) Unaudited Consolidated Statement of Operations        4

                 c) Unaudited Consolidated Statement of Changes
                    in Stockholders' Equity                               5

                 d) Unaudited Consolidated Statement of Cash Flows        6

                 e) Notes to Unaudited Consolidated Financial
                    Statements                                            7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     19

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risks                                            29

Part II Other Information

        Item 1.  Legal Proceedings                                       30

        Item 2.  Changes in Securities and Use of Proceeds -
                 (Not Applicable)

        Item 3.  Defaults Upon Senior Securities - (Not Applicable)

        Item 4.  Submission of Matters to a Vote of Security Holders -   32

        Item 5.  Other Information - (Not Applicable)

        Item 6.  Exhibits and Reports on Form 8-K                        33

Signatures                                                               34

Index to Exhibits                                                        35

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
                                                 EXPRESS SCRIPTS, INC.
                                         UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                                       JUNE 30,          DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                       2002                 2001
Assets
Current assets:
   Cash and cash equivalents                                                         $   167,548          $   177,715
   Receivables, net                                                                    1,032,390              883,827
   Inventories                                                                           131,053              122,375
   Deferred taxes                                                                         28,770               16,368
   Prepaid expenses and other current assets                                              52,718               12,918
                                                                                   ----------------     ----------------
        Total current assets                                                           1,412,479            1,213,203
Property and equipment, net                                                              155,778              165,263
Goodwill, net                                                                          1,358,385              942,280
Other intangible assets, net                                                             251,031              165,349
Other assets                                                                              18,043               14,150
                                                                                   ----------------     ----------------
        Total assets                                                                 $ 3,195,716          $ 2,500,245
                                                                                   ================     ================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                        $ 1,060,999          $   910,360
   Other current liabilities                                                             407,222              335,257
                                                                                   ----------------     ----------------
        Total current liabilities                                                      1,468,221            1,245,617
Long-term debt                                                                           705,962              346,119
Other liabilities                                                                         78,106               76,512
                                                                                   ----------------     ----------------
        Total liabilities                                                              2,252,289            1,668,248
                                                                                   ----------------     ----------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no
      shares issued and outstanding                                                            -                    -
   Common Stock, $0.01 par value, 181,000,000 shares
      authorized, and 79,796,000 and 79,230,000 shares issued and                            797                  792
         outstanding, respectively
   Additional paid-in capital                                                            506,917              492,229
   Unearned compensation under employee compensation plans                               (10,856)             (15,452)
   Accumulated other comprehensive income                                                 (3,327)              (4,593)
   Retained earnings                                                                     504,783              412,114
                                                                                   ----------------     ----------------
                                                                                         998,314              885,090
   Common Stock in treasury at cost, 1,058,000 and 1,199,000
      shares, respectively                                                               (54,887)             (53,093)
                                                                                   ----------------     ----------------
        Total stockholders' equity                                                       943,427              831,997
                                                                                   ----------------     ----------------
        Total liabilities and stockholders' equity                                   $ 3,195,716          $ 2,500,245
                                                                                   ================     ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              EXPRESS SCRIPTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 JUNE 30,                                 JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                    2002                2001                 2002                2001
                                                    ----------------    ----------------     ----------------    ----------------
Revenues                                              $ 3,402,638         $ 2,247,343          $ 6,151,707         $ 4,337,883
Cost of revenues                                        3,190,534           2,097,059            5,764,946           4,042,700
                                                    ----------------    ----------------     ----------------    ----------------
   Gross profit                                           212,104             150,284              386,761             295,183
Selling, general and administrative                       121,311              92,590              217,698             182,388
                                                    ----------------    ----------------     ----------------    ----------------
Operating income                                           90,793              57,694              169,063             112,795
                                                    ----------------    ----------------     ----------------    ----------------
Other (expense) income:
   Undistributed loss from joint venture                   (1,033)               (658)              (2,070)               (658)
   Interest income                                          1,319               2,274                2,379               3,684
   Interest expense                                       (11,654)             (8,629)             (19,782)            (17,773)
                                                    ----------------    ----------------     ----------------    ----------------
                                                          (11,368)             (7,013)             (19,473)            (14,747)
                                                    ----------------    ----------------     ----------------    ----------------
Income before income taxes                                 79,425              50,681              149,590              98,048
Provision for income taxes                                 30,725              20,437               56,921              39,725
                                                    ----------------    ----------------     ----------------    ----------------
Net income                                            $    48,700         $    30,244          $    92,669         $    58,323
                                                    ================    ================     ================    ================

Basic earnings per share                              $      0.62         $      0.39          $      1.19         $      0.75
                                                    ================    ================     ================    ================

Weighted average number of common shares
   outstanding during the period - Basic EPS               78,367              78,010               78,029              77,777
                                                    ================    ================     ================    ================

Diluted earnings per share                            $      0.61         $      0.38          $      1.16         $      0.73
                                                    ================    ================     ================    ================

Weighted average number of common shares
   outstanding during the period - Diluted EPS             80,277              80,128               79,941              79,909
                                                    ================    ================     ================    ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                            EXPRESS SCRIPTS, INC.
                                     UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       Number
                                         of
                                       Shares                                             Amount
                                      ---------    ---------------------------------------------------------------------------------
                                                                           Unearned
                                                                         Compensation   Accumulated
                                                            Additional  Under Employee     Other
                                        Common     Common    Paid-in    Compensation   Comprehensive  Retained   Treasury
(IN THOUSANDS)                          Stock       Stock    Capital        Plans         Income      Earnings    Stock     Total
------------------------------------- ---------  ---------- ----------- ------------------------------------------------------------
Balance at December 31, 2001            79,230    $  792     $492,229     $ (15,452)    $(4,593)    $ 412,114  $ (53,093) $ 831,997
                                      ---------  -----------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                                                                         92,669                92,669
    Other comprehensive income:
     Foreign currency
      translation adjustment                                                              1,186                               1,186
     Realized and unrealized gains
      on derivative financial
       instruments, net of taxes                                                             80                                  80
                                      ---------  -----------------------------------------------------------------------------------
  Comprehensive income                                                                    1,266        92,669                93,935
  Treasury stock acquired                                                                                        (35,904)   (35,904)
  Common stock issued under
    employee plans                          14                  1,893                                                         1,893
  Amortization of unearned
    compensation under
     employee plans                                                           4,596                                           4,596
  Exercise of stock options                                   (18,942)                                            34,110     15,168
  Tax benefit relating to
    Employee stock options                                     10,077                                                        10,077
  Repurchase and cancellation
    of shares - (Note 6)                                       (4,734)                                                       (4,734)
  Stock issued for NPA acquisition         552         5       26,394                                                        26,399
                                      ---------  -----------------------------------------------------------------------------------
Balance at June 30, 2002                79,796    $  797     $506,917     $ (10,856)    $(3,327)    $ 504,783  $ (54,887) $ 943,427
                                      =========  ===================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              EXPRESS SCRIPTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
(IN THOUSANDS)                                                                          2002                 2001
                                                                                   ----------------     ----------------
Cash flows from operating activities:
   Net income                                                                        $    92,669          $    58,323
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                     53,276               38,200
        Non-cash adjustments to net income                                                31,014               42,446
        Net changes in operating assets and liabilities                                   18,555              (43,425)
                                                                                   ----------------     ----------------
Net cash provided by operating activities                                                195,514               95,544
                                                                                   ----------------     ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (23,001)             (18,963)
   Acquisitions, net of cash acquired, and investment in joint venture                  (520,940)             (18,499)
   Other                                                                                     508               (5,708)
                                                                                   ----------------     ----------------
Net cash used in investing activities                                                   (543,433)             (43,170)
                                                                                   ----------------     ----------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                          425,000                    -
   Repayment of long-term debt                                                           (65,000)                   -
   Treasury stock acquired                                                               (35,904)                   -
   Proceeds from employee stock plans                                                     17,061               15,367
   Other                                                                                  (3,771)                   -
                                                                                   ----------------     ----------------
Net cash provided by financing activities                                                337,386               15,367
                                                                                   ----------------     ----------------

Effect of foreign currency translation adjustment                                            366                   (2)
                                                                                   ----------------     ----------------

Net (decrease) increase in cash and cash equivalents                                     (10,167)              67,739
Cash and cash equivalents at beginning of period                                         177,715               53,204
                                                                                   ----------------     ----------------
Cash and cash equivalents at end of period                                           $   167,548          $   120,943
                                                                                   ================     ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, we believe that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 8, 2002.

         We believe that the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2002, the Unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 2002 and 2001, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2002, and the Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and 2001. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

         We adopted Financial Accounting Standards Board Statement No. ("FAS") 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. FAS 142 requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS
142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we completed our first impairment test under FAS 142 during the second quarter of 2002, which did not result in an impairment charge.

         The following is a summary of our goodwill and other intangible assets (amounts in thousands).

                                                          JUNE 30, 2002                             DECEMBER 31, 2001
                                                GROSS CARRYING       ACCUMULATED           GROSS CARRYING       ACCUMULATED
                                                    AMOUNT          AMORTIZATION               AMOUNT           AMORTIZATION
--------------------------------------------- ------------------- ------------------ ---- ------------------ -------------------
Goodwill

    PBM                                       $    1,443,312        $    106,623            $   1,048,831      $    106,551
    Non-PBM                                           21,696                   -                        -                 -
                                              ------------------- ------------------      ------------------ -------------------
                                              $    1,465,008        $    106,623            $   1,048,831      $    106,551
                                              =================== ==================      ================== ===================

Other intangible assets
    PBM
        Customer contracts                    $      261,147        $     51,783            $     184,612      $     46,659
        Other                                         68,229              32,659                   56,148            28,752
                                              ------------------- ------------------      ------------------ -------------------
                                                     329,376              84,442                  240,760            75,411
    Non-PBM
        Customer contracts                    $        4,300        $        179                        -                 -
        Other                                          1,990                  14                        -                 -
                                              ------------------- ------------------      ------------------ -------------------
                                                       6,290                 193                        -                 -
                                              ------------------- ------------------      ------------------ -------------------
Total other intangible assets                 $      335,666        $     84,635            $     240,760      $     75,411
                                              =================== ==================      ================== ===================

         The aggregate amount of amortization expense of other intangible assets was $5,348,000 and $3,015,000 for the three months ended June 30, 2002 and 2001, respectively, and $9,043,000 and $5,961,000 for the six months ended June 30, 2002 and 2001, respectively. The future aggregate amount of amortization expense of other intangible assets is $19,621,000 for 2002, $19,993,000 for 2003,
$19,657,000 for 2004, $18,322,000 for 2005, and $16,477,000 for 2006. The
weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and 6 years for other intangible assets.

         The following table compares our net income and per share amounts for the three and six months ended June 30, 2002, to net income and per share amounts for the three and six months ended June 30, 2001, adjusted for the amortization of goodwill (in thousands, except per share amounts).

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                           2002           2001           2002           2001
--------------------------------------------------------------------------------------------------------------

Reported net income                                    $  48,700     $    30,244     $  92,669      $  58,323
Add back:  Goodwill amortization, net of tax                   -           6,571             -         13,082
                                                      --------------------------------------------------------
Adjusted net income                                    $  48,700     $    36,815     $  92,669      $  71,405
                                                      ========================================================

Reported basic earnings per share                      $    0.62     $      0.39     $    1.19      $    0.75
Add back:  Goodwill amortization, net of tax                   -            0.08             -           0.17
                                                      --------------------------------------------------------
Adjusted basic earnings per share                      $    0.62     $      0.47     $    1.19      $    0.92
                                                      ========================================================

Reported diluted earnings per share                    $    0.61     $      0.38     $    1.16      $    0.73
Add back:  Goodwill amortization, net of tax                   -            0.08             -           0.16
                                                      --------------------------------------------------------
Adjusted diluted earnings per share                    $    0.61     $      0.46     $    1.16      $    0.89
                                                      ========================================================

NOTE 3 - CHANGES IN BUSINESS

         On April 12, 2002, we completed the acquisition of National Prescription Administrators, Inc. and certain affiliated companies (collectively "NPA") for a purchase price of approximately $513 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and transaction costs. Excluded from the purchase price is a $40.0 million receivable, included in other current assets, anticipated for a working capital purchase price adjustment. NPA was a privately held full-service pharmacy benefit manager. The transaction was accounted for under the provisions of FAS 141, "Business Combinations" and FAS 142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $76,290,000 and non-competition agreements in the amount of $2,860,000, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified in other intangible assets. In addition, the excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $393,670,000, which is not being amortized.

         The acquisition was funded with a new $325 million Term B loan facility (see Note 8), $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and $25 million in borrowings under our revolving credit facility. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible. In addition, we borrowed an additional $75 million under our revolving credit facility to fund post-closing working capital requirements of NPA.

         On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc. ("Phoenix"), a wholly-owned subsidiary of Access Worldwide Communications, Inc., for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 95 million sample units in 2001. The acquisition has been accounted for under the provisions of FAS 141 and FAS 142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated preliminarily to intangible assets, consisting of customer contracts in the amount of $4,300,000 and non-competition agreements in the amount of $190,000, which are being amortized using the straight-line method over the estimated lives of eight years and four years, respectively, and trade name in the amount of $1,800,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets acquired was allocated preliminarily to goodwill in the amount of $21,696,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

         The following unaudited pro forma information presents a summary of our combined results of operations and those of NPA and Phoenix as if the acquisitions had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it an indication of trends in future results (in thousands, except per share data):

                             SIX MONTHS ENDED JUNE      SIX MONTHS ENDED
                                    30, 2002             JUNE 30, 2001
                             ----------------------- -----------------------
Total revenues                       $  6,796,864            $  5,510,856
Net income                           $     94,766            $     63,921
Basic earnings per share             $       1.21            $       0.82
Diluted earnings per share           $       1.18            $       0.80


         On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell our Express Scripts Infusion Services branch offices for an amount approximating the book value of the assets. In addition, we discontinued all of our remaining acute home infusion services revenue generating activities. The sale to Option Care, Inc. did not have a material effect on our financial statements.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million at the acquisition date). The transaction, which was accounted for under the purchase method of accounting, was funded with our operating cash flows. The results of operations of CAPSS have been included in our consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired was allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000, which are being amortized using the straight-line method over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000, which effective January 1, 2002 is no longer being amortized. Pro forma information, as if CAPSS had been acquired as of the beginning of 2001, is not being presented as the inclusion of CAPSS financial data would not have a material impact to our consolidated financial statements.

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, pharmacy benefit management ("PBM") companies and health plans. The company is designed to operate as a utility for the exchange of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years with approximately $7.7 million invested through June 30, 2002. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub's loss for the six months ended June 30, 2002 is $2,070,000 ($1,285,000 net of tax) compared to $658,000 ($407,000 net of tax) for the six months ended June 30, 2001. These losses have been recorded in other income (expense) in our Unaudited Consolidated Statement of Operations. Our investment in RxHub (approximately $3,696,000 at June 30, 2002) is recorded in other assets on our Consolidated Balance Sheet.

NOTE 4 - RECEIVABLES

         Included in accounts receivable, net, as of June 30, 2002 and December 31, 2001, are allowance for doubtful accounts of $35,312,000 and $24,157,000, respectively.

         As of June 30, 2002 and December 31, 2001, unbilled receivables were $557,451,000 and $435,708,000, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

NOTE 5 - PROPERTY AND EQUIPMENT

         During the first quarter of 2002, the estimated useful lives of certain computer equipment and software associated with our legacy computer systems were shortened due to the continued progress of our integration to one point-of-sale claim adjudication platform. This change in the estimated useful lives increased depreciation and amortization expense by approximately $18 million during the first six months of 2002.

NOTE 6 - CONTRACTUAL AGREEMENTS

         In March 2002, we renegotiated certain terms of our relationship with The Manufacturer's Life Insurance Company ("Manulife") and entered into an amended agreement which, among other things, extended the term of the agreement through March 2009. During 2001, Manulife earned 101,000 shares to be issued in 2002. These shares, or a pro rata portion thereof, were to be returned to us if Manulife terminated the contract early and, as such, were recorded as other intangible assets as of December 31, 2001. In lieu of the issuance of the 101,000 shares, we made a cash payment to Manulife. Therefore, the advance discount recorded in other intangible assets as of December 31, 2001 was recorded against revenue during the first quarter of 2002. In addition, the amendment eliminated the ability for Manulife to receive shares of our common stock or the warrants contemplated in the original agreement.

NOTE 7 - EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following, which reflects the two-for-one stock split effective June 22, 2001, is the reconciliation between the number of weighted average shares used in the basic and diluted earnings per share calculation for all periods (amounts in thousands):

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                            2002     2001         2002     2001
--------------------------------------------------------------------------------

Weighted average number of common shares
    outstanding during the period -
      Basic EPS                             78,367   78,010      78,029   77,777
Outstanding stock options                    1,683    1,925       1,690    1,953
Executive deferred compensation plan            35       20          33       16
Restricted stock awards                        192      173         189      163
                                          --------------------------------------
Weighted average number of common shares
    outstanding during the period -
      Diluted EPS                           80,277   80,128      79,941   79,909
                                          ======================================

The above shares are all calculated under the "treasury stock" method in accordance with FAS 128, "Earnings Per Share."

NOTE 8 - FINANCING

         In April 2002, we amended our existing credit facility to add on a $325 million Term B loan facility. We amended certain covenants of the credit facility relating to restricted junior payments, asset sales and a provision enabling a future accounts receivable securitization facility. The Term B loans have a maturity of six years and amortize 1% in years one through four, 25% in year five and 71% in year six. Interest is payable quarterly on an interest rate spread of 200 basis points based on several London Interbank Offered Rates ("LIBOR") or base rate options. The Term B loans are secured on the same basis as our existing credit facility.

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

         As of June 30, 2002, we have one swap agreement to fix the variable interest payments on approximately $89 million of our debt under our credit facility. Under this swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $89 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will increase to $100 million in October 2002 before reducing to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005.

         Our present interest rate swap agreement is a cash flow hedge under which we agree to pay a fixed-rate of interest which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is reported on the balance sheet in other liabilities ($5,664,000 pre-tax at June 30, 2002) and the related gains or losses on these agreements are deferred in stockholders' equity as a component of other comprehensive income (a $3,509,000, net of taxes reduction at June 30, 2002). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the three and six months ended June 30, 2002 and 2001, the gains and losses on the ineffective portion of our swap agreement were not material to our consolidated financial statements.

NOTE 10 - COMMON STOCK

         As of June 30, 2002, we have repurchased a total of 4,417,000 shares of our Common Stock under the stock repurchase program that we announced on October 25, 1996, of which 660,000 shares were repurchased during the first six months of 2002. Approximately 3,317,000 shares have been reissued in connection with employee compensation plans through June 30, 2002. In July 2002, our Board of Directors approved an increase in the stock purchase program from 6,500,000 shares to 10,000,000 and placed no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

         In May 2001, we announced a two-for-one stock split of our Common Stock for stockholders of record on June 8, 2001, which was effective June 22, 2001. The split was effected in the form of a dividend by issuance of one share of Common Stock for each share of Common Stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share have been adjusted for the stock split.

NOTE 11 - STOCK-BASED COMPENSATION PLANS

         We apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. Because future options may be granted and vesting typically occurs over a three year period, the pro forma impact shown for the three and six months ended June 30, 2002 and 2001 are not necessarily representative of the impact in future years.


                                      THREE MONTHS ENDED    THREE MONTHS ENDED   SIX MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,            JUNE 30,            JUNE 30,
------------------------------------ --------------------- --------------------- ------------------ -------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)        2002                  2001                2002                2001
------------------------------------ --------------------- --------------------- ------------------ -------------------
Net income
   As reported                          $    48,700           $    30,244          $    92,669        $    58,323
   Pro forma                                 46,336                28,071               87,375             54,040

Basic earnings per share
   As reported                          $      0.62           $      0.39          $      1.19        $      0.75
   Pro forma                                   0.59                  0.36                 1.12               0.69

Diluted earnings per share
   As reported                          $      0.61           $      0.38          $      1.16        $      0.73
   Pro forma                                   0.58                  0.35                 1.09               0.68

         The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                       THREE MONTHS ENDED     THREE MONTHS ENDED    SIX MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,             JUNE 30,           JUNE 30,
------------------------------------- ---------------------- --------------------- ------------------- ------------------
                                              2002                   2001                 2002               2001
------------------------------------- ---------------------- --------------------- ------------------- ------------------
Expected life of option                     2-5 years             2-5 years            2-5 years           2-5 years
Risk-free interest rate                    1.71%-4.32%           4.35%-4.93%          1.71%-4.32%         3.95%-5.01%
Expected volatility of stock                   55%                   55%                  55%                 55%
Expected dividend yield                       None                   None                 None               None

         A summary of the status of our fixed stock option plans as of June 30, 2002 and December 31, 2001, and changes during the periods ending on those dates is presented below.

                                          JUNE 30, 2002               DECEMBER 31, 2001
                                      ----------------------------------------------------------
                                                   Weighted-Average
                                                      Exercise                  Weighted-Average
(SHARE DATA IN THOUSANDS)                Shares         Price        Shares      Exercise Price
------------------------------------------------------------------------------------------------
Outstanding at beginning of year          5,992        $ 26.26        6,448        $ 20.58
Granted                                     232        $ 53.50        1,230        $ 41.93
Exercised                                  (759)       $ 21.26       (1,531)       $ 15.25
Forfeited/Cancelled                         (21)       $ 32.59         (155)       $ 22.93
                                      -------------               -------------
Outstanding at end of period              5,444        $ 28.16        5,992        $ 26.26
                                      =============               =============

Options exercisable at period end         2,668                       2,758
                                      =============               =============
Weighted-average fair value of
  options granted during the year      $  24.24                    $  19.06
                                      =============               =============

         The following table summarizes information about fixed stock options outstanding at June 30, 2002:

                                           Options Outstanding                                Options Exercisable
                       ------------------------------------------------------------    ----------------------------------

      Range of
   Exercise Prices           Number         Weighted-Average                                Number       Weighted-Average
   (SHARE DATA IN        Outstanding at        Remaining        Weighted-Average         Exercisable     Exercise Price
     THOUSANDS)             6/30/02         Contractual Life     Exercise Price           at 6/30/02
---------------------- ------------------- ------------------- --------------------    ----------------- ----------------
   $3.53 - $19.31                 1,863                5.04            $    15.10             1,374            $  14.22
   19.47 - 27.56                  1,331                6.91                 25.96               696               25.81
   28.22 - 39.24                  1,454                6.91                 36.49               434               33.77
   40.19 - 54.90                    790                6.18                 48.45               164               45.35
   57.81 - 57.81                      6                6.75                 57.81                 -                -
                       -------------------                                             -----------------
   $3.53 - 57.81                  5,444                6.31            $    28.16             2,668            $  22.34
                       ===================                                             =================



NOTE 12 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. During 2000 and 2001, we undertook internal corporate reorganizations to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx, and to create several new entities to conduct certain activities, including Express Scripts Specialty Distribution Services ("SDS"), ESI Mail Pharmacy Service, Inc. ("ESI MPS"), Express Access Pharmacy, Inc. ("EAP") and ESI Resources, Inc. ("ERI"). Consequently, the assets, liabilities and operations of ValueRx are incorporated into those of the issuer, Express Scripts, Inc., and the assets, liabilities and operations of SDS, ESI MPS, EAP and ERI are incorporated into those of the Guarantors. Effective December 31, 2001, Practice Patterns Science, Inc. ("PPS") was dissolved. The condensed consolidated non-guarantors financial statement for 2001 include the assets, liabilities and operations of PPS. In addition, in 2002 we established a new entity, Phoenix Marketing Group LLC, to acquire the assets of Phoenix, and its assets, liabilities and operations are incorporated in those of the Guarantors.



CONDENSED CONSOLIDATING BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                            NON-
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
------------------------------------------------ --------------- ---------------- ---------------- --------------- ---------------
AS OF JUNE 30, 2002
Current assets                                     $   959,036     $   440,552      $    12,891     $           -    $ 1,412,479
Property and equipment, net                            115,248          38,193            2,337                 -        155,778
Investments in subsidiaries                          1,694,121         267,435                -        (1,961,556)             -
Intercompany                                           241,338        (206,016)         (35,322)                -              -
Goodwill, net                                          241,457       1,101,259           15,669                 -      1,358,385
Other intangible assets, net                            66,591         175,145            9,295                 -        251,031
Other assets                                            88,905         (70,871)               9                 -         18,043
                                                 --------------- ---------------- ---------------- --------------- ---------------
    Total assets                                   $ 3,406,696     $ 1,745,697      $     4,879     $  (1,961,556)   $ 3,195,716
                                                 =============== ================ ================ =============== ===============

Current liabilities                                $   469,156     $   997,789      $     1,276     $           -    $ 1,468,221
Long-term debt                                         705,962               -                -                 -        705,962
Other liabilities                                      138,224         (59,710)            (408)                -         78,106
Stockholders' equity                                 2,093,354         807,618            4,011        (1,961,556)       943,427
                                                 --------------- ---------------- ---------------- --------------- ---------------
    Total liabilities and stockholders' equity     $ 3,406,696     $ 1,745,697      $     4,879     $  (1,961,556)   $ 3,195,716
                                                 =============== ================ ================ =============== ===============

AS OF DECEMBER 31, 2001
Current assets                                     $   972,844     $   230,303      $    10,056     $           -    $ 1,213,203
Property and equipment, net                            131,567          32,500            1,196                 -        165,263
Investments in subsidiaries                          1,208,931         752,256                -        (1,961,187)             -
Intercompany                                           214,531        (185,148)         (29,383)                -              -
Goodwill, net                                          241,457         685,893           14,930                 -        942,280
Other intangible assets, net                            62,198          93,787            9,364                 -        165,349
Other assets                                            87,024         (72,492)            (382)                -         14,150
                                                 --------------- ---------------- ---------------- --------------- ---------------
    Total assets                                   $ 2,918,552     $ 1,537,099      $     5,781     $  (1,961,187)   $ 2,500,245
                                                 =============== ================ ================ =============== ===============

Current liabilities                                $   482,157     $   759,969      $     3,491     $           -    $ 1,245,617
Long-term debt                                         346,119               -                -                 -        346,119
Other liabilities                                      151,754         (73,173)          (2,069)                -         76,512
Stockholders' equity                                 1,938,522         850,303            4,359        (1,961,187)       831,997
                                                 --------------- ---------------- ---------------- --------------- ---------------
    Total liabilities and stockholders' equity     $ 2,918,552     $ 1,537,099      $     5,781     $  (1,961,187)   $ 2,500,245
                                                 =============== ================ ================ =============== ===============





CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS      NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
------------------------------------------------ ----------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2002
Total revenues                                     $ 1,734,726     $ 1,663,905      $     4,007      $         -     $ 3,402,638
Operating expenses                                   1,698,298       1,609,598            3,949                -       3,311,845
                                                 ----------------------------------------------------------------------------------
    Operating income                                    36,428          54,307               58                -          90,793
Undistributed loss from joint venture                   (2,071)          1,038                -                -          (1,033)
Interest (expense) income, net                         (10,624)            239               50                -         (10,335)
                                                 ----------------------------------------------------------------------------------
    Income before tax effect                            23,733          55,584              108                -          79,425
Income tax provision (benefit)                           9,167          21,554                4                -          30,725
                                                 ----------------------------------------------------------------------------------
    Net income                                     $    14,566     $    34,030      $       104      $         -     $    48,700
                                                 ==================================================================================

THREE MONTHS ENDED JUNE 30, 2001
Total revenues                                     $ 1,396,478     $   846,865      $     4,000      $         -     $ 2,247,343
Operating expenses                                   1,348,971         837,108            3,570                -       2,189,649
                                                 ----------------------------------------------------------------------------------
    Operating income                                    47,507           9,757              430                -          57,694
Undistributed loss from joint venture                     (658)              -                -                -            (658)
Interest (expense) income, net                          (6,396)             (4)              45                -          (6,355)
                                                 ----------------------------------------------------------------------------------
    Income before tax effect                            40,453           9,753              475                -          50,681
Income tax provision                                    16,667           3,572              198                -          20,437
                                                 ----------------------------------------------------------------------------------
    Net income                                     $    23,786     $     6,181      $       277      $         -     $    30,244
                                                 ==================================================================================

SIX MONTHS ENDED JUNE 30, 2002
Total revenues                                     $ 3,393,977     $ 2,753,978      $     3,752      $         -     $ 6,151,707
Operating expenses                                   3,300,123       2,675,208            7,313                -       5,982,644
                                                 ----------------------------------------------------------------------------------
    Operating income (loss)                             93,854          78,770           (3,561)               -         169,063
Undistributed loss from joint venture                   (2,070)              -                -                -          (2,070)
Interest (expense) income, net                         (17,705)            202              100                -         (17,403)
                                                 ----------------------------------------------------------------------------------
    Income (loss) before tax effect                     74,079          78,972           (3,461)               -         149,590
Income tax provision (benefit)                          28,623          29,755           (1,457)               -          56,921
                                                 ----------------------------------------------------------------------------------
    Net income (loss)                                  $45,456     $    49,217      $    (2,004)     $         -     $    92,669
                                                 ==================================================================================

SIX MONTHS ENDED JUNE 30, 2001
Total revenues                                     $ 2,718,707     $ 1,610,239      $     8,937      $         -     $ 4,337,883
Operating expenses                                   2,631,491       1,586,196            7,401                -       4,225,088
                                                 ----------------------------------------------------------------------------------
    Operating income                                    87,216          24,043            1,536                -         112,795
Undistributed loss from joint venture                     (658)              -                -                -            (658)
Interest (expense) income, net                         (14,167)             (5)              83                -         (14,089)
                                                 ----------------------------------------------------------------------------------
    Income before tax effect                            72,391          24,038            1,619                -          98,048
Income tax provision                                    30,062           9,025              638                -          39,725
                                                 ----------------------------------------------------------------------------------
    Net income                                     $    42,329     $    15,013      $       981      $         -     $    58,323
                                                 ==================================================================================


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                            NON-
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2002
Net cash  provided by (used in)
  operating activities                            $   94,227     $   108,661      $    (7,374)     $          -     $   195,514
                                                 ---------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                 (21,105)           (386)          (1,511)                -         (23,001)
  Acquisitions and joint venture                         170        (521,109)               -                 -        (520,940)
  Other                                                  508               -                -                 -             508
                                                 ---------------------------------------------------------------------------------
Net cash (used in)
  Investing activities                               (20,427)       (521,495)          (1,511)                -        (543,433)
                                                 ---------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term debt                       425,000               -                -                 -         425,000
  Repayment of long-term debt                        (65,000)              -                -                 -         (65,000)
  Treasury stock acquired                            (35,904)              -                -                 -         (35,904)
  Proceeds from employee stock plans                  17,061               -                -                 -          17,061
  Net transactions with parent                      (396,508)        390,195            6,313                 -               -
  Other                                               (3,771)              -                                  -          (3,771)
                                                 ---------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                               (59,122)        390,195            6,313                 -         337,386
                                                 ---------------------------------------------------------------------------------

Effect of foreign currency
  translation adjustment                              (4,711)              -            5,077                 -             366
                                                 ---------------------------------------------------------------------------------

Net increase (decrease) in cash and                                                                           -
  cash equivalents                                     9,967         (22,639)           2,505                           (10,167)
Cash and cash equivalents at beginning
  of the period                                      272,891        (102,163)           6,987                 -         177,715
                                                 ---------------------------------------------------------------------------------
Cash and cash equivalents at end
  of the period                                   $  282,858     $  (124,802)     $     9,492      $          -     $   167,548
                                                 =================================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                    EXPRESS                            NON-
(IN THOUSANDS)                                   SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
Net cash (used in) provided by
     operating activities                         $   (69,457)    $  148,744      $    16,404      $      (147)    $    95,544
                                                 ----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                  (11,359)        (6,705)            (899)               -         (18,963)
  Acquisitions and joint venture                       (2,192)             -          (16,307)               -         (18,499)
  Other                                                    13         (6,531)             810                -          (5,708)
                                                 ----------------------------------------------------------------------------------
Net cash (used in) investing activities               (13,538)       (13,236)         (16,396)               -         (43,170)
                                                 ----------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from employee stock plans                   15,367              -                -                -          15,367
  Net transaction with parent                         125,329       (127,632)           2,156              147               -
                                                 ----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                140,696       (127,632)           2,156              147          15,367
                                                 ----------------------------------------------------------------------------------

Effect of foreign currency
  translation adjustment                                    -              -               (2)               -              (2)
                                                 ----------------------------------------------------------------------------------

Net increase in cash and cash equivalents              57,701          7,876            2,162                -          67,739
Cash and cash equivalents at beginning
  of the period                                       148,311        (98,519)           3,412                -          53,204
                                                 ----------------------------------------------------------------------------------
Cash and cash equivalents at end
  of the period                                   $   206,012     $  (90,643)     $     5,574      $         -     $   120,943
                                                 ==================================================================================

NOTE 13 - SEGMENT REPORTING

         We are organized on the basis of services offered and have determined that we have two reportable segments: pharmacy benefit management ("PBM") services and non-PBM services. We manage the pharmacy benefit within an operating segment that encompasses a fully integrated PBM service. The remaining three operating service lines (Specialty Distribution Services, Phoenix and Express Scripts Infusion Services) have been aggregated into a non-PBM reporting segment.

         The following table presents information about the reportable segments for the:

(IN THOUSANDS)                           PBM         NON-PBM        TOTAL
---------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2002
Product revenues                    $ 3,258,175    $   18,761   $ 3,276,936
Service revenues                        102,208        23,494       125,702
                                   ----------------------------------------
   Total revenues                     3,360,383        42,255     3,402,638
Income before income taxes               71,860         7,565        79,425

THREE MONTHS ENDED JUNE 30, 2001
Product revenues                    $ 2,148,850    $    7,427   $ 2,156,277
Service revenues                         80,002        11,064        91,066
                                   ----------------------------------------
   Total revenues                     2,228,852        18,491     2,247,343
Income before income taxes               50,830          (149)       50,681

SIX MONTHS ENDED JUNE 30, 2002
Product revenues                    $ 5,898,343    $   30,361   $ 5,928,704
Service revenues                        182,240        40,763       223,003
                                   ----------------------------------------
   Total revenues                     6,080,583        71,124     6,151,707
Income before income taxes              136,395        13,195       149,590

SIX MONTHS ENDED JUNE 30, 2001
Product revenues                    $ 4,138,123    $   18,840   $ 4,156,963
Service revenues                        158,857        22,063       180,920
                                   ----------------------------------------
   Total revenues                     4,296,980        40,903     4,337,883
Income before income taxes               95,258         2,790        98,048

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         IN THIS ITEM 2, "WE," "US," "OUR" AND THE "COMPANY" REFER TO EXPRESS SCRIPTS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT INDICATES OTHERWISE. INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY US WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") AND RELEASES ISSUED OR STATEMENTS MADE BY US, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS. SUCH FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO:

o RISKS ASSOCIATED WITH OUR ACQUISITIONS OF PHOENIX AND NPA, INCLUDING INTEGRATION RISKS AND COSTS, RISKS OF CLIENT RETENTION, AND RISKS ASSOCIATED WITH THE OPERATIONS OF ACQUIRED BUSINESSES
o RISKS ASSOCIATED WITH OUR ABILITY TO MAINTAIN INTERNAL GROWTH RATES, OR TO CONTROL OPERATING OR CAPITAL COSTS
o CONTINUED PRESSURE ON MARGINS RESULTING FROM CLIENT DEMANDS FOR LOWER PRICES, ENHANCED SERVICE OFFERINGS AND/OR HIGHER SERVICE LEVELS, AND THE POSSIBLE TERMINATION OF, OR UNFAVORABLE MODIFICATION TO, CONTRACTS WITH KEY CLIENTS OR PROVIDERS
o COMPETITION IN THE PBM INDUSTRY, AND OUR ABILITY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS
o COMPETITION FROM NEW COMPETITORS OFFERING SERVICES THAT MAY IN WHOLE OR IN PART REPLACE SERVICES THAT WE NOW PROVIDE TO OUR CUSTOMERS
o ADVERSE RESULTS IN REGULATORY MATTERS, THE ADOPTION OF NEW LEGISLATION OR REGULATIONS (INCLUDING INCREASED COSTS ASSOCIATED WITH COMPLIANCE WITH NEW LAWS AND REGULATIONS, SUCH AS PRIVACY REGULATIONS UNDER THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT (HIPAA)), MORE AGGRESSIVE ENFORCEMENT OF EXISTING LEGISLATION OR REGULATIONS, OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS
o RISKS ARISING FROM INVESTIGATIONS OF CERTAIN PBM PRACTICES AND PHARMACEUTICAL PRICING, MARKETING AND DISTRIBUTION PRACTICES CURRENTLY BEING CONDUCTED BY THE U.S. ATTORNEY OFFICES IN PHILADELPHIA AND BOSTON
o THE POSSIBLE LOSS, OR ADVERSE MODIFICATION OF THE TERMS, OF OUR RELATIONSHIPS WITH PHARMACEUTICAL MANUFACTURERS, OR CHANGES IN PRICING, DISCOUNT OR OTHER PRACTICES OF PHARMACEUTICAL MANUFACTURERS
o ADVERSE RESULTS IN LITIGATION, INCLUDING A PENDING CASE WHICH PURPORTS TO BE A CLASS ACTION, CHALLENGING EXPRESS SCRIPTS' BUSINESS PRACTICES UNDER THE EMPLOYEE RETIREMENT INCOME SECURITY ACT (ERISA)
o RISKS ASSOCIATED WITH THE USE AND PROTECTION OF THE INTELLECTUAL PROPERTY WE USE IN OUR BUSINESS
o RISKS ASSOCIATED WITH OUR LEVERAGE AND DEBT SERVICE OBLIGATIONS, INCLUDING THE EFFECT OF CERTAIN COVENANTS IN OUR CREDIT AGREEMENTS
o RISKS ASSOCIATED WITH OUR ABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS, SERVICES AND DELIVERY CHANNELS
o GENERAL DEVELOPMENTS IN THE HEALTH CARE INDUSTRY, INCLUDING THE IMPACT OF INCREASES IN HEALTH CARE COSTS, CHANGES IN DRUG UTILIZATION AND COST PATTERNS AND INTRODUCTIONS OF NEW DRUGS
o UNCERTAINTIES REGARDING THE IMPLEMENTATION AND THE ULTIMATE TERMS OF PROPOSED GOVERNMENT INITIATIVES, INCLUDING A MEDICARE PRESCRIPTION DRUG BENEFIT
o        INCREASE IN CREDIT RISK RELATIVE TO OUR CLIENTS DUE TO ADVERSE ECONOMIC
         TRENDS
o        RISKS ASSOCIATED WITH OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED
         PERSONNEL
o OTHER RISKS DESCRIBED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

SEE THE MORE COMPREHENSIVE DESCRIPTION OF RISK FACTORS UNDER THE CAPTIONS "FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS" CONTAINED IN ITEM 1 - "BUSINESS" OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. WE DO NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

         We are one of the largest full-service pharmacy benefit management ("PBM") companies independent of pharmaceutical manufacturer ownership in North America. We provide health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. Our fully integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services, and informed decision counseling services through our Express Health LineSM division. We also provide non-PBM services which include distribution services through our Express Scripts Specialty Distribution Services subsidiary ("SDS"), sampling services through our Phoenix Marketing Group subsidiary, and prior to June 12, 2001, infusion therapy services through our wholly-owned subsidiary IVTx, Inc., operating as Express Scripts Infusion Services.

         We derive our revenues primarily from the sale of pharmacy benefit management ("PBM") services in the United States and Canada. Tangible products consisting of the dispensing of prescription drugs to our members represented 96.3% and 96.4%, respectively, of our total revenues for the three and six months ended June 30, 2002, compared to 95.9% and 95.8%, respectively, for the same periods last year. Revenues from services, such as the administration of some clients' retail pharmacy networks, market research programs, the sale of informed decision counseling services and our Specialty Distribution Services comprised the remainder of our revenues.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

         Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from our members, are recorded when the prescription is shipped. Revenues from the sales of prescription drugs by retail pharmacies in our nationwide network are recognized when the claim is processed, and exclude co-payments that our members pay to the retail pharmacy. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients' members, we include the total payments from these clients as revenue, and payments to the network pharmacy provider as cost of revenue (the "Gross Basis"). These transactions require us to assume credit risk. If we merely administer clients' network pharmacy contracts in which we do not assume credit risk, we record only our administrative or dispensing fees as revenue (the "Net Basis").

         We receive payments from drug manufacturers including those relating to the administration of manufacturer rebate and discount programs. Revenues relating to these services, which include manufacturer rebates and associated administrative fees, are recognized as earned when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these revenues are not dependent upon future pharmaceutical sales. The portion of the rebate which is payable to customers is excluded from revenues. With respect to rebates that are based on market share performance, we estimate rebates receivable from pharmaceutical manufacturers on a quarterly basis based on our estimate of the number of rebatable prescriptions and rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billing to the manufacturers has been completed. With respect to rebates that are not based on market share performance, no estimation is required as the amount is determinable when the drug is dispensed.

Non-PBM revenues are derived from the following sources:

o Administrative fees received from drug manufacturers for dispensing or distributing of pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in our SDS revenues, and the associated costs for this sample card program in cost of revenues. Because we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under the sample card program, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

o Our Phoenix Marketing Group subsidiary, which is one of the largest prescription drug sample fulfillment companies, shipping approximately 95 million sample units in 2001. Phoenix records an administrative fee for distributing samples to doctors based on orders received from pharmaceutical sales representatives.

o Infusion therapy services through our Express Scripts Infusion Services subsidiary ("Infusion Services"). On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell substantially all of the assets of our Infusion Services business, and we discontinued our acute home infusion services.

COST OF REVENUES

         Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions from our mail service pharmacies, including shipping and handling.


ACCOUNTS RECEIVABLE

         Based on our revenue recognition procedures discussed above, certain claims at the end of a period will be unbilled. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

INVENTORIES

         Inventories consist of prescription drugs and medical supplies that are stated at the lower of first-in first-out cost or market.

PROPERTY AND EQUIPMENT

         Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture, five years for equipment and purchased computer software and three years for certain computer equipment, which exceed minimum capitalization levels. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Research and development expenditures relating to the development of software are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production, are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. We continually review the useful lives of assets and adjust the remaining lives based on the deployment of new technologies. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.

MARKETABLE SECURITIES

         All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement ("FAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.

IMPAIRMENT OF LONG LIVED ASSETS

         We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including goodwill and other intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed as of June 30, 2002 and December 31, 2001.

         We adopted Financial Accounting Standards Board Statement No. ("FAS") 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. FAS 142 requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS
142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we completed our first impairment test under FAS 142 during the second quarter of 2002, which did not result in an impairment charge.

INCOME TAXES

         Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates.

FOREIGN CURRENCY TRANSLATION

         The financial statements of ESI Canada, our Canadian operations, are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada is the local currency and cumulative translation adjustments are recorded within the other comprehensive income component of stockholders' equity. We do not enter into foreign currency hedging transactions because we do not believe the risks are material at current levels.

EMPLOYEE STOCK-BASED COMPENSATION

         We account for employee stock options in accordance with Accounting Principles Board No. ("APB") 25, "Accounting for Stock Issued to Employees." Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because options have only been granted at a price equal to market value at the time of grant. During 1996, FAS 123 became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. Had we utilized the fair value method within FAS 123, pro forma net income for the three and six months ended June 30, 2002 would have been $46,336,000, or $0.58 per diluted share and $87,375, or $1.09 per diluted share, respectively.

SEGMENT REPORTING

         The segment information is derived from the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments.

         We are organized on the basis of services offered and have determined that we have two reportable segments: pharmacy benefit management ("PBM") services and non-PBM services. We manage the pharmacy benefit within an operating segment that encompasses a fully integrated PBM service. The remaining three operating service lines (Specialty Distribution Services, Phoenix and Express Scripts Infusion Services) have been aggregated into a non-PBM reporting segment.

RESULTS OF OPERATIONS

PBM GROSS PROFIT

                                       THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                 INCREASE/                            INCREASE/
(IN THOUSANDS)                        2002       DECREASE      2001          2002     DECREASE       2001
------------------------------------------------------------------------------------------------------------


PBM Gross Basis revenues          $ 3,353,599      51.4%  $  2,215,604   $6,071,199     42.3%    $ 4,265,922
PBM Net Basis revenues                  6,784     (48.8)%       13,248        9,384    (69.8)%        31,058
                                 ---------------------------------------------------------------------------
  Total PBM revenues                3,360,383      50.8%     2,228,852    6,080,583     41.5%      4,296,980
Cost of PBM revenues                3,159,704      51.7%     2,082,375    5,713,043     42.3%      4,013,496
                                 ---------------------------------------------------------------------------
    PBM Gross Profit              $   200,679      37.0%  $    146,477   $  367,540     29.7%    $   283,484
                                 ===========================================================================


         Revenues for network pharmacy claims increased $786,583,000, or 49.1%, and $1,206,732,000, or 38.9%, respectively, during the three months and six months ended June 30, 2002 over 2001. These increases are due to the acquisition of National Prescription Administrators, Inc. ("NPA"), increased membership and member utilization, higher drug ingredient costs and a higher mix of clients utilizing retail pharmacy networks contracted by us. The increase in drug ingredient costs is partially attributable to increases in the average wholesale price index that is used to calculate payments due to pharmacies and payments due from clients. We anticipate these increases will continue to benefit gross profit in future quarters. Network pharmacy claims processed increased 28.5% to 91,610,000 during the second quarter of 2002 over 2001 and 19.5% to 171,722,000 during the six months ended June 30, 2002 over 2001. Excluding NPA, network pharmacy claims processed increased 14.2% and 12.4%, respectively, for the three and six months ended June 30, 2002.

         The average revenue per network pharmacy claim increased 16.1 % to $26.07 and 16.3% to $25.08, respectively, over the three and six months ended June 30, 2001 due to a higher mix of clients utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the client, and higher drug ingredient costs. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis; therefore, this shift to our retail pharmacy networks results in increased Gross Basis revenues (and corresponding cost of revenues) and revenue per claim. As expected, we saw a higher mix of clients on the Gross Basis in 2002 due to the loss of a large Net Basis client at the beginning of 2002.

         Revenues for mail pharmacy services and mail pharmacy claims processed increased $344,640,000, or 56.0%, and 2,088,000, or 42.8%, respectively, for the second quarter of 2002 over 2001. Revenues for mail pharmacy services and mail pharmacy claims processed increased $574,940,000, or 48.9%, and 3,631,000, or 38.7%, respectively, for the first six months of 2002 over 2001. These increases are primarily due to the acquisition of NPA, increased membership and utilization by existing members. For the three and six months ended June 30, 2002, the average revenue per mail pharmacy claim increased 9.3% and 7.3%, respectively, over 2001 primarily due to higher drug ingredient costs. Excluding NPA, mail pharmacy claims processed increased 27.2% and 30.6%, respectively, for the three and six months ended June 30, 2002.

         Our cost of revenues for PBM services increased 51.7% in the second quarter of 2002 over 2001, and 42.3% in the first six months of 2002 over 2001 primarily as a result of the increase in PBM revenues. The increase for the six months ended June 30, 2002 was partially offset by the renegotiation of a contract with a large client, in which we eliminated a contract pricing reserve, resulting in a non-recurring, non-cash decrease in cost of revenues of approximately $15 million in the first quarter of 2002. The PBM cost of revenues grew slightly faster than revenues in the second quarter and first six months of 2002 as a result of a larger percentage of our clients being recorded on the Gross Basis, for which we record the drug ingredient cost in cost of revenues (see further discussion under "--Overview").

         We have been successful in offsetting margin pressure caused by lower pricing on administrative fees and other clinical programs with higher profits from increased utilization of our mail service pharmacies, improved formulary compliance and increased utilization of generic drugs. Our PBM gross profit increased $54,202,000, or 37.0% over the second quarter of 2001 and $84,056,000, or 29.7% over the first six months of 2001. A portion of these increases was due to the acquisition of NPA, the increase in the average wholesale price index and the renegotiation of a contract with a large client in the first quarter of 2002, discussed above.

NON-PBM GROSS PROFIT

                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                   INCREASE/                   INCREASE/
(IN THOUSANDS)               2002   DECREASE   2001       2002  DECREASE  2001
--------------------------------------------------------------------------------


Non-PBM revenues         $ 42,255   128.5%  $ 18,491    $ 71,124  73.9% $ 40,903
Non-PBM cost of revenues   30,830   110.0%    14,684      51,903  77.7%   29,204
                         -------------------------------------------------------
    Non-PBM gross profit $ 11,425   200.1%  $  3,807   $  19,221  64.3% $ 11,699
                         =======================================================


         The increase in revenue for non-PBM services in the three months and six months ended June 30, 2002 over 2001 is primarily due to the additional volume in SDS, including the sample card programs we administer for certain manufacturers, where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues. We also began recording revenues from Phoenix after the acquisition was completed on February 25, 2002. These increases were partially offset by the discontinuance of our acute home infusion services revenue generating activities on June 12, 2001.

         Gross profit from non-PBM services increased 200.1% for the three months ended June 30, 2002 over 2001, reflecting mainly the increased volume in SDS and the addition of Phoenix. The slower growth in non-PBM costs of revenues compared to non-PBM revenues is partially due to Phoenix, which does not purchase samples from the manufacturers, but records an administrative fee for distributing samples to doctors based on orders received from pharmaceutical sales representatives. In addition, the acute home infusion services, which was discontinued last year, was less profitable than our SDS business. These decreases were partially offset by the additional volume in the sample card program (discussed above), where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues and costs of revenues.

         Non-PBM gross profit increased 64.3% for the first six months of 2002 primarily due to the additional volume in SDS and the addition of Phoenix, partially offset by the discontinuance of our acute home infusion business.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased $28,721,000, or 31.0%, in the second quarter of 2002 over 2001, and $35,310,000, or 19.4% for the first six months of 2002 over 2001 due in part to the acquisition of NPA and Phoenix, and costs incurred during the integration of NPA and Phoenix ($977,000 during the three months ended June 30, 2002). These increases were also partially due to expenditures required to expand operational and administrative support functions in order to enhance management of the pharmacy benefit. Additionally, we continually review the useful lives of assets that support our claims processing system and other technologies. Depreciation expense has increased as useful lives were shortened due to the continued progress of our integration to one adjudication platform and the deployment of new technologies.

         These increases were partially offset by the adoption of Financial Accounting Standards Board Statement No. ("FAS") 142, "Goodwill and Other Intangible Assets", which pertains to the elimination of goodwill amortization. A total of $8.9 million ($6.6 million after tax) and $17.8 million ($13.1 million after tax) of goodwill was amortized in the second quarter and the six months ended June 2001, respectively. Excluding depreciation and amortization, selling, general and administrative expenses were 3.1% of total revenue for the three months ended June 30, 2002 compared to 3.4% last year, and 2.9% for the six months ended June 30, 2002 compared to 3.5% last year.

OTHER INCOME (EXPENSE)

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub. RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans. The company is designed to operate as a utility for the exchange of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years with approximately $7.7 million invested to date through June 2002. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub's loss for the three and six months ended June 30, 2002 was $1,033,000 ($641,000 net of tax) and $2,070,000 ($1,285,000 net of tax),
respectively, compared to $658,000 ($407,000 net of tax) for the three and six months ended June 30, 2001. These amounts been recorded in other income (expense) in our Unaudited Consolidated Statement of Operations.

         The $3,980,000, or 62.6%, increase in net interest expense for the second quarter of 2002 over 2001 and $3,314,000, or 23.5% increase for the six months ended June 30, 2002 is primarily due to the additional debt incurred to finance the NPA acquisition. These increases were partially offset by the reduction in debt of $50 million in the third quarter of 2001.

PROVISION FOR INCOME TAXES

         Our effective tax rate decreased to 38.7% for the second quarter of 2002 from 40.3% in 2001 and decreased to 38.1% for the first six months of June 2002 from 40.5% in 2001. These decreases are due primarily to the adoption of FAS 142 in which we no longer amortize goodwill, a portion of which was non-deductible.

NET INCOME AND EARNINGS PER SHARE

         Our net income increased $18,456,000, or 61.0%, and $34,346,000, or
58.9%, respectively, for the three months and six months ended June 30, 2002 over 2001. Basic and diluted earnings per share increased 59.0% and 60.5%, respectively, for the second quarter of 2002 over 2001, and 58.7% and 58.9%, respectively, for the six months ended June 30, 2002 over 2001. Reflecting the application of FAS 142 in 2001, our net income increased $11,885,000, or 32.3% for the second quarter of 2002 over 2001, while basic and diluted earnings per share increased 31.9% and 32.6%, respectively. Reflecting the application of FAS 142 in 2001, our net income increased $21,264,000, or 29.8%, for the first six months of 2002 over 2001, while basic and diluted earnings per share increased 29.3% and 30.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATIONAL CASH FLOW

         During the first six months of 2002, net cash provided by operations increased $99,970,000 to $195,514,000 from $95,544,000 in 2001. This increase is primarily due to increased cash earnings, working capital improvements, and the acquisition of NPA. In addition, net cash provided by operations for the first half of 2001 was negatively impacted by the termination of a large contract in late 2000, which resulted in the payment of the remaining liabilities in the first and second quarters of 2001.

         As a percent of accounts receivables, our allowance for doubtful accounts was 3.4% and 2.8% at June 30, 2002 and December 31, 2001, respectively. This increase is primarily due to certain customers who are experiencing financial difficulties in the current economy.

         Our capital expenditures for the six months ended June 30, 2002 increased $4,038,000 or 21.2% from 2001. We expect to continue to invest in technology that we believe will provide efficiencies in operations, manage growth and enhance the service we provide to our clients. Future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

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

STOCK REPURCHASE PROGRAM

         As of June 30, 2002, we have repurchased a total of 4,417,000 shares of our Common Stock under the stock repurchase program that we announced on October 25, 1996. As of June 30, 2002, approximately 3,317,000 shares have been reissued in connection with employee compensation plans. In July 2002, our Board of Directors authorized an increase in our stock repurchase program from 6,500,000 shares to 10,000,000 and placed no limit on the duration of the program. Additional common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

ACQUISITIONS

         On April 12, 2002, we completed the acquisition of the businesses comprising National Prescription Administrators, Inc. (collectively "NPA") for a purchase price of approximately $513 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million), upon the transaction announcement date and transaction costs. Excluded from the purchase price is a $40.0 million receivable, included in other current assets, anticipated for a working capital purchase price adjustment. NPA was a privately held full-service pharmacy benefit manager. The transaction was accounted for under the provisions of FAS 141, "Business Combinations," and FAS 142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $76,290,000 and non-competition agreements in the amount of $2,860,000, which are being amortized using the straight-line method over the estimated useful lives of 20 years and 5 years, respectively. These assets are classified in other intangible assets. In addition, the excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $393,670,000, which is not being amortized.

         The acquisition of NPA was funded with the proceeds of a new $325 million Term B loan facility, $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million when issued), and $25 million in borrowings under our revolving credit facility. We plan to file an Internal Revenue Code ss.338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible. We estimate this election will provide a tax benefit to us of approximately $85 million on a present value basis. In addition, we borrowed an additional $75 million under our revolving credit facility to fund post-closing working capital requirements of NPA.

         On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix , a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 95 million sample units in 2001. The acquisition has been accounted for under the provisions of FAS 141 and FAS 142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $4,300,000 and non-competition agreements in the amount of $190,000 which are being amortized using the straight-line method over the estimated lives of eight years and four years, respectively, and trade name in the amount of $1,800,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets acquired was preliminarily allocated to goodwill in the amount of $21,696,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

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

         We regularly review potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. However, there can be no assurance we will make acquisitions or establish affiliations in 2002 or thereafter, other than our previously announced acquisitions of Phoenix and NPA.

BANK CREDIT FACILITY

         We have a credit facility with a commercial bank syndicate consisting of $105 million of Term A loans and a $150 million revolving credit facility, of which $35 million is outstanding at June 30, 2002. During the second quarter of 2002, we repaid $65 million under the revolving credit agreement. The Term A loans and the revolving credit facility mature on March 31, 2005. The capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., have been pledged as collateral for the credit facility.

         Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans and the revolving credit facility have a weighted average interest rate per annum of 3.09% and 2.97%, respectively, on June 30, 2002. To alleviate interest rate volatility, we have entered into interest rate swap arrangements, which are discussed in "--Market Risk" below. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($113,650,000 at June 30, 2002). At June 30, 2002, we are in compliance in all material respects with all covenants associated with the credit facility.

         To fund the acquisition of NPA, we amended our existing credit facility to add a $325 million Term B loan. The Term B loan has a maturity of six years and will amortize 1% in years one through four, 25% in year five and 71% in year six. Interest will be payable quarterly on an interest rate spread of 200 basis points based on several LIBOR or base rate options, and had an interest rate of 4.15% on June 30, 2002. The Term B loan is secured on the same basis as our existing credit facility. In addition, the lenders approved the amendment of certain covenants, relating to restricted junior payments and asset sales, and a provision enabling a future accounts receivable securitization facility.

BONDS

         In June 1999, we issued $250 million of 9 5/8% Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. As of June 30, 2002, $239,885,000 of Senior Notes remain outstanding. The Senior Notes are callable at specified rates beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The Senior Notes have covenants that limit the indebtedness we may incur, dividends paid, and the amount and the sale of assets and subsidiary stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table sets fourth our schedule of current maturities of our long-term debt, excluding the deferred interest rate swap gain of $548,000 at June 30, 2002, and future minimum lease payments due under noncancellable operating leases (in thousands):

             Year Ended December 31,         Current Maturities   Future Minimum
                                             Of Long-term Debt    Lease Payments
-------------------------------------------- -----------------------------------
2002 (reflects July 2002 to December 2002)    $             -      $      8,172
2003                                                     3,250           16,380
2004                                                    42,700           16,248
2005                                                   103,800           16,081
2006                                                     3,250           14,510
Thereafter                                             552,414           27,386
                                             -----------------------------------
                                              $        705,414     $     98,777
                                             ===================================


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

         FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we completed our first impairment test under FAS 142 during the second quarter of 2002and did not incur an impairment charge. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation or the initial adoption of FAS 142, which would be recorded as a change in accounting principle).

         Effective January 1, 2002, we adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of FAS 144 did not have an impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

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

         As of June 30, 2002, we have one swap agreement to fix the variable interest payments on approximately $89 million of our debt under our credit facility. Under this swap agreement, we agree to receive a floating rate of interest on the notional principal amount of approximately $89 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will increase to $100 million in October 2002 before reducing to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005.

         Our present interest rate swap agreement is a cash flow hedge under which we agree to pay a fixed-rate of interest which hedges against changes in the amount of future cash flows associated with our variable interest obligations. Accordingly, the fair value of our swap agreement is reported on the balance sheet in other liabilities ($5,664,000 pre-tax at June 30, 2002) and the related gains or losses on these agreements are deferred in shareholders' equity as a component of other comprehensive income (a $3,509,000, net of taxes reduction at June 30, 2002). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the three and six months ended June 30, 2002 and 2001, the gains and losses on the ineffective portion of our swap agreement were not material to our consolidated financial statements.

         Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at June 30, 2002 would have caused the fair value of the swaps to change by $153,000, resulting in a liability with a fair value of $5,818,000.

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

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.       LEGAL PROCEEDINGS

         The Company is a defendant in MINSHEW V. EXPRESS SCRIPTS, No. Civ. 01 - 2412 PHX MHM (D.Az.). On December 12, 2001, this purported class action lawsuit was filed by Gerald R. Minshew in the United States District Court for the District of Arizona. On May 21, 2002, a substantially identical case, VOUGHT V. EXPRESS SCRIPTS, No. Civ. 02 - 0949 PHX MHM (D.Az.), which does not purport to be a class action, was filed in the same court. The MINSHEW and VOUGHT complaints assert that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violate fiduciary duties that we allegedly owe to certain of our clients. The purported class in the MINSHEW case consists of health benefit plans that are self-funded by an employer client. The complaint seeks money damages and injunctive relief on behalf of this class of health plans. We believe the complaints are without merit and will vigorously defend them. The company's motion to transfer the MINSHEW case to a different forum is pending. Although the ultimate outcome of these cases is uncertain, a determination adverse to us could result in changes in our business practices with respect to our formulary and rebate programs and our retail pharmacy network contracting, and/or an award of money damages, either of which could have a material adverse effect on our results of operations, financial position and/or cash flow from operations.

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

         The Company described the consolidated cases of BASH, ET AL. V. VALUE HEALTH, INC., ET AL., No. 3:97cv2711 (JCH)(D.Conn.) ("Bash") and FREEDMAN, ET AL. V. VALUE HEALTH, INC., ET AL., No. 3:95 CV 2038 (JCH)(D.Conn) ("Freedman") in several previous filings including our Form 10-Q for the quarter ended March 31, 2002, and our Form 10-K for the year ended December 31, 2001. On March 20, 2001, the court granted defendant's motion for summary judgment on all claims in the consolidated BASH and FREEDMAN action. At the same time, the court granted a motion for partial summary judgment on all claims under Sections 11 and 12(2) of the Securities Act of 1933. Plaintiffs appealed several orders by the court, including the order with respect to the motions for summary judgment and the April 24, 1998 order regarding consolidation of the lawsuits, and, on May 1, 2002, the Court of Appeals affirmed the District Court's rulings. On May 15, 2002, plaintiffs/appellants filed a Petition for Rehearing and a Petition for Rehearing EN BANC.

         As discussed in our previous filings, on April 1, 1998, we acquired all of the outstanding capital stock of Value Health, Inc., a Delaware corporation ("Value Health"), and Managed Prescription Network, Inc., a Delaware corporation ("MPN") from HCA-The Healthcare Corporation (formerly, "Columbia HCA/HealthCare Corporation") ("HCA") and its affiliates. At the time of the acquisition Value Health, certain of its affiliates, and certain of their former officers were parties under the BASH and FREEDMAN actions. In connection with the acquisition, HCA has agreed to defend and hold the Company and its affiliates (including Value Health) harmless from and against any liability that may arise in connection with either of the foregoing proceedings. Consequently, the Company does not believe it will incur any material liability in connection with the foregoing matters.

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

         On August 6, 2002, Express Scripts received a subpoena duces tecum issued by the Defense Criminal Investigative Service of the Office of Inspector General of the Department of Defense. This subpoena seeks information pertaining to the purchase of Lipitor, a cholesterol-reducing drug, from Parke-Davis, Incorporated, Warner Lambert Company and Pfizer, Inc. for sale to the TRICARE program, a Department of Defense health care program. Express Scripts provides PBM services to TriWest Healthcare Alliance Corp., which has contracted with TRICARE to provide health care services to TRICARE members in certain regions of the United States. The Company has not had any communication with the Department of Defense since the receipt of this subpoena, and has no further information regarding the nature of this specific investigation. The Company will cooperate with the investigation.

         In addition to the matters described above, in the ordinary course of our business there have arisen various other legal proceedings, investigations or claims now pending against us or our subsidiaries unrelated to the Acquisition and us. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending are not expected to materially affect our consolidated financial position, results of operations and/or cash flows.

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

(a) The Company's annual meeting of stockholders was held on May 22, 2002.

(b) The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified:

Stuart L. Bascomb, Gary G. Benanav, Frank J. Borelli, Thomas P. Mac Mahon, Seymour Sternberg, Barrett A. Toan, Howard L. Waltman, Norman Zachary

(c) The stockholder vote for each director was as follows:

                                     VOTES CAST FOR        VOTES WITHHELD
         Stuart L. Bascomb             54,119,506            14,843,232
         Gary A. Benanav               65,511,053             3,451,685
         Frank J. Borelli              64,842,751             4,119,987
         Barbara B. Hill               53,887,506            15,075,232
         Nicholas LaHowchic            65,904,530             3,058,208
         Thomas P. Mac Mahon           64,842,751             4,119,987
         John O. Parker, Jr.           65,904,430             3,058,308
         Seymour Sternberg             65,511,253             3,451,485
         Barrett A. Toan               54,568,716            14,394,022
         Howard L. Waltman             65,904,530             3,058,208
         Norman Zachary                65,904,430             3,058,208


The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation's Independent Accountants for 2002 (65,673,930 affirmative votes; 3,254,022 negative votes; 34,786 abstention votes).

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.  See Index to Exhibits on page 20.

         (b)  REPORTS ON FORM 8-K.

                  (i) On April 22, 2002, we filed a Current Report on Form 8-K, dated April 22, 2002, under Items 5, 7 and 9, regarding a press release we issued concerning our first quarter 2002 financial performance.

                  (ii) On April 26, 2002, we filed a Current Report on Form 8-K, dated April 26, 2002, under Items 2 and 7, regarding a press release issued announcing the completion of the acquisition of National Prescription Administrators, Inc.

                  (iii) On May 2, 2002, we filed a Current Report on Form 8-K, dated May 2, 2002, under Item 5 regarding an administrative subpoena duces tecum we received from the U.S. Attorney's Office in Boston, Massachusetts.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXPRESS SCRIPTS, INC.
                                         (Registrant)



Date:    August 13, 2002                 By:  /s/ Barrett A. Toan
                                             ---------------------------
                                         Barrett A. Toan, Chairman of the Board,
                                         and Chief Executive Officer



Date:    August 13, 2002                 By:  /s/ George Paz
                                             ---------------------------
                                         George Paz, Senior Vice President and
                                         Chief Financial Officer

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

2.3a Asset Purchase Agreement, dated as of December 19, 2001, by and among the Company, Phoenix Marketing Group (Holdings), Inc., and Access Worldwide Communications, Inc.("Access"), incorporated by reference to Appendix A to Access' Definitive Proxy Statement on Schedule 14A, filed January 15, 2002.

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

2.5a Amendment No. 1 to Stock and Asset Purchase Agreement dated April 12, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.2 to the Company's Current Report on Form 8-K filed April 26, 2002.

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


10.1a,b Amendment No. 6 to Credit Agreement dated as of April 1, 1999 (the "Credit Agreement") among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent.

10.2b Amendment No. 1 to Company Pledge Agreement dated as of April 1, 1999 (the "Company Pledge Agreement"), by the Company in favor of Credit Suisse First Boston as Collateral Agent and as Secured Party for the Lenders listed in the Credit Agreement, dated April 12, 2002.

10.3b Amendment No. 1 to Subsidiary Pledge Agreement dated as of April 1, 1999 (the "Subsidiary Pledge Agreement"), by the Company in favor of Credit Suisse First Boston as Collateral Agent and as Secured Party for the Lenders listed in the Credit Agreement, dated April 12, 2002.

10.4b Letter Agreement, dated April 12, 2002, among the New Pledgors listed therein and Credit Suisse First Boston as Collateral Agent and as Secured Party for the Lenders listed in the Credit Agreement, with respect to the Subsidiary Pledge Agreement, as amended.

10.5b Addenda to Company Pledge Agreement, each in the form of Exhibit I to the Company Pledge Agreement, and each dated April 12, 2002.

10.6b Addendum to Subsidiary Pledge Agreement, in the form of Exhibit I to the Subsidiary Pledge Agreement, dated April 12, 2002.

--------------------------------

a The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.

b        Filed herein.