Form 10-Q
period 2002-09-30
EXPRESS SCRIPTS INC
filed 2002-11-15
CIK 885721

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002.

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


       Registrant's telephone number, including area code: (314) 770-1666







       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---


Common stock outstanding as of October 31, 2002:              77,904,824  Shares




--------------------------------------------------------------------------------

                              EXPRESS SCRIPTS, INC.

                                      INDEX


                                                                                             PAGE NUMBER

Part I            Financial Information                                                          3

                  Item 1.  Financial Statements (unaudited)

                           a) Unaudited Consolidated Balance Sheet                               3

                           b) Unaudited Consolidated Statement of Operations                     4

                           c) Unaudited Consolidated Statement of Changes
                              in Stockholders' Equity                                            5

                           d) Unaudited Consolidated Statement of Cash Flows                     6

                           e) Notes to Unaudited Consolidated Financial Statements               7

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                  23

                  Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risks                                                         33

                  Item 4.  Controls and Procedure                                               33

Part II           Other Information

                  Item 1.  Legal Proceedings                                                    34

                  Item 2.  Changes in Securities and Use of Proceeds - (Not Applicable)

                  Item 3.  Defaults Upon Senior Securities - (Not Applicable)

                  Item 4.  Submission of Matters to a Vote of Security Holders - (Not Applicable)

                  Item 5.  Other Information - (Not Applicable)

                  Item 6.  Exhibits and Reports on Form 8-K                                     35

Signatures                                                                                      36

Officer Certifications                                                                          37

Index to Exhibits                                                                               39




                                                 PART I. FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------------------
ITEM 1.       FINANCIAL STATEMENTS
                                                 EXPRESS SCRIPTS, INC.
                                         UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                    SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                       2002                 2001
                                                                                   ----------------     ----------------
Assets
Current assets:
   Cash and cash equivalents                                                         $   161,598          $   177,715
   Receivables, net                                                                      994,787              883,827
   Inventories                                                                           123,671              122,375
   Deferred taxes                                                                         26,102               16,368
   Prepaid expenses and other current assets                                              11,358               12,918
                                                                                   ----------------     ----------------
        Total current assets                                                           1,317,516            1,213,203
Property and equipment, net                                                              156,647              165,263
Goodwill, net                                                                          1,381,833              942,280
Other intangible assets, net                                                             251,926              165,349
Other assets                                                                              16,144               14,150
                                                                                   ----------------     ----------------
        Total assets                                                                 $ 3,124,066          $ 2,500,245
                                                                                   ================     ================

Liabilities and Stockholders' Equity
Current liabilities:
   Claims and rebates payable                                                        $ 1,011,136          $   910,360
   Accounts payable                                                                      245,290              181,784
   Accrued expenses                                                                      186,237              153,473
                                                                                   ----------------     ----------------
        Total current liabilities                                                      1,442,663            1,245,617
Long-term debt                                                                           620,884              346,119
Other liabilities                                                                         89,741               76,512
                                                                                   ----------------     ----------------
        Total liabilities                                                              2,153,288            1,668,248
                                                                                   ----------------     ----------------

Stockholders' equity:
   Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
      and no shares issued and outstanding                                                     -                    -
   Common Stock, $0.01 par value per share, 181,000,000 shares
      authorized, and 79,817,000 and 79,230,000 shares issued and                            798                  792
      outstanding, respectively
   Additional paid-in capital                                                            507,402              492,229
   Unearned compensation under employee compensation plans                               (10,685)             (15,452)
   Accumulated other comprehensive income                                                 (5,122)              (4,593)
   Retained earnings                                                                     558,225              412,114
                                                                                   ----------------     ----------------
                                                                                       1,050,618              885,090
   Common Stock in treasury at cost, 1,619,000 and 1,199,000
      shares, respectively                                                               (79,840)             (53,093)
                                                                                   ----------------     ----------------
        Total stockholders' equity                                                       970,778              831,997
                                                                                   ----------------     ----------------
        Total liabilities and stockholders' equity                                   $ 3,124,066          $ 2,500,245
                                                                                   ================     ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                         EXPRESS SCRIPTS, INC.
                                            UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                            SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       2002                2001                 2002                2001
                                                       ----------------    ----------------     ----------------    ----------------
Revenues                                                 $ 3,426,198         $ 2,381,252          $ 9,577,905         $ 6,719,135
Cost of revenues                                           3,214,736           2,236,799            8,979,682           6,279,499
                                                       ----------------    ----------------     ----------------    ----------------
   Gross profit                                              211,462             144,453              598,223             439,636
Selling, general and administrative                          112,162              84,222              329,860             266,610
                                                       ----------------    ----------------
                                                                                                ----------------    ----------------
Operating income                                              99,300              60,231              268,363             173,026
                                                       ----------------    ----------------     ----------------    ----------------
Other (expense) income:
   Undistributed loss from joint venture                      (1,224)               (435)              (3,294)             (1,093)
   Interest income                                             1,391               1,837                3,770               5,521
   Interest expense                                          (11,753)             (8,417)             (31,535)            (26,190)
                                                       ----------------    ----------------     ----------------    ----------------
                                                             (11,586)             (7,015)             (31,059)            (21,762)
                                                       ----------------    ----------------     ----------------    ----------------
Income before income taxes                                    87,714              53,216              237,304             151,264
Provision for income taxes                                    33,777              20,653               90,698              60,378
                                                       ----------------    ----------------     ----------------    ----------------
Income before extraordinary item                              53,937              32,563              146,606              90,886
Extraordinary item, net of tax                                  (495)               (372)                (495)               (372)
                                                       ----------------    ----------------     ----------------    ----------------
Net income                                               $    53,442         $    32,191          $   146,111         $    90,514
                                                       ================    ================     ================    ================

Basic earnings per share:
   Before extraordinary item                             $      0.70         $      0.41          $      1.88         $      1.16
   Extraordinary item                                          (0.01)                  -                (0.01)                  -
                                                       ----------------    ----------------     ----------------    ----------------
   Net income                                            $      0.69         $      0.41          $      1.87         $      1.16
                                                       ================    ================     ================    ================

Weighted average number of common shares
   Outstanding during the period - Basic EPS                  77,829              78,382               77,962              77,978
                                                       ================    ================     ================    ================

Diluted earnings per share:
   Before extraordinary item                             $      0.68         $      0.40          $      1.84         $      1.13
   Extraordinary item                                          (0.01)                  -                (0.01)                  -
                                                       ----------------    ----------------     ----------------    ----------------
   Net income                                            $      0.67         $      0.40          $      1.83         $      1.13
                                                       ================    ================     ================    ================

Weighted average number of common shares
   Outstanding during the period - Diluted EPS                79,449              80,612               79,786              80,156
                                                       ================    ================     ================    ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            EXPRESS SCRIPTS, INC.
                                     UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Number
                                       of                                                 Amount
                                     Shares
                                    -------  ---------------------------------------------------------------------------------------
                                                                      Unearned
                                                                    Compensation     Accumulated
                                                       Additional  Under Employee       Other
                                     Common   Common    Paid-in     Compensation    Comprehensive   Retained   Treasury
(IN THOUSANDS)                       Stock     Stock    Capital        Plans           Income       Earnings     Stock      Total
------------------------------------------- --------- ----------- ---------------  -------------- ----------- ---------- -----------
Balance at December 31, 2001         79,230  $  792    $492,229      $ (15,452)     $   (4,593)    $ 412,114   $ (53,093) $ 831,997
                                   -------- --------- ----------- ---------------  -------------- ----------- ---------- -----------
  Comprehensive income:
    Net income                                                                                       146,111                146,111
    Other comprehensive income:
     Foreign currency
      translation adjustment                                                               (87)                                 (87)
     Realized and unrealized gains
      on derivative financial
       instruments, net of taxes                                                          (442)                                (442)
                                   -------- --------- ----------- --------------- -------------- ----------- ---------- ------------
  Comprehensive income                                                                    (529)      146,111                145,582
  Common stock issued under
    employee plans                       35               3,636           (596)                                               3,040
  Amortization of unearned
    compensation under
     employee plans                                                      5,363                                                5,363
  Treasury stock acquired                                                                                        (66,840)   (66,840)
  Exercise of stock options                             (21,433)                                                  40,093     18,660
  Tax benefit relating to
    employee stock options                               11,310                                                              11,310
  Repurchase and cancellation
    of shares - (Note 6)                                 (4,734)                                                             (4,734)
  Stock issued for NPA acquisition      552       6      26,394                                                              26,400
                                   -------- --------- ----------- ---------------  -------------- ----------- ---------- -----------
Balance at September 30, 2002        79,817  $  798    $507,402      $ (10,685)     $   (5,122)    $ 558,225  $ (79,840)  $ 970,778
                                   ======== ========= =========== ===============  ============== =========== ========== ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                 EXPRESS SCRIPTS, INC.
                                    UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
(IN THOUSANDS)                                                                          2002                 2001
                                                                                   ----------------     ----------------
Cash flows from operating activities:
   Net income                                                                        $   146,111          $    90,514
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                     66,473               55,838
        Non-cash adjustments to net income                                                54,625               54,182
        Net changes in operating assets and liabilities                                   19,755              (35,482)
                                                                                   ----------------     ----------------
Net cash provided by operating activities                                                286,964              168,052
                                                                                   ----------------     ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (32,472)             (36,830)
   Proceeds from the sale of property and equipment                                            -                  844
   Acquisitions, net of cash acquired, and investment in joint venture                  (497,229)             (19,582)
   Other                                                                                     655               (7,234)
                                                                                   ----------------     ----------------
Net cash used in investing activities                                                   (529,046)             (62,802)
                                                                                   ----------------     ----------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                          425,000                    -
   Repayment of long-term debt                                                          (150,000)             (50,000)
   Treasury stock acquired                                                               (66,840)             (27,055)
   Proceeds from employee stock plans                                                     21,700               23,663
   Other                                                                                  (3,885)                   -
                                                                                   ----------------     ----------------
Net cash provided by (used in) financing activities                                      225,975              (53,392)
                                                                                   ----------------     ----------------

Effect of foreign currency translation adjustment                                            (10)                (242)
                                                                                   ----------------     ----------------

Net (decrease) increase in cash and cash equivalents                                     (16,117)              51,616
Cash and cash equivalents at beginning of period                                         177,715               53,204
                                                                                   ----------------     ----------------
Cash and cash equivalents at end of period                                           $   161,598          $   104,820
                                                                                   ================     ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Certain of our significant accounting policies are described below. Other financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, we believe that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 8, 2002.

         We believe that the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2002, the Unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2002 and 2001, the Unaudited Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2002, and the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and 2001. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

REVENUE RECOGNITION

         PBM revenues are derived from the following sources:

         o Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from our members, are recorded when the prescription is shipped. At this time our earnings process is complete as the obligations of our customer to pay for the drugs is fixed, and due to the nature of the product, the member may not return the drugs nor receive a refund.
         o Revenues from the sale of prescription drugs by retail pharmacies in our nationwide network are recognized when the claim is processed, and exclude co-payments that our members pay to the retail pharmacy. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients' members, we include the total payments from these clients as revenue, and payments to the network pharmacy provider as cost of revenue (the "Gross Basis"). These transactions require us to assume the credit risk of our clients' ability to pay. In addition, under most of our client contracts we may realize a positive or negative margin represented by the difference between the negotiated ingredient costs we will receive from our clients and negotiated ingredient costs we will pay to our network pharmacies. If we merely administer clients' network pharmacy contracts in which we do not assume credit risk, we record only our administrative or dispensing fees as revenue (the "Net Basis") and do not realize a positive or negative margin. At the end of a period, any unbilled revenues related to the sale of prescription drugs by retail pharmacies are estimated based on the amount to be paid to the pharmacies and historical gross margin. Revenues are adjusted to actual at the time of billing.
         o We receive payments from drug manufacturers, including those relating to the administration of manufacturer rebate and discount programs. Revenues relating to these services, which include manufacturer rebates and associated administrative fees, are recognized as earned when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these revenues are not dependent upon future pharmaceutical sales. The portion of the rebate that is payable to customers is treated as a reduction from revenues. With respect to rebates that are based on market share performance, we estimate rebates receivable from pharmaceutical manufacturers on a quarterly basis based on our estimate of the number of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billing to the manufacturers has been completed. With respect to rebates that are not based on market share performance, no estimation is required because the amount is determinable when the drug is dispensed.

         Non-PBM revenues are derived from the following sources:

         o Administrative fees received from drug manufacturers for dispensing or distributing of pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in our SDS revenues, and the associated costs for this sample card program in cost of revenues. Because we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under the sample card program, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.
         o Our Phoenix Marketing Group subsidiary, which is one of the largest prescription drug sample fulfillment companies, shipping approximately 65 million sample units during the nine months ended September 30, 2002 and approximately 95 million sample units in 2001. Phoenix records an administrative fee for distributing samples to doctors based on orders received from pharmaceutical sales representatives.
         o Infusion therapy services through our Express Scripts Infusion Services subsidiary ("Infusion Services"). On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell substantially all of the assets of our Infusion Services business, and we discontinued our acute home infusion services.

COST OF REVENUES

         Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescription drugs from our mail service pharmacies, including shipping and handling.

RECEIVABLES

         Based on our revenue recognition policies discussed above, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing, typically within 30 days based on the contractual billing schedule agreed upon with the client. In addition, revenue and unbilled receivables for rebates based on market share performance are calculated quarterly based on an estimate of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and the rebate per prescription have been determined and the billing to the manufacturers has been completed.

INVENTORIES

         Inventories consist of prescription drugs and medical supplies that are stated at the lower of first-in first-out cost or market.

PROPERTY AND EQUIPMENT

         Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture, five years for equipment and purchased computer software and three years for certain computer equipment, which exceed minimum capitalization levels. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Research and development expenditures relating to the development of software are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs, up to the date placed into production, are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. We continually review the useful lives of assets and adjust the remaining lives based on the deployment of new technologies. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.

OTHER INTANGIBLE ASSETS

         Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees, trade names and certain fees paid to clients under contractual agreements. Other intangible assets, excluding trade names, which have an indefinite life, are amortized on a straight-line basis over periods from 2 to 20 years.

IMPAIRMENT OF LONG LIVED ASSETS

         We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including goodwill and other intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed as of September 30, 2002 and December 31, 2001.

         We adopted FAS 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. FAS 142 requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we completed our first impairment test under FAS 142 during the second quarter of 2002, which did not result in an impairment charge.

EMPLOYEE STOCK-BASED COMPENSATION

         We account for employee stock options in accordance with Accounting Principles Board No. ("APB") 25, "Accounting for Stock Issued to Employees." Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because options have only been granted at a price equal to market value at the time of grant. During 1996, FAS 123, "Accounting for Stock-Based Compensation" became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. Had we utilized the fair value method within FAS 123, pro forma net income for the three and nine months ended September 30, 2002 would have been $51,149,000, or $0.64 per diluted share and $138,524,000 or $1.74 per diluted share, respectively (see Note 11).

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

         We adopted Financial Accounting Standards Board Statement No. ("FAS") 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. FAS 142 requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS
142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we completed our first impairment test during the second quarter of 2002, which did not result in an impairment charge.

         The following is a summary of our goodwill and other intangible assets (amounts in thousands).

                                                 SEPTEMBER 30, 2002                        DECEMBER 31, 2001
                                                GROSS            ACCUMULATED             GROSS          ACCUMULATED
                                           CARRYING AMOUNT      AMORTIZATION        CARRYING AMOUNT     AMORTIZATION
----------------------------------------------------------------------------------------------------------------------
Goodwill
   PBM (1)                                $     1,466,282    $       106,555       $     1,048,831    $       106,551
   Non-PBM                                         22,106                  -                     -                  -
                                         ------------------------------------     ------------------------------------
                                          $     1,488,388    $       106,555       $     1,048,831    $       106,551
                                         ====================================     ====================================
Other intangible assets
   PBM
     Customer contracts                   $       260,917    $        54,877       $       184,612    $        46,659
     Other                                         74,859             34,535                56,148             28,752
                                         ------------------------------------     ------------------------------------
                                                  335,776             89,412               240,760             75,411
   Non-PBM
     Customer contracts                             4,000                292                     -                  -
     Other                                          1,880                 26                     -                  -
                                         ------------------------------------     ------------------------------------
                                                    5,880                318                     -                  -
                                         ------------------------------------     ------------------------------------
Total other intangible assets             $       341,656    $        89,730       $       240,760    $        75,411
                                         ====================================     ====================================

(1) The change in accumulated amortization from December 31, 2001 to September 30, 2002 is a result of changes in foreign currency exchange rates.

         The aggregate amount of amortization expense of other intangible assets was $5,095,000 and $3,343,000 for the three months ended September 30, 2002 and 2001, respectively, and $14,319,000 and $9,304,000 for the nine months ended September 30, 2002 and 2001, respectively. The future aggregate amount of amortization expense of other intangible assets is $19,712,000 for 2002, $23,116,000 for 2003, $22,780,000 for 2004, $21,659,000 for 2005, and
$16,456,000 for 2006. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and 6 years for other intangible assets.

         The following table compares our net income and per share amounts for the three and nine months ended September 30, 2002, to net income and per share amounts for the three and nine months ended September 30, 2001, adjusted for the amortization of goodwill (in thousands, except per share amounts).

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                           2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------

Reported net income                                    $      53,442  $      32,191  $     146,111  $      90,514
Add back:  Goodwill amortization, net of tax                       -          6,543              -         19,625
                                                      ------------------------------------------------------------
Adjusted net income                                    $      53,442  $      38,734  $     146,111  $     110,139
                                                      ============================================================

Reported basic earnings per share                      $        0.69  $        0.41  $        1.87  $        1.16
Add back:  Goodwill amortization, net of tax                       -           0.08              -           0.25
                                                      ------------------------------------------------------------
Adjusted basic earnings per share                      $        0.69  $        0.49  $        1.87  $        1.41
                                                      ============================================================

Reported diluted earnings per share                    $        0.67  $        0.40  $        1.83  $        1.13
Add back:  Goodwill amortization, net of tax                       -           0.08              -           0.24
                                                      ------------------------------------------------------------
Adjusted diluted earnings per share                    $        0.67  $        0.48  $        1.83  $        1.37
                                                      ============================================================

NOTE 3 - CHANGES IN BUSINESS

         On April 12, 2002, we completed the acquisition of National Prescription Administrators, Inc, a privately held full-service pharmacy benefit manager ("PBM"), and certain affiliated companies (collectively, "NPA") for a nominal purchase price of approximately $513 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and transaction costs. The purchase price was subsequently reduced to $489 million as a result of the receipt of a $23.8 million working capital purchase price adjustment during the third quarter. The $489 million purchase price has not been reduced to reflect a further anticipated working capital adjustment of $16.1 million, which has been recorded as a receivable, and is included in other current assets. The transaction was accounted for under the provisions of FAS 141, "Business Combinations" and FAS
142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $76,290,000 and non-competition agreements in the amount of $2,860,000, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $417,403,000, which is not being amortized.

         The acquisition was funded with a new $325 million Term B loan facility (see Note 8), $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and $25 million in borrowings under our revolving credit facility. An election under Internal Revenue Code Section 338(h)(10) will be made so that for tax purposes the transaction will be treated as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible. In addition, we borrowed an additional $75 million under our revolving credit facility to fund post-closing working capital requirements of NPA.

         On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc. ("Phoenix"), a wholly-owned subsidiary of Access Worldwide Communications, Inc., for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 65 million sample units during the nine months ended September 30, 2002 and approximately 95 million sample units in 2001. The acquisition has been accounted for under the provisions of FAS 141 and FAS 142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated preliminarily to intangible assets, consisting of customer contracts in the amount of $4,000,000 and non-competition agreements in the amount of $180,000, which are being amortized using the straight-line method over the estimated lives of eight years and four years, respectively, and trade name in the amount of $1,700,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets acquired was allocated preliminarily to goodwill in the amount of $22,106,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

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

                                     NINE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30, 2002      SEPTEMBER 30, 2001
                                   ---------------------------------------------
Total revenues                             $ 10,223,062            $  8,214,042
Net income                                 $    148,212            $     99,957
Basic earnings per share                   $       1.90            $       1.28
Diluted earnings per share                 $       1.85            $       1.24

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

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million at the acquisition date). The transaction, which was accounted for under the purchase method of accounting, was funded with our operating cash flows. The results of operations of CAPSS have been included in our consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of the purchase price over tangible net assets acquired was allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 (at the March 1, 2001 exchange rate), which are being amortized using the straight-line method over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000 (at the March 1, 2001 exchange rate), which effective January 1, 2002 is no longer being amortized. Pro forma information, as if CAPSS had been acquired as of the beginning of 2001, is not being presented as the inclusion of CAPSS financial data would not have a material impact to our consolidated financial statements.

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Merck-Medco, L.L.C. to form RxHub, LLC ("RxHub"). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. The company is designed to operate as a utility for the exchange of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years with approximately $8.7 million invested through September 30, 2002. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub's loss for the three months and nine months ended September 30, 2002 is $1,224,000 ($761,000 net of tax) and $3,294,000 ($2,046,000 net of tax),
respectively, compared to $435,000 ($272,000 net of tax) and $1,093,000 ($679,000 net of tax), respectively, for the three months and nine months ended September 30, 2001. These losses have been recorded in other (expense) income in our Unaudited Consolidated Statement of Operations. Our investment in RxHub (approximately $3,422,000 at September 30, 2002) is recorded in other assets on our Consolidated Balance Sheet.

NOTE 4 - RECEIVABLES

         Included in receivables, net, as of September 30, 2002 and December 31, 2001, are allowance for doubtful accounts of $40,258,000 and $24,157,000, respectively. This increase is primarily due to certain customers who are experiencing financial difficulties in the current economy.

         As of September 30, 2002 and December 31, 2001, unbilled receivables were $489,278,000 and $435,708,000, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

NOTE 5 - PROPERTY AND EQUIPMENT

         During the first half of 2002, the estimated useful lives of certain computer equipment and software associated with our legacy computer systems were shortened due to the continued progress of our integration to one point-of-sale claim adjudication platform. This change in the estimated useful lives increased depreciation and amortization expense by approximately $18 million during the first half of 2002.

NOTE 6 - CONTRACTUAL AGREEMENTS

         In March 2002, we renegotiated certain terms of our relationship with The Manufacturer's Life Insurance Company ("Manulife") and entered into an amended agreement which, among other things, extended the term of the agreement through March 2009. During 2001, Manulife earned 101,000 shares of our common stock to be issued in 2002. These shares, or a pro rata portion thereof, were to be returned to us if Manulife terminated the contract early and, as such, were recorded as other intangible assets as of December 31, 2001. In lieu of the issuance of the 101,000 shares, we made a cash payment to Manulife. Therefore, the advance discount recorded in other intangible assets as of December 31, 2001 was recorded against revenue during the first quarter of 2002. In addition, the amendment eliminated the ability for Manulife to receive shares of our common stock or the warrants contemplated in the original agreement.

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

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                           2002           2001           2002           2001
---------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
    outstanding during the period - Basic EPS              77,829         78,382         77,962         77,978
Outstanding stock options                                   1,379          1,986          1,583          1,971
Executive deferred compensation plan                           37             25             35             20
Restricted stock awards                                       204            219            206            187
                                                      ---------------------------------------------------------
Weighted average number of common shares
    outstanding during the period - Diluted EPS            79,449         80,612         79,786         80,156
                                                      =========================================================

The above shares are all calculated under the "treasury stock" method in accordance with FAS 128, "Earnings Per Share."

NOTE 8 - FINANCING

         During the third quarter of 2002, we prepaid $50 million of our Term A loan facility. The $55 million principal balance of the Term A Loans matures in March 2005. As a result of the prepayment on the Term A loans, we recognized an extraordinary charge in the amount of $495,000, net of tax, from the write-off of deferred financing fees.

         In April 2002, we amended our existing credit facility to add a $325 million Term B loan facility. We amended certain covenants of the credit facility relating to restricted junior payments, asset sales and a provision enabling a future accounts receivable securitization facility. The Term B loans have a maturity of six years and amortize 1% in years one through four, 25% in year five and 71% in year six. Interest is payable quarterly on an interest rate spread of 200 basis points based on several London Interbank Offered Rates ("LIBOR") or base rate options. The Term B loans are secured on the same basis as our existing credit facility.

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

         As of September 30, 2002, we have one swap agreement to fix the variable rate interest payments on approximately $89 million of our debt under our credit facility. Under this swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $89 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will increase to $100 million in October 2002 before decreasing to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005.

         Our present interest rate swap agreement is a cash flow hedge under which we agree to pay a fixed rate of interest, which hedges against changes in the amount of future cash flows associated with variable rate interest obligations. Accordingly, the fair value of our swap agreement is reported on the balance sheet in other liabilities ($6,507,000 pre-tax at September 30, 2002) and the related gains or losses on these agreements are deferred in stockholders' equity as a component of other comprehensive income (a reduction of $4,032,000, net of taxes, at September 30, 2002). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the three and nine months ended September 30, 2002 and 2001, the gains and losses on the ineffective portion of our swap agreement were not material to our consolidated financial statements.

         On October 1, 2002, we entered into a swap agreement to fix the variable rate interest payments on an additional $50 million of debt under our credit facility. Under this swap agreement, which matures September 30, 2003, we agree to receive a variable rate of interest on the notional principal amount of $50 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 1.66% per annum.

NOTE 10 - COMMON STOCK

         As of September 30, 2002, we have repurchased a total of 5,081,000 shares of our common stock under the stock repurchase program that we announced on October 25, 1996, of which 1,324,000 shares were repurchased during the first nine months of 2002. Approximately 3,360,000 shares have been reissued in connection with employee compensation plans through September 30, 2002. In July 2002, our Board of Directors approved an increase in the stock repurchase program from 6,500,000 shares to 10,000,000 shares. There is no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

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

NOTE 11 - STOCK-BASED COMPENSATION PLANS

         We apply Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, "Accounting for Stock Based Compensation," our net income and earnings per share would have been reduced to the pro forma amounts indicated below. Because future options may be granted and vesting typically occurs over a three year period, the pro forma impact shown for the three and nine months ended September 30, 2002 and 2001 are not necessarily representative of the impact in future years.


                                          THREE MONTHS           THREE MONTHS         NINE MONTHS        NINE MONTHS
                                             ENDED                  ENDED                ENDED              ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)        2002                  2001                2002                2001
-----------------------------------------------------------------------------------------------------------------------
Net income
   As reported                            $    53,442            $    32,191          $   146,111        $    90,514
   Pro forma                                   51,149                 30,113              138,524             84,153

Basic earnings per share
   As reported                            $      0.69            $      0.41          $      1.87        $      1.16
   Pro forma                                     0.66                   0.38                 1.78               1.08

Diluted earnings per share
   As reported                            $      0.67            $      0.40          $      1.83        $      1.13
   Pro forma                                     0.64                   0.37                 1.74               1.05

         The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                          THREE MONTHS           THREE MONTHS        NINE MONTHS         NINE MONTHS
                                              ENDED                  ENDED              ENDED               ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
------------------------------------- ---------------------- --------------------- ------------------- ------------------
                                              2002                   2001                 2002               2001
------------------------------------- ---------------------- --------------------- ------------------- ------------------
Expected life of option                     2-5 years             2-5 years            2-5 years           2-5 years
Risk-free interest rate                    1.33%-2.72%           3.63%-4.59%          1.22%-4.29%         3.63%-5.01%
Expected volatility of stock                   54%                   55%                  54%                 55%
Expected dividend yield                       None                   None                 None               None


         A summary of the status of our fixed stock option plans as of September 30, 2002 and December 31, 2001, and changes during the periods ending on those dates are presented below.

                                           NINE-MONTHS ENDED          TWELVE MONTHS ENDED
                                          SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                      ----------------------------------------- ---------------
                                                      Weighted-                    Weighted-
                                                       Average                      Average
                                                      Exercise                     Exercise
(SHARE DATA IN THOUSANDS)                Shares         Price        Shares          Price
-----------------------------------------------------------------------------------------------
Outstanding at beginning of year          5,992        $ 26.26        6,448        $ 20.58
Granted                                     283        $ 53.57        1,230        $ 41.93
Exercised                                  (860)       $ 21.14       (1,531)       $ 15.25
Forfeited/Cancelled                         (90)       $ 32.77         (155)       $ 22.93
                                      -------------               -------------
Outstanding at end of period              5,325        $ 28.43        5,992        $ 26.26
                                      =============               =============

Options exercisable at period end         2,684                       2,758
                                      =============               =============
Weighted-average fair value of
  options granted during the year      $  23.57                    $  19.06
                                      =============               =============

         The following table summarizes information about fixed stock options outstanding at September 30, 2002:

                                           Options Outstanding                                Options Exercisable
                       ------------------------------------------------------------    ----------------------------------
      Range of
   Exercise Prices           Number         Weighted-Average                                Number         Weighted-
   (SHARE DATA IN        Outstanding at        Remaining        Weighted-Average         Exercisable        Average
     THOUSANDS)             9/30/02         Contractual Life     Exercise Price           at 9/30/02     Exercise Price
---------------------- ------------------- ------------------- --------------------    ----------------- ----------------
 $  3.53 - 17.81             1,229                4.61            $    13.12                   1,034        $  12.51
   19.16 - 25.81             1,313                6.16                 22.40                     659           21.63
   27.44 - 35.78             1,162                6.90                 30.35                     802           31.03
   36.81 - 46.44             1,072                6.01                 40.19                      87           42.63
   46.48 - 54.90               549                6.03                 50.08                     102           47.62
                       -------------------                                             -----------------
 $  3.53 - 54.90             5,325                5.92            $    28.43                   2,684        $  22.59
                       ===================                                             =================


NOTE 12 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. During 2000 and 2001, we undertook internal corporate reorganizations to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx, and to create several new entities to conduct certain activities, including Express Scripts Specialty Distribution Services ("SDS"), ESI Mail Pharmacy Service, Inc. ("ESI MPS"), Express Access Pharmacy, Inc. ("EAP") and ESI Resources, Inc. ("ERI"). Consequently, the assets, liabilities and operations of ValueRx are included in those of the issuer, Express Scripts, Inc., and the assets, liabilities and operations of SDS, ESI MPS, EAP and ERI are included in those of the Guarantors. Effective December 31, 2001, Practice Patterns Science, Inc. ("PPS") was dissolved. The condensed consolidated non-guarantors' financial statements for 2001 include the assets, liabilities and operations of PPS. During 2002, Phoenix Marketing Group LLC was established to acquire the assets of Phoenix. Subsequent to the acquisition on February 25, 2002, the assets, liabilities and operations of Phoenix Marketing Group, LLC have been included in those of the Guarantors. In addition, subsequent to the acquisition of NPA on April 12, 2002, the assets, liabilities and operations of NPA have been included in those of the Guarantors.



CONDENSED CONSOLIDATING BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------------
                                                     EXPRESS                            NON-
(IN THOUSANDS)                                    SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2002
Current assets                                     $   868,312     $   435,578      $    13,626     $          -     $ 1,317,516
Property and equipment, net                            118,151          36,193            2,303                -         156,647
Investments in subsidiaries                          1,654,178         771,079                -       (2,425,257)              -
Intercompany                                           643,907        (609,818)         (34,089)               -               -
Goodwill, net                                          241,457       1,125,401           14,975                -       1,381,833
Other intangible assets, net                            71,236         172,026            8,664                -         251,926
Other assets                                            17,181          (1,042)               5                -          16,144
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total assets                                   $ 3,614,422     $ 1,929,417      $     5,484     $ (2,425,257)    $ 3,124,066
                                                 =============== ================ ================ =============== ================

Current liabilities                                $   401,195     $ 1,040,224      $     1,244     $          -     $ 1,442,663
Long-term debt                                         620,884               -                -                -         620,884
Other liabilities                                       43,719          46,430             (408)               -          89,741
Stockholders' equity                                 2,548,624         842,763            4,648       (2,425,257)        970,778
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total liabilities and stockholders' equity     $ 3,614,422     $ 1,929,417      $     5,484     $ (2,425,257)    $ 3,124,066
                                                 =============== ================ ================ =============== ================

AS OF DECEMBER 31, 2001
Current assets                                     $   972,844     $   230,303      $    10,056     $           -    $ 1,213,203
Property and equipment, net                            131,567          32,500            1,196                 -        165,263
Investments in subsidiaries                          1,208,931         752,256                -        (1,961,187)             -
Intercompany                                           214,531        (185,148)         (29,383)                -              -
Goodwill, net                                          241,457         685,893           14,930                 -        942,280
Other intangible assets, net                            62,198          93,787            9,364                 -        165,349
Other assets                                            87,024         (72,492)            (382)                -         14,150
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total assets                                   $ 2,918,552     $ 1,537,099      $     5,781     $  (1,961,187)   $ 2,500,245
                                                 =============== ================ ================ =============== ================

Current liabilities                                $   482,157     $   759,969      $     3,491     $           -    $ 1,245,617
Long-term debt                                         346,119               -                -                 -        346,119
Other liabilities                                      151,754         (73,173)          (2,069)                -         76,512
Stockholders' equity                                 1,938,522         850,303            4,359        (1,961,187)       831,997
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Total liabilities and stockholders' equity     $ 2,918,552     $ 1,537,099      $     5,781     $  (1,961,187)   $ 2,500,245
                                                 =============== ================ ================ =============== ================




CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                     EXPRESS                            NON-
(IN THOUSANDS)                                    SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Total revenues                                     $ 1,670,892     $ 1,750,996      $     4,310      $         -     $ 3,426,198
Operating expenses                                   1,629,976       1,693,075            3,847                -       3,326,898
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Operating income                                    40,916          57,921              463                -          99,300
Undistributed loss from joint venture                   (1,224)              -                -                -          (1,224)
Interest (expense) income, net                         (10,712)            269               81                -         (10,362)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income before tax effect                            28,980          58,190              544                -          87,714
Income tax provision                                    11,065          22,645               67                -          33,777
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income before extraordinary item                    17,915          35,545              477                -          53,937
Extraordinary item, net of tax                            (495)              -                -                -            (495)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Net income                                     $    17,420     $    35,545      $       477      $         -     $    53,442
                                                 =============== ================ ================ =============== ================

THREE MONTHS ENDED SEPTEMBER 30, 2001
Total revenues                                     $ 1,448,502     $   928,906      $     3,844      $         -     $ 2,381,252
Operating expenses                                   1,397,221         920,940            2,860                -       2,321,021
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Operating income                                    51,281           7,966              984                -          60,231
Undistributed loss from joint venture                     (435)              -                -                -            (435)
Interest (expense) income, net                          (5,810)             (9)            (761)               -          (6,580)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income before tax effect                            45,036           7,957              223                -          53,216
Income tax provision                                    17,999           3,106             (452)               -          20,653
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income before extraordinary item                    27,037           4,851              675                -          32,563
Extraordinary item, net of tax                            (372)              -                -                -            (372)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Net income                                     $    26,665     $     4,851      $       675      $         -     $    32,191
                                                 =============== ================ ================ =============== ================

NINE MONTHS ENDED SEPTEMBER 30, 2002
Total revenues                                     $ 5,064,869     $ 4,504,974      $     8,062      $         -     $ 9,577,905
Operating expenses                                   4,930,099       4,368,539           10,904                -       9,309,542
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Operating income (loss)                            134,770         136,435           (2,842)               -         268,363
Undistributed loss from joint venture                   (3,294)              -                -                -          (3,294)
Interest (expense) income, net                         (28,417)            471              181                -         (27,765)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income (loss) before tax effect                    103,059         136,906           (2,661)               -         237,304
Income tax provision                                    39,448          52,640           (1,390)               -          90,698
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income before extraordinary item                    63,611          84,266           (1,271)               -         146,606
Extraordinary item, net of tax                            (495)              -                -                -            (495)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Net income (loss)                              $    63,116     $    84,266      $    (1,271)     $         -     $   146,111
                                                 =============== ================ ================ =============== ================

NINE MONTHS ENDED SEPTEMBER 30, 2001
Total revenues                                     $ 4,167,209     $ 2,539,145      $    12,781      $         -     $ 6,719,135
Operating expenses                                   4,028,712       2,507,136           10,261                -       6,546,109
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Operating income                                   138,497          32,009            2,520                -         173,026
Undistributed loss from joint venture                   (1,093)              -                -                -          (1,093)
Interest (expense) income, net                         (19,977)            (14)            (678)               -         (20,669)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income before tax effect                           117,427          31,995            1,842                -         151,264
Income tax provision                                    48,062          12,130              186                -          60,378
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Income before extraordinary item                    69,365          19,865            1,656                -          90,886
Extraordinary item, net of tax                            (372)              -                -                -            (372)
                                                 --------------- ---------------- ---------------- --------------- ----------------
    Net income                                     $    68,993     $    19,865      $     1,656      $         -     $    90,514
                                                 =============== ================ ================ =============== ================



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                     EXPRESS                            NON-
(IN THOUSANDS)                                    SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Net cash  provided by (used in)
  operating activities                             $    95,922     $   197,922      $    (6,880)     $         -     $   286,964
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from investing activities:
  Purchase of property and equipment                   (32,123)          1,027           (1,376)               -         (32,472)
  Acquisitions and joint venture                           444        (497,673)               -                -        (497,229)
  Other                                                    655               -                -                -             655
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash (used in)
  Investing activities                                 (31,024)       (496,646)          (1,376)               -        (529,046)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from financing activities:
  Proceeds from long-term debt                         425,000               -                -                -         425,000
  Repayment of long-term debt                         (150,000)              -                -                -        (150,000)
  Treasury stock acquired                              (66,840)              -                -                -         (66,840)
  Proceeds from employee stock plans                    21,700               -                -                -          21,700
  Net transaction with parent                         (330,538)        319,474           11,064                -               -
  Other                                                 (3,885)              -                                 -          (3,885)
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash (used in) provided by
  financing activities                                (104,563)        319,474           11,064                -         225,975
                                                 --------------- ---------------- ---------------- --------------- ----------------

Effect of foreign currency
  translation adjustment                                     -               -              (10)               -             (10)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Net increase (decrease) in cash and
  cash equivalents                                     (39,665)         20,750            2,798                -         (16,117)
Cash and cash equivalents at beginning
  of the period                                        272,891        (102,163)           6,987                -         177,715
Cash and cash equivalents at end                 --------------- ---------------- ---------------- --------------- ----------------
  of the period                                    $   233,226     $   (81,413)     $     9,785      $         -     $   161,598
                                                 =============== ================ ================ =============== ================





CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                     EXPRESS                            NON-
(IN THOUSANDS)                                    SCRIPTS, INC.     GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Net cash (used in) provided by
  operating activities                             $   (59,168)    $   212,991      $    14,376      $      (147)    $   168,052
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from investing activities:
  Purchase of property and equipment                   (27,241)         (9,466)            (123)               -         (36,830)
  Acquisitions and joint venture                        (3,182)              -          (16,400)               -         (19,582)
  Other                                                 (6,862)            810             (338)               -          (6,390)
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash (used in) investing activities                (37,285)         (8,656)         (16,861)               -         (62,802)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Cash flows from financing activities:
  Repayment of long-term debt                          (50,000)              -                -                -         (50,000)
  Treasury stock acquired                              (27,055)              -                -                -         (27,055)
  Proceeds from employee stock plans                    23,633               -                -                -          23,633
  Net transaction with parent                          202,443        (207,810)           5,220              147               -
                                                 --------------- ---------------- ---------------- --------------- ----------------
Net cash provided by (used in)
  financing activities                                 149,051        (207,810)           5,220              147         (53,392)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Effect of foreign currency
  translation adjustment                                     -               -             (242)               -            (242)
                                                 --------------- ---------------- ---------------- --------------- ----------------

Net increase in cash and cash equivalents               52,598          (3,475)           2,493                -          51,616
Cash and cash equivalents at beginning
  of the period                                        148,311         (98,519)           3,412                -          53,204
Cash and cash equivalents at end                 --------------- ---------------- ---------------- --------------- ----------------
  of the period                                    $   200,909     $  (101,994)     $     5,905      $         -     $   104,820
                                                 =============== ================ ================ =============== ================

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

         The following table presents income statement information about our reportable segments for the:

(IN THOUSANDS)                                PBM        NON-PBM        TOTAL
-------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Product revenues                        $ 3,284,287    $  19,166    $ 3,303,453
Service revenues                             98,312       24,433        122,745
                                        ---------------------------------------
  Total revenues                          3,382,599       43,599      3,426,198
Income before income taxes                   80,025        7,689         87,714

THREE MONTHS ENDED SEPTEMBER 30, 2001
Product revenues                        $ 2,292,827    $   2,064    $ 2,294,891
Service revenues                             74,193       12,168         86,361
                                        ---------------------------------------
  Total revenues                          2,367,020       14,232      2,381,252
Income before income taxes                   50,751        2,465         53,216

NINE MONTHS ENDED SEPTEMBER 30, 2002
Product revenues                        $ 9,182,630    $  49,527    $ 9,232,157
Service revenues                            280,552       65,196        345,748
                                        ---------------------------------------
  Total revenues                          9,463,182      114,723      9,577,905
Income before income taxes                  216,420       20,884        237,304

NINE MONTHS ENDED SEPTEMBER 30, 2001
Product revenues                        $ 6,430,950    $  20,904    $ 6,451,854
Service revenues                            233,050       34,231        267,281
                                        ---------------------------------------
  Total revenues                          6,664,000       55,135      6,719,135
Income before income taxes                  146,009        5,255        151,264


         Product revenue consists of revenues from the dispensing of prescription drugs from our mail pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, a portion of SDS services, and sampling services by our Phoenix Marketing subsidiary.

         The following table presents balance sheet information for our reportable segments as of:

(IN THOUSANDS)                   PBM            NON-PBM               TOTAL
--------------------------------------------------------------------------------
TOTAL ASSETS
September 30, 2002        $   3,024,461      $      99,605       $   3,124,066
December 31, 2001             2,437,323             62,922           2,500,245

NOTE 14 - NEW ACCOUNTING GUIDANCE

         In April 2002, FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. In rescinding FAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and FAS 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002 and will be implemented by ESI in January 2003. Implementation of FAS 145 will not have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

         In July 2002, FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which deals with issues on the accounting for costs associated with a disposal activity, was issued. FAS 146 nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" by prohibiting liability recognition based on a commitment to an exit/disposal plan. Under FAS 146, exit/disposal costs will be expensed as incurred. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         IN THIS ITEM 2, "WE," "US," "OUR" AND THE "COMPANY" REFER TO EXPRESS SCRIPTS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT INDICATES OTHERWISE. INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, AND INFORMATION THAT MAY BE CONTAINED IN OTHER FILINGS BY US WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") AND RELEASES ISSUED OR STATEMENTS MADE BY US, CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS OR INTENTIONS. SUCH FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES TO OCCUR INCLUDE, BUT ARE NOT LIMITED TO:

o RISKS ASSOCIATED WITH OUR ACQUISITIONS OF NPA AND RELATED COMPANIES AND OUR ACQUISITION OF THE BUSINESS OPERATIONS OF PHOENIX MARKETING GROUP (HOLDINGS), INC., INCLUDING INTEGRATION RISKS AND COSTS, RISKS OF CLIENT RETENTION AND REPRICING OF CLIENT CONTRACTS, AND RISKS ASSOCIATED WITH THE OPERATIONS OF ACQUIRED BUSINESSES
o RISKS ASSOCIATED WITH OUR ABILITY TO MAINTAIN INTERNAL GROWTH RATES, OR TO CONTROL OPERATING OR CAPITAL COSTS
o CONTINUED PRESSURE ON MARGINS RESULTING FROM CLIENT DEMANDS FOR LOWER PRICES, ENHANCED SERVICE OFFERINGS AND/OR HIGHER SERVICE LEVELS, AND THE POSSIBLE TERMINATION OF, OR UNFAVORABLE MODIFICATION TO, CONTRACTS WITH KEY CLIENTS OR PROVIDERS
o COMPETITION IN THE PBM INDUSTRY, AND OUR ABILITY TO CONSUMMATE CONTRACT NEGOTIATIONS WITH PROSPECTIVE CLIENTS, AS WELL AS COMPETITION FROM NEW COMPETITORS OFFERING SERVICES THAT MAY IN WHOLE OR IN PART REPLACE SERVICES THAT WE NOW PROVIDE TO OUR CUSTOMERS
o ADVERSE RESULTS IN REGULATORY MATTERS, THE ADOPTION OF NEW LEGISLATION OR REGULATIONS (INCLUDING INCREASED COSTS ASSOCIATED WITH COMPLIANCE WITH NEW LAWS AND REGULATIONS, SUCH AS PRIVACY REGULATIONS UNDER THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT (HIPAA)), MORE AGGRESSIVE ENFORCEMENT OF EXISTING LEGISLATION OR REGULATIONS, OR A CHANGE IN THE INTERPRETATION OF EXISTING LEGISLATION OR REGULATIONS
o RISKS ARISING FROM INVESTIGATIONS OF CERTAIN PBM PRACTICES AND PHARMACEUTICAL PRICING, MARKETING AND DISTRIBUTION PRACTICES CURRENTLY BEING CONDUCTED BY THE U.S. ATTORNEY OFFICES IN PHILADELPHIA AND BOSTON AND OTHER REGULATORY AGENCIES
o THE POSSIBLE LOSS, OR ADVERSE MODIFICATION OF THE TERMS, OF OUR RELATIONSHIPS WITH PHARMACEUTICAL MANUFACTURERS, OR CHANGES IN PRICING, DISCOUNT OR OTHER PRACTICES OF PHARMACEUTICAL MANUFACTURERS
o ADVERSE RESULTS IN LITIGATION, INCLUDING A PENDING CASE WHICH PURPORTS TO BE A CLASS ACTION, CHALLENGING EXPRESS SCRIPTS' BUSINESS PRACTICES UNDER THE EMPLOYEE RETIREMENT INCOME SECURITY ACT (ERISA)
o RISKS ASSOCIATED WITH THE USE AND PROTECTION OF THE INTELLECTUAL PROPERTY WE USE IN OUR BUSINESS
o RISKS ASSOCIATED WITH OUR LEVERAGE AND DEBT SERVICE OBLIGATIONS, INCLUDING THE EFFECT OF CERTAIN COVENANTS IN OUR BORROWING AGREEMENTS
o RISKS ASSOCIATED WITH OUR ABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS, SERVICES AND DELIVERY CHANNELS
o GENERAL DEVELOPMENTS IN THE HEALTH CARE INDUSTRY, INCLUDING THE IMPACT OF INCREASES IN HEALTH CARE COSTS, CHANGES IN DRUG UTILIZATION AND COST PATTERNS AND INTRODUCTIONS OF NEW DRUGS
o UNCERTAINTIES REGARDING THE IMPLEMENTATION AND THE ULTIMATE TERMS OF PROPOSED GOVERNMENT INITIATIVES, INCLUDING A MEDICARE PRESCRIPTION DRUG BENEFIT
o        INCREASE IN CREDIT RISK RELATIVE TO OUR CLIENTS DUE TO ADVERSE ECONOMIC
         TRENDS
o        RISKS ASSOCIATED WITH OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED
         PERSONNEL
o        OTHER RISKS DESCRIBED FROM TIME TO TIME IN OUR FILINGS WITH THE SEC

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

OVERVIEW

         We are one of the largest full-service pharmacy benefit management ("PBM") companies independent of pharmaceutical manufacturer ownership in North America. We provide health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. Our fully integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services, and informed decision counseling services through our Express Health LineSM division. We also provide non-PBM services which include distribution of specialty pharmaceuticals through our Express Scripts Specialty Distribution Services subsidiary ("SDS"); sampling services through our Phoenix Marketing Group subsidiary; and prior to June 12, 2001, infusion therapy services through our wholly-owned subsidiary IVTx, Inc., operating as Express Scripts Infusion Services.

         We derive our revenues primarily from the sale of PBM services in the United States and Canada. Tangible products revenue consists of revenues from the dispensing of prescription drugs from our mail pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, SDS services, and sampling services by our Phoenix Marketing subsidiary. Tangible product revenue represented 96.4% of our total revenues for the three and nine months ended September 30, 2002, compared to 96.4% and 96.0%, respectively, for the same periods last year.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We believe that certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with Note 1, "Summary of Significant Accounting Policies" and with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 8, 2002.

REVENUE RECOGNITION

PBM revenues are derived from the following sources:

         o Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from our members, are recorded when the prescription is shipped. At this time our earnings process is complete as the obligations of our customer to pay for the drugs is fixed, and due to the nature of the product, the member may not return the drugs nor receive a refund.

         o Revenues from the sale of prescription drugs by retail pharmacies in our nationwide network are recognized when the claim is processed, and exclude co-payments that our members pay to the retail pharmacy. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients' members, we include the total payments from these clients as revenue, and payments to the network pharmacy provider as cost of revenue (the "Gross Basis"). These transactions require us to assume the credit risk of our clients' ability to pay. In addition, under most of our client contracts we may realize a positive or negative margin represented by the difference between the negotiated ingredient costs we will receive from our clients and negotiated ingredient costs we will pay to our network pharmacies. If we merely administer clients' network pharmacy contracts in which we do not assume credit risk, we record only our administrative or dispensing fees as revenue (the "Net Basis") and do not realize a positive or negative margin. At the end of a period, any unbilled revenues related to the sale of prescription drugs by retail pharmacies are estimated based on the amount to be paid to the pharmacies and historical gross margin. Revenues are adjusted to actual at the time of billing.

         o We receive payments from drug manufacturers, including those relating to the administration of manufacturer rebate and discount programs. Revenues relating to these services, which include manufacturer rebates and associated administrative fees, are recognized as earned when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these revenues are not dependent upon future pharmaceutical sales. The portion of the rebate that is payable to customers is treated as a reduction from revenues. With respect to rebates that are based on market share performance, we estimate rebates receivable from pharmaceutical manufacturers on a quarterly basis based on our estimate of the number of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billing to the manufacturers has been completed. With respect to rebates that are not based on market share performance, no estimation is required because the amount is determinable when the drug is dispensed.

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

         o Our Phoenix Marketing Group subsidiary, which is one of the largest prescription drug sample fulfillment companies, shipping approximately 65 million sample units during the nine months ended September 30, 2002 and approximately 95 million sample units in 2001. Phoenix records an administrative fee for distributing samples to doctors based on orders received from pharmaceutical sales representatives.

         o Infusion therapy services through our Express Scripts Infusion Services subsidiary ("Infusion Services"). On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell substantially all of the assets of our Infusion Services business, and we discontinued our acute home infusion services.

RECEIVABLES

         Based on our revenue recognition policies discussed above, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing, typically within 30 days based on the contractual billing schedule agreed upon with the client. In addition, revenue and unbilled receivables for rebates based on market share performance are calculated quarterly based on an estimate of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and the rebate per prescription have been determined and the billing to the manufacturers has been completed.

RESULTS OF OPERATIONS

PBM GROSS PROFIT

                                     THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                 INCREASE/                               INCREASE/
(IN THOUSANDS)                        2002       DECREASE       2001           2002      DECREASE       2001
-------------------------------------------------------------------------------------------------------------------
PBM Gross Basis revenues          $   3,376,074     43.4%   $   2,354,058  $   9,447,273    42.7%   $   6,619,980
PBM Net Basis revenues                    6,525    (49.7%)         12,962         15,909   (63.9%)         44,020
                                 ----------------------------------------------------------------------------------
  Total PBM revenues                  3,382,599     42.9%       2,367,020      9,463,182    42.0%       6,664,000
Cost of PBM revenues                  3,182,688     42.9%       2,227,673      8,895,731    42.5%       6,241,169
                                 ----------------------------------------------------------------------------------
    PBM Gross Profit              $     199,911     43.5%   $     139,347  $     567,451    34.2%   $     422,831
                                 ==================================================================================


         Revenues for network pharmacy claims increased $700,698,000, or 41.5%, and $1,906,680,000, or 39.8%, respectively, during the three months and nine months ended September 30, 2002 over 2001. These increases are due to an increase in the rate of utilization of prescription drugs by members, the acquisition of National Prescription Administrators, Inc. ("NPA"), higher drug ingredient costs and a higher mix of clients utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the client. The increase in drug ingredient costs is primarily attributable to increases in the average wholesale price index that is used to calculate payments due to pharmacies and payments due from clients. We anticipate these increases will continue to benefit gross profit in future quarters. Network pharmacy claims processed increased 26.3% to 88,869,000 during the third quarter of 2002 over 2001 and 21.8% to 260,591,000 during the nine months ended September 30, 2002 over 2001. Excluding NPA, network pharmacy claims processed increased 11.6% and 12.2%, respectively, for the three and nine months ended September 30, 2002.

         The average revenue per network pharmacy claim increased 12.0% to $26.89 and 14.8% to $25.69, respectively, over the three and nine months ended September 30, 2001 due to higher drug ingredient costs, and a higher mix of clients utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the client. As previously discussed under "--Overview", we record the associated revenues for clients utilizing our retail pharmacy networks on the Gross Basis; therefore, this shift to our retail pharmacy networks results in increased Gross Basis revenues (and corresponding cost of revenues) and revenue per claim. As expected, we saw a higher mix of clients on the Gross Basis in 2002 due to the loss of a large Net Basis client at the beginning of 2002.

         Revenues for mail pharmacy services and mail pharmacy claims processed increased $321,035,000, or 48.5%, and 1,632,000, or 30.2%, respectively, for the third quarter of 2002 over 2001. Revenues for mail pharmacy services and mail pharmacy claims processed increased $895,877,000, or 48.8%, and 5,263,000, or 35.6%, respectively, for the first nine months of 2002 over 2001. These increases are primarily due to increased rate of utilization of prescription drugs by members, the acquisition of NPA and higher drug ingredient costs. For the three and nine months ended September 30, 2002, the average revenue per mail pharmacy claim increased 14.1% and 9.7%, respectively, over 2001 primarily due to higher drug ingredient costs. Excluding NPA, mail pharmacy claims processed increased 13.5% and 24.3%, respectively, for the three and nine months ended September 30, 2002.

         Our cost of revenues for PBM services increased 42.9% in the third quarter of 2002 over 2001 and 42.5% in the first nine months of 2002 over 2001 primarily as a result of the increase in PBM revenues. The increase for the nine months ended September 30, 2002 was partially offset by the renegotiation of a contract with a large client, in which we eliminated a contract pricing reserve, resulting in a non-recurring, non-cash decrease in cost of revenues of approximately $15 million in the first quarter of 2002. The PBM cost of revenues grew slightly faster than revenues in the first nine months of 2002 as a result of a larger percentage of our clients being recorded on the Gross Basis, for which we record the drug ingredient cost in cost of revenues (see further discussion under "--Overview").

         We have been successful in offsetting margin pressure caused by lower pricing on administrative fees and other clinical programs with higher profits from increased utilization of our mail service pharmacies, improved formulary compliance and increased utilization of generic drugs, and we expect these trends to continue. Our PBM gross profit increased $60,564,000, or 43.5% over the third quarter of 2001 and $144,620,000, or 34.2% over the first nine months of 2001. A portion of these increases was due to the acquisition of NPA, the increase in the average wholesale price index and the renegotiation of a contract with a large client in the first quarter of 2002, discussed above.

NON-PBM GROSS PROFIT

                                     THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                 INCREASE/                               INCREASE/
(IN THOUSANDS)                        2002       DECREASE       2001           2002       DECREASE       2001
-------------------------------------------------------------------------------------------------------------------
Non-PBM revenues                  $      43,599    206.3%   $      14,232  $     114,723    108.1%   $      55,135
Non-PBM cost of revenues                 32,048    251.2%           9,126         83,951    119.0%          38,330
                                 ----------------------------------------------------------------------------------
    Non-PBM gross profit          $      11,551    126.2%   $       5,106  $      30,772     83.1%   $      16,805
                                 ==================================================================================

         The increase in revenue for non-PBM services in the three months and nine months ended September 30, 2002 over 2001 is primarily due to the additional volume in SDS, including the sample card programs we administer for certain manufacturers, where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues. We also began recording revenues from Phoenix after the acquisition was completed on February 25, 2002. The increase for the nine months ended September 30, 2002 was partially offset by the discontinuance of our acute home infusion services revenue-generating activities on June 12, 2001.

         Gross profit from non-PBM services increased 126.2% and 83.1%, respectively, for the three months and nine months ended September 30, 2002 over 2001, reflecting mainly the increased volume in SDS and the addition of Phoenix. The percentage increase in non-PBM costs of revenues grew faster than the percentage increase in revenues due the additional volume in the sample card program (discussed above), where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues and costs of revenues. The percentage increase in the non-PBM cost of revenues was partially offset by Phoenix, which does not purchase samples from the manufacturers, but records an administrative fee for distributing samples to doctors based on orders received from pharmaceutical sales representatives. In addition, the acute home infusion service, which was discontinued last year, was less profitable than our SDS business.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased $27,940,000, or 33.2%, in the third quarter of 2002 over 2001, and $63,250,000, or 23.7% for the first nine months of 2002 over 2001 due in part to the acquisition of NPA and Phoenix, and costs incurred during the integration of NPA and Phoenix ($557,000 and $1,534,000 during the three and nine months ended September 30, 2002, respectively). These increases were also partially due to expenditures required to expand operational and administrative support functions in order to enhance management of the pharmacy benefit. Additionally, we continually review the useful lives of assets that support our claims processing system and other technologies. Depreciation expense increased in the first half of 2002 as useful lives were shortened due to the continued progress of our integration to one adjudication platform and the deployment of new technologies. In addition, we established the Express Scripts Foundation (the "Foundation"), an independent charitable foundation, in 2001. The Foundation was established primarily to support healthcare and educational causes. During the first nine months of 2002, we contributed $12 million to the Foundation. See "--Liquidity And Capital Resources".

         These increases were partially offset by the adoption of FAS 142, which eliminates goodwill amortization. A total of $8,910,000 ($6,543,000 after tax) and $26,724,000 ($19,625,000 after tax) of goodwill was amortized in the third quarter and the nine months ended September 2001, respectively. Excluding depreciation and amortization, selling, general and administrative expenses were 3.1% of total revenue for the three months ended September 30, 2002 compared to 2.9% last year, and 3.0% for the nine months ended September 30, 2002 compared to 3.3% last year.

OTHER (EXPENSE) INCOME

         On February 22, 2001, we announced that we entered into an agreement with AdvancePCS and Medco Health Solutions, Inc. (formerly, "Merck-Medco, L.L.C.") to form RxHub. RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. The company is designed to operate as a utility for the exchange of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years with approximately $8.7 million invested to date through September 30, 2002. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub's results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub's loss for the three and nine months ended September 30, 2002 was $1,224,000 ($761,000 net of tax) and $3,294,000 ($2,046,000 net of tax), respectively, compared to $435,000 ($272,000 net of tax) and $1,093,000 ($679,000 net of tax) for the three and nine months ended September 30, 2001, respectively. These amounts have been recorded in other (expense) income in our Unaudited Consolidated Statement of Operations.

         The $3,782,000, or 57.5%, increase in net interest expense for the third quarter of 2002 over 2001 and $7,096,000, or 34.3% increase for the nine months ended September 30, 2002 is primarily due to the additional debt incurred during the second quarter of 2002 to finance the NPA acquisition.

PROVISION FOR INCOME TAXES

         Our effective tax rate decreased to 38.5% for the third quarter of 2002 from 38.8% in 2001 and decreased to 38.2% for the first nine months of 2002 from 39.9% in 2001. These decreases are due primarily to the adoption of FAS 142 in which we no longer amortize goodwill, a portion of which was non-deductible.

NET INCOME AND EARNINGS PER SHARE

         Net income before extraordinary items increased $21,374,000, or 65.6%, and $55,720,000 or 61.3%, respectively, for the three and nine months ended September 30, 2002 over 2001. During the third quarter, we recorded an extraordinary charge of $495,000, net of tax, due to the write off of deferred financing fees on the prepayment of debt (see "--Liquidity and Capital Resources").

         Our net income increased $21,251,000, or 66.0%, and $55,597,000, or
61.4%, respectively, for the three months and nine months ended September 30, 2002 over 2001. Basic and diluted earnings per share increased 68.3% and 67.5%, respectively, for the third quarter of 2002 over 2001, and 61.2% and 61.9%, respectively, for the nine months ended September 30, 2002 over 2001. Reflecting the application of FAS 142 in 2001, our net income increased $14,708,000, or 38.0% for the third quarter of 2002 over 2001, while basic and diluted earnings per share increased 40.8% and 39.6%, respectively. Reflecting the application of FAS 142 in 2001, our net income increased $35,972,000, or 32.7%, for the first nine months of 2002 over 2001, while basic and diluted earnings per share increased 32.6% and 33.6%, respectively.

         We account for employee stock options in accordance with APB 25 and have not recognized compensation expense for options granted. Had we accounted for stock options in accordance with FAS 123 and recognized compensation expense based on the fair value of options determined on the grant date, pro forma net income for the three and nine months ended September 30, 2002 would have been $51,149,000, or $0.64 per diluted share and $138,524,000 or $1.74 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

         During the first nine months of 2002, net cash provided by operations increased $118,912,000 to $286,964,000 from $168,052,000 in 2001. This increase is primarily due to increased cash earnings, working capital improvements, and the acquisition of NPA. In addition, net cash provided by operations for the first half of 2001 was negatively impacted by the termination of a large contract in late 2000, which resulted in the payment of the remaining liabilities in the first and second quarters of 2001.

         As a percent of accounts receivable, our allowance for doubtful accounts was 3.9% and 2.7% at September 30, 2002 and December 31, 2001, respectively. This increase is primarily due to certain customers who are experiencing financial difficulties in the current economy.

         We established the Express Scripts Foundation, an independent charitable foundation, in 2001. During the first nine months of 2002, we contributed $12 million to the Foundation, which was recorded as selling, general and administrative expense. The Company has no commitment to make future contributions to the Foundation; any future contributions will be funded from operating cash flow.

         Our capital expenditures for the nine months ended September 30, 2002 decreased $4,358,000 or 11.8% from 2001. In order to manage growth, we will begin working on a capital project to renovate and expand our Tempe mail order facility during the fourth quarter of 2002. A significant portion of the work will be performed during the fourth quarter of 2002 and the first quarter of 2003 and capital expenditures for the project are expected to range from $18 million to $24 million. We also expect to continue to invest in technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

         During the second quarter of 2002, the Department of Defense (DoD) TRICARE Management Activity selected Express Scripts to provide mail pharmacy services for the TRICARE Program. The new five-year contract, which will become operational at the beginning of March 2003, covers nearly 9 million United States Armed Forces personnel and dependents worldwide. In preparation for this new contract, we will incur operating expenses, working capital expenditures and capital expenditures during the fourth quarter of 2002 and first quarter of 2003, including the purchase of $15 million to $20 million of additional inventory. We anticipate that such expenditures will be funded from operating cash flow.

         In December 2000, the Department of Health and Human Services issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996, which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We will be required to comply with certain aspects of the regulations. We have established a plan and a process for implementing all necessary changes to our business operations by the statutory compliance date of April 2003. We believe compliance with these regulations will have a significant impact on our business operations. We have completed an assessment of the costs we will incur in complying with these regulations and do not believe they will be material to our results of operations, financial position and/or cash flow from operations.

STOCK REPURCHASE PROGRAM

         As of September 30, 2002, we have repurchased a total of 5,081,000 shares of our common stock under the stock repurchase program that we announced on October 25, 1996. As of September 30, 2002, approximately 3,360,000 shares have been reissued in connection with employee compensation plans. In July 2002, our Board of Directors authorized an increase in our stock repurchase program from 6,500,000 shares to 10,000,000 shares. There is no limit on the duration of the program. Additional common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

ACQUISITIONS

         On April 12, 2002, we completed the acquisition of NPA, a privately held full-service pharmacy benefit manager, for a nominal purchase price of approximately $513 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and transaction costs. The purchase price was subsequently reduced to $489 million as a result of the receipt of a $23.8 million working capital purchase price adjustment during the third quarter. The $489 million purchase price has not been reduced to reflect a further anticipated working capital adjustment of $16.1 million, which has been recorded as a receivable, and is included in other current assets. The transaction was accounted for under the provisions of FAS 141, "Business Combinations," and FAS 142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $76,290,000 and non-competition agreements in the amount of $2,860,000, which are being amortized using the straight-line method over the estimated useful lives of 20 years and 5 years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $417,403,000, which is not being amortized.

         The acquisition of NPA was funded with the proceeds of a new $325 million Term B loan facility, $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million when issued), and $25 million in borrowings under our revolving credit facility. We plan to file an Internal Revenue Code Section 338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible. We estimate this election will provide a tax benefit to us of approximately $85 million on a present value basis. In addition, we borrowed an additional $75 million under our revolving credit facility to fund post-closing working capital requirements of NPA.

         On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix , a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. Phoenix is one of the largest prescription drug sample fulfillment companies, shipping approximately 65 million sample units during the nine months ended September 30, 2002 and approximately 95 million sample units in 2001. The acquisition has been accounted for under the provisions of FAS 141 and FAS 142. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $4,000,000 and non-competition agreements in the amount of $180,000 which are being amortized using the straight-line method over the estimated lives of eight years and four years, respectively, and trade name in the amount of $1,700,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets acquired was preliminarily allocated to goodwill in the amount of $22,106,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

         On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d'autorisation et de paiement des services de sante, Inc. ("CAPSS"), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which was accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in our consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of the purchase price over tangible net assets acquired was allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 (at the March 1, 2001 exchange rate), which are being amortized using the straight-line method over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000 (at the March 1, 2001 exchange rate), which effective January 1, 2002 is no longer being amortized.

         We regularly review potential acquisitions and affiliation opportunities. We believe that available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2002 or thereafter, other than our previously announced acquisitions of Phoenix and NPA.

BANK CREDIT FACILITY

         We have a credit facility with a commercial bank syndicate consisting of $55 million of Term A loans and a $150 million revolving credit facility, of which nothing is outstanding at September 30, 2002. During the third quarter of 2002, we repaid $50 million of the Term A loans and $35 million under the revolving credit agreement. As a result of the $50 million prepayment of our Term A Loans noted above, we recorded an extraordinary charge during the third quarter of 2001 for the write off of deferred financing fees in the amount of $495,000, net of tax. The Term A loans and the revolving credit facility mature on March 31, 2005. The capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., have been pledged as collateral for the credit facility.

         Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates ("LIBOR") or base rate options. Using a LIBOR spread, the Term A loans have an interest rate of 3.09% on September 30, 2002. The credit facility contains covenants that limit the indebtedness we may incur, dividends paid and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($150,000,000 at September 30, 2002). At September 30, 2002, we are in
compliance in all material respects with all covenants associated with the credit facility.

         To fund the acquisition of NPA, we amended our existing credit facility to add a $325 million Term B loan. The Term B loan has a maturity of six years and will amortize 1% in years one through four, 25% in year five and 71% in year six. Interest will be payable quarterly on an interest rate spread of 200 basis points based on several LIBOR or base rate options, and had a weighted average interest rate of 4.13% on September 30, 2002. The Term B loan is secured on the same basis as our existing credit facility. In addition, the lenders approved the amendment of certain covenants, relating to restricted junior payments and asset sales, and a provision enabling a future accounts receivable securitization facility.

         To alleviate interest rate volatility on our Term A and Term B loans, we have entered into interest rate swap arrangements, which are discussed in "--Market Risk" below.

BONDS

         In June 1999, we issued $250 million of 9 5/8% Senior Notes due 2009, which require interest to be paid semi-annually on June 15 and December 15. As of September 30, 2002, $239,885,000 of Senior Notes remains outstanding. The Senior Notes are callable at specified rates beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than PPS, Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The Senior Notes have covenants that limit the indebtedness we may incur, dividends paid, and the amount and the sale of assets and subsidiary stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table sets fourth our schedule of current maturities of our long-term debt, excluding the deferred interest rate swap gain of $498,000 at September 30, 2002, and future minimum lease payments due under noncancellable operating leases (in thousands):

                                                    Current Maturities         Future Minimum
             Year Ended December 31,                Of Long-term Debt          Lease Payments
-----------------------------------------------------------------------------------------------
2002 (reflects October 2002 to December 2002)        $             -          $      4,171
2003                                                            3,250               16,382
2004                                                            3,250               16,253
2005                                                           58,250               16,055
2006                                                            3,250               14,443
Thereafter                                                    552,386               27,153
                                                    -------------------------------------------
                                                     $        620,386         $     94,457
                                                    ===========================================

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

         FAS 142 requires goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we completed our first impairment test under FAS 142 during the second quarter of 2002, and did not incur an impairment charge. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation or the initial adoption of FAS 142, which would be recorded as a change in accounting principle).

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

         In April 2002, FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. In rescinding FAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and FAS 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002 and will be implemented by ESI in January 2003. Implementation of FAS 145 will not have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

         In July 2002, FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which deals with issues on the accounting for costs associated with a disposal activity, was issued. FAS 146 nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" by prohibiting liability recognition based on a commitment to an exit/disposal plan. Under FAS 146, exit/disposal costs will be expensed as incurred. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

IMPACT OF INFLATION

         Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals, and accordingly we have been able to recover price increases from our clients under the terms of our agreements.

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

         As of September 30, 2002, we have one swap agreement to fix the variable interest rate payments on approximately $89 million of our debt under our credit facility. Under this swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $89 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will increase to $100 million in October 2002 before reducing to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005.

         Our present interest rate swap agreement is a cash flow hedge under which we agree to pay a fixed rate of interest, which hedges against changes in the amount of future cash flows associated with our variable rate interest obligations. Accordingly, the fair value of our swap agreement is reported on the balance sheet in other liabilities ($6,507,000 pre-tax at September 30, 2002) and the related gains or losses on these agreements are deferred in stockholders' equity as a component of other comprehensive income (a $4,032,000, net of taxes reduction at September 30, 2002). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the three and nine months ended September 30, 2002 and 2001, the gains and losses on the ineffective portion of our swap agreement were not material to our consolidated financial statements.

         On October 1, 2002, we entered into a swap agreement to fix the variable rate interest payments on an additional $50 million of debt under our credit facility. Under this swap agreement, which matures September 30, 2003, we agree to receive a variable rate of interest on the notional principal amount of $50 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 1.66% per annum.

         Interest rate risk is monitored on the basis of changes in the fair value and a sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at September 30, 2002 would have caused the fair value of the swap to change by $134,000, resulting in a liability with a fair value of $6,641,000.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Response to this item is included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above.

ITEM 4.       CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting them to any material information that is required to be disclosed by us in reports that we file with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.       LEGAL PROCEEDINGS

         The Company is a defendant in MINSHEW V. EXPRESS SCRIPTS, No. Civ. 01 - 2412 PHX MHM (D.Az.). On December 12, 2001, this purported class action lawsuit was filed by Gerald R. Minshew in the United States District Court for the District of Arizona. On May 21, 2002, a substantially identical case, VOUGHT V. EXPRESS SCRIPTS, No. Civ. 02 - 0949 PHX MHM (D.Az.), which does not purport to be a class action, was filed in the same court. The MINSHEW and VOUGHT complaints assert that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violate fiduciary duties that we allegedly owe to certain of our clients. The purported class in the MINSHEW case consists of health benefit plans that are self-funded by an employer client. The complaint seeks money damages and injunctive relief on behalf of this class of health plans. We believe the complaints are without merit and will vigorously defend them. The company's motion to transfer the MINSHEW case to The Federal District Court for the Eastern District of Missouri was granted on September 19, 2002. A motion to transfer the VOUGHT case is pending. Although the ultimate outcome of these cases is uncertain, a determination adverse to us could result in changes in our business practices with respect to our formulary and rebate programs and our retail pharmacy network contracting, and/or an award of money damages, either of which could have a material adverse effect on our results of operations, financial position and/or cash flow from operations.

         On August 6, 2002, Express Scripts received a subpoena duces tecum issued by the Defense Criminal Investigative Service ("DCIS") of the Office of Inspector General of the Department of Defense. This subpoena sought information pertaining to the purchase of Lipitor, a cholesterol-reducing drug, from Parke-Davis, Incorporated, Warner Lambert Company and Pfizer, Inc. for sale to the TRICARE program, a Department of Defense health care program. The Company has been advised by DCIS that it is no longer necessary for the Company to respond to this subpoena. The Company has not produced any documents pursuant to this subpoena.

         On October 29, 2002, a case styled BAUER V. EXPRESS SCRIPTS, Case No. 2002CV60672, was filed in the Superior Court of Fulton County, Georgia. The case is a putative class action, seeking damages on behalf of individuals allegedly damaged monetarily due to the classification of tamoxifen, a drug primarily used to treat breast cancer, as a brand drug rather than as a generic. The Company is investigating the allegations in the complaint, and intends to defend the suit vigorously.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.  See Index to Exhibits on page 20.
              --------

         (b)  REPORTS ON FORM 8-K.
              -------------------

                  (i) On July 26, 2002, we filed a Current Report on Form 8-K, dated July 26, 2002, under Items 5, 7 and 9, regarding a press release we issued concerning our second quarter 2002 financial performance.

                  (ii) On August 13, 2002, we filed a Current Report on Form 8-K, dated August 13, 2002, under Item 5, regarding a press release we issued concerning a subpoena duces tecum issued by the Defense Criminal Investigative Service of the Office of Inspector General of the Department of Defense, and Item 9, regarding the certifications pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) that was delivered to the Securities and Exchange Commission.

                  (iii) On August 13, 2002, we filed a Current Report on Form 8-K, dated August 13, 2002, under Item 5, regarding a press release we issued concerning a subpoena duces tecum issued by the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXPRESS SCRIPTS, INC.
                                         (Registrant)



Date:    November 14, 2002              By:  /s/ Barrett A. Toan
                                             ---------------------------
                                         Barrett A. Toan, Chairman of the Board,
                                         and Chief Executive Officer



Date:    November 14, 2002              By:  /s/ George Paz
                                             ---------------------------
                                         George Paz, Senior Vice President and
                                         Chief Financial Officer

I, Barrett A. Toan, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Express Scripts, Inc.;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002



                                     /s/ Barrett A. Toan
                                    -------------------------------------------
                                     Barrett A. Toan, Chairman of the Board and
                                               Chief Executive Officer

I, George Paz, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Express Scripts, Inc.;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002



                                    /s/ George Paz
                                    -------------------------------------------
                                       George Paz, Senior Vice President and
                                              Chief Financial Officer

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

4.4 Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

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

99.1b Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

99.2b Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

-----------------------
 a The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.

b        Filed herein.