Form 10-K
period 2002-12-31
EXPRESS SCRIPTS INC
filed 2003-04-01
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	43-1420563
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
13900 RIVERPORT DR., MARYLAND HEIGHTS, MISSOURI	63043 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (314) 770-1666

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  X  No ___

         The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 28, 2002, was $3,161,331,996 based on 62,047,733 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $50.95 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of February 28, 2003:        77,995,700 Shares

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2003 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2002.

        Incorporated by reference in this Annual Report on Form 10-K, and information that may be contained in our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain forward looking statements. Please refer to a discussion of our forward looking statements and associated risks in “Item 1 —Forward Looking Statements and Associated Risks” in this Annual Report on Form 10-K.

PART I

THE COMPANY

Item 1 — Business

Industry Overview

        Prescription drugs are playing an ever-greater role in healthcare and today constitute the first line of treatment for many medical conditions. This trend shows no sign of reversing. In fact, as pharmaceutical research opens the potential for even more effective drugs, demand can be expected to increase. For millions of people, prescription drugs equate to the hope of improved health and quality of life. At the same time, rising prescription drug costs are gradually shaping one of the most persistent challenges of our time. Even as pharmaceutical development opens new paths to better healthcare, we confront the possibility that high costs may deny access to the newest therapies.

        Prescription drug costs, the fastest growing component of health care costs in the United States, accounted for approximately 10% of U.S. health care expenditures in 2001 and are expected to increase to about 14.2% in 2010 according to U.S. Centers for Medicare & Medicaid (“CMS”) estimates. Based upon information included in our 2001 Annual Drug Trend report, described below under “—Clinical Support”, annual per member drug spending rose 16.9% from $506.63 in 2000 to $592.05 in 2001 and we estimate that per member drug spending will grow at an annual rate of 14.2% between 2001 and 2006. In response to cost pressures being exerted on health benefit providers such as HMOs, health insurers, employers and unions, pharmacy benefit management (“PBM”) companies develop smart, innovative strategies to help keep vital, high-quality medications affordable.

        Working behind the scenes, PBMs have played an increasingly crucial role in helping health benefit providers address access and affordability concerns resulting from rising drug costs. PBMs affect the cost of the drug benefit provided to members by performing the following functions:

  evaluating drugs for price, value and efficancy in order to assist clients in selecting the most cost-effective formulary;
  leveraging volume to deliver discounts to clients;
  promoting the use of generics and low-cost brands; and
  offering cost-effective mail pharmacy services for appropriate drugs which results in drug-cost savings for plan sponsors and co-payment savings for members.

PBMs, like us, work with clients, manufacturers, pharmacists and physicians to increase efficiency in the drug distribution chain, to manage costs in the pharmacy benefit, and to improve members’ health outcomes and satisfaction.

        PBMs coordinate the distribution of outpatient pharmaceuticals through a combination of benefit management services, including retail drug card programs, mail pharmacy services and formulary management programs. PBMs emerged during the late 1980s by combining traditional pharmacy claims processing and mail pharmacy services to create an integrated product offering to manage the prescription drug benefit for payers. The four largest PBMs, which includes us, account for approximately 55% of U.S. outpatient prescription volume. Some PBMs have broadened their service offerings to include disease management programs, compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and specialty distribution services.

Company Overview

         We are one of the largest PBM in North America and our mission is to make the use of prescription drugs safer and much more affordable for our clients and their members. We are independent from pharmaceutical manufacturer ownership, and believe our independence is important as it allows us to make unbiased formulary recommendations to our clients, balancing both clinical efficacy and cost. We provide a full range of pharmacy benefit management services, including retail drug card programs, mail pharmacy services, drug formulary management programs and other clinical management programs for approximately 16,000 client groups that include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. As of January 1, 2003, some of our largest clients include United HealthCare Insurance Company which manages the AARP Pharmacy Service, Blue Cross Blue Shield of Massachusetts, Blue Shield of California, Mutual of Omaha, the State of Georgia, Mid Atlantic Medical Services Inc., Group Health Incorporated and effective, March 2003, the Department of Defense (“DoD”) TRICARE Management Activity.

        Our PBM services include:

  network pharmacy management
  mail pharmacy services
  benefit design consultation
  drug utilization review
  formulary management programs
  disease management
  medical and drug data analysis services
  compliance and therapy management programs for our clients medical information management services
  informed decision counseling services through our Express Health LineSM division

        Our non-PBM services include:

  distribution of pharmaceuticals requiring special handling or packaging through our wholly owned subsidiary, Express Scripts Specialty Distribution Services, Inc.
  distribution of sample units to physicians and verification of practitioner licensure prior to sample distribution through our wholly owned subsidiary, Phoenix Marketing Group, LLC

        Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, mail pharmacy services and specialty distribution services. In 2002, 2001 and 2000, revenues from the delivery of prescription drugs to our members represented 96.5%, 95.9% and 94.4% of our total revenues, respectively. Revenues from services, such as the administration of some clients’ retail pharmacy networks, the sale of informed decision counseling services, sample distribution services and certain services provided by our specialty distribution subsidiary comprised the remainder of our revenues.

        Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through nine mail pharmacy service centers that we operate out of leased and owned facilities. More than 56,000 retail pharmacies, representing more than 99% of all United States retail pharmacies, participate in one or more of our networks. In 2002, we processed 354.9 million network pharmacy claims and 27.2 million mail pharmacy prescriptions. We also processed 3.1 million specialty distribution prescriptions.

        We were incorporated in Missouri in September 1986, and were reincorporated in Delaware in March 1992. Our principal executive offices are located at 13900 Riverport Drive, Maryland Heights, Missouri 63043. Our telephone number is (314) 770-1666 and our web site is www.express-scripts.com. We make available, through our website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us).

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

  retail network pharmacy administration
  mail pharmacy services
  benefit plan design consultation
  formulary administration and compliance
  electronic point-of-sale claims processing
  drug utilization review
  therapy management services such as prior authorization, therapy guidelines, step therapy protocols and formulary management interventions sophisticated management information reporting and analytic services outcomes assessments
  informed decision counseling
  drug information through our DrugDigest.org and express-scripts.com websites

         We consult with our clients to assist them in selecting plan design features which promote member behavior toward client desired results. These features include mandatory mail and generic programs. Some clients receive less of a discount on pricing at the retail pharmacy network or mail pharmacy in exchange for receiving all or a larger share of the pharmaceutical manufacturer rebates. Other clients receive a greater discount on pricing at the retail pharmacy network or mail pharmacy in exchange for our retention of a larger share of the pharmaceutical manufacturer rebates. We are flexible to our clients desire to ensure our financial interests are aligned with theirs and their members.

         During 2002, 98.6% of our revenues were derived from PBM services, compared to 98.3% and 96.8% during 2001 and 2000, respectively. The number of retail pharmacy network claims processed and mail pharmacy claims processed increased to 354.9 million and 27.2 million claims, respectively, in 2002, from 113.2 million and 7.4 million claims, respectively, in 1998. During 2001 and 2000, excluding United HealthCare (“UHC”), we processed 294.0 million and 241.8 million retail pharmacy network claims, respectively, and 20.5 million and 15.2 million mail pharmacy claims, respectively. We exclude the UHC claims because notice of termination of that contract had already been given when we acquired Diversified Pharmaceutical Services (“DPS”) in April 1999. The contract with UHC expired on May 31, 2000 and we provided transitional services to UHC throughout 2000. During 2000 we processed 57.8 million UHC retail pharmacy network claims.

        Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, we negotiate with pharmacies to discount the price at which they will provide drugs to members. We manage seven nationwide networks in the United States that are responsive to client preferences related to cost containment and convenience of access for members. We also manage networks of pharmacies that are customized for and under direct contract with specific clients. We manage one nationwide network in Canada.

        All retail pharmacies in our pharmacy networks communicate with us online and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified member and prescription data elements in an industry-standard format through our systems, which process the claim and respond to the pharmacy, typically within a second. The electronic processing of the claim involves:

  confirming the member’s eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage performing a concurrent drug utilization review and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage updating the member’s prescription drug claim record
  if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed informing the pharmacy of the copayment amount to be collected from the member based upon the client’s plan design

        Mail Pharmacy. We operate nine mail pharmacies, located in Maryland Heights, Missouri; Albuquerque, New Mexico; Bensalem, Pennsylvania; Harrisburg, Pennsylvania; Horsham, Pennsylvania; East Hanover, New Jersey, Troy, New York and two in Tempe, Arizona. These pharmacies provide members with convenient access to maintenance medications and enable our clients and us to manage drug costs through operating efficiencies and economies of scale. In addition, through our mail service pharmacies we are directly involved with the prescriber and member, and are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks.

        Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:

  financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, flat dollar or percentage of prescription cost co-payments, deductibles or annual benefit maximum generic drug substitution incentives
  incentives or requirements to use only network pharmacies or to order certain maintenance drugs (i.e. therapies for diabetes, high blood pressure, etc.) only by mail reimbursement limitations on the amount of a drug that can be obtained in a specific period

The client’s benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and enables our clients and us to monitor the financial performance of the plan.

        Formulary Development, Compliance and Therapy Management. Formularies are lists of drugs for which coverage is provided under the applicable plan. We have over ten years of formulary development expertise and an extensive clinical pharmacy department.

        Our foremost consideration in the formulary development process is the clinical appropriateness of the drug. In developing formularies, we first perform a rigorous therapeutic assessment of the drug’s clinical effectiveness. After the clinical recommendation is made, it is evaluated on an economic basis. No drug is added to the formulary until it is approved by our National Pharmacy & Therapeutics Committee – a panel composed of seventeen independent physicians. This panel does not consider any information regarding the discount or formulary fee arrangement that might be negotiated with the manufacturer in making its clinical recommendation. This is designed to ensure that the clinical recommendation is not affected by the purchasing arrangement.

        We administer a number of different formularies for our clients that identify preferred drugs whose use is encouraged through various benefit design features. Historically, many clients have selected a plan design that includes an open formulary in which all drugs are covered by the plan. Increasingly, clients are selecting either restricted formularies (in which various financial or other incentives exist for the selection of preferred drugs over their non-preferred counterparts), or closed formularies (in which benefits are available only for drugs listed on the formulary). In 2002, about 49% of all claims fell into the restricted or closed categories compared to 41% for 2001 and 38% for 2000. Formulary preferences can be encouraged:

  by restricting the formulary through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-preferred drug through prescriber education programs, in which we or the managed care client actively seek to educate the prescribers about the formulary preferences through our drug choice management program, which actively promotes lower cost therapeutic and generic interchanges to clinically appropriate cost-effective products in order to reduce drug costs

         Once the formulary has been developed, our clients can participate in one of the rebate arrangements we offer. The level of participation, with respect to the sharing of rebates, within our rebate programs varies by client (see “Products and Services – Pharmacy Benefit Management Services – Overview”). In situations where we share rebates with clients they have a contractual right to audit our determination of their rebate share to ensure they have received the amount to which they are entitled.

         We have two different types of rebate contracts with pharmaceutical manufacturers. The rebates paid by pharmaceutical manufacturers under both types of contract are a function of the brand drugs dispensed to our clients’ members in our retail pharmacy networks and from our mail order pharmacies. The contracts primarily differ in the manner in which the rebates are calculated.

        The first type of rebate contract is called the “preferred savings grid” (“PSG”) program. Under the PSG program, rebates are based on the characteristics of the formulary design selected by the client. The second type of rebate contract is called the “market share” program. The market share program is substantially the same as the PSG program except we negotiate with manufacturers for rebates to be paid based upon the overall market share of the brand drugs sold by those manufacturers. In both cases manufacturers pay us administrative fees for certain services we perform in administering the formulary program.

        We also provide formulary compliance services to our clients. For example, if a doctor has not prescribed the preferred drug on a client formulary, we notify the pharmacist through our claims processing system. The pharmacist may then contact the doctor to attempt to obtain the doctor’s consent to change the prescription to the preferred product. In addition, for those clients that choose to enroll in our drug choice management program, we may contact the physician. The doctor has the final decision-making authority in prescribing the medication. The doctor will consider the recommended substitution in light of the patient’s medical history and approve or deny the substitution.

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

        Currently, we receive funding from pharmaceutical manufacturers in support of certain programs, such as our drug choice management program and our therapy adherence program. Such programs support our clients’ formulary choices. When we receive manufacturer support for these programs, we disclose in our program communications that one or more manufacturers have provided financial support for the program. We have been phasing out manufacturer funding for these programs, and such funding will be completely phased out by October 1, 2003. We will continue to provide formulary support programs without this targeted manufacturer funding.

        Information Reporting and Analysis and Disease Management Programs. Through the use of sophisticated information and reporting systems we are better able to manage the prescription drug benefit. We can analyze prescription drug data to identify cost trends and budget for expected drug costs, assess the financial impact of plan design changes and assist clients in identifying costly utilization patterns through an online prescription drug decision support tool called ProActSM.

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

        We offer a tiered approach to member education and wellness, starting with information provided through our Internet site, followed by mailed educational interventions, followed by our intensive one-on-one registered nurse counseling. We support our enrolled patients by offering access to clinical professionals 24 hours a day, 7 days a week. The programs include providing patient profiles directly to their physicians, as well as outcome measurements with regard to clinical, personal and economic impacts of the programs.

        Electronic Claims Processing System. Our electronic claims processing system enables us to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can alert the pharmacist to generic substitution and therapeutic intervention opportunities as well as formulary compliance issues, or administer prior authorization and step-therapy protocol programs at the time a claim is submitted for processing. Our claims processing system also creates a database of drug utilization information that can be accessed both at the time the prescription is dispensed and also on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit.

        Consumer Health and Drug Information. In the summer of 1999, we launched www.DrugDigest.org, a consumer health information website that provides a comprehensive source of non-commercial, evidence-based drug information both for the public and for our clients’ members. The information on DrugDigest is supplied by licensed doctors of pharmacy from leading academic institutions, our staff physicians, medical editors who review the materials for accuracy and timeliness, and other respected health information sources. DrugDigest’s comprehensive portfolio of consumer-friendly drug information includes an interactive drug interaction checker, an interactive drug side effect comparison tool, instructional videos for drug administration, drug comparison charts to compare different drugs (including generics) used to treat the same health condition as well as other information useful in helping our clients’ members and the public make informed medication decisions. During 2002, DrugDigest has added a “Senior Corner,” containing helpful information for seniors and has added clinical offerings, disease care pathways and health risk assessments, which help consumers learn about their conditions and participate in their own care by giving them the information needed to initiate a conversation with their doctor about these conditions.

A number of DrugDigest’s features were adapted to be more fully integrated into the Express-Scripts.com member website, including drug monographs, drug comparisons, the interaction and side effect checkers, and the health condition information. Direct access to DrugDigest’s information through Express-Scripts.com gives our clients’ members relevant, personalized information based on their current medications and prescription history. In addition, members have access to interactive tools, including the ability to check drug interactions and compare side effects for all of the drugs in their prescription history. DrugDigest’s incorporation into the member portal helps members effectively manage their drug therapies with a more personalized version of DrugDigest that includes information about their enrollment benefits and drug costs.

Non-PBM Services

        In addition to PBM services, we also provide certain non-PBM services including specialty distribution services, prescription drug sample fulfillment services (beginning in February 2002) and until June 2001, outpatient infusion therapy to our clients. In 2002, we filled 3.1 million specialty distribution prescriptions, compared to 1.9 million in 2001 and 1.1 million in 2000. During 2002, 1.2% of our revenues were derived from non-PBM services, compared to 0.8% and 1.3% during 2001 and 2000, respectively. The decline in 2001 is mainly due to the discontinuance of acute home infusion services, see discussion below under —“Express Scripts Infusion Services”

        Express Scripts Specialty Distribution Services. We provide specialty distribution services, consisting of the distribution of, and creation of a database of information for, products requiring special handling or packaging, products targeted to a specific physician or patient population, and products distributed to low-income patients. Our services may include eligibility, fulfillment, inventory, insurance verification/authorization and payment. Specialty distribution revenues are derived from administrative fees received from drug manufacturers and from buying and selling pharmaceuticals. We also administer sample card programs for certain manufacturers where the ingredient costs of pharmaceuticals dispensed from retail pharmacies are included in revenues, as well as costs of revenues. SDS services are provided from our Maryland Heights, Missouri facility.

        Phoenix Marketing Group. Our subsidiary, Phoenix Marketing Group, LLC (“PMG”),operates the nation’s largest prescription drug sample fulfillment and sample accountability business. The PMG operations (which we acquired in February 2002), shipped approximately 83 million and 95 million sample units in 2002 and 2001, respectively.

        Express Scripts Infusion Services. On June 12, 2001, we announced that we had entered into an agreement with Option Care, Inc. to sell substantially all of the assets of our Express Scripts Infusion Services business, and we discontinued acute home infusion services activities.

        Segment Information. Information regarding our segments appears in Note 13 of the notes to our consolidated financial statements.

Suppliers

        We maintain an extensive inventory in our mail pharmacies of brand name and generic pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from manufacturers or through wholesalers. During 2002, approximately 50% of our pharmaceutical purchases were through one wholesaler, most of which were brand name pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available.

Clients

        We are a major provider of PBM services to the managed care industry, including several large HMOs, government plans and large employers. Some of our largest managed care clients are United HealthCare Insurance Company which manages the AARP Pharmacy Service, Blue Cross Blue Shield Massachusetts and Blue Shield of California. Some of our largest employer groups include the State of Georgia and the State of New York Empire Plan Prescription Drug Program (through a subcontracting relationship with CIGNA HealthCare). In 2002, we were awarded a contract by the DoD TRICARE Management Activity to provide mail pharmacy services for the TRICARE Program beginning in March 2003. In addition, to the DoD contract, we were awarded several other significant new contracts in 2002, including Mid-Atlantic Medical Services, Inc. and Group Health Incorporated. We also market our PBM services through preferred provider organizations, health insurers, third party administrators of health plans and union-sponsored benefit plans. Our acquisitions have diversified our client base and reduced our dependence on any single client and no single client represents more than approximately 5% of our total membership.

Medicare Prescription Drug Coverage

        The federal Medicare program provides a comprehensive medical benefit program for individuals age 65 and over. Today Medicare covers only a few outpatient prescription drugs. The Bush Administration and key policy makers of both parties have proposed changes to the Medicare program that would result in at least partial coverage for most outpatient prescription drugs. The Medicare population is large, and prescription drug utilization among seniors is substantially higher on average than that of other age groups.

        Many of the Medicare prescription drug proposals lack important details regarding the administration of the plan, and currently there is no consensus on the scope of the program. We believe that a Medicare prescription drug benefit could provide us with substantial new business opportunities, but at the same time any such program could adversely affect other aspects of our business. For example, some of our clients sell medical policies to seniors that provide a prescription drug benefit that we administer. Other clients provide a prescription drug benefit to their retirees. Depending on the plan that is ultimately adopted, a Medicare prescription drug benefit could make such policies or plans less valuable to seniors, adversely affecting that segment of our business. While we believe that there could be opportunities for new business under a Medicare plan that would more than offset any adverse effects, we can give no assurance that this would be the case.

Acquisitions and Joint Ventures

        On December 19, 2002, we entered into an agreement with Managed Pharmacy Benefits, Inc. (“MPB”) under which we acquired certain assets from MPB for approximately $14.0 million, and entered into an outsourcing arrangement with respect to MPB’s operations. MPB is a St. Louis – based pharmacy benefit manager and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc. MPB processes approximately 6.0 million retail claims and 85,000 mail order claims annually.

        On April 12, 2002, we completed the acquisition of National Prescription Administrators, Inc., a privately held full-service PBM, and certain related entities (collectively “NPA”), for a purchase price of approximately $466 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustment of $46.8 million. The addition of NPA brings Express Scripts a strong presence in providing service to union and government populations.

        On February 25, 2002, we purchased (through PMG) substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc., a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. PMG, one of the largest prescription drug sample fulfillment companies, works with over 50 pharmaceutical manufacturers worldwide to deliver sample medicines and clinical information to physicians’ offices. Approximately 83 million and 95 million sample units were shipped by Phoenix Marketing Group (Holdings), Inc. in 2002 and 2001, respectively.

        All of our acquisitions have been accounted for using the purchase method of accounting.

Company Operations

         General.  We operate nine mail pharmacies and eight member service/pharmacy help desk call centers out of leased and owned facilities. Electronic pharmacy claims processing takes place at our Maryland Heights, Missouri and Tempe, Arizona facilities, which are maintained, managed and operated by Electronic Data Systems (“EDS”), or at facilities owned by EDS. At our Canadian facilities, we have sales and marketing, client services, pharmacy help desk, clinical, provider relations and certain management information systems capabilities.

        Sales and Marketing. In the United States, our sales managers and directors market and sell PBM services, supported by a team of client-service representatives, clinical pharmacy managers and benefit analysis consultants. This team works with clients to make prescription drug use safer and more affordable for the American workforce. A dedicated sales staff cross-markets Specialty Distribution Services to our PBM clients. In Canada, marketing and sales efforts are conducted by our representatives based in Mississauga, Ontario.

        Member Services. Although we contract with health plans, the ultimate recipient of many of our services are the members of these health plans. We believe that client satisfaction is dependent upon member satisfaction. Members can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained member service representatives.

        Provider Relations. Our Provider Relations group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacies must meet certain qualifications, including the requirement that all applicable state licensing requirements are being maintained. Pharmacies can contact our pharmacy help desk toll-free, 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for our clients’ members. In addition, our Provider Relations group audits pharmacies in the retail pharmacy networks to determine compliance with the terms of their contracts.

        Clinical Support. Our Health Management Services division employs physicians, clinical pharmacists, registered nurses and data analysts who provide technical support for our PBM services. These staff members assist in providing clinical pharmacy services such as formulary development and management, drug information programs, clinical interventions with physicians and members, development of drug therapy guidelines and the evaluation of drugs for inclusion in clinically sound therapeutic intervention programs. The division is also responsible for developing and maintaining our business relationships with pharmaceutical manufacturers. The group contracts with pharmaceutical manufacturers for retrospective discount programs and ancillary programs.

        The mission of our Office of Research and Planning is to conduct timely, rigorous, and objective research to support evidence-based pharmacy benefit management. The research department evaluates the cost-effectiveness of drug therapies, evaluates pharmacy benefit designs and clinical offerings, and conducts various other studies related to clinical and financial aspects of the pharmacy benefit. For example, in June 2002 we released our 2001 Drug Trend Report, marking our sixth consecutive year of tracking drug trends. Based on a large sample of our membership base, the report examines trends in pharmaceutical utilization and cost, and the factors that underlie those trends. Results of this and other studies are shared at our annual outcomes conference as well as through various publications and other client forums.

        Information Systems. Our Information Systems department supports our pharmacy claims processing systems and other management information systems that are essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. All claims are presently processed through systems, which are maintained, managed and operated by Electronic Data System (“EDS”) at our Maryland Heights, Missouri facility and Tempe, Arizona facility, or at facilities owned by EDS. Disaster recovery services for all systems are provided through our EDS services agreement. We have substantial capacity for growth in our claims processing facilities.

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

        There are other PBMs in the United States, most of which are smaller than us and offer their services on a local or regional basis. We do, however, compete with a number of large, national companies, including Medco, AdvancePCS and CaremarkRx, Inc. (“Caremark”), as well as large health insurers and certain HMOs which have their own PBM capabilities. Several of these competitors may have greater financial, marketing and technological resources than us. In addition, a competitor that is owned by a pharmaceutical manufacturer may have pricing advantages that are unavailable to us and other independent PBMs. We believe our independence from pharmaceutical manufacturer ownership allows us to make unbiased formulary recommendations to our clients, balancing clinical efficacy and cost.

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

Government Regulation

        Many aspects of our businesses are regulated by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe we are in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

        Pharmacy Benefit Management Regulation Generally. Certain federal and state laws and regulations affect or may affect aspects of our PBM business. Among the laws and regulations that impact or may impact our business are the following:

        Anti-Kickback Laws. Subject to certain exceptions and “safe harbors,” the federal anti-kickback statute generally prohibits, among other things, knowingly and willfully paying or offering any payment or other remuneration to induce a person to purchase, lease, order, or arrange for (or recommend purchasing, leasing, or ordering) items (including prescription drugs) or services reimbursable in whole or in part under Medicare, Medicaid or another federal health care program. The anti-kickback statute also generally prohibits soliciting or receiving payments or other remuneration for these purposes. Several states also have similar laws, some of which apply similar anti-kickback prohibitions to items or services reimbursable by HMOs, private insurers and other non-governmental payors. These state laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil fines and exclusion from participation in the Medicare and Medicaid programs.

        The federal anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services, and administrative bodies. Because of the federal statute’s broad scope, federal regulations establish certain “safe harbors” from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, certain payments for personal services, certain properly disclosed payments made by vendors to group purchasing organizations, and certain discount and payment arrangements with HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion programs” in which benefits were given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs. See Item 3 – Legal Proceedings for discussion of current proceedings relating to these laws or regulations.

        On October 3, 2002 OIG published its draft Compliance Program Guidance for Pharmaceutical Manufacturers (the “Draft Guidance”). The Draft Guidance primarily contains recommended guidelines for the design and operation of legal compliance programs by pharmaceutical manufacturers. In addition, the Draft Guidance identified certain risk areas for pharmaceutical manufacturers, including certain types of arrangements between manufacturers and PBMs, pharmacies, physicians and others that may implicate the anti-kickback statute. The Draft Guidance stated that “switching arrangements” involving cash payments or other benefits offered by a manufacturer to PBMs, pharmacies or others each time a patient’s prescription is changed from another product to the company’s product implicate the anti-kickback statute and should be reviewed carefully, although they may be permissible under certain circumstances. The Draft Guidance also stated that manufacturers should carefully review any arrangements that have the effect of “rewarding switching indirectly,” including payments by manufacturers to PBMs and others for contacting patients or physicians to encourage them to change a prescription from another product to the company’s product and discounts and rebates based on movement of market share. Many comments were submitted in response to the Draft Guidance, including comments on the OIG’s statements regarding manufacturer-funded communication programs and market share rebate arrangements. OIG has not issued the final form of the Guidance.

        Stark Law. The federal physician self-referral law, known as the “Stark Law,” prohibits physicians from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs) to an entity with which the physician or an immediate family member of the physician has a financial relationship and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Our mail service pharmacies dispense certain outpatient prescription drugs that may be directly or indirectly reimbursed by the Medicare or Medicaid programs, potentially making us subject to the Stark Law’s requirements with respect to such pharmacy operations.

        Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory exceptions for physician referrals and physician financial relationships, and the Centers for Medicare & Medicaid Services (“CMS”) has promulgated regulations under the Stark Law which provide some guidance on interpretation of the scope of and exceptions to the Stark Law.

        State Self-Referral Laws. Our mail service pharmacy operations may also be subject to statutes and regulations that prohibit payments for referral of individuals from or by physicians to health care providers with whom the physicians have a financial relationship. These state laws and their exceptions may vary from the federal Stark Law and vary significantly from state to state. Some of these state statutes and regulations apply to items and services reimbursed by private payors. Violation of these laws may result in prohibition of payment for items or services provided, loss of pharmacy or health care provider licenses, fines and criminal penalties. State self-referral laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies.

        False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have recently interpreted the False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined. Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

        ERISA Regulation. The Employee Retirement Income Security Act of 1974 (“ERISA”) regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with respect to which we have agreements to provide PBM services. We believe that the conduct of our business is not generally subject to the fiduciary obligations of ERISA, and our agreements with our clients provide that we are not the fiduciary of the applicable plan. However, there can be no assurance that the U.S. Department of Labor (the “DOL”), which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or that courts in private ERISA litigation would not so rule.

        In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-kickback statutes discussed in the preceding paragraphs; in particular, ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into many of the above-discussed statutes. Like the health care anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain. See Item 3 – Legal Proceedings for discussion of current proceedings relating to these laws or regulations.

        Benefits Claims Procedure Regulations. Effective January 2004, the DOL issued claims procedure regulations (“Claims Rules”) that create standards applicable to our clients that are regulated under ERISA for initial and appeal level decisions, time frames for decision making, and enhanced disclosure rights for claimants. We have implemented, and will implement in the future, changes to our operational processes, as necessary to accommodate our clients’ compliance needs.

        FDA Regulation. The U.S. Food and Drug Administration (the “FDA”) generally has authority to regulate drug promotional materials that are disseminated “by or on behalf of” a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBMs. The FDA withdrew the Draft Guidance in the fall of 1998, stating that it would reconsider the basis for such Guidance. The FDA has not addressed the issue since the withdrawal of the Guidance. The FDA also enforces federal laws restricting the importation of prescription drugs into the United States from Canada and other countries.

        Proposed Changes in Canadian Healthcare System. In Canada, the provincial health plans provide universal coverage for basic health care services, but prescription drug coverage under the government plans is provided only for the elderly and the indigent. In late 1997, a proposal was made by a federal government health care task force to include coverage for prescription drugs under the provincial health insurance plans, which was endorsed by the federal government’s Health Minister. This report was advisory in nature, and not binding upon the federal or provincial governments.

        In 2002, the Standing Senate Committee on Social Affairs, Science and Technology (the “Senate Committee”), headed by Liberal Senator Michael Kirby and Roy Romanow’s Royal Commission on the Future of Healthcare in Canada (the “Royal Commission”) reviewed Canada’s public health system in order to make recommendations on how to make the healthcare system more efficient and sustainable for Canadians. Reports issued by both the Senate Committee and the Royal Commission included recommendations concerning the role of the Canadian government in protecting individuals from prescription drug costs associated with catastrophic illnesses. Since the reports of both bodies were limited to catastrophic drug coverage and did not recommend a universal pharmacare program, we believe that this initiative is unlikely to have a material effect on our Canadian operations.

        Comprehensive PBM Regulation. Legislation regulating PBM activities in a comprehensive manner is being considered in a number of states. In addition, certain organizations, such as the National Association of Insurance Commissioners (“NAIC,” an organization of state insurance regulators), and the National Committee on Quality Assurance (“NCQA,” an accreditation organization) as well as certain state pharmacy boards are considering proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. While the actions of the NAIC would not have the force of law, they may influence states to adopt model legislation that such organizations promulgate. In addition, standards established by NCQA could materially impact us directly as a PBM, and indirectly through the impact on our managed care and health insurance clients.

        Consumer Protection Laws. Most states have consumer protection laws that previously have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. See Item 3 – Legal Proceedings for discussion of current proceedings relating to these laws or regulations.

        Network Access Legislation. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or removal of a network provider. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation); or may provide that a provider may not be removed from a network except in compliance with certain procedures (“due process” legislation). We have not been materially affected by these statutes.

        Legislation Affecting Plan Design. Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called “freedom of choice” legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but it may apply to certain of our clients, such as HMOs and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This development could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

        Licensure Laws. Many states have licensure or registration laws governing certain types of managed care organizations, including PPOs, TPAs, and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We have registered under such laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required. Because of increased regulatory requirements on some of our managed care clients affecting prior authorization of drugs before coverage is approved, we have obtained utilization review licenses in selected states through our new subsidiary, ESI Utilization Management Co. In addition, accreditation agencies’ requirements for managed care organizations and Medicare + Choice regulations may affect the services we provide to such organizations.

        Legislation and Regulation Affecting Drug Prices. Some states have adopted so-called “most favored nation” legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. Other states have enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has been introduced in the past but not enacted in Missouri, Arizona, Pennsylvania, New York, and New Mexico, all states where we operate mail service pharmacies. Such legislation, if enacted in a state where one of our mail service pharmacies is located, could adversely affect our ability to negotiate discounts on our purchase of prescription drugs to be dispensed by our mail service pharmacies.

        In addition, various federal and state Medicaid agencies and other enforcement officials are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program. AWP is a standard pricing measure used throughout the industry, as well as by us, as a basis for calculating drug prices under our contracts with health plans and pharmacies and rebates with pharmaceutical manufacturers. Changes to the AWP standard have been suggested that could alter the calculation of drug prices for federal programs. We are unable to predict whether any such changes will be adopted, and if so, if such changes would have a material adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

        Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 15.1% of the “average manufacturer price”, or AMP, paid by wholesalers for products distributed to the retail pharmacy class of trade and (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program, with certain exceptions. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations have been commenced by certain governmental entities which question whether “best prices” were properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. There can be no assurance, however, that our ability to negotiate rebates with, or sell services to, drug manufacturers will not be materially adversely affected by such investigations in the future.

        Regulation of Financial Risk Plans. Fee-for-service prescription drug plans generally are not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the PBM. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws.

        State Fiduciary Legislation. Statutes have been introduced in several states which purport to declare that a PBM is a fiduciary with respect to its clients. The fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date no such statute has been enacted.

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

        ERISA Preemption. Many of the state laws described above may be preempted in whole or in part by ERISA, with respect to self-funded plans which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings, and we provide services to certain clients, such as governmental entities, that are not subject to ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations remains a significant operational requirement for us.

        Mail Pharmacy Regulation. Our mail service pharmacies are located in Arizona, Missouri, New Mexico, New York, New Jersey and Pennsylvania, and we are licensed to do business as a pharmacy in each such state. Many of the states into which we deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state in which the mail service pharmacy is located, although certain states require that we also employ a pharmacist licensed in that state. We believe we have registered each of our pharmacies in every state in which such registration is required.

        Other statutes and regulations affect our mail service operations including the federal and state anti-kickback laws, federal Stark Law and state physician self-referral laws described above. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide clients with refunds when appropriate. The United States Postal Service has statutory authority to restrict the delivery of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations.

        HIPAA and Other Privacy Legislation. Most of our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes and in some cases provide access to such data to pharmaceutical manufacturers. Various federal and state laws, including HIPAA (discussed below), currently regulate and restrict the use and disclosure of confidential medical information and new legislation is proposed from time to time in various states. To date, no such laws have been adopted that adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

        In December 2000, the Department of Health and Human Services (“HHS”) issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, among other things, impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The compliance date for the final privacy regulations is April 14, 2003. We will be required to comply with certain aspects of these regulations. For example, we are a “business associate” under HIPAA in some instances with respect to our health plan clients and a “covered entity” under HIPAA when service is provided through our mail service pharmacies. We have established a plan and a process for implementing all necessary changes to our business operations by the April 14, 2003 compliance date. Other HIPAA requirements relate to electronic transaction standards and code sets and the security of protected health information when it is maintained or transmitted electronically. HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003. The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003). Final security regulations under HIPAA were published on February 20, 2003, and for most entities, the compliance date for these regulations is April 21, 2005. We do not believe the costs we will incur in complying with these regulations will be material to our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

        Non-PBM Regulatory Environment. Our non-PBM activities operate in a regulatory environment that is quite similar to that of our PBM activities. In particular, one of our subsidiaries, Phoenix Marketing Group, LLC, conducts certain activities, including the distribution of drug samples, that are subject to the requirements of the federal Prescription Drug Marketing Act and many of the other federal and state laws and regulations discussed above.

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

Service Marks and Trademarks

        We, and our subsidiaries, have registered the service marks “Express Scripts”, “PERx”, “ExpressTherapeutics”, “PERxCare”, “RxWorkbench”, “PTE”, “DrugDigest”, “M.U.S.I.C.”, “ValueRx”, “Value Health, Inc.” and “Diversified”, among others, with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks. We are in the process of applying for registration of several other trademarks and service marks. If we are unable to obtain any additional registrations, we believe there would be no material adverse effect on our business.

Insurance

         Our PBM operations, including the dispensing of pharmaceutical products by our mail service pharmacies, and the services rendered in connection with our disease management and informed decision counseling services, and our non-PBM operations, such as the products and services previously provided in connection with our infusion therapy programs (including the associated nursing services), may subject us to litigation and liability for damages. While we believe that our insurance protection is adequate for our present business operations, there can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one, for which an exclusion from coverage applies, could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Employees

        As of January 1, 2002, we employed a total of 7,424 employees in the U.S. and 137 employees in Canada. Approximately 1,200 of the U.S. employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility, members of the United Auto Workers Union at our Farmington Hills, Michigan facility, members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania and East Hanover, New Jersey facilities and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility. We believe our relationships with our employees and the unions that represent them are good.

Executive Officers of the Registrant

        Our executive officers and their ages as of March 1, 2003 are as follows:

NAME	AGE	POSITION

Barrett A. Toan

Barbara B. Hill
David A. Lowenberg
Stuart L. Bascomb

Thomas M. Boudreau

C. K. Casteel

Mabel F. Chen

Ed Ignaczak

Linda L. Logsdon

George Paz

Doug Porter

Agnes Rey-Giraud

Edward J. Tenholder

Joseph W. Plum	55 50 53 61 51 52 60 37 55 47 44 38 51 55	Chairman of the Board
and Chief Executive Officer
President and Director
Chief Operating Officer
Executive Vice President -
Business Development and Director
Senior Vice President, General
Counsel and Secretary
Senior Vice President - Supply
Chain Management
Senior Vice President and
Director of Site Operations
Senior Vice President - Sales and
Account Management
Executive Vice President of
Health Management Services
Senior Vice President and Chief
Financial Officer
Senior Vice President - Client
Services
Senior Vice President - Program
Development
Senior Vice President and Chief
Information Systems Officer
Vice President and Chief
Accounting Officer

        Mr. Toan was elected Chairman of the Board of Directors in November 2000, Chief Executive Officer in March 1992, a director in October 1990 and served as President between October 1990 and April 2002.

        Ms. Hill was elected President and a director of the Company in April 2002 and previously served on our Board of Directors from January 2000 until March 2001. From November 2000 to January 2002, Ms. Hill served as Senior Vice President of Operations for CIGNA Healthcare, a managed healthcare company. Ms. Hill was also President and Chief Executive Officer of Rush Prudential Health Plans (“Rush”), a managed healthcare company, from 1996 until Rush was acquired by Wellpoint Health Networks, Inc., after which she remained with Wellpoint through a transition period ending in June 2000.

        Mr. Lowenberg was elected our Chief Operating Officer in September 1999, and served as our Director of Site Operations from October 1994 until September 1999.

        Mr. Bascomb was elected to serve as a director in January 2000. Mr. Bascomb has been an Executive Vice President of the Company since March 1989, serving as Executive Vice President – Sales and Provider Relations from May 1996 to December 2002, and served as Chief Financial Officer and Treasurer from March 1992 until May 1996.

        Mr. Boudreau was elected Senior Vice President, General Counsel and Secretary in October 1994. He has served as General Counsel since June 1994.

        Mr. Casteel was elected Senior Vice President – Supply Chain Management in September 2002. Prior to joining us, Mr. Casteel worked for WorldCom, Inc., a telecommunications company, serving as Vice President, Law and Public Policy between January 2001 and September 2002 and as Regional Executive, Public Policy between January 1996 and January 2001

        Ms. Chen was elected Senior Vice President and Director of Site Operations in November 1999. From March 1996 until November 1999, Ms. Chen served as Vice President and General Manager of our Tempe facility. From January 1995 until joining Express Scripts, Ms. Chen served as the Director of Medicaid for the State of Arizona. Ms. Chen is planning on retiring from Express Scripts during 2003.

        Mr. Ignaczak was elected Senior Vice President – Sales and Account Management in December 2002. Mr. Ignaczak joined us in April 1998 and served as the Vice President and General Manager of our National Employer Division between April 1998 and December 2002. Prior to joining us, Mr. Ignaczak worked for ValueRx, a pharmacy benefit management company, serving as Vice President and General Manager – Core Business Unit for ValueRx between November 1997 and April 1998 and as Vice President of Account Management and Sales between October 1996 and November 1997.

        Ms. Logsdon was elected Executive Vice President of Health Management Services in May 1999, and served as Senior Vice President of Health Management Services from May 1997 until May 1999. Ms. Logsdon served as Vice President of Demand and Disease Management from November 1996 until May 1997. Prior to joining us in November 1996, Ms. Logsdon served as Vice President of Corporate Services and Chief Operating Officer of United HealthCare’s Midwest Companies-GenCare/Physicians Health Plan/MetraHealth, a St. Louis-based health maintenance organization, from February 1995 to October 1996.

        Mr. Paz joined us and was elected Senior Vice President and Chief Financial Officer in January 1998. Prior to joining us, Mr. Paz was a partner in the Chicago office of Coopers & Lybrand from December 1995 to December 1997.

        Mr. Porter joined us and was elected Senior Vice President – Client Services in July 2002. Prior to joining us, Mr. Porter worked for CIGNA HealthCare, a managed healthcare company, as Vice President – Employer Services between March 2001 and June 2002 and as Vice President – Transformation between October 1999 and February 2001. Between July 1998 and September 1999, Mr. Porter served as Vice President – Uniprise Operations Improvement and Analysis for United HealthCare, a managed healthcare company, and between January 1995 and June 1998 served as Vice President – Uniprise Strategic Business Systems Implementation for United HealthCare.

        Ms. Rey-Giraud was elected Senior Vice President of Program Development in July 2002. Ms. Rey-Giraud served as Vice President and General Manager – eBusiness between January 2000 and July 2002 and has served on the RxHub, LLC, Board of Directors since February 2000. Ms. Rey-Giraud joined us in May 1999 as a Senior Director of Administration and Operations. Prior to joining us in May 1999, Ms. Rey-Giraud worked for Xerox Corporation where she was Senior Director – Marketing Operations for the Production Publishing Systems Division between September 1997 and May 1999. Ms. Rey-Giraud also served as Manufacturing Business Unit Vice President for Xerox, France between September 1995 and September 1997.

        Mr. Tenholder was elected Senior Vice President and Chief Information Systems Officer in December 2000. Mr. Tenholder served as Executive Vice President and Chief Operating Officer of Blue Cross and Blue Shield of Missouri, a managed healthcare company, from October 1997 to December 2000. From April 1994 to October 1997, Mr. Tenholder was Senior Vice President, Client Services and Operations of Right Choice Managed Care, Inc.

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

  risks associated with our acquisitions of Phoenix Marketing Group (Holdings), Inc. and NPA, including integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses risks associated with our ability to maintain growth rates, or to control operating or capital costs continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contracts with key clients or providers competition in the PBM industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, such as privacy regulations under the Health Insurance Portability and Accountability Act (“HIPAA”)), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston and other regulatory agencies the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers adverse results in litigation
  risks associated with the use and protection of the intellectual property we use in our business risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements risks associated with our ability to continue to develop new products, services and delivery channels general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs uncertainties regarding the implementation and the ultimate terms of proposed government initiatives, including a Medicare prescription drug benefit increase in credit risk relative to our clients due to adverse economic trends risks associated with our inability to attract and retain qualified personnel other risks described from time to time in our filings with the SEC

        These and other relevant factors, including any other information included or incorporated by reference in this Report, and information that may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement.

Failure to Maintain Growth Rates, or to Control Operating or Capital Costs, Could Adversely Affect Our Business

        We have experienced rapid growth over the past several years. Our ability to maintain this growth rate is dependent upon our ability to attract new clients, achieve growth in the membership base of our existing clients as well as cross-sell additional services to our existing clients. If we are unable to continue our client and membership growth, and manage our operating and capital costs, our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations could be materially adversely affected.

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

        We currently provide PBM services to approximately 16,000 client groups. Our contracts with clients generally do not have terms longer than three years and, in some cases, are terminable by the client on relatively short notice. Our larger clients generally seek bids from other PBM providers in advance of the expiration of their contracts. If several of these large clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its PBM contract with us could be reduced.

        More than 56,000 retail pharmacies, which represent more than 99% of all United States retail pharmacies, participate in one or more of our networks. However, the top ten retail pharmacy chains represent approximately 43% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Competition in the PBM Industry Could Reduce Membership and Profit Margins

        The PBM business is very competitive. Our competitors include large and well-established companies that may have greater financial, marketing and technological resources than we do. One major competitor, Medco, is owned by a large pharmaceutical manufacturer, which may give it purchasing or other advantages over us. Consolidation in the PBM industry may lead to increased competition among a smaller number of large PBM companies. Competition may also come from other sources in the future. We cannot predict what effect, if any, these new competitors may have on the marketplace or on our business.

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

Changes in State and Federal Regulations Could Restrict Our Ability to Conduct Our Business

        Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:

  health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs
  ERISA and related regulations, which regulate many health care plans proposed comprehensive state PBM legislation
  consumer protection laws and regulations
  network pharmacy access laws, including “any willing provider” and “due process” legislation, that regulate aspects of our pharmacy network contracts legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans various licensure laws, such as managed care and third party administrator licensure laws drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation mail pharmacy laws and regulations
  privacy and confidentiality laws and regulations, including those under HIPAA
  Medicare prescription drug coverage proposals
  other Medicare and Medicaid reimbursement regulations
  potential regulation of the PBM industry by the U.S. Food and Drug Administration pending legislation regarding importation of drug products into the United States

Many of these and other regulatory matters are discussed in more detail under “Business — Government Regulation” above.

        We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and we cannot provide any assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our consolidated results of operations. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulations might have on us.

        On October 3, 2002 OIG published its draft Compliance Program Guidance for Pharmaceutical Manufacturers (the “Draft Guidance”). The Draft Guidance primarily contains recommended guidelines for the design and operation of legal compliance programs by pharmaceutical manufacturers. In addition, the Draft Guidance identified certain risk areas for pharmaceutical manufacturers, including certain types of arrangements between manufacturers and PBMs, pharmacies, physicians and others that may implicate the anti-kickback statute. The Draft Guidance stated that “switching arrangements” involving cash payments or other benefits offered by a manufacturer to PBMs, pharmacies or others each time a patient’s prescription is changed from another product to the company’s product implicate the anti-kickback statute and should be reviewed carefully, although they may be permissible under certain circumstances. The Draft Guidance also stated that manufacturers should carefully review any arrangements that have the effect of “rewarding switching indirectly,” including payments by manufacturers to PBMs and others for contacting patients or physicians to encourage them to change a prescription from another product to the company’s product and discounts and rebates based on movement of market share. Many comments were submitted in response to the Draft Guidance, including comments on the OIG’s statements regarding manufacturer-funded communication programs and market share rebate arrangements. OIG has not issued the final form of the Guidance.

        The U.S. Attorney General’s Office in Philadelphia is conducting an investigation into certain PBM business practices. Medco and AdvancePCS have received subpoenas in connection with this investigation. We have received a subpoena from the U.S. Attorney’s Office in Boston, as have other PBMs including Caremark and Wellpoint Health Systems. We cannot predict what effect, if any, these investigations may ultimately have on us or on the PBM industry generally (See Item 3 –Legal Proceedings).

        In December 2000, the Department of Health and Human Services (“HHS”) issued final privacy regulations, pursuant to HIPAA, which, among other things, impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. The compliance date for the final privacy regulations is April 14, 2003. We will be required to comply with certain aspects of these regulations. For example, we are a “business associate” under HIPAA in some instances with respect to our health plan clients and a “covered entity” under HIPAA when service is provided through our mail service pharmacies. We have established a plan and a process for implementing all necessary changes to our business operations by April 14th compliance date. Other HIPAA requirements relate to electronic transaction standards and code sets and the security of protected health information when it is maintained or transmitted electronically. HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003. The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003). Final security regulations under HIPAA were published on February 20, 2003, and for most entities, the compliance date for these regulations is April 21, 2005. We do not believe the costs we will incur in complying with these regulations will be material to our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

        The Federal Medicare program provides a comprehensive medical benefit program for individuals age 65 and over, but currently covers only a few outpatient prescription drugs. Currently President Bush and other key policy makers from both political parties have proposed various changes to the Medicare program that would result in at least partial coverage for most prescription drugs. We believe that a Medicare prescription drug benefit could provide us with substantial new business opportunities, but at the same time any such program could adversely affect other aspects of our business. For instance, some of our clients sell medical policies to seniors that provide a prescription drug benefit that we administer. Other clients provide a prescription drug benefit to their retirees. Depending on the plan that is ultimately adopted, a Medicare prescription drug benefit could make such policies or plans less valuable to seniors, adversely affecting that segment of our business. Involvement of PBMs in the administration of any expanded Medicare drug benefit program could also result in proposals for additional regulation of PBMs’ business operations. While we believe that there would be opportunities for new business under a Medicare plan that would more than offset any adverse effects, we can give no assurance that this would be the case.

Loss of Relationships with Pharmaceutical Manufacturers and Changes in the Regulation of Discounts and Formulary Fees Provided to Us by Pharmaceutical Manufacturers Could Decrease Our Profits

        We maintain contractual relationships with numerous pharmaceutical manufacturers that provide us with:

  discounts at the time we purchase the drugs to be dispensed from our mail pharmacies rebates based upon sales of drugs from our mail pharmacies and through pharmacies in our retail networks administrative fees based upon the development and maintenance of formularies which include the particular manufacturer’s products

If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers, our operating results could be materially adversely affected. In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations or in their interpretations of existing laws or regulations or the adoption of new laws or regulations relating to any of these programs may materially adversely affect our business.

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

These arrangements are generally terminable on relatively short notice. We have been phasing out manufacturer funding for these programs, and such funding will be completely phased out by October 1, 2003. We will continue to provide formulary support programs without this targeted manufacturer funding. Manufacturer funding for these programs totaled $23,530,000, $24,705,000, and $30,427,000, respectively, for 2002, 2001 and 2000.

Pending and Future Litigation Could Materially Affect Our Relationships with Pharmaceutical Manufacturers or Subject Us to Significant Monetary Damages

        Since 1993, retail pharmacies have filed over 100 separate lawsuits against drug manufacturers, wholesalers and certain PBMs challenging brand name drug pricing practices under various state and federal antitrust laws. The plaintiffs alleged, among other things, that the manufacturers had offered, and certain PBMs had knowingly accepted, discounts and rebates on purchases of brand name prescription drugs that violated the federal Sherman Act. Some manufacturers settled certain of these actions, including a Sherman Act case brought on behalf of a nationwide class of retail pharmacies. The class action settlements generally provided for commitments by the manufacturers in their discounting practices to retail pharmacies. The defendants who did not settle won the Sherman Act class action on a directed verdict. With respect to the cases filed by plaintiffs who opted out of the class action, some drug manufacturers have settled certain of these actions, but such settlements are not part of the public record. Cases brought under the federal Robinson-Patman Act are still pending.

        We are not currently a party to any of these antitrust proceedings. To date, we do not believe any of these settlements have had a material adverse effect on our business. However, we cannot provide any assurance that the terms of the settlements will not materially adversely affect us in the future or that we will not be made a party to any separate lawsuit.

        We are defending several putative class action suits. We believe these suits are without merit, but we cannot predict the outcome of these cases with certainty (see Item 3—Legal Proceedings). A determination adverse to us in these cases could result in changes in our business practices and/or an award of money damages, either of which could have a material adverse effect on our results of operations, financial position and/or cash flow from operations.

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

Our Leverage and Debt Service Obligations Could Impede Our Operations and Flexibility

        As of December 31, 2002, our net debt to net capitalization ratio is 27.2%, and we have substantial interest expense and future repayment obligations. As of December 31, 2002, we had total consolidated debt of approximately $565.8 million.

        Our level of debt and the limitations imposed on us by our debt agreements could have important consequences, including the following:

  we will have to use a portion of our cash flow from operations for debt service rather than for our operations we may from time to time incur additional indebtedness under our revolving credit facility, which is subject to a variable interest rate, making us vulnerable to increases in interest rates we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions we could be more vulnerable to general adverse economic and industry conditions we may be disadvantaged compared to competitors with less leverage

        Furthermore, our ability to satisfy our obligations, including our debt service requirements, will be dependent upon our future performance. Factors which could affect our future performance include, without limitation, prevailing economic conditions and financial, business and other factors, many of which are beyond our control and which affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

        Our bank credit facility is secured by the capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding Great Plains Reinsurance Co., NPA of New York IPA, Inc., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc., and 65% of the stock of our Canadian subsidiaries. If we are unable to meet our obligations under this bank credit facility, these creditors could exercise their rights as secured parties and take possession of the pledged capital stock of these subsidiaries. This would materially adversely affect our consolidated results of operations and consolidated financial condition.

Failure to Develop New Products, Services and Delivery Channels May Adversely Affect Our Business

        We operate in a highly competitive environment. We, as well as our competitors develop new products and services, from time to time, to assist our clients in managing the pharmacy benefit. If we are unsuccessful in developing innovative products and services, our ability to attract new clients and retain existing clients may suffer.

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

Efforts to Reduce Health Care Costs and Alter Health Care Financing Practices Could Adversely Affect Our Business

        Certain proposals have been made in the United States to control health care costs, including prescription drug costs, in response to increases in prescription drug utilization rates and drug prices. These proposals include “single–payer” government funded health care, and price controls on prescription drugs. If these or similar efforts are successful or if prescription drug utilization rates were to decrease significantly, whether due to a reversal in the growing role of prescription drugs in medical treatment or otherwise, our business and consolidated results of operations could be materially adversely affected.

        We have designed our business to compete within the current structure of the U.S. health care system. Changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of PBM services, or otherwise change the way our clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Uncertainty Regarding Implementation and Impact of Government Initiatives

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

Failure to Integrate Recent Acquisitions Could Adversely Affect Our Business

        In April 2002, we acquired NPA for $466 million. We are currently engaged in integrating this business with our other operations. While we have had success in integrating previous acquisitions into our operations, there are risks associated with integrating and operating newly acquired businesses. We can give no assurance that we will successfully operate these new businesses after closing.

Increased Credit Risk Relative to Our Clients

        We recorded revenues of almost $13.2 billion during 2002 and we bill substantial amounts to many of our clients. A deterioration of credit risks of any of our larger clients could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. While we are focused on managing working capital, we can give no assurances that the deterioration of the credit risks relative to our clients would not have an adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Item 2 – Properties

        We operate our United States and Canadian PBM and non-PBM businesses out of leased and owned facilities throughout the United States and Canada.

PBM FACILITIES	NON-PBM FACILITIES

Maryland Heights, Missouri (three facilities)
      Tempe, Arizona (three facilities)
   Bloomington, Minnesota (two facilities)
   Bensalem, Pennsylvania (two facilities)
                Troy, New York
          Farmington Hills, Michigan(1)
           Albuquerque, New Mexico
    Horsham, Pennsylvania (two facilities)(1)
               Montreal, Quebec
             Mississauga, Ontario
           East Hanover, New Jersey
Swatara, Pennsylvania	Maryland Heights, Missouri Lincoln Park, New Jersey (two facilities) Montville, New Jersey

(1) Lease agreements, under which we utilize these facilities representing approximately 129,000 square feet, will be renegotiated or will expire during 2003.

        Our Maryland Heights, Missouri facility houses our corporate offices and our Specialty Distribution Services operations. We believe our facilities have been well maintained and are in good operating condition. Our existing facilities comprise approximately 1,950,000 square feet in the aggregate.

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

Item 3 — Legal Proceedings

        We are a defendant in Minshew v. Express Scripts, No. Civ. 01 – 2412 PHX MHM (D.Az.). On December 12, 2001, this purported class action lawsuit was filed by Gerald R. Minshew in the United States District Court for the District of Arizona. The case was subsequently transferred to the Federal District Court for the Eastern District of Missouri. The plaintiff asserts that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violate fiduciary duties that we allegedly owe to certain of our clients. The purported class consists of health benefit plans that are self-funded by an employer client. The complaint seeks money damages and injunctive relief on behalf of this class of health plans. On January 15, 2003, the court granted the Company’s motion to dismiss the case for lack of standing. Plaintiff subsequently filed a motion for leave to amend the complaint to cure the standing defect, which motion was granted on February 19, 2003. We believe the complaint is without merit and will vigorously defend this suit. Although the ultimate outcome of this case is uncertain, a determination adverse to us could result in changes in our business practices with respect to our formulary and rebate programs and our retail pharmacy network contracting, and/or an award of money damages, either of which could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

        We and/or the Company’s subsidiary, NPA, are defendants in several other lawsuits that purport to be class actions. Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. Because these cases all are in their early stages and none of the cases has yet been certified by the court as a class action, we are unable to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations. These matters are:

  Lynch v. National Prescription Administrators, et al. (Cause No. 03 CV 1303, Federal District Court for the Southern District of New York). This action was filed on February 26, 2003. The plaintiff, a trustee of the Health and Welfare Fund and the Retiree Health and Welfare Fund of the Patrolmen’s Benevolent Association of the City of New York alleges on behalf of these Funds and a class of NPA clients that certain business practices of NPA and the Company violate various duties said to be owed to the class members, including duties under ERISA, state common law, and state consumer protection statutes. Also included as defendants are certain unnamed pharmaceutical manufacturers. The purported class consists of all current and former self-funded ERISA and non-ERISA employee benefit plans for which NPA or the Company served as PBM. The suit seeks unspecified monetary damages and declaratory and injunctive relief. We have not yet filed an answer in this case.

  American Federation of State, County & Municipal Employees v. AdvancePCS, et al. (Cause No. BC292227, Superior Court of the State of California for the County of Los Angeles). This action was filed on March 17, 2003. The case purports to be a class action on behalf of AFSCME, its California member unions having non-ERISA health plans, and all California public employees who participate in non-ERISA health plans. The complaint alleges that certain business practices engaged in by us and other PBM defendants violated California’s Unfair Competition Law. The suit seeks unspecified monetary damages and injunctive relief. We have not yet filed an answer in this case.

  Jerry Beeman, et al. v. Caremark, et al. (Cause No. 021327 VAP in the United States District Court for the Central District of California). On December 12, 2002, we were served with a complaint against us and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. The complaint alleges a putative class of all pharmacies within California who provided services to participants of plans contracting with us or the other defendants. The complaint claims that plaintiffs are each entitled to a $10,000 fine as well as damages, including attorney fees and injunctive relief. Plaintiffs also allege claims based on unfair business practices and unjust enrichment. We have filed an answer denying liability.
  Deborah R. Bauer v. Express Scripts, Inc. (Civil Action File No. 2002CV60672, Superior Court of Fulton County, Georgia). Plaintiff filed suit on October 29, 2002, claiming that we have misclassified the prescription drug tamoxifen citrate as a brand drug. Plaintiff claims that tamoxifen citrate is a generic drug for purposes of determining the proper co-payment under her health plan. She seeks to prosecute her claim on behalf of a nationwide class of tamoxifen citrate users who are members of health benefit plans using our services. Plaintiff alleges that we have been unjustly enriched through our alleged misclassification of the drug. Plaintiff has not quantified the damages she seeks. We have filed an answer denying any liability. Discovery has commenced.
  City of Paterson, et al. v. Benecard and National Prescription Administrators, (Cause No. L-005908-02, Superior Court of New Jersey, Law Division, Camden County). On or about September 13, 2002, plaintiffs filed this action against Benecard Prescription Services and our subsidiary, NPA, alleging violations of the New Jersey Consumer Protection Act. The allegations by the plaintiffs assert that various business practices of Benecard, which has contracted to provide drug benefits to the plaintiffs, violate the statute. The complaint also asserts that NPA, which provides certain services to Benecard, has also violated the statute. Neither we nor NPA owns any interest in Benecard, which is an independent entity. Plaintiffs purport to represent a class of similarly situated plaintiffs. The plaintiffs seek unspecified monetary damages, which are subject to trebling under the New Jersey statute. NPA has filed its answer denying liability.
  International Association of Firefighters, Local No. 22, et al. v. National Prescription Administrators and Express Scripts, Inc. (Cause No. L03216-02, Superior Court of New Jersey, Law Division, Camden County). On or about August 16, 2002, we were served with this lawsuit alleging that our subsidiary, NPA, had breached agreements with two benefit plans to whom NPA had provided services under an umbrella agreement with a labor coalition client. We were also named as a defendant under a theory of de facto merger. The plaintiffs purport to bring the action on behalf of a class of similarly situated plans. The lawsuit alleges that NPA had not paid the plans the rebates to which they were entitled under the agreement. Claims for unspecified money damages are asserted under the New Jersey Consumer Protection Act, and for breach of contract and unjust enrichment. We and NPA have filed answers denying liability.

We believe that each of these cases is without merit and will contest them vigorously.

        On April 22, 2002, we received an administrative subpoena duces tecum issued by the U.S. Attorney’s Office in Boston, Massachusetts. On April 26, 2002, a substantially identical subpoena was issued to our wholly-owned subsidiary, DPS. The U.S. Attorney’s Office previously informed our counsel that neither we nor DPS was a target of the investigation. The subpoenas stated that they are issued in connection with an investigation of various health care offenses and other federal crimes. The subpoenas requested information pertaining to our and DPS’ relationship with TAP Pharmaceuticals, and specifically with respect to TAP’s two principal drugs, Lupron and Prevacid. On February 13, 2003, we received an additional administrative subpoena duces tecum from the U.S. Attorney’s Office in Boston, Massachusetts. This additional subpoena requests information relating to our formulary development process and our business relationships with certain group buying entities and pharmaceutical manufacturers, among other matters. We believe that our services and business practices are in compliance with all applicable laws, rules and regulations in all material respects, and we will cooperate fully with the government. We cannot predict the outcome of these matters at this time; however, if we were, at any time, to become a target of a government investigation, an unfavorable outcome could result in the imposition of monetary fines or penalties, or injunctive or administrative remedies.

        In addition, in the ordinary course of our business, there have arisen various legal proceedings, investigations or claims now pending against our subsidiaries and us. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect our consolidated financial position, consolidated results of operations and/or consolidated cash flows.

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

Item 4 — Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5 — Market For Registrant’s Common Equity and Related Stockholder Matters

         Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

        Market Information. Our Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “ESRX”. The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated. These prices have been adjusted to reflect the two-for-one stock split effective June 22, 2001, in the form of a stock dividend of one share for each outstanding share to holders of record on June 8, 2001.

	Fiscal Year 2002		Fiscal Year 2001
Common Stock	High	Low	High	Low
First Quarter	$57.98	$42.20	$51.4375	$34.8440
Second Quarter	65.90	46.50	58.0000	40.7500
Third Quarter	56.20	38.65	61.4500	44.1000
Fourth Quarter	58.75	45.83	61.1000	36.7400

         In May 2001 our stockholders approved our Amended and Restated Certificate of Incorporation was an amendment that consolidated and renamed our classes of common stock. Prior to the amendment we had 181,000,000 authorized shares of common stock consisting of 150,000,000 shares of Class A Common Stock and 31,000,000 shares of Class B Common Stock, and no shares of the Class B Common Stock were outstanding. Pursuant to the Amended and Restated Certificate of Incorporation, the Class B Common Stock was eliminated and each share of Class A Common Stock was renamed as “Common Stock.” As a result, we now have 181,000,000 shares of Common Stock authorized.

        Holders. As of February 28, 2003, there were 407 stockholders of record of our Common Stock. We estimate there are approximately 27,313 beneficial owners of our Common Stock.

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

         Recent Sales of Unregistered Securities

None.

Item 6 – Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and “Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in thousands, except per share data)	2002(2)	2001(3)	2000(4)	1999(5)	1998(6)
Statement of Operations Data (for the Year Ended December 31):

Revenues:
Revenues	$12,260,634	$8,588,000	$6,090,633	$3,795,954	$2,752,549
Other revenues	-	-	10,423	3,000	-

	12,260,634	8,588,000	6,101,056	3,798,954	2,752,549
Cost of revenues	11,437,216	7,992,132	5,562,089	3,337,755	2,512,674

Gross profit	823,418	595,868	538,967	461,199	239,875
Selling, general and administrative	451,692	358,691	338,755	294,194	148,990
Non-recurring charges	-	-	-	30,221	1,651

	371,726	237,177	200,212	136,784	89,234

Operating income	371,726	237,177	200,212	136,784	89,234
Other (expense) income, net	(42,068)	(28,933)	(204,680)	128,682	(12,994)

Income (loss) before income taxes	329,658	208,244	(4,468)	265,466	76,240
Provision for income taxes	125,795	83,172	3,553	108,098	33,566

Income (loss) before extraordinary item	203,863	125,072	(8,021)	157,368	42,674
Extraordinary item, net of tax	(1,027)	(372)	(1,105)	(7,150)	-

Net income (loss)	$202,836	$124,700	$(9,126)	$150,218	$42,674

Basic earnings (loss) per share:(1)
Before extraordinary item	$2.61	$1.60	$(0.10)	$2.18	$0.64
Extraordinary item, net of tax	(0.01)	-	(0.02)	(0.10)	-

Net income (loss)	$2.60	$1.60	$(0.12)	$2.08	$0.64

Diluted earnings (loss) per share:(1)
Before extraordinary item	$2.56	$1.56	$(0.10)	$2.13	$0.63
Extraordinary item, net of tax	(0.01)	-	(0.02)	(0.10)	-

Net income (loss)	$2.55	$1.56	$(0.12)	$2.03	$0.63

Weighted average shares outstanding:(1)
Basic	77,866	77,857	76,392	72,190	66,210
Diluted(7)	79,667	79,827	76,392	74,066	67,396

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$190,654	$177,715	$53,204	$132,630	$122,589
Working capital	(146,686)	(32,414)	(117,775)	(34,003)	117,611
Total assets	3,206,992	2,500,245	2,276,664	2,487,311	1,095,461
Debt:
Short-term debt	3,250	-	-	-	54,000
Long-term debt	562,556	346,119	396,441	635,873	306,000
Stockholders’ equity	1,002,855	831,997	705,244	699,482	249,694

Selected Data (for the Year Ended December 31):
Network pharmacy claims processed	354,880	293,996	299,584	273,909	113,177
Mail pharmacy prescriptions filled	27,170	20,493	15,183	10,608	7,426
Specialty distribution prescriptions filled(8)	3,082	1,889	1,120	604	-
Cash flows provided by operating activities	425,970	280,990	245,910	214,059	126,574
Cash flows used in investing activities	(548,728)	(76,719)	(73,578)	(759,576)	(426,052)
Cash flows provided by (used in)
financing activities	135,623	(79,549)	(251,627)	555,450	357,959
EBITDA(9)	$453,764	$315,358	$278,250	$208,651	$115,683

(1)	Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock splits effective June 22, 2001.

(2)	Includes the acquisition of Phoenix Marketing Group effective February 25, 2002, National Prescription Administrators and certain related entities effective April 12, 2002 and Managed Pharmacy Benefits, Inc. effective December 20, 2002.

(3)	Includes the acquisition of Centre d’autorisation et de paiement des services de sante, Inc. by our Canadian subsidiary effective March 1, 2001.

(4)	Includes a non-cash write-off of $165,207 ($103,089 net of tax) of our investment in PlanetRx.com, Inc. Includes an ordinary gain of $1,500 ($926 net of tax) on the restructuring of our interest rate swap agreements. The inclusion of these items resulted in a net $1.33 decrease in basic and diluted earnings per share.

(5)	Includes the acquisition of DPS effective April 1, 1999. Also includes non-recurring operating charges and a one-time non-operating gain of $30,221 ($18,188 net of tax) and $182,930 ($112,037 net of tax), respectively. The inclusion of these items resulted in net increases of $1.30 and $1.27 of basic and diluted earnings per share, respectively.

(6)	Includes the acquisition of ValueRx effective April 1, 1998. Also includes a non-recurring charge of $1,651 ($1,002 net of tax) which resulted in a $.02 decrease on basic and diluted earnings per share.

(7)	In accordance with FAS 128, basic weighted average shares were used to calculate 2000 diluted EPS as the 2000 net loss and the actual diluted weighted average shares (78,066 as of December 31, 2000) cause diluted EPS to be anti-dilutive.

(8)	The specialty distribution prescriptions filled are not available prior to 1999. The specialty distribution business started in the 1997, and the volume of activity in 1997-1998 was immaterial.

(9)	EBITDA is earnings before other income (expense), interest, taxes, depreciation and amortization, or operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company's performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

We have provided below a reconciliation of EBITDA to net cash provided by operating activities as we believe it is the most directly comparable measure calculated under Generally Accepted Accounting Principles:

	Year Ended December 31,
(in thousands)	2002	2001	2000	1999	1998
Operating income	$371,726	$237,177	$200,212	$136,784	$89,234
Depreciation and amortization	82,038	78,181	78,038	71,867	26,449

EBITDA	453,764	315,358	278,250	208,651	115,683
Current income taxes	(96,746)	(63,507)	(44,960)	(27,389)	(23,498)
Change in operating assets and
liabilities	63,995	10,629	19,273	57,130	39,379
Interest expense less amortization	(35,275)	(25,090)	(37,082)	(52,084)	(12,385)
Bad debt expense	17,865	8,356	12,843	4,989	4,583
Tax benefit from employee stock
options	16,940	20,769	15,456	3,201	1,345
Amortization of unearned comp
under employee plans	9,760	10,490	1,286	-	-
Undistributed loss from joint venture	(4,549)	(1,834)	-	-	-
Other, net	216	5,819	844	19,561	1,467

Net cash provided by operating activities	$425,970	$280,990	$245,910	$214,059	$126,574

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         As one of the largest full-service pharmacy benefit management (“PBM”) companies, we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. Our integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services, and informed decision counseling services through our Express Health LineSM division. We also provide non-PBM services, which include distribution of specialty pharmaceuticals through our Express Scripts Specialty Distribution Services subsidiary (“SDS”); verifying practitioner licensure and distribution of drug samples through our Phoenix Marketing Group subsidiary (“PMG”); and prior to June 12, 2001, infusion therapy services through our wholly-owned subsidiary IVTx, Inc., operating as Express Scripts Infusion Services.

         We report two segments, PBM and non-PBM. We derive revenues primarily from the sale of PBM services in the United States and Canada. Revenue generated by our segments can be classified as tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our mail pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, certain SDS services, and sample fulfillment and sample accountability services by PMG. Tangible product revenue generated through both our PBM and non-PBM segments represented 98.6% of revenues for the year ended December 31, 2002 as compared to 98.3% and 98.6%, respectively, for the years ended December 31, 2001 and 2000.

         Our business has grown through strategic acquisitions over the last few years. On April 12, 2002, we acquired National Prescription Administrators, Inc. and certain related entities (“NPA”) for approximately $466 million in cash and Express Scripts stock. We also acquired certain assets and liabilities of Phoenix Marketing Group in February 2002 and of Managed Pharmacy Benefits, Inc. (“MPB”), a PBM subsidiary of Medicine Shoppe International, Inc. (“MSI”), in December 2002. Consequently, our operating results include those of MPB from December 19, 2002, NPA from April 12, 2002, and PMG from February 25, 2002. In addition to growth through acquisitions, we have been successful in adding significant new clients in recent years, including the contracts we were awarded by the Department of Defense (“DoD”) TRICARE Management Activity in 2002 to provide mail pharmacy services for the TRICARE Program (starting in March 2003) and by United Health Group in 2001 to provide retail network and mail pharmacy services to members of AARP.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may be different from our estimates. Certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” and with the other notes to the consolidated financial statements.

REVENUE RECOGNITION

        Revenues from our PBM segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our nationwide network, and by providing services to drug manufacturers, including administration of rebate and discount programs.

        Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from our members, are recorded when the prescription is shipped. At the time of shipment our earnings process is complete; the obligation of our customer to pay for the drugs is fixed, and due to the nature of the product, the member may not return the drugs nor receive a refund.

        Revenues related to the sale of prescription drugs by retail pharmacies in our nationwide network consist of the amount the client has contracted to pay us for the dispensing of such drugs together with any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue, and payments to the network pharmacy providers as cost of revenue in compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed as specified within our provider contracts. In addition, under many of our client contracts, we may realize a positive or negative margin represented by the difference between the separately negotiated ingredient costs we will receive from our clients and negotiated ingredient costs we will pay to our network pharmacies. These factors indicate Express Scripts is a principal as defined by EITF 99-19 and as such we record ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of revenues. In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member. As such, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

        If we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we record only our administrative fees as revenue. For these clients, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions we act as a conduit for the client. Because we are not the principal in these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.

        We bill our clients based upon a predetermined billing schedule. At the end of a period, any unbilled revenues related to the sale of prescription drugs by retail pharmacies are estimated based on the amount we will pay to the pharmacies and historical gross margin. Those amounts due from our clients are recorded as revenue as they are contractually due to us for past transactions. Minor adjustments are made to these estimated revenues to reflect actual billings at the time clients are billed.

        We administer two rebate programs through which we receive rebate and administrative fees from pharmaceutical manufacturers. We recognize rebates and administrative fees receivable from manufacturers and the corresponding amounts payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these revenues are not dependent upon future pharmaceutical sales. When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue. When we provide formulary management services to a client in conjunction with claims processing, we record rebates and administrative fees received from manufacturers as a reduction of cost of revenues and the portion of the rebate payable to customers is treated as a reduction of revenue. With respect to rebates based on actual market share performance we estimate the portion of rebates payable to clients based on historical sharing percentages and our estimate of rebates receivable from pharmaceutical manufacturers. These estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid. With respect to rebates not based on actual market share performance, no estimation is required because the client portion is determinable when the drug is dispensed (see further discussion under “— Cost of Revenues”).

        Certain implementation and other fees paid to clients upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are recorded as a reduction of revenue. Where they are refundable upon cancellation, these payments are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

        Revenues from our non-PBM segment are derived from specialty distribution services, sample fulfillment and sample accountability services and through June 12, 2001, infusion services. Revenues earned by our specialty distribution subsidiary include administrative fees received from pharmaceutical manufacturers for dispensing or distributing of consigned pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in our SDS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

         Our Phoenix Marketing Group subsidiary records an administrative fee for verifying practitioner licensure and then distributing consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

COST OF REVENUES

         As mentioned previously, we administer two rebate programs through which we receive rebate and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of these programs performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue. Manufacturer rebates and associated administrative fees are recognized as earned when the prescriptions covered under contractual agreements with the manufacturers are dispensed. These revenues are not dependent upon future pharmaceutical sales. With respect to rebates based on actual market share performance, we estimate rebates receivable from pharmaceutical manufacturers on a quarterly basis based on our estimate of the number of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billing to the manufacturers has been completed. With respect to rebates that are not based on market share performance, no estimation is required because the manufacturer billing amounts are determinable when the drug is dispensed. We share all or a portion of rebates with clients.

RECEIVABLES

        Based on our revenue recognition policies discussed above, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing, typically within 30 days based on the contractual billing schedule agreed upon with the client. In addition, revenue and unbilled receivables for rebates based on market share performance are calculated quarterly based on an estimate of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and the rebate per prescription have been determined and the billing to the manufacturers has been completed. Historically, adjustments to our original estimates have been immaterial.

        We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions.

RESULTS OF OPERATIONS

PBM GROSS PROFIT

	Year Ended December 31,
(in thousands)	2002	Increase/ (Decrease)	2001	Increase/ (Decrease)	2000
Network revenues	$8,415,286	40.8%	$5,977,741	43.5%	$4,165,005
Mail revenues	3,594,989	47.2	2,441,646	45.2	1,681,648
Service revenues	86,862	(7.9)%	94,345	(39.5)%	155,936
Other revenues	-	nm	-	nm	10,423

Total PBM revenues	12,097,137	42.0%	8,513,732	41.7%	6,013,012
Cost of PBM revenues	11,318,499	42.4%	7,944,234	44.5%	5,501,312

PBM Gross Profit	$778,638	36.7%	$569,498	11.3%	$511,700

nm = not meaningful

         Revenues for network pharmacy claims increased $2,437,545,000 or 40.8% in 2002 over 2001 and $1,812,736,000, or 43.5%, in 2001 over 2000. The increase in 2002 network pharmacy claims revenue over 2001 is due to higher drug ingredient costs, the acquisition of NPA, an increase in the rate of utilization of prescription drugs by members and a higher mix of clients utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the client. As previously discussed under “—Critical Accounting Policies,” when clients utilize our retail pharmacy networks, we record ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of revenue. The increase in drug ingredient costs is primarily attributable to increases in the average wholesale price index used to calculate payments due to pharmacies and payments due from clients. Network pharmacy claims processed increased 20.7% to 354,890,000 in 2002 over 2001. Excluding NPA, network pharmacy claims processed increased 10.1% over 2001. The increase in network pharmacy claims revenue in 2001 over 2000 is primarily due to a higher mix of clients utilizing our retail pharmacy networks, increased membership and member utilization, and higher drug ingredient costs.

         The average revenue per network pharmacy claim increased 16.6% to $23.71 over 2001 due to higher drug ingredient costs, the acquisition of NPA and a higher mix of clients utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the client. As previously discussed under “—Critical Accounting Policies,” when clients utilize our retail pharmacy networks, we record ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of revenue. As expected, we saw a higher mix of clients utilizing our retail pharmacy networks, partially due to the early 2002 loss of a large client utilizing their retail pharmacy network. The average revenue per network pharmacy claim increased 46.2% in 2001 over 2000 primarily as a result of the increased rate of historical Express Scripts and DPS clients moving to our retail pharmacy networks.

         Mail pharmacy revenues and mail pharmacy prescriptions filled increased $1,153,343,000, or 47.2% and 6,662,000, or 32.5%, respectively, during 2002 over 2001. These increases are primarily due to an increased rate of utilization of prescription drugs by members, the acquisition of NPA and higher drug ingredient costs. Excluding NPA, mail pharmacy claims processed increased 19.9%. In 2001, revenues for mail pharmacy services and mail pharmacy prescriptions filled increased $759,998,000, or 45.2% and 5,310,000 or 35.0%, respectively, over 2000 primarily due to increased membership and member utilization. The average revenue per mail pharmacy claim increased 11.1% in 2002 over 2001 and 7.6% in 2001 over 2000 primarily due to higher drug ingredient costs.

         Included in PBM revenues are amounts received from pharmaceutical manufacturers in support of certain programs, such as our Drug Choice Management Program and our Therapy Adherence Program. Such programs support our clients’ formulary choices. These payments are not part of our rebate program. When we receive manufacturer support for these programs, we disclose in our program communications that one or more manufacturers have provided financial support for the program. We have been phasing out manufacturer funding for these programs, and such funding will be completely phased out by October 1, 2003. We will continue to provide formulary support programs without this targeted manufacturer funding. Manufacturer funding for these programs totaled $22,538,000, $24,705,000, and $30,427,000, respectively, for 2002, 2001 and 2000.

         Other revenue decreased $10,423,000 in 2001 from 2000 due to the restructuring of an agreement with PlanetRx.com, Inc. (“PlanetRx”) in July 2000. Other revenue in 2000 included a $4,300,000 fee from PlanetRx to terminate the prior contract and no additional cash payments were made to us under the restructured agreement.

         Our PBM cost of revenues increased 41.0% in 2002 over 2001 and 37.6% in 2001 over 2000, mainly as a result of the increase in PBM revenues discussed above. The increase in cost of revenues in 2002 was partially offset by a contract renegotiation with a large client, resulting in the elimination of a contract pricing reserve in the first quarter of 2002. The elimination of the reserve is a non-recurring, non-cash decrease in cost of revenues and was approximately $15 million. PBM cost of revenues grew slightly faster than revenues in 2002 and 2001 as a result of a larger percentage of our clients being recorded on the Gross Basis, for which we record the drug ingredient cost in cost of revenues (see further discussion under “—Critical Accounting Policies”).

         We have been successful in offsetting margin pressure due to lower pricing on administrative fees and other clinical programs with higher profits from increased utilization of our mail service pharmacies, increased utilization of generic drugs and improved formulary compliance, and we expect these trends to continue. Our PBM gross profit increased $209,139,000 or 36.7% in 2002 over 2001 and $57,798,000 or 11.3% in 2001 over 2000. A portion of the 2002 increases resulted from the acquisition of NPA, the increase in the average wholesale price index and the contract renegotiation with a large client in the first quarter of 2002, discussed above. In addition, increases in 2002 and 2001, were partially the result of increased mail utilization and a shift to utilization of generic versus brand drugs, on which we earn higher margins. For 2002, generic drugs comprised 44.2% of all prescriptions compared to 41.1% in 2001.

         During 2002, we early adopted EITF No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” (see further discussion under “—Other Matters”). EITF 02-16 requires any consideration received from a vendor to be characterized as a reduction of cost of revenues. Therefore, our 2002, 2001 and 2000 revenues have been reduced by $926,750,000, $740,782,000, and $810,393,000, respectively. Cost of revenues have been reduced by the same amounts. These amounts represent the gross amount of rebates and administrative fees received from pharmaceutical manufacturers. Our client’s portion, a majority of such amounts, which represents in excess of 50%, will continue to be classified as a reduction of revenues. Our consolidated gross profit was not impacted as a result of this adoption.

NON-PBM GROSS PROFIT

	Year Ended December 31,
(in thousands)	2002	Increase/ Decrease	2001	Increase/ Decrease	2000
Non-PBM revenues	$163,497	120.1%	$74,268	(15.6)%	$88,044
Non-PBM cost of revenues	118,717	147.9%	47,898	(21.2)%	60,777

Non-PBM gross profit	$44,780	69.8%	$26,370	(3.3)%	$27,267

        The increase in revenue for non-PBM services in 2002 over 2001 is primarily due to the additional volume in SDS, including the sample card programs we administer for certain manufacturers, where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues. We also began recording revenues from PMG after the acquisition was completed on February 25, 2002. The increase in 2002 non-PBM revenues from SDS growth and the PMG acquisition was partially offset by the discontinuance of our acute home infusion services revenue-generating activities on June 12, 2001. The discontinuation of our acute home infusion services in 2001 was also a primary reason for the decrease in non-PBM revenues in 2001 as compared to 2000. The 2001 decrease from the sale of our Infusion Services subsidiary was partially offset by additional volume in SDS.

         Non-PBM cost of revenues and gross profit increased 147.8% and 69.8%, respectively, in 2002 as compared to 2001, reflecting the increased volume in SDS and the addition of PMG. The percentage increase in non-PBM cost of revenues grew faster than the percentage increase in revenues due to the additional volume in the sample card program (discussed above) and other specialty distribution programs where we include the ingredient costs of pharmaceuticals in our SDS revenues and cost of revenues. The percentage increase in the non-PBM cost of revenues was partially offset by PMG, which does not purchase samples from the manufacturers, but records an administrative fee for verification of practitioner licensure and distribution of samples to doctors based on orders received from pharmaceutical sales representatives. As with revenues, the 2002 increases in cost of revenues and gross profit were partially offset by the discontinuance of our acute home infusion services business in mid-2001. Cost of revenues for non-PBM services decreased 21.2% in 2001 as compared to 2000, while non-PBM revenues decreased only 15.6% primarily due to the discontinuance of our acute home infusion services, which was less profitable than our SDS business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased $93,001,000 or 25.9% in 2002 over 2001 due, in part, to the acquisitions of NPA and PMG, and costs incurred for the integration of NPA and PMG ($2,035,000 during the twelve months ended December 31, 2002). We regularly explore the use of emerging technologies to improve the operational and administrative support functions of providing the pharmacy benefit. Several projects designed to promote member, client and physician connectivity, enhance the adjudication process and improve the overall delivery of the pharmacy benefit were initiated during 2002. As a result of our review of the useful lives of assets supporting our business processes, we reduced the estimated useful lives of existing systems due to the progress in implementing new technologies. Accordingly, we recorded increased depreciation expense of $29,904,000 (of which $6,440,000 was recorded in cost of revenues) related to the shortened useful lives. During 2002, we recorded charitable contributions of approximately $13.8 million, the majority of which was contributed to the Express Scripts Foundation, an independent charitable foundation established by Express Scripts in 2001. The Express Scripts Foundation was established primarily to support healthcare and educational causes, (see “—Liquidity and Capital Resources”).

        Increases in selling, general and administrative expenses from acquisitions, depreciation and contributions, as discussed above, were partially offset by the adoption of Financial Accounting Standards Board Statement No. (“FAS”) 142, “Goodwill and Other Intangible Assets,” which eliminates goodwill amortization. A total of $35,693,000 ($26,299,000 after tax) and $35,031,000 ($25,708,000 after tax) of goodwill was amortized in 2001 and 2000, respectively. Excluding depreciation and amortization, selling, general and administrative expenses as a percentage of revenue were 3.0% for the twelve months ended December 31, 2002 as compared to 3.2% last year and 3.9% for the twelve months ended December 31, 2000.

        As compared to 2000, selling, general and administrative expenses increased $19,936,000, or 5.9%, in 2001. The increases are primarily due to expenditures required to support the continued growth and development of our pharmacy benefit management. These increases were partially offset by a net decrease in depreciation and amortization expense. Increases in depreciation and amortization associated with additional property and equipment placed into service was more than offset by a decrease in amortization expense related to the UnitedHealthcare customer contract intangible asset, which fully amortized in 2000.

OTHER (EXPENSE) INCOME, NET

        On February 22, 2001, we entered into an agreement with AdvancePCS and Medco Health Solutions, Inc. (formerly, Merck-Medco, L.L.C; “Medco”) to form RxHub, LLC (“RxHub”). RxHub is an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. The company is designed to operate as a conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years with approximately $9.5 million invested through December 31, 2002 and an additional $4.0 million to be invested during 2003. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub’s loss for 2002 and 2001 is $4,549,000 ($2,825,000 net of tax) and $1,834,000 ($1,139,000 net of tax), respectively, and has been recorded in other (expense) income, net in our Consolidated Statement of Operations. Our investment in RxHub (approximately $3,117,000 and $3,866,000 at December 31, 2002 and 2001, respectively) is recorded in other assets on our Consolidated Balance Sheet.

        The $10,420,000 or 38.5% increase in net interest expense for the year ended December 31, 2002 over 2001 is primarily due to the addition of $325 million of Term B loans and the $100 million draw down on our revolving credit facility during 2002 primarily to finance the NPA acquisition. Interest expense was positively impacted by 2002 prepayments of $105 million of Term A loans and repayment of all amounts outstanding under our revolving credit facility. Net interest expense decreased $12,374,000 or 31.3% in 2001 over 2000 as a result of debt prepayments in 2001 and 2000. Associated with the prepayment of our loans during 2000, we recorded an ordinary gain in interest expense of $1.5 million ($926,000 net of tax) due to the restructuring of our interest rate swap agreements (see “—Market Risk”). Additionally, we repurchased $10,115,000 of our Senior Notes during 2000 (see “—Liquidity and Capital Resources”).

        During 2000, we recorded a $165,207,000 ($103,089,000 net of tax) non-cash impairment charge on our investment in PlanetRx common stock as the loss in value was deemed to be other than temporary. This partially offsets a one-time non-cash gain of $182,930,000 recorded in 1999. Any unrealized loss associated with recording our investment in PlanetRx at current market value previously recorded in stockholders’ equity was written off to the current period earnings, in addition to any additional charges necessary to write-off our investment in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Additionally, during 2000, we made charitable donations of 200,000 shares of our PlanetRx common stock (after giving effect to the December 4, 2000 8-for-1 reverse stock split) and realized selling, general and administrative expense related to the donation of approximately $713,000.

        Therefore, at December 31, 2002 and 2001 we own approximately 1,096,000 common shares, or 1.8% and 17.8%, respectively, of PlanetRx (after giving effect to the December 4, 2000 8-for-1 reverse stock split) which are carried at no value.

PROVISION FOR INCOME TAXES

        Our effective tax rate decreased to 38.2% in 2002 from 39.9% in 2001. The decrease is primarily due to the adoption of FAS 142, which eliminated the amortization of goodwill, a portion of which is non-deductible. Our effective tax rate of 39.9% for 2001 reflects the benefit of lower taxes paid in several states and a decrease in non-deductible goodwill as a percentage of taxable income. Our $165,207,000 write-off of marketable securities in 2000 (see “—Other (Expense) Income, net”), resulted in a pre-tax loss of $4,468,000. Despite the $62,118,000 tax benefit arising from the write-off, we had a tax provision of $3,553,000 reflecting tax expense on non-deductible goodwill and customer contract amortization as well as expense of $574,000 from the ordinary gain on the restructuring of our swaps in 2000 (see “—Other (Expense) Income, net”).

NET INCOME AND EARNINGS PER SHARE

        Net income increased $78,136,000 or 62.7% for the year ended December 31, 2002 over 2001. During 2002, we recorded an extraordinary charge of $1,027,000, net of tax, due to the write off of deferred financing fees on the prepayment of debt (see “—Liquidity and Capital Resources”).

        Basic and diluted earnings per share increased 62.5% and 63.5%, respectively for the twelve months ended December 31, 2002 over 2001. Excluding goodwill amortization, our net income increased $51,837,000 or 34.3% in 2002 over 2001 while basic and diluted earnings per share increased 34.0% and 34.9% in 2002 over 2001, respectively. Excluding goodwill amortization in 2001 and 2000, our net income increased $134,417,000 in 2001 over 2000 while basic and diluted earnings per share increased $1.72 and $1.68, respectively.

        Our 2001 net income increased $133,826,000 from a loss of $9,126,000 in 2000. Net income for 2000 was affected by the following one-time items:

  A non-cash impairment charge during the second and fourth quarters of 2000 totaling $165,207,000 ($103,089,000 net of tax) relating to our PlanetRx investment (see “—Other (Expense) Income, net”)
  An extraordinary loss on the early retirement of debt due to the write-off of deferred financing fees during the third and fourth quarters of 2000 totaling $1,790,000 ($1,105,000 net of tax) (see “—Liquidity and Capital Resources”)
  An ordinary gain in the amount of $1,500,000 ($926,000 net of tax) on the restructuring of our interest rate swap agreements related to the early retirement of debt in the third quarter of 2000 (see “—Market Risk”)

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

        During 2002, net cash provided by operations increased $144,980,000 to $425,970,000 from $280,990,000 in 2001. This increase is primarily due to changes in our results of operations and management of working capital. In addition, net cash provided by operations in 2001 was negatively impacted by the termination of a large contract in late 2000, which resulted in the payment of remaining liabilities during the first and second quarters of 2001. During 2001, net cash provided by operations increased $35,080,000 to $280,990,000 from $245,910,000 in 2000.

        As a percent of accounts receivables, our allowance for doubtful accounts was 3.5% and 2.7% at December 31, 2002 and 2001, respectively. We increased the allowance for doubtful accounts in 2002 primarily for certain customers who are experiencing financial difficulties in the current economy.

        We established the Express Scripts Foundation, an independent charitable foundation, in 2001. During 2002, we recorded, as selling, general and administrative expense, charitable contributions of approximately $13.8 million, the majority of which was contributed to the Express Scripts Foundation. The Company has no commitment to make future contributions to the Foundation; we expect any future contributions would be funded from operating cash flow.

        Our capital expenditures in 2002 increased $4,017,000 or 7.0% over 2001 and decreased $22,932,000, or 28.6%, in 2001 as compared to 2000. The increase in capital expenditures in 2002 as compared to 2001 is partially due to the construction of a new Tempe mail order facility in order to manage growth. Through the fourth quarter of 2002, $11.9 million has been spent related to this project and we anticipate additional expenditures of $20.0 to $25.0 million will be incurred during the first quarter of 2003. The decrease in capital expenditures in 2001 as compared to 2000 reflects the completion of various projects in 2000, including the renovation of our St. Louis operations facilities, enhancement of services provided to our clients and activities related to the integration of acquired companies. We expect to continue to invest in technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with working capital borrowings under our revolving credit facility, discussed below.

        During the second quarter of 2002, the DoD TRICARE Management Activity selected us to provide mail pharmacy services for the TRICARE Program. The new five-year contract, which became operational at the beginning of March 2003, covers nearly nine million United States Armed Forces personnel and dependents worldwide. In preparation for this new contract, we purchased inventory of approximately $2.0 million during the fourth quarter of 2002. We incurred operating expenses, working capital expenditures and capital expenditures during the first quarter of 2003, including the purchase of $40.0 million additional inventory during the first quarter of 2003. Such expenditures were funded from operating cash flow.

        In December 2000, the Department of Health and Human Services (“HHS”) issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, among other things, impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The compliance date for the final privacy regulations is April 14, 2003. We will be required to comply with certain aspects of these regulations. For example, we are a “business associate” under HIPAA in some instances with respect to our health plan clients and a “covered entity” under HIPAA when service is provided through our mail service pharmacies. We have established a plan and a process for implementing all necessary changes to our business operations by the April 14, 2003 compliance date. Other HIPAA requirements relate to electronic transaction standards and code sets and the security of protected health information when it is maintained or transmitted electronically. HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003. The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003). Final security regulations under HIPAA were published on February 20, 2003, and for most entities, the compliance date for these regulations is April 21, 2005. We do not believe the costs we will incur in complying with these regulations will be material to our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

STOCK REPURCHASE PROGRAM

        During 2002, we utilized internally generated cash to repurchase 2,046,000 shares of our Common Stock for $107,121,000. As of December 31, 2002, we have repurchased a total of 5,803,000 shares of our common stock under the stock repurchase program that we announced on October 25, 1996. As of December 31, 2002, approximately 3,818,000 shares have been reissued in connection with employee compensation plans. In July 2002, our Board of Directors authorized an increase in our stock repurchase program from 6,500,000 shares to 10,000,000 shares. There is no limit on the duration of the program. Additional common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

ACQUISITIONS AND RELATED TRANSACTIONS

        On December 19, 2002, we entered into an agreement with MPB under which we acquired certain assets from MPB for approximately $14.0 million in cash and entered into an outsourcing arrangement with respect to MPB’s operations. MPB is a St. Louis-based pharmacy benefit manager and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc. MPB processes approximately 6.0 million retail claims and 85,000 mail order claims annually. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets other than goodwill in the amount of $2,526,000. This asset is included in other intangible assets on the balance sheet and is being amortized using the straight-line method over the estimated useful life of 20 years. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $15,000,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

        On April 12, 2002, we completed the acquisition of NPA, a privately held full-service PBM, for a purchase price of approximately $466 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustment of $46.8 million received during the third and fourth quarter of 2002. The transaction was accounted for under the provisions of FAS 141. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $76,290,000 and non-competition agreements in the amount of $2,860,000, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $398,835,000, which is not being amortized.

        The acquisition of NPA was funded with the proceeds of a new $325 million Term B loan facility, $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and $25 million in borrowings under our revolving credit facility. We have filed an Internal Revenue Code Section 338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible. We estimate this election will provide a tax benefit to us of approximately $85 million on a present value basis.

        On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group, a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. Phoenix Marketing Group is one of the largest prescription drug sample fulfillment and sample accountability companies. The acquisition has been accounted for under the provisions of FAS 141. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $4,000,000 and non-competition agreements in the amount of $180,000 which are being amortized using the straight-line method over the estimated lives of eight years and four years, respectively, and trade name in the amount of $1,700,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets acquired was preliminarily allocated to goodwill in the amount of $22,136,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

        On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d’autorisation et de paiement des services de sante, Inc. (“CAPSS”), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which was accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in our consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of the purchase price over tangible net assets acquired was allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 (at the March 1, 2001 exchange rate), which are being amortized using the straight-line method over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000 (at the March 1, 2001 exchange rate), which effective January 1, 2002 is no longer being amortized.

        We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in the future.

BANK CREDIT FACILITY

        During 2002, we utilized internally generated cash to prepay the remaining $105 million of our Term A loans and amended our existing credit facility to add a $325 million Term B loan to fund the acquisition of NPA. At December 31, 2002, our credit facility with a commercial bank syndicate consists of $325 million of Term B loans and a $150 million revolving credit facility (of which nothing is outstanding at December 31, 2002). As a result of the Term A debt prepayments during 2002, we recorded an extraordinary charge of $1,027,000, net of tax. During 2001, we prepaid $50 million of our Term A loans and recorded an extraordinary charge of $372,000, net of tax. Additional debt prepayments, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions. The revolving credit facility matures on March 31, 2005. The Term B loan has a maturity of six years and will amortize 1% in years one through four, 25% in year five and 71% in year six. The capital stock of most of our existing and subsequently acquired domestic subsidiaries has been pledged as collateral for the credit facility.

        On February 7, 2003, we prepaid $25 million of our Term B loan. The prepayment will reduce debt the principle amounts that mature in 2003 through 2007.

        Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates (“LIBOR”) or base rate options. Using a LIBOR spread, the Term B loans have an interest rate of 3.84% at December 31, 2002. The credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, dividends we may pay and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($150,000,000 at December 31, 2002). During 2002, the lenders approved the amendment of certain covenants, relating to restricted junior payments and asset sales, and a provision enabling a future accounts receivable securitization facility. At December 31, 2002, we were in compliance with all covenants associated with the credit facility.

        To alleviate interest rate volatility on our Term A and Term B loans, we have entered into interest rate swap arrangements, which are discussed in “—Market Risk” below.

BONDS

        In June 1999, we issued $250 million of 9.625% Senior Notes due 2009, of which approximately $10.1 million was repurchased on the open market during 2000. The Senior Notes, which require interest to be paid semi-annually on June 15 and December 15, are callable at 104.8% beginning in June 2004. The call payment premium decreases to 103.2% in June 2005, to 101.6% in June 2006, and beginning in June 2007 are callable at 100.0%. The Senior Notes are unconditionally and jointly and severally guaranteed by most of our wholly-owned domestic subsidiaries. The Senior Note indenture contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, dividends we may pay, certain investing activity, and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following table sets forth our schedule of current maturities of our long-term debt, excluding the deferred interest rate swap gain of $449,000 at December 31, 2002, and future minimum lease payments due under noncancellable operating leases (in thousands):

	Payments Due by Period as of December 31, 2002
Contractual bligations	Total	2003	2004 - 2005	2006 - 2007	AFTER 2007
Long-term debt (Note 6)	$565,357	$3,250	$6,500	$84,500	$471,107
Future minimum lease
payments (Note 9)	98,151	17,500	33,834	28,863	17,954

Total contractual cash
obligations	$663,508	$20,750	$40,334	$113,363	$489,061

OTHER MATTERS

The Securities and Exchange Commission (“SEC”) previously announced plans to review prior filings of each of the Fortune 500 companies. We received a comment letter from the SEC with respect to our Annual Report on Form 10-K for 2001 and subsequent quarterly reports on Form 10-Q. Most issues raised by the SEC relate to segment reporting, disclosure and reclassification matters and would not affect our consolidated results of operations, which include gross profit and net income, or the consolidated balance sheet and consolidated statement of cash flows. One issue raised in the SEC comment letter is whether we should include in revenue copayments paid by individual members to retail pharmacies with respect to prescriptions filled in one of the Company’s retail networks. We do not include such copayments in revenue. If we are required to include retail copayments in revenue, it would result in an increase in reported revenue for 2002 and 2001 of approximately 15 percent to 30 percent; cost of revenue would increase by an amount equal to the increase in revenue. Thus, our consolidated results of operations, which include gross profit and net income, and the consolidated balance sheet and consolidated statement of cash flows would not be affected. We are in discussions with the SEC about the issues raised in the comment letter.

        In 2002, we adopted FAS 141 and FAS 142,. FAS 141 requires all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires a reassessment of a company’s preexisting acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. The adoption of FAS 141 did not have a significant impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        FAS 142 requires goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating goodwill might be impaired. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation or the initial adoption of FAS 142, which would be recorded as a change in accounting principle). In accordance with the implementation provisions of FAS 142, we completed our transitional impairment test under FAS 142 during the second quarter of 2002, and our first annual impairment test during the fourth quarter of 2002, neither of which indicated any impairment.

        In July 2001, FAS 143, “Accounting for Asset Retirement Obligations” was issued. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. FAS 143 is effective for fiscal years beginning after June 15, 2002. We have not determined the impact that this statement will have on our consolidated financial position or consolidated results of operations.

        Effective January 1, 2002, we adopted FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 144 requires that long–lived assets to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of FAS 144 did not have an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        In April 2002, FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. This provision of FAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002 and will be implemented by us in January 2003. As a result of implementing FAS 145, the write-off of deferred financing fees, previously recorded as extraordinary loss, will be recorded in interest expense with prior year amounts reclassified. Implementation of FAS 145 will not have a significant impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        In July 2002, FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which deals with issues on the accounting for costs associated with a disposal activity, was issued. FAS 146 nullifies the guidance in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” by prohibiting liability recognition based on a commitment to an exit/disposal plan. Under FAS 146, exit/disposal costs will be expensed as incurred. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        In December 2002, FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FAS 123" was issued. FAS 148 provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of FAS 123. The statement also revises the disclosure provisions of FAS 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied from the original effective date of FAS 123. We have adopted the disclosure provisions of FAS 148 effective in 2002.

        In September 2002, the Emerging Issues Task Force released Issue (“EITF”) No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. This EITF issue applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance, and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. We have previously recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue.

         The transition provisions of EITF 02-16 require implementation for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 does not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. We have elected to early adopt the provisions of EITF 02-16. As a result of the adoption, our 2002, 2001 and 2000 revenues have been reduced by $926.8 million, $740.8 million and $810.4 million, respectively, representing the gross amount of rebates and administrative fees received from manufacturers. Cost of revenues have been reduced by the same amounts. We pay the majority of these amounts to our clients and the amounts that we pay over to our clients continue to be recorded as a reduction of revenue. Therefore, consolidated net income and consolidated gross profit have not changed.

        In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. It also clarifies that, in certain cases, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Implementation of FIN 45 is not expected to have a significant impact on our consolidated statement of operations, consolidated financial position or our consolidated cash flows.

        At December 31, 2002, NYLIFE LLC owned shares of our Common Stock representing approximately 20.3% of the outstanding shares, which includes the right to vote 6,900,000 shares of Common Stock that the Express Scripts Automatic Exchange Security Trust (the “Trust”), a closed-end investment company that is not affiliated with us, may deliver upon exchange of the Trust issued investment units. New York Life has agreed on behalf of itself and its subsidiaries, to vote these 6,900,000 shares of our Common Stock prior to delivery thereof by the Trust to the holders of the Trust investment units in the same proportion and to the same effect as the votes cast by our other stockholders at any meeting of stockholders, subject to the following exceptions: New York Life has agreed to vote its 16,240,000 shares (which includes the above described 6,900,000 shares) in favor of the slate of nominees for directors recommended by our Board of Directors for election by stockholders (provided that, so long as New York Life is entitled to representation on the Board of Directors, such slate includes New York Life’s nominees).

        In May 2001, our stockholders approved our Amended and Restated Certificate of Incorporation. Among the changes to the Certificate of Incorporation was an amendment that consolidated and renamed our classes of Common Stock. Prior to the amendment we had 181,000,000 authorized shares of Common Stock consisting of 150,000,000 shares of Class A Common Stock and 31,000,000 shares of Class B Common Stock. No shares of the Class B Common Stock were outstanding. Pursuant to the Amended and Restated Certificate of Incorporation, the Class B Common Stock was eliminated and each share of Class A Common Stock was renamed as “Common Stock.” As a result, we now have 181,000,000 shares of Common Stock authorized.

IMPACT OF INFLATION

        Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals, and accordingly we have been able to recover price increases from our clients under the terms of our agreements.

MARKET RISK

         Effective January 1, 2001, we adopted FAS 133 as amended, “Accounting for Derivative Instruments and Hedging Activities.” FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the Consolidated Balance Sheet and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during 2001 by $3,589,000, net of taxes, in the accompanying Consolidated Statement of Changes in Stockholder’s Equity due to a cumulative effect of change in accounting principle of $612,000, net of taxes, and additional deferred losses recorded during 2001 of $2,977,000.

        We use interest rate swap agreements to manage the impact of interest rate fluctuations on future variable interest payments under our bank credit facility. As of December 31, 2002, we have two swap agreements to fix the variable interest rate payments on approximately $150 million of our debt under our credit facility. Under one of our swap agreements, we agree to receive a variable rate of interest on the notional principal amount of approximately $100 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005. On October 1, 2002, we entered into a second swap agreement to fix the variable rate interest payments on an additional $50 million of debt under our credit facility. Under this swap agreement, which matures in September 2003, we agree to receive a variable rate of interest on the notional principal of $50 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 1.66% per annum.

        Our interest rate swap agreements are cash flow hedges which require us to pay fixed-rates of interest, and which hedge against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $5,786,000 and $5,798,000, pre-tax, at December 31, 2002 and 2001, respectively, is reported on the Consolidated Balance Sheet in other liabilities. The related deferred loss on our swap agreements, $3,585,000 and $3,589,000, net of taxes, at December 31, 2002 and 2001, respectively, is recorded in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the years ended December 31, 2002 and 2001, the loss on the ineffective portion of our swap agreement was not material to the consolidated financial statements.

        A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at December 31, 2002 would have caused the fair value of the swap to change by $159,000 pretax, resulting in a liability with a fair value of $5,946,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” above.

Item 8 — Consolidated Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and
Stockholders of Express Scripts, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index under Item 15 (a)(1) present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 3, 2003,

EXPRESS SCRIPTS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(in thousands, except share data)	2002	2001
Assets
Current assets:
Cash and cash equivalents	$190,654	$177,715
Receivables, net	988,544	883,827
Inventories	160,483	122,375
Deferred taxes	25,686	16,368
Prepaid expenses and other current assets	28,454	12,918

Total current assets	1,393,821	1,213,203
Property and equipment, net	168,973	165,263
Goodwill, net	1,378,436	942,280
Other intangible assets, net	251,111	165,349
Other assets	14,651	14,150

Total assets	$3,206,992	$2,500,245

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,084,906	$910,360
Accounts payable	255,245	181,784
Accrued expenses	200,356	153,473
Current maturities of long-term debt	3,250	-

Total current liabilities	1,543,757	1,245,617
Long-term debt	562,556	346,119
Other liabilities	97,824	76,512

Total liabilities	2,204,137	1,668,248

Commitments and Contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares
issued and outstanding	-	-
Common Stock, $0.01 par value, 181,000,000 shares authorized
79,834,000 and 79,230,000 shares issued and outstanding, respectively	798	792
Additional paid-in capital	503,746	492,229
Unearned compensation under employee compensation plans	(8,179)	(15,452)
Accumulated other comprehensive income	(4,422)	(4,593)
Retained earnings	614,950	412,114

	1,106,893	885,090
Common Stock in treasury at cost, 1,963,000 and 1,199,000
shares, respectively	(104,038)	(53,093)

Total stockholders’ equity	1,002,855	831,997

Total liabilities and stockholders’ equity	$3,206,992	$2,500,245

See accompanying Notes to Consolidated Financial Statements.

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2002	2001	2000
Revenues:
Revenues	$12,260,634	$8,588,000	$6,090,633
Other revenues	-	-	10,423

	12,260,634	8,588,000	6,101,056
Cost of revenues	11,437,216	7,992,132	5,562,089

Gross Profit	823,418	595,868	538,967
Selling, general and administrative	451,692	358,691	338,755

Operating income	371,726	237,177	200,212

Other income (expense):
Undistributed loss from joint venture	(4,549)	(1,834)	-
Write-off of marketable securities	-	-	(165,207)
Interest income	4,716	7,120	8,430
Interest expense	(42,235)	(34,219)	(47,903)

	(42,068)	(28,933)	(204,680)

Income (loss) before income taxes	329,658	208,244	(4,468)
Provision for income taxes	125,795	83,172	3,553

Income (loss) before extraordinary item	203,863	125,072	(8,021)
Extraordinary item, net of taxes	(1,027)	(372)	(1,105)

Net income (loss)	$202,836	$124,700	$(9,126)

Basic earnings (loss) per share:
Before extraordinary items	$2.61	$1.60	$(0.10)
Extraordinary item, net of taxes	(0.01)	-	(0.02)

Net income (loss)	$2.60	$1.60	$(0.12)

Weighted average number of common shares
outstanding during the period - Basic EPS	77,866	77,857	76,392

Diluted earnings (loss) per share:
Before extraordinary item	$2.56	$1.56	$(0.10)
Extraordinary item, net of taxes	(0.01)	-	(0.02)

Net income (loss)	$2.55	$1.56	$(0.12)

Weighted average number of common shares
outstanding during the period - Diluted EPS	79,667	79,827	76,392

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares		Amount
(in thousands)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 1999	23,981	15,020	$240	$150	$418,921	-	$(9,521)	$296,540	$(6,848)	$699,482

Comprehensive income:
Net loss	-	-	-	-	-	-	-	(9,126)	-	(9,126)
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	-	-	(131)	-	-	(131)
Recognition of prior period unrealized
loss on investment	-	-	-	-	-	-	9,555	-	-	9,555

Comprehensive income (loss)	-	-	-	-	-	-	9,424	(9,126)	-	298
Conversion of Class B Common Stock
to Class A Common Stock	15,020	(15,020)	150	(150)	-	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	-	-	(30,247)	(30,247)
Common stock issued under employee plans	43	-	-	-	9,031	(15,160)	-	-	7,607	1,478
Amortization of unearned compensation
under employee plans	-	-	-	-	-	1,484	-	-	-	1,484
Exercise of stock options	-	-	-	-	(2,021)	-	-	-	19,314	17,293
Tax benefit relating to employee stock options	-	-	-	-	15,456	-	-	-	-	15,456

Balance at December 31, 2000	39,044	-	390	-	441,387	(13,676)	(97)	287,414	(10,174)	705,244

Comprehensive income:
Net income	-	-	-	-	-	-	-	124,700	-	124,700
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	-	-	(907)	-	-	(907)
Cumulative effect of change in accounting
for derivative financial instruments, net
of taxes	-	-	-	-	-	-	(612)	-	-	(612)
Realized and unrealized losses on derivative
financial instruments, net of taxes	-	-	-	-	-	-	(2,977)	-	-	(2,977)

Comprehensive (loss) income	-	-	-	-	-	-	(4,496)	124,700	-	120,204
Stock split in form of stock dividend	39,292	-	393	-	(393)	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	-	-	(54,463)	(54,463)
Common stock issued under employee plans	78	-	1	-	13,728	(12,266)	-	-	-	1,463
Amortization of unearned compensation
under employee plans	-	-	-	-	-	10,490	-	-	-	10,490
Exercise of stock options	816	-	8	-	11,899	-	-	-	11,544	23,451
Tax benefit relating to employee stock options	-	-	-	-	20,769	-	-	-	-	20,769
Shares to be issued under contractual
Agreements (Note 4)	-	-	-	-	4,839	-	-	-	-	4,839

Balance at December 31, 2001	79,230	-	792	-	492,229	(15,452)	(4,593)	412,114	(53,093)	831,997

Comprehensive income:
Net income	-	-	-	-	-	-	-	202,836	-	202,836
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	-	-	167	-	-	167
Realized and unrealized losses on
derivative financial instruments,
net of taxes	-	-	-	-	-	-	4	-	-	4

Comprehensive income	-	-	-	-	-	-	171	202,836	-	203,007
Treasury stock acquired	-	-	-	-	-	-	-	-	(107,121)	(107,121)
Common stock issued under employee plans	52	-	-	-	2,895	(2,487)	-	-	2,270	2,678
Amortization of unearned compensation
under employee plans	-	-	-	-	-	9,760	-	-	-	9,760
Exercise of stock options	-	-	-	-	(29,978)	-	-	-	53,906	23,928
Tax benefit relating to employee stock options	-	-	-	-	16,940	-	-	-	-	16,940
Shares not issued under contractual agreements
(Note 4)	-	-	-	-	(4,734)	-	-	-	-	(4,734)
Stock issued for NPA acquisition	552	-	6	-	26,394	-	-	-	-	26,400

Balance at December 31, 2002	79,834	-	$798	$-	$503,746	$(8,179)	$(4,422)	$614,950	$(104,038)	$1,002,855

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$202,836	$124,700	$(9,126)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	82,038	78,181	78,038
Deferred income taxes	28,421	19,435	(42,092)
Bad debt expense	17,865	8,356	12,843
Write-off of marketable securities	-	-	165,207
Tax benefit relating to employee stock options	16,940	20,769	15,456
Extraordinary loss on early retirement of debt	1,655	602	1,790
Amortization of unearned compensation
under employee plans	9,760	10,490	1,286
Other, net	2,460	7,828	3,235
Changes in operating assets and liabilities, net of
changes resulting from acquisitions:
Receivables	63,812	(90,209)	(35,286)
Inventories	(31,191)	(12,321)	3,103
Other current and non-current assets	(15,065)	(16,844)	1,322
Claims and rebates payable	26,243	31,738	29,806
Other current and non-current liabilities	20,196	98,265	20,328

Net cash provided by operating activities	425,970	280,990	245,910

Cash flows from investing activities:
Purchases of property and equipment	(61,303)	(57,286)	(80,218)
Proceeds from sale of property and equipment	-	844	8,831
Acquisitions, net of cash acquired, and investment in joint venture	(487,982)	(20,265)	-
Other	557	(12)	(2,191)

Net cash used in investing activities	(548,728)	(76,719)	(73,578)

Cash flows from financing activities:
Repayment of long-term debt	(205,000)	(50,000)	(240,069)
Proceeds from long-term debt	425,000	-	-
Treasury stock acquired	(107,121)	(54,463)	(30,247)
Deferred financing fees	(3,862)	-	-
Cash received from employee stock-based plans	26,606	24,914	18,689

Net cash provided by (used in) financing activities	135,623	(79,549)	(251,627)

Effect of foreign currency translation adjustment	74	(211)	(131)

Net increase (decrease) in cash and cash equivalents	12,939	124,511	(79,426)
Cash and cash equivalents at beginning of year	177,715	53,204	132,630

Cash and cash equivalents at end of year	$190,654	$177,715	$53,204

Supplemental data:
Cash paid during the year for:
Restructuring charges	$-	$127	$3,318
Income taxes	93,170	23,367	30,814
Interest	38,461	31,488	48,172

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of significant accounting policies

        Organization and operations. We are one of the largest full-service pharmacy benefit management (“PBM”) companies independent of pharmaceutical manufacturer ownership in North America. We provide health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. Our integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services, and informed decision counseling services through our Express Health LineSM division. We also provide non-PBM services, which include distribution services through our Express Scripts Specialty Distribution Services subsidiary (“SDS”), drug sample fulfillment and sample accountability services through our Phoenix Marketing Group, Inc. (“PMG”) subsidiary, and prior to June 12, 2001, infusion therapy services through our wholly-owned subsidiary, IVTx, Inc., operating as Express Scripts Infusion Services.

        Basis of presentation.   The consolidated financial statements include our accounts and those of all our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% to 50% owned, are carried at equity. Certain amounts in prior years have been reclassified to conform with the 2002 classifications (see - "New accounting guidance"). The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the U.S., and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

        Earnings per share and weighted average shares oustanding included in Notes to Consolidated Financial Statements have been restated to reflect the two-for-one stock split effective June 22, 2001.

        Cash and cash equivalents.   Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative balances of $134,841,000 and $107,113,000 have been reclassified to claims and rebates payable at December 31, 2002 and 2001, respectively.

        Accounts receivable.   Based on our revenue recognition policies discussed below, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. In addition, revenue and unbilled receivables for rebates based on market share performance are calculated quarterly based on an estimate of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and the rebate per prescription have been determined and the billing to the manufacturers has been completed. Historically, adjustments to our original estimates have been immaterial. As of December 31, 2002 and 2001, unbilled receivables were $547,686,000 and $435,708,000, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

        We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. As of December 31, 2002 and 2001, we have an allowance for doubtful accounts of $35,822,000 and $24,157,000, respectively. The increase is primarily due to certain customers who are experiencing financial difficulties in the current economy.

        Inventories.   Inventories consist of prescription drugs and medical supplies that are stated at the lower of first-in first-out cost or market.

        Property and equipment.   Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture, five years for equipment and purchased computer software and three years for personal computers. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Research and development expenditures relating to the development of software for internal purposes, are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production, are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.

        Marketable securities.   All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement No. (“FAS”)115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. All marketable securities at December 31, 2002 and 2001 were recorded in other assets on our Consolidated Balance Sheet.

        Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and loss included in earnings. We held trading securities, consisting primarily of mutual funds, of $9,741,000 and $8,662,000 as of December 31, 2002 and 2001, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 11. Net losses recognized on the trading portfolio were $2,252,000, $396,000 and $75,000 in 2002, 2001 and 2000, respectively.

        Available–for–sale securities are reported at fair value, which is based upon quoted market prices, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income in stockholders’ equity until realized. Unrealized losses are recognized as expense when a decline in fair value is determined to be other than temporary. At December 31, 2002 and 2001, our investment in PlanetRx was the only available-for-sale security we held. During 2000, we recorded a non-cash impairment charge to fully write-off the value of our investment (see Note 3).

        Goodwill.   During 2002, we adopted FAS 142, “Goodwill and Other Intangible Assets.” In compliance with FAS 142, we stopped amortizing goodwill effective January 1, 2002. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we completed our transitional impairment test during the second quarter of 2002, and our first annual impairment test during the fourth quarter of 2002, neither of which indicated any impairment (see Note 2).

        Other intangible assets.    Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements and, excluding trade names which have an indefinite life, are amortized on a straight-line basis over periods from two to 20 years. The amount reported is net of accumulated amortization of $96,637,000 and $75,411,000 at December 31, 2002 and 2001, respectively. Amortization expense for customer contracts and non-compete agreements included in selling, general and administrative expenses was $12,540,000, $9,136,000 and $18,030,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense for deferred financing fees included in interest expense was $2,244,000, $2,009,000 and $2,391,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense for advance discounts paid to customers is recorded against revenue and was $4,786,000, $1,981,000 and $577,000 for 2002, 2001 and 2000, respectively.

        Impairment of long lived assets.   We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed as of December 31, 2002 and 2001.

        Fair value of financial instruments.   The carrying value of cash and cash equivalents, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity. The fair value of the interest rate swaps (an obligation of $5,786,000 and $5,798,000 at December 31, 2002 and 2001, respectively) was based on quoted market prices, which reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts. The fair value of our senior note facility ($267,615,000 and $265,073,000 at December 31, 2002 and 2001, respectively) was estimated based on quoted market prices.

        Revenue recognition.   Revenues from our PBM segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our nationwide network, and by providing services to drug manufacturers, including administration of rebate and discount programs.

        Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from our members, are recorded when the prescription is shipped. At the time of shipment our earnings process is complete; the obligation of our customer to pay for the drugs is fixed, and due to the nature of the product, the member may not return the drugs nor receive a refund.

        Revenues related to the sale of prescription drugs by retail pharmacies in our nationwide network consist of the amount the client has contracted to pay us for the dispensing of such drugs together with any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue, and payments to the network pharmacy providers as cost of revenue in compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed as specified within our provider contracts. In addition, under many of our client contracts, we may realize a positive or negative margin represented by the difference between the separately negotiated ingredient costs we will receive from our clients and negotiated ingredient costs we will pay to our network pharmacies. These factors indicate Express Scripts is a principal as defined by EITF 99-19 and as such we record ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of reveneus. In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member. As such, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

        If we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we record only our administrative or dispensing fees as revenue (the “Net Basis”). For these clients, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions we act as a conduit for the client. Because we are not the principal in these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.

        We bill clients based on a predetermined billing schedule. At the end of a period, any unbilled revenues related to the sale of prescription drugs by retail pharmacies are estimated based on the amount we will pay to the pharmacies and historical gross margin. Those amounts due from our clients are recorded as revenue as they are contractually due to us for past transactions. Minor adjustments are made to these estimated revenues to reflect actual billings at the time clients are billed.

         We administer two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers. We recognize rebates and administrative fees receivable from manufacturers and the corresponding amounts payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these revenues are not dependent upon future pharmaceutical sales. When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue. When we provide formulary management services to a client in conjunction with claims processing, we record rebates and administrative fees received from manufacturers as a reduction of cost of revenues and the portion of the rebate payable to customers is treated as a reduction of revenue. With respect to rebates that are based on actual market share performance, we estimate the portion of rebates payable to clients on a quarterly basis based on historical sharing percentages and our estimate of rebates receivable from pharmaceutical manufacturers. These estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid. With respect to rebates that are not based on market share performance, no estimation is required because the client portion is determinable when the drug is dispensed. We share all or a portion of rebates with clients (see further discussion under “— Cost of Revenues”).

        Certain implementation and other fees paid to clients upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are recorded as a reduction of revenue. Where they are refundable upon cancellation, these payments are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

        Revenues from our non-PBM segment are derived from specialty distribution services, sample fulfillment and sample accountability services and through June 12, 2001, infusion services. Revenues earned by our specialty distribution subsidiary include administrative fees received from pharmaceutical manufacturers for dispensing or distributing of consigned pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in our SDS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

        Our Phoenix Marketing Group subsidiary, records an administrative fee for verifying practitioner licensure and then distributing consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

        Cost of revenues.   Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling.

        As mentioned previously, we administer two rebate programs through which we receive rebate and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of these programs performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue. Manufacturer rebates and associated administrative fees are recognized as earned when the prescriptions covered under contractual agreements with the manufacturers are dispensed. These revenues are not dependent upon future pharmaceutical sales. With respect to rebates based on actual market share performance, we estimate rebates receivable from pharmaceutical manufacturers on a quarterly basis based on our estimate of the number of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billing to the manufacturers has been completed. With respect to rebates that are not based on market share performance, no estimation is required because the manufacturer billing amounts are determinable when the drug is dispensed. We share all or a portion of rebates with clients.

        Income taxes.   Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates.

        Earnings per share.   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all years are outstanding stock options and stock warrants (1,535,000, 1,738,000, and 833,000 in 2002, 2001 and 2000, respectively), any unvested shares and shares issuable pursuant to employee elected deferral under the executive deferred compensation plan (38,000, 22,000 and 3,000 in 2002, 2001 and 2000, respectively) and restricted stock we have issued (227,000, 196,000 and 1,000 in 2002, 2001 and 2000, respectively), all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.” Due to the net loss in 2000, all potentially dilutive common shares (942,000) have been excluded as they are anti-dilutive.

        Foreign currency translation.   The financial statements of ESI Canada, our Canadian operations, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada is the local currency and cumulative translation adjustments ($837,000 and $1,004,000 at December 31, 2002 and 2001, respectively) are recorded within the other comprehensive income component of stockholders’ equity.

        Employee stock-based compensation.   We account for employee stock options in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because we grant options at a price equal to market value at the time of grant. During 1996, FAS 123, “Accounting for Stock-Based Compensation” became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the fair value of options at the grant date for the years ended December 31, 2002, 2001 and 2000 (see also Note 11):

(in thousands, except per share data)	2002	2001	2000
Stock-based compensation
As reported	$8,250	$9,245	$1,247
Pro forma	26,648	25,681	19,295
Net income
As reported	$202,836	$124,700	$(9,126)
Pro forma	191,458	114,937	(19,796)
Basic earnings per share
As reported	$2.60	$1.60	$(0.12)
Pro forma	2.46	1.48	(0.26)
Diluted earnings per share
As reported	$2.55	$1.56	$(0.12)
Pro forma	2.39	1.44	(0.26)

        Comprehensive income.   In addition to net income, our components of comprehensive income (net of taxes) are foreign currency translation adjustments, cumulative effect of changes in accounting for derivative financial instruments, realized and unrealized losses on derivative financial instruments designated as cash flow hedges, and unrealized losses on available–for–sale securities. We have displayed comprehensive income within the Statement of Changes in Stockholders’ Equity.

        Segment reporting.   The segment information is derived from the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments (see Note 13).

        New accounting guidance.   In July 2001, FAS 143, “Accounting for Asset Retirement Obligations” was issued. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. FAS 143 is effective for fiscal years beginning after June 15, 2002. We have not determined the impact that this statement will have on our consolidated financial position or consolidated results of operations.

In April 2002, FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. This provision of FAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002 and will be implemented by us in January 2003. As a result of implementing FAS 145, the write-off of deferred financing fees, previously recorded as extraordinary loss, will be recorded in interest expense with prior year amounts reclassified to interest expense. Implementation of FAS 145 will not have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

        In July 2002, FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which deals with issues on the accounting for costs associated with a disposal activity, was issued. FAS 146 nullifies the guidance in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” by prohibiting liability recognition based on a commitment to an exit/disposal plan. Under FAS 146, exit/disposal costs will be expensed as incurred. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows.

        In December 2002, FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FAS 123” was issued. FAS 148 provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of FAS 123. The statement also revises the disclosure provisions of FAS 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied from the original effective date of FAS 123. We have adopted the disclosure provisions of FAS 148 effective in 2002.

        In September 2002, the Emerging Issues Task Force released Issue “EITF” No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. This EITF issue applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. We have previously recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue.

         The transition provisions of EITF 02-16 require implementation for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 do not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. We have elected to early adopt the provisions of EITF 02-16. As a result of the adoption, our 2002, 2001 and 2000 revenues have been reduced by $926.8 million, $740.8 million and $810.4 million, respectively, representing the gross amount of rebates and administrative fees received from manufacturers. Cost of revenues have been reduced by the same amounts. We pay the majority of these amounts to our clients and the amounts that we pay over to our clients continue to be recorded as a reduction of revenue. Therefore, consolidated net income and consolidated gross profit have not changed.

        In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. It also clarifies that, in certain cases, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Implementation of FIN 45 is not expected to have a significant impact on our consolidated statement of operations, consolidated financial position or our consolidated cash flows.

2.     Goodwill and Other Intangibles

        The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill
PBM (1)	$1,462,869	$106,569	$1,048,831	$106,551
Non-PBM	22,136	-	-	-

	$1,485,005	$106,569	$1,048,831	$106,551

Other intangible assets
PBM
Customer contracts	$263,490	$57,991	$184,612	$46,659
Other (2)	78,378	38,192	56,148	28,752

	341,868	96,183	240,760	75,411
Non-PBM
Customer contracts	4,000	417	-	-
Other	1,880	37	-	-

	5,880	454	-	-

Total other intangible assets	$347,748	$96,637	$240,760	$75,411

(1)	The change in accumulated amortization from December 31, 2001 to December 31, 2002 is a result of changes in foreign currency exchange rates.
(2)	Accumulated amortization at December 31, 2002 and 2001 includes cumulative, pre-tax, deferred financing fee write-offs of $15,689,000 and $14,034,000, respectively. Deferred financing fees are written off in conjunction with debt prepayments.

        The aggregate amount of amortization expense of other intangible assets was $17,324,000, $11,045,000 and $18,607,000 for the twelve months ended December 31, 2002, 2001 and 2000, respectively. The future aggregate amount of amortization expense of other intangible assets is $22,851,000 for 2003, $22,515,000 for 2004, $21,625,000 for 2005, $16,456,000 for 2006 and $13,791,000 for 2007. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and six years for other intangible assets.

        The following table compares our net income and per share amounts for twelve months ended December 31, 2002, to net income and per share amounts for the twelve months ended December 31, 2001 and 2000, adjusted to eliminate amortization of goodwill in 2001 and 2000.

(in thousands, except per share amounts)	2002	2001	2000
Reported net income	$202,836	$124,700	$(9,126)
Add back: Goodwill amortization, net of tax	-	26,299	25,708

Adjusted net income	202,836	150,999	$16,582

Reported basic earnings per share	$2.60	$1.60	$(0.12)
Add back: Goodwill amortization, net of tax	-	0.34	0.34

Adjusted basic earnings per share	$2.60	$1.94	$0.22

Reported diluted earnings per share	$2.55	$1.56	$(0.12)
Add back: Goodwill amortization, net of tax	-	0.33	0.33

Adjusted diluted earnings per share	$2.55	$1.89	$0.21

3.     Changes in business

        Joint venture.   On February 22, 2001, we entered into an agreement with AdvancePCS and Medco to form RxHub, LLC (“RxHub”). RxHub will be an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, pharmacy benefit management (“PBM”) companies and health plans. The company is designed to operate as conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the first five years of the joint venture with approximately $9.5 million invested through December 31, 2002 and an additional $4.0 million to be invested during 2003. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub’s loss for 2002 and 2001 is $4,549,000 ($2,825,000 net of tax) and $1,834,000 ($1,139,000 net of tax), respectively, and has been recorded in other income (expense), net, in our Consolidated Statement of Operations. Our investment in RxHub (approximately $3,117,000 and $3,866,000 at December 31, 2002 and 2001, respectively) is recorded in other assets on our Consolidated Balance Sheet.

        Acquisitions.  On December 19, 2002, we entered into an agreement with Managed Pharmacy Benefits, Inc. (“MPB”) under which we acquired certain assets from MPB for approximately $14.0 million in cash and entered into an outsourcing arrangement with respect to MPB’s operations. MPB is a St. Louis-based pharmacy benefit manager and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc. MPB processes approximately 6.0 million retail claims and 85,000 mail order claims annually. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to customer contracts in the amount of $2,526,000. This asset is included in other intangible assets on the balance sheet and is being amortized using the straight-line method over the estimated useful life of 20 years. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $15,000,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

        On April 12, 2002, we completed the acquisition of NPA, a privately held full-service PBM, for a purchase price of approximately $466 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustments of $46.8 million received during the third and fourth quarter of 2002. The transaction was accounted for under the provisions of FAS 141. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $76,290,000 and non-competition agreements in the amount of $2,860,000, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $398,835,000, which is not being amortized.

        The acquisition of NPA was funded with the proceeds of a new $325 million Term B loan facility, $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and $25 million in borrowings under our revolving credit facility. We have filed an Internal Revenue Code Section 338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible. We estimate this election will provide a tax benefit to us of approximately $85 million on a present value basis.

         On February 25, 2002, we purchased (through PMG) substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc., a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. PMG, one of the largest prescription drug sample fulfillment and sample accountability companies, works with pharmaceutical manufacturers worldwide to verify practitioner licensure and to deliver sample medicines and clinical information to physicians’ offices. Approximately 83 million and 95 million sample units were shipped by PMG or Phoenix Marketing Group (Holdings), Inc. in 2002 and 2001, respectively.

        The following unaudited pro forma information presents a summary of our combined results of operations and those of NPA and Phoenix as if the acquisitions had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results (in thousands, except per share data):

	Year Ended December 31,
	2002	2001
Total revenues	$12,905,791	$10,650,197

Income before extraordinary loss	205,964	132,246
Extraordinary loss	(1,027)	(372)

Net income	$204,937	$131,874

Basic earnings per share
Before extraordinary loss	$2.64	$1.68
Extraordinary loss	(0.01)	-

Net income	$2.63	$1.68

Diluted earnings per share
Before extraordinary loss	$2.58	$1.64
Extraordinary loss	(0.01)	-

Net income	$2.57	$1.64

        On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d’autorisation et de paiement des services de sante, Inc. (“CAPSS”), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which has been accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in the consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of US$5,149,000 (at the March 1, 2001 exchange rate), which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11,655,000 (at the March 1, 2001 exchange rate), which, effective January 1, 2002, is no longer being amortized. Pro forma information, as if CAPSS had been acquired as of the beginning of the year, is not being presented as the inclusion of CAPSS financial data would not have a material impact to our consolidated financial statements.

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

        On August 31, 1999, we, along with YourPharmacy.com, Inc. (“YPC”), our wholly-owned subsidiary, entered into an Asset Contribution and Reorganization Agreement (the “Contribution Agreement”) with PlanetRx, PRX Holdings, Inc. (“Holdings”), and PRX Acquisition Corp. (“Acquisition Sub”). Pursuant to the Contribution Agreement, YPC agreed to contribute certain operating assets constituting its e-commerce business in prescription and non-prescription drugs and health and beauty aids to Holdings in exchange for 19.9% of the post-initial public offering common equity of Holdings (the “IPO”), and PlanetRx was also to assume certain obligations of YPC. Simultaneously with this transaction, Acquisition Sub was to merge into PlanetRx and PlanetRx shareholders would receive stock in Holdings, which would change its name to “PlanetRx.com, Inc.” As a result of the transactions, YPC would be a 19.9% shareholder in the new PlanetRx (formerly Holdings), which would conduct business as an internet pharmacy.

        On October 13, 1999, the transactions described in the Contribution Agreement were consummated, YPC received 10,369,990 unregistered shares, or 19.9%, of the common equity of PlanetRx, and PlanetRx assumed options granted to YPC employees which converted into options to purchase approximately 1.8 million shares of PlanetRx common stock. In connection with the IPO, we also executed a 180 day lock-up agreement that prevented us from selling our shares until April 10, 2000. The consummation of the transactions occurred immediately preceding the closing of PlanetRx’s IPO of common stock. Based on the IPO price of $16 per share, YPC received consideration valued at $165,920,000. We recorded a one-time gain during 1999 (in other income) of $182,930,000 on the transaction, and a one-time stock compensation expense during 1999 (included in non-recurring expenses) of $19,520,000 relating to the YPC employee stock options. We accounted for this investment in PlanetRx on the cost method and reported our investment on the balance sheet at fair value in accordance with FAS 115 (see Note 1).

        As part of our agreement, PlanetRx was to pay us an annual fee of $11,650,000 and reimburse us for certain expenses of $3,000,000 over a five-year term, which could have extended to ten years if we met certain performance measures. Additionally, we were eligible to receive an incremental fee based upon the number of our members who placed their first order for prescription drug or non-prescription merchandise with PlanetRx. We recorded $10,423,000 and $3,000,000 of revenue during 2000 and 1999, respectively. We also reduced selling and general administrative expenses by $1,500,000 and $750,000 for reimbursement of certain expenses relating to our internet initiative during 2000 and 1999, respectively.

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

        During 2000, we recorded a non-cash impairment charge to write-off our investment in PlanetRx common stock as the loss in value was deemed to be other than temporary. Therefore, any unrealized losses associated with recording our investment in PlanetRx at current market value that we had recorded in stockholders’ equity were written off to the current period earnings, in addition to any additional charges necessary to write-off our investment. Additionally, during 2000 we donated approximately 200,000 shares (after giving effect to the 8-for-1 reverse stock split on December 4, 2000) of PlanetRx common stock and realized expenses related to the donation of approximately $713,000. At December 31, 2002 and 2001 we own approximately 1,096,000 shares, or 1.8% and 17.8%, respectively, (after giving effect to the 8-for-1 reverse stock split on December 4, 2000) of PlanetRx which are carried at no value.

4.     Contractual agreements

        In March 2002, we renegotiated certain terms of our relationship with Manufacturer's Life Insurance Company “Manulife” and entered into an amended agreement which, among other things, extended the term of the agreement through March 2009. During 2001, Manulife earned 101,000 shares of our common stock to be issued in 2002. In lieu of the issuance of the 101,000 shares, we made a cash payment to Manulife. Therefore, the advance discount recorded in other intangible assets as of December 31, 2001 was recorded against revenue during the first quarter of 2002. In addition, the amendment eliminated the ability for Manulife to receive shares of our common stock or the warrants contemplated in the original agreement.

5.    Property and equipment

        Property and equipment, at cost, consists of the following:

	December 31,
(in thousands)	2002	2001

Land	$2,585	$400
Buildings	6,615	-
Furniture	15,862	19,254
Equipment	100,213	106,299
Computer software	82,577	115,447
Leasehold improvements	16,560	18,237

	224,412	259,637

Less accumulated depreciation and amortization	55,439	94,374

	$168,973	$165,263

        Depreciation expense for 2002, 2001 and 2000 was $69,498,000, $33,345,000 and $24,977,000, respectively. We regularly explore the use of emerging technologies to improve the operational and administrative support functions of providing the pharmacy benefit. Several projects designed to promote member, client and physician connectivity, enhance the adjudication process and improve the overall delivery of the pharmacy benefit were initiated during 2002. As a result of our review of the useful lives of assets supporting our business processes, we reduced the estimated useful lives of existing systems due to the progress in implementing new technologies. Accordingly, depreciation expense increased by approximately $29,903,000 (of which $6,440,000 was recorded in cost of revenues).

6.    Financing

        Long-term debt consists of:

	December 31,
(in thousands)	2002	2001

Term A loans due March 31, 2005 with an interest rate of
3.37% at December 31, 2001, and a deferred interest rate
swap gain of $648 at December 31, 2001	$-	$105,648
Term B loans due March 31, 2008 with an interest rate of
3.84% at December 31, 2002 and a deferred interest rate
swap gain of $449 at December 31, 2002	325,449	-
9.625% Senior Notes due June 15, 2009, net of an
unamortized discount of $851 and $941, and an
unamortized interest rate lock of $1,323 and $1,527 at
December 31, 2002 and 2001, respectively	240,357	240,471

Total debt	565,806	346,119
Less current maturities	3,250	-

Long-term debt	$562,556	$346,119

        During 2002, we utilized internally generated cash to prepay the remaining $105 million of our Term A loans and amended our existing credit facility to add a $325 million Term B loan to fund the acquisition of NPA. At December 31, 2002, our credit facility with a commercial bank syndicate consists of $325 million of Term B loans and a $150 million revolving credit facility (of which nothing is outstanding at December 31, 2002). As a result of the Term A debt prepayments during 2002, we recorded an extraordinary charge of $1,655,000 ($1,027,000 net of tax). During 2001, we prepaid $50 million of our Term A loans and recorded an extraordinary charge of $602,000 ($372,000 net of tax). The Term B loan has a maturity of six years and will amortize 1% in years one through four, 25% in year five and 71% in year six. The capital stock of most of our existing and subsequently acquired domestic subsidiaries has been pledged as collateral for the credit facility.

        Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates (“LIBOR”) or base rate options. To alleviate interest rate volatility, we have entered into interest rate swap arrangements (see Note 7). The credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, dividends we may pay and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($150,000,000 at December 31, 2002). During 2002, the lenders approved the amendment of certain covenants, relating to restricted junior payments and asset sales, and a provision enabling a future accounts receivable securitization facility. At December 31, 2002, we are in compliance with all covenants associated with the credit facility.

        In June 1999, we issued $250 million of 9.625% Senior Notes due 2009, of which $10.1 million was repurchased on the open market during 2000. The Senior Notes, which require interest to be paid semi-annually on June 15 and December 15, are callable at specified prepayment premiums beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by most of our wholly-owned domestic subsidiaries. The Senior Note indenture contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, dividends we may pay, certain investing activity, and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio.

        The following represents the schedule of current maturities for our long-term debt, excluding the deferred gain ($449,000 at December 31, 2002)from the restructuring of an interest rate swap agreement in 2000 (amounts in thousands):

Year Ended December 31,

2003	$ 3,250
2004	3,250
2005	3,250
2006	3,250
2007	81,250
Thereafter	471,107

$ 565,357

        In February 2003, we utilized internally generated cash to prepay $25 million of our Term B Loan. The prepayment eliminates the maturities for 2003 through 2006 and reduces our 2007 maturity to $69,250,000.

        During 2000, we received $2,397,000 to restructure an existing interest rate swap agreement in conjunction with a prepayment of the Term A loans. We recognized $1,500,000 ($926,000 net of tax) against interest expense as an ordinary gain related to the prepayment of debt and the remaining $897,000 has been deferred and is being amortized over the remaining term of the loans. Interest expense was reduced by $199,000 during both 2002 and 2001 and $50,000 during 2000.

        During 1999, we entered into an interest rate lock related to our offering of $250 million Senior Notes. Upon issuance of the Senior Notes, we received $2,135,000, which is being amortized against interest expense over the term of the Senior Notes. Interest expense was reduced by $205,000, $206,000 and $286,000 during 2002, 2001 and 2000, respectively.

7.    Derivative financial instruments

Effective January 1, 2001, we adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS 137 and 138 (“FAS 133”). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during 2001 by $3,589,000, net of taxes, in the accompanying Consolidated Statement of Changes in Stockholders’ Equity due to a cumulative effect of change in accounting principle of $612,000 as of January 1, 2001, and additional deferred losses recorded during 2001 of $2,977,000.

We use interest rate swap agreements to manage our interest rate risk on future variable interest payments. At December 31, 2002, we have two swap agreements to fix the variable interest rate payments on approximately $150 million of our debt under our credit facility. Under one of our swap agreements, we agree to receive a variable rate of interest on the notional principal amount of approximately $100 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005. On October 1, 2002, we entered into a second swap agreement to fix the variable rate interest payments on an additional $50 million of debt under our credit facility. Under this swap agreement, which matures in September 2003, we agree to receive a variable rate of interest on the notional principal of $50 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 1.66% per annum.

Our present interest rate swap agreements are cash flow hedges which require us to pay fixed-rates of interest, and which hedge against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $5,786,000 and $5,798,000, pre-tax, at December 31, 2002 and 2001, respectively, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $3,585,000 and $3,589,000, net of taxes, at December 31, 2002 and 2001, respectively, are deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the years ended December 31, 2002 and 2001, the losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

8.     Income taxes

        The income tax provision consists of the following:

	Year Ended December 31,
(in thousands)	2002	2001	2000
Current provision:
Federal	$86,141	$57,601	$40,515
State	11,184	6,754	5,668
Foreign	(1,413)	(276)	(538)

Total current provision	95,912	64,079	45,645

Deferred provision:
Federal	27,443	18,045	(37,757)
State	2,533	1,112	(4,335)
Foreign	(93)	(64)	-

Total deferred provision	29,883	19,093	(42,092)

Total current and deferred provision	$125,795	$83,172	$3,553

Income taxes included in the Consolidated Statement of Operations are:

	Year Ended December 31,
(in thousands)	2002	2001	2000
Continuing operations	$125,795	$83,172	$3,553
Extraordinary loss on early retirement of debt	(628)	(228)	(685)

	$125,167	$82,944	$2,868

        A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2000, 1999 and 1998 is immaterial):

	Year Ended December 31,
	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.2	2.6	3.3
Non-deductible amortization of goodwill and
customer contracts	0.3	2.2	(103.6)
Other, net	(0.3)	0.1	(14.2)

Effective tax rate	38.2%	39.9%	(79.5)%

        The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:

	December 31,
(in thousands)	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$13,808	$8,519
Accrued expenses	-	4,866
Non-compete agreements	2,148	2,151
Deferred compensation	4,274	3,862
Restricted stock	4,412	3,762
Deferred loss on interest rate swap	2,195	2,209
Other	1,546	1,373

Gross deferred tax assets	28,383	26,742

Deferred tax liabilities:
Depreciation and property differences	(25,813)	(26,489)
Goodwill and customer contract amortization	(52,375)	(23,677)
Accrued expenses	(1,052)	-
Other	(3,971)	(3,061)

Gross deferred tax liabilities	(83,211)	(53,227)

Net deferred tax liabilities	$(54,828)	$(26,485)

        At December 31, 2002 and 2001, the net current deferred tax asset is $25,686 and $16,368, respectively, and the net long-term deferred tax liability, included in other liabilities is $80,514 and $42,853, respectively.

9.    Commitments and contingencies

        We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. We have entered into noncancellable agreements to sublet two facilities with remaining terms of three and four years. Rental expense under the office and distribution facilities leases in 2002, 2001 and 2000 was $16,272,000, $14,654,000 and $12,041,000, respectively. The future minimum lease payments due under noncancellable operating leases and minimum sublease rentals to be received in the future under noncancellable subleases are as follows (in thousands):

Year Ended December 31,	Minimum lease payments

2003	$17,500
2004	17,148
2005	16,686
2006	14,636
2007	14,227
Thereafter	17,954

$98,151

        For the year ended December 31, 2002, approximately 50% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available and that no other concentration risks exist at December 31, 2002.

        During September 2000, we sold our Albuquerque, New Mexico property and building for $7,806,000. These assets were then leased back from the purchaser over a period of ten years with the option to extend the terms up to an additional ten years. The resulting lease is being accounted for as an operating lease, and the resulting deferred gain of $4,136,000 is being amortized over the ten-year life of the lease.

        In the ordinary course of business (which includes the business conducted by entities we have acquired, prior to such acquisitiioins), various legal proceedings, investigations or claims pending have arisen against us and our subsidiaries (ValueRx and DPS continue to be parties to proceedings that arose prior to their April 1, 1998 and April 1, 1999 respective acquisition dates). The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in our opinion, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending are not expected to materially affect our consolidated financial position, consolidated results of operations and/or consolidated cash flows.

10.     Common stock

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

        Also in May 2001, the stockholders approved an Amended and Restated Certificate of Incorporation. Among the changes to the Certificate of Incorporation was an amendment, which consolidated and renamed our classes of common stock. Prior to the amendment we had 181,000,000 authorized shares of common stock consisting of 150,000,000 shares of Class A Common Stock and 31,000,000 shares of Class B Common Stock, and no shares of the Class B Common Stock were outstanding. Pursuant to the Amended and Restated Certificate of Incorporation, the Class B Common Stock was eliminated and each share of Class A Common Stock was renamed as “Common Stock.” As a result, we now have 181,000,000 shares of Common Stock authorized.

        Prior to November 7, 2000, NYLife Healthcare Management, Inc., a subsidiary of New York Life Insurance Company, owned all of our outstanding shares of Class B Common Stock. On November 7, 2000, NYLife Healthcare Management, Inc. exchanged each outstanding share of Class B Common Stock for one share of our Class A Common Stock and then immediately distributed such shares to NYLIFE LLC, another subsidiary of New York Life. Consequently, on November 7, 2000, we reacquired all of our outstanding Class B Common Stock. Immediately following the exchange and distribution to NYLIFE LLC, NYLIFE LLC completed the sale of 13,800,000 shares of our Class A Common Stock to the public through a secondary offering. Contemporaneously with this stock offering, the Express Scripts Automatic Exchange Security Trust, a closed-end investment company that is not affiliated with us, sold 6,900,000 investment units to the public. Upon maturity of the investment units, the Trust may deliver up to 6,900,000 shares of our Class A Common Stock owned by NYLIFE LLC to the holders of the investment units. We did not receive any proceeds from the secondary offering or the offering by the Trust.

        In August 2001, New York Life and NYLIFE, LLC entered into a ten-year forward sale contract with an affiliate of Credit Suisse First Boston Corporation with respect to 4,500,000 of its shares of Express Scripts Common Stock. Absent the occurrence of certain accelerating events, NYLIFE, LLC has reported that it retains the right to vote such forward sale shares during the term of the Forward Sale Contract. On February 11, 2002, NYLIFE LLC completed a distribution of 11,740,000 of its shares of our Common Stock to its parent, New York Life Insurance Company (“New York Life”). This distribution does not affect New York Life’s rights or obligations with respect to our Common Stock as described above. At December 31, 2002, New York Life and its wholly-owned subsidiary, NYLIFE LLC, collectively, owned shares of our Common Stock representing approximately 20.3% of the combined voting power of all classes of our common stock, which includes the right to vote 6,900,000 Common Stock that the Trust may deliver upon exchange of the Trust issued investment units. New York Life has agreed on behalf of itself and its subsidiaries, to vote these 6,900,000 shares of our Common Stock prior to delivery thereof by the Trust to the holders of the Trust investment units in the same proportion and to the same effect as the votes cast by our other stockholders at any meeting of stockholders, subject to the following exceptions: New York Life has agreed to vote its 16,240,000 shares (which includes the above described 6,900,000 shares) in favor of the slate of nominees for directors recommended by our Board of Directors for election by stockholders (provided that, so long as New York Life is entitled to representation on the Board of Directors, such slate includes New York Life’s nominees).

        Treasury shares are carried at first in, first out cost. As of December 31, 2002, we have repurchased a total of 5,803,000 shares of our Common Stock under the stock repurchase program that we announced on October 25, 1996, of which, 2,046,000 shares were repurchased during 2002. Approximately 3,818,000 shares have been reissued in connection with employee compensation plans through December 31, 2002. In February 2002, our Board of Directors approved an increase in our stock repurchase program from 5,000,000 shares (adjusted for the June 2002 two for one stock split) to 6,500,000 shares. In July 2002, our Board of Directors approved an increase in the stock repurchase program from 6,500,000 shares to 10,000,000 shares. There is no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

        As of December 31, 2002, approximately 2,916,245 shares of our Common Stock have been reserved for employee benefit plans (see Note 11).

         Preferred Share Purchase Rights. In July 2001 our Board of Directors adopted a stockholder rights plan which declared a dividend of one right for each outstanding share of our common stock. The rights plan will expire on July 25, 2011. The rights are currently represented by our common stock certificates. When the rights become exercisable, they will entitle each holder to purchase 1/1,000th of a share of our Series A Junior Participating Preferred Stock for an exercise price of $300 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the tenth day after a public announcement that a person, entity or group ("Person") has acquired 15% or more of our outstanding common stock ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any Person becoming an Acquiring Person; provided that any Person who beneficially owned 15% or more of our common stock as of the date of the rights plan will not become an Acquiring Person so long as such Person does not become the beneficial owner of additional shares representing 2% or more of our outstanding shares of common stock. In the event that any Person becomes an Acquiring Person, the rights will be exercisable for our common stock with a market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any Person becomes an Acquiring Person, we engage in certain mergers, consolidations, or sales of assets representing 50% or more of our assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person), the rights will be exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person.

11.     Employee benefit plans and stock-based compensation plans

        Retirement savings plan.   We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full time employees. Employees may elect to enter a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. For substantially all employees, we match 100% of the first 4% of the employees’ compensation contributed to the Plan. For the years ended December 31, 2002, 2001 and 2000, we had contribution expense of approximately $6,438,000, $4,994,000 and $4,718,000, respectively.

        Employee stock purchase plan.   We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our Common Stock. Participating employees may elect to contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 85% of the fair market value of our Common Stock as of either the beginning or the end of the participation period, whichever is lower. During 2002, 2001 and 2000, approximately 63,000, 34,000 and 64,000 shares of our Common Stock were issued under the plan, respectively. Our Common Stock reserved for future employee purchases under the plan is 319,809 at December 31, 2002.

        Deferred compensation plan.   We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2002, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our Common Stock and the remaining being allocated to a variety of investment options. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consists of mutual funds (see Note 1). We incurred approximately $3,781,000, $2,090,000 and $89,000 of compensation expense in 2002, 2001 and 2000, respectively. At December 31, 2002, 18,182 shares of our Common Stock have been reserved for future issuance under the plan.

        Stock-based compensation plans.   In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 and again in December 2001 (as amended, the “2000 LTIP”), which provides for the grant of various equity awards to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The amended 2000 LTIP was approved by our stockholders in May 2001. As of December 31, 2002, 2,578,254 shares of our Common Stock are available for issuance under this plan. During 2002, 2001 and 2000, we granted approximately 54,000, 228,000 and 453,000 restricted shares of Common Stock, 509,000 were issued from shares held in treasury, under the 2000 LTIP to certain of our officers and employees. These shares are subject to various cliff-vesting periods from three to ten years with provisions allowing for accelerated vesting based upon specific performance criteria. Prior to vesting, these restricted shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. Approximately 104,000 shares have been forfeited as of December 31, 2002. Unearned compensation relating to the restricted shares is recorded as a separate component of stockholders’ equity and is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2002, 2001 and 2000, unearned compensation was $5,698,000, $11,944,000 and $13,594,000, respectively, which is net of compensation expense for 2002, 2001 and 2000 of $8,250,000, $9,425,000 and $1,247,000, respectively.

        As a result of the Board’s adoption and stockholder approval of the 2000 LTIP, no additional awards will be granted under either of our 1992 amended and restated stock option plans (discussed below) or under our 1994 amended and restated Stock Option Plan (discussed below). However, these plans are still in existence as there are outstanding grants under these plans.

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

        We apply APB 25 and related interpretations in accounting for our plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted. Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income (loss) would have been reduced by $11,378,000, $9,763,000 and $10,670,000 for the years ended December 31, 2002, 2001 and 2000, respectively (see also Note 1).

        The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected life of option	3-5 years	2-5 years	1-6 years
Risk-free interest rate	1.4%-5.0%	1.7%-4.9%	6.0%-6.7%
Expected volatility of stock	54	55	56%-60%
Expected dividend yield	None	None	None

        A summary of the status of our fixed stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below.

	2002		2001		2000
(share data in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	5,992	$26.26	6,448	$20.58	6,572	$17.62
Granted	948	49.63	1,230	41.93	1,782	24.03
Exercised	(1,226)	19.50	(1,531)	15.25	(1,554)	11.16
Forfeited/Cancelled	(120)	35.66	(155)	22.93	(352)	24.28

Outstanding at end of year	5,594	31.50	5,992	26.26	6,448	20.58

Options exercisable at year end	2,889		2,758		2,524

Weighted-average fair value of
options granted during the year	$21.61		$19.06		$10.85

        The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/02	Weighted-Average Exercise Price

$5.38 - 19.31	1,503	4.67	$ 15.50	1,106	$ 14.54
19.47 - 27.56	1,251	6.43	26.09	857	26.16
28.22 - 39.24	1,401	6.41	36.52	721	35.72
40.19 - 47.95	1,143	6.29	46.76	180	44.42
48.34 - 54.90	296	6.24	52.95	25	51.11

$5.38 - 54.90	5,594	5.91	$ 31.50	2,889	$ 25.45

12.     Condensed consolidating financial statements

        Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. During 2000 and 2001, we undertook internal corporate reorganizations to eliminate various entities whose existence was deemed to be no longer necessary, including, among others, ValueRx, and to create several new entities to conduct certain activities, including Express Scripts Specialty Distribution Services (“SDS”), ESI Mail Pharmacy Service, Inc. (“ESI MPS”), Express Access Pharmacy, Inc. (“EAP”) and ESI Resources, Inc. (“ERI”). Consequently, the assets, liabilities and operations of ValueRx are included in those of the issuer, Express Scripts, Inc., and the assets, liabilities and operations of SDS, ESI MPS, EAP and ERI are included in those of the guarantors. Effective December 31, 2001, Practice Patterns Science, Inc. (“PPS”) was dissolved. The condensed consolidated non-guarantors’ financial statements for 2001 include the assets, liabilities and operations of PPS. During 2002, Phoenix Marketing Group LLC was established to acquire the assets of Phoenix. Subsequent to the acquisition on February 25, 2002, the assets, liabilities and operations of Phoenix Marketing Group, LLC have been included in those of the guarantors. In addition, subsequent to the acquisition of NPA on April 12, 2002, the assets, liabilities and operations of NPA have been included in those of the guarantors.

Condensed Consolidating Balance Sheet
(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2002
Current assets	$948,288	$427,890	$17,643	-	$1,393,821
Property and equipment, net	117,086	49,561	2,326	-	168,973
Investments in subsidiaries	1,664,602	1,176,251	-	(2,840,853)	-
Intercompany	823,318	(787,102)	(36,216)	-	-
Goodwill, net	241,457	1,121,863	15,116	-	1,378,436
Other intangible assets, net	70,755	171,833	8,523	-	251,111
Other assets	14,764	(358)	245	-	14,651

Total assets	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Current liabilities	$394,224	$1,144,827	$4,706	-	$1,543,757
Long-term debt	562,556	-	-	-	562,556
Other liabilities	58,777	39,264	(217)	-	97,824
Stockholders’ equity	2,864,713	975,847	3,148	(2,840,853)	1,002,855

Total liabilities and stockholders’ equity	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Condensed Consolidating Balance Sheet
(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of December 31, 2001
Current assets	$972,844	$230,303	$10,056	-	$1,213,203
Property and equipment, net	131,567	32,500	1,196	-	165,263
Investments in subsidiaries	1,208,931	752,256	-	(1,961,187)	-
Intercompany	214,531	(185,148)	(29,383)	-	-
Goodwill, net	241,457	685,893	14,930	-	942,280
Other intangible assets, net	62,198	93,787	9,364	-	165,349
Other assets	87,024	(72,492)	(382)	-	14,150

Total assets	$2,918,552	$1,537,099	$5,781	$(1,961,187)	$2,500,245

Current liabilities	$482,157	$759,969	$3,491	-	$1,245,617
Long-term debt	346,119	-	-	-	346,119
Other liabilities	151,754	(73,173)	(2,069)	-	76,512
Stockholders’ equity	1,938,522	850,303	4,359	(1,961,187)	831,997

Total liabilities and stockholders’ equity	$2,918,552	$1,537,099	$5,781	$(1,961,187)	$2,500,245

Condensed Consolidating Statement of Operations
(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Year ended December 31, 2002
Total revenues	$6,155,157	$6,093,051	$12,426	$-	$12,260,634
Operating expenses	5,982,313	5,891,187	15,408	-	11,888,908

Operating income (loss)	172,844	201,864	(2,982)	-	371,726
Undistributed loss from joint venture	(4,549)	-	-	-	(4,549)
Interest (expense) income	(39,586)	1,802	265	-	(37,519)

Income (loss) before tax effect	128,709	203,666	(2,717)	-	329,658
Income tax provision (benefit)	49,179	78,122	(1,506)	-	125,795

Income (loss) before extraordinary item	79,530	125,544	(1,211)	-	203,863
Extraordinary item	(1,027)	-	-	-	(1,027)

Net income (loss)	$78,503	$125,544	$(1,211)	$-	$202,836

Year ended December 31, 2001
Total revenues	$5,203,846	$3,367,4540	$16,700	$-	$8,588,000
Operating expenses	5,023,056	3,309,331	18,436	-	8,350,823

Operating income (loss)	180,790	58,123	(1,736)	-	237,177
Undistributed loss from joint venture	(1,834)	-	-	-	(1,834)
Interest (expense) income	(26,489)	(16)	(594)	-	(27,099)

Income (loss) before tax effect	152,467	58,107	(2,330)	-	208,244
Income tax provision (benefit)	62,574	21,285	(687)	-	83,172

Income (loss) before extraordinary item	89,893	36,822	(1,643)	-	125,072
Extraordinary item	(372)	-	-	-	(372)

Net income (loss)	$89,521	$36,822	$(1,643)	$-	$124,700

Year ended December 31, 2000
Total revenues	$3,914,587	$2,174,656	$11,813	$-	$6,101,056
Operating expenses	3,811,679	2,074,196	14,969	-	5,900,844

Operating income (loss)	102,908	100,460	(3,156)	-	200,212
Write-off of marketable securities	-	(165,207)	-	-	(165,207)
Interest (expense) income	(39,506)	(12)	45	-	(39,473)

Income (loss) before tax effect	63,402	(64,759)	(3,111)	-	(4,468)
Income tax provision (benefit)	29,705	(24,910)	(1,242)	-	3,553

Income (loss) before extraordinary item	33,697	(39,849)	(1,869)	-	(8,021)
Extraordinary item	(1,105)	-	-	-	(1,105)

Net income (loss)	$32,592	$(39,849)	$(1,869)	$-	$(9,126)

Condensed Consolidating Statement of Cash Flows
(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Year ended December 31, 2002
Net cash provided (used in) by
operating activities	$108,028	$320,690	$(2,748)	$-	$425,970

Cash flows from investing activities:
Purchase of property and equipment	(44,867)	(14,825)	(1,611)	-	(61,303)
Acquisitions and joint venture	749	(488,731)	-	-	(487,982)
Other	557	-	-	-	557

Net cash (used in) investing activities	(43,561)	(503,556)	(1,611)	-	(548,728)

Cash flows from financing activities:
Repayment of long-term debt	(205,000)	-	-	-	(205,000)
Proceeds from long-term debt	425,000	-	-	-	425,000
Treasury stock acquired	(107,121)	-	-	-	(107,121)
Deferred financing fees	(3,862)	-	-	-	(3,862)
Proceeds from employee stock plans	26,606	-	-	-	26,606
Net transactions with parent	(194,790)	183,389	11,401	-	-

Net cash provided by (used in)
financing activities	(59,167)	183,389	11,401	-	135,623

Effect of foreign currency
translation adjustment	-	-	74	-	74

Net increase in cash and cash equivalents	5,300	523	7,116	-	12,939
Cash and cash equivalents at beginning
of year	272,891	(102,163)	6,987	-	177,715

Cash and cash equivalents at end of year	$278,191	$(101,640)	$14,103	$-	$190,654

Condensed Consolidating Statement of Cash Flows
(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Year ended December 31, 2001
Net cash (used in) provided by
operating activities	$(62,479)	$348,738	$(5,122)	$(147)	$280,990

Cash flows from investing activities:
Purchase of property and equipment	(43,994)	(13,059)	(233)	-	(57,286)
Proceeds from sales of property
and equipment	22	810	12	-	844
Acquisitions and joint venture	(3,866)	-	(16,399)	-	(20,265)
Other	(12)	-	-	-	(12)

Net cash (used in) investing activities	(47,850)	(12,249)	(16,620)	-	(76,719)

Cash flows from financing activities:
Repayment of long-term debt	(50,000)	-	-	-	(50,000)
Treasury stock acquired	(54,463)	-	-	-	(54,463)
Proceeds from employee stock plans	24,914	-	-	-	24,914
Net transactions with parent	314,458	(340,133)	25,528	147	-

Net cash provided by (used in)
financing activities	234,909	(340,133)	25,528	147	(79,549)

Effect of foreign currency
translation adjustment	-	-	(211)	-	(211)

Net increase (decrease) in cash and
cash equivalents	124,580	(3,644)	3,575	-	124,511
Cash and cash equivalents at beginning
of year	148,311	(98,519)	3,412	-	53,204

Cash and cash equivalents at end of year	$272,891	$(102,163)	$6,9$	-	$177,715

13.     Segment information

        We are organized on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. We manage the pharmacy benefit within an operating segment that encompasses a fully integrated PBM service. The remaining operating service lines (Specialty Distribution Services, Phoenix, Specialty self-injectibles in 2002 and Express Scripts Infusion Services in 2001 and 2000) have been aggregated into a non-PBM reporting segment. On June 12, 2001, we announced that we entered into an agreement with Option Care, Inc. to sell substantially all of the assets of our Infusion Services business, and we discontinued our acute home infusion services.

        The following table presents information about the reportable segments as of and for the years ended December 31:

2002
Network revenues	$8,415,286	$-	$8,415,286
Mail revenues	3,594,989	-	3,594,989
Service revenues	86,862	90,688	177,550
Other revenues	-	72,809	72,809

Total revenues	12,097,137	163,497	12,260,634
Depreciation and amortization expense	80,038	2,000	82,038
Interest income	4,716	-	4,716
Interest expense	42,235	-	42,235
Income before income taxes	297,732	31,926	329,658
Total assets (as of December 31)	3,100,005	106,987	3,206,992
Capital expenditures	55,388	5,915	61,303

2001
Network revenues	$5,977,741	$-	$5,977,741
Mail revenues	2,441,646	-	2,441,646
Service revenues	94,345	50,805	145,150
Other revenues	-	23,463	23,463

Total revenues	8,513,732	74,268	8,588,000
Depreciation and amortization expense	79,133	950	80,083
Interest income	7,120	-	7,120
Interest expense	33,403	816	34,219
Income before income taxes	192,661	15,583	208,244
Total assets (as of December 31)	2,437,323	62,922	2,500,245
Capital expenditures	54,581	2,705	57,286

2000
Network revenues	$4,165,005	$-	$4,165,005
Mail revenues	1,681,648	-	1,681,648
Service revenues	155,936	34,452	190,388
Other revenues	10,423	53,592	64,015

Total revenues	6,013,012	88,044	6,101,056
Depreciation and amortization expense	77,830	785	78,615
Interest income	8,430	-	8,430
Interest expense	47,898	5	47,903
Income before income taxes	(19,666)	15,198	(4,468)
Total assets	2,227,348	49,296	2,276,644
Capital expenditures	78,065	2,153	80,218

        Product revenue consists of revenues from the dispensing of prescription drugs from our mail pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, a portion of SDS services, and sample distribution and accountability services by PMG.

14.     Quarterly financial data (unaudited)

	Quarters
(in thousands, except per share data)	First	Second	Third	Fourth

Fiscal 2002(1)
Total revenues(2)	$2,540,283	$3,177,839	$3,176,889	$3,365,623
Cost of revenues(2)	2,365,626	2,965,735	2,965,427	3,140,428
Gross profit	174,657	212,104	211,462	225,195
Selling, general and administrative	96,387	121,311	112,162	121,832
Operating income	78,270	90,793	99,300	103,363
Extraordinary item	-	-	(495)	(532)

Net income	$43,969	$48,700	$53,442	$56,725

Basic earnings per share
Before extraordinary item	$0.57	$0.62	$0.70	$0.74
Extraordinary item	-	-	(0.01)	(0.01)

Net income	$0.57	$0.62	$0.69	$0.73

Diluted earnings per share:
Before extraordinary item	$0.55	$0.61	$0.68	$0.72
Extraordinary item	-	-	(0.01)	-

Net income	$0.55	$0.61	$0.67	$0.72

	Quarters
(in thousands, except per share data)	First	Second	Third	Fourth
Fiscal 2001
Total revenues(2)	$1,903,980	$2,068,148	$2,207,267	$2,408,605
Cost of revenues(2)	1,759,081	1,917,864	2,062,814	2,252,373
Gross profit	144,899	150,284	144,453	156,232
Selling, general and administrative(3)	89,798	92,590	84,222	92,081
Operating income	55,101	57,694	60,231	64,151
Extraordinary item	-	-	(372)	-

Net income	$28,079	$30,244	$32,191	$34,186

Basic earnings per share:
Before extraordinary item	$0.36	$0.39	$0.41	$0.44
Extraordinary item	-	-	-	-

Net income	$0.36	$0.39	$0.41	$0.44

Diluted earnings per share:
Before extraordinary item	$0.35	$0.38	$0.40	$0.43
Extraordinary item	-	-	-	-

Net income	$0.35	$0.38	$0.40	$0.43

(1)	Includes the acquisition of Phoenix Marketing Group effective February 25, 2002, National Prescription Administrators and certain related entities effective April 12, 2002 and Managed Pharmacy Benefits, Inc. effective December 20, 2002.
(2)	As a result of our adoption of EITF 02-16, certain amounts have been reclassified from revenues to cost of revenues (see Note 1).
(3)	As a result of adopting FAS No. 142 "Goodwill and Other Intangible Assets" at the beginning of 2002, we no longer amortize goodwill and other indefinite-lived intangible assets. Goodwill amortization totaled $35.7 million pre-tax ($26.3 million after tax) in 2001 (see Note 2).

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

        The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the heading “I. Election of Directors”; provided that the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the performance graph contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

Item 11 — Executive Compensation

        The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation.”

Item 12 — Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management.”

Item 13 — Certain Relationships and Related Transactions

        The information required by this item will be incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Party Transactions.”

Item 14 –Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting them to any material information that is required to be disclosed by us in reports that we file with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act)) and internal controls designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of March 21, 2003 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, as of the Evaluation Date, to provide reasonable assurance of the achievement of the objectives described above.

         Subsequent to the Evaluation Date, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Documents filed as part of this Report

         (1)    Financial Statements

The following report of independent accountants and our consolidated financial statements are contained in this Report on the page indicated

Report of Independent Accountants
Consolidated Balance Sheet as of
December 31, 2002 and 2001
Consolidated Statement of Operations
for the years ended December 31, 2002,
2001 and 2000
Consolidated Statement of Changes in
Stockholders’ Equity for the years ended
December 31, 2002, 2001 and 2000
Consolidated Statement of Cash Flows for
the years ended December 31, 2002,
2001 and 2000
Notes to Consolidated Financial Statements

         (2)    The following financial statement schedule is contained in this Report on the page indicated.

Financial Statement Schedule:
VIII. Valuation and Qualifying Accounts
and Reserves for the years ended
December 31, 2002, 2001 and 2000
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto

         (3)    List of Exhibits

See Index to Exhibits on the pages indicated below. The Company agrees to furnish to the Securities and Echange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Express Scripts, Inc. and its subsidiaries on a consolidated basis.

(b)     Reports on Form 8-K

(i)	On October 23, 2002, we filed a Current Report on Form 8-K dated October 23, 2002, under Items 5, 7 and 9, regarding a press release we issued with respect to our third quarter 2002 financial performance.

(ii)	On October 25, 2002, we filed an Amended Current Report on Form 8-K/A dated October 25, 2002, under Items 5, 7 and 9, amending our Current Report on Form 8-K filed on October 23, 2002 regarding a press released we issued with respect to our third quarter 2002 financial performance.

(iii)	On November 8, 2002, we filed a Current Report on Form 8-K dated November 8, 2002, under Item 9, reporting additional information with respect to a previously disclosed subpoena duces tecum issued by the Defense Criminal Investigative Service of the Office of Inspector General of the Department of Defense.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
March 31, 2003	By: /s/ Barrett A. Toan
Barrett A. Toan
Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barrett A. Toan

Barrett A. Toan	Chairman of the Board of Directors and Chief Executive Officer	March 31, 2003
/s/ Barrett A. Toan

George Paz	Senior Vice President and Chief Financial Officer	March 31, 2003
/s/ Barbara B. Hill

Barbara B. Hill	President and Director	March 31, 2003
/s/ Joseph W. Plum

Joseph W. Plum	Vice President and Chief Accounting Officer	March 31, 2003
/s/ Stuart L. Bascomb

Stuart L. Bascomb	Director	March 31, 2003
/s/ Gary G. Benanav

Gary G. Benanav	Director	March 31, 2003
/s/ Frank J. Borelli

Frank J. Borelli	Director	March 31, 2003

Nicholas J. LaHowchic	Director

Thomas P. Mac Mahon	Director
/s/ John O. Parker

John O. Parker	Director	March 31, 2003
/s/ Seymour Sternberg

Seymour Sternberg	Director	March 31, 2003

Howard L. Waltman	Director
/s/ Norman Zachary

Norman Zachary	Director	March 31, 2003

I, Barrett A. Toan, certify that:

1.	I have reviewed this annual report on Form 10-K of Express Scripts, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Barrett A. Toan

Barrett A. Toan, Chairman of the Board and Chief Executive Officer

I, George Paz, certify that:

1.	I have reviewed this annual report on Form 10-K of Express Scripts, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ George Paz

George Paz, Senior Vice President and Chief Financial Officer

EXPRESS SCRIPTS, INC.
Schedule VIII — Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2002, 2001, and 2000

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other and Accounts		(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year Ended 12/31/00	$17,280,712	$12,843,253	$(1,370,986)	(1)	$6,075,618	$22,677,361
Year Ended 12/31/01	$22,677,361	$8,355,53	$-		$6,875,519	$24,157,378
Year Ended 12/31/02	$24,157,378	$17,865,386	$1,933,359	(2)	$8,134,207	$35,821,916

(1)	Represents the opening balance sheet adjustment for DPS.
(2)	Represents the opening balance sheet for our February 25, 2002 acquisition of Phoenix Marketing Group and our April 12, 2002 acquisition of National Prescription Administrators and related entities.

INDEX TO EXHIBITS

(Express Scripts, Inc. - Commission File Number 0-20199)

Exhibit Number	Exhibit
2.1[1]	Asset Purchase Agreement, dated as of December 19, 2001, by and among the Company, Phoenix Marketing Group (Holdings), Inc., and Access Worldwide Communications, Inc.("Access"), incorporated by reference to Appendix A to Access’ Definitive Proxy Statement on Schedule 14A, filed January 15, 2002.

2.2[1]	Stock and Asset Purchase Agreement dated February 5, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 26, 2002.

2.3[1]	Amendment No. 1 to Stock and Asset Purchase Agreement dated April 12, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.2 to the Company’s Current Report on Form 8-K filed April 26, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2000.
4.1	Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).
4.2	Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-4 filed August 4, 1999 (Registration Number 333-83133).

4.3	Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999.

4.4	Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.5	Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.6	Asset Acquisition Agreement dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company’s amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.7	Rights Agreement, dated as of July 25, 2001, between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001.

10.1	Lease Agreement dated March 3, 1992, between Riverport, Inc. and Douglas Development Company--Irvine Partnership in commendam and the Company, incorporated by reference to Exhibit No. 10.21 to the Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

10.2	First Amendment to Lease dated as of December 29, 1992, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1993 (File No. 0-20199).

10.3	Second Amendment to Lease dated as of May 28, 1993, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1993 (File No. 0-20199).

10.4	Third Amendment to Lease entered into as of October 15, 1993, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.69 to the Company’s Annual Report on Form 10-K for the year ending 1993 (File No. 0-20199).

10.5	Fourth Amendment to Lease dated as of March 24, 1994, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company’s Annual Report on Form 10-K for the year ending 1993 (File No. 0-20199).

10.6	Fifth Amendment to Lease made and entered into June 30, 1994, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1994 (File No. 0-20199).

10.7	Sixth Amendment to Lease made and entered into January 31, 1995, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.8	Seventh Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.9	Eighth Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.10	Ninth Amendment to Lease dated as of February 19, 1999, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.29 to the Company’s Annual Report on Form 10-K/A for the year ending 1998.

10.11[3]	Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.12[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit D to the Company’s Proxy Statement dated April 22, 1999 (File No. 0-20199).
10.13[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit F to the Company’s Proxy Statement dated April 22, 1999 (File No. 0-20199).
10.14[3]	Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.15[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 9, 1996 (File No. 0-20199).

10.16[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit G to the Company’s Proxy Statement dated April 22, 1999 (File No. 0-20199).

10.17[3]	Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan incorporated by reference to Exhibit No. 10.80 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.18[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 16, 1997 (File No. 0-20199).
10.19[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1998.
10.20[3]	Third Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit C to the Company’s Proxy Statement dated April 22, 1999.
10.21[3]	Fourth Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit E to the Company’s Proxy Statement dated April 22, 1999.
10.22[3]	Amended and restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.23[3]	Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.24[3]	Express Scripts, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-8 filed December 29, 1998 (Registration Number 333-69855).

10.25[2,3]	Amended and restated Express Scripts, Inc. Employee Stock Purchase Plan.
10.26[3]	Express Scripts, Inc. Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit No 10.1 to the Company’s Quarterly Report on From 10-Q for the quarter ending June 30, 2000.

10.27[3]	Employment Agreement effective as of April 1, 1999, between Barrett A. Toan and the Company, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

10.28[3]	Amendment to the Employment Agreement between the Company and Barrett A. Toan, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2000 and filed October 18, 2000.

10.29[3]	Severance Agreement dated as of May 26, 1999, between the Company and Mark O. Johnson incorporated by reference to Exhibit No. 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.30[3]	Executive Employment Agreement, effective March 15, 2001, between the Company and Stuart L. Bascomb, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.31[2,3]	Amendment to Executive Employment Agreement dated as of July 8, 2002, between the Company and Stuart L. Bascomb.
10.32[3]	Executive Employment Agreement, effective March 15, 2001, between the Company and David A. Lowenberg, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.33[3]	Executive Employment Agreement, effective March 15, 2001, between the Company and George Paz, incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.34[3]	Form of Executive Employment Agreements entered into effective March 15, 2001 between the Company and each of Thomas Boudreau, Mabel Chen and Linda Logsdon, incorporated by reference to Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.35	Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as co-Documentation Agent, incorporated by reference to Exhibit No. 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.36	Amendment No.1 to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.37	Amendment No. 2 to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.38	Amendment No. 3 and Waiver to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.39	Amendment No.4 Waiver and Consent to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, and certain related schedules, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.40	Amendment No.5 to Credit Agreement dated as of April 1, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, BT Alex. Brown Incorporated as Co-Arranger, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending October 31, 2001.

10.41	Amendment No. 6 to Credit Agreement dated as of April 1, 1999 (the "Credit Agreement") among the Company, the Lenders listed therein, Credit Suisse First Boston as Lead Arranger, Administrative Agent and Collateral Agent, Bankers Trust Company as Syndication Agent, The First National Bank of Chicago as Co-Documentation Agent, and Mercantile Bank, N.A. as Co-Documentation Agent, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2002.

10.42	Subsidiary Guaranty dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties: Managed Prescription Network, Inc., Value Health, Inc., IVTx, Inc., Express Scripts Vision Corp., ESI/VRx Sales Development Co., HealthCare Services, Inc., MHI, Inc., ValueRx, Inc., ValueRx Pharmacy Program, Inc., Diversified Pharmaceutical Services, Inc., ESI OnLine, Inc., incorporated by reference to Exhibit No. 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.43	Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, incorporated by reference to Exhibit No. 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.44	Addendum to Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, in the form of Exhibit I to the Company Pledge Agreement, dated May 4, 2001, incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.45	Addendum to Company Pledge Agreement dated as of April 1, 1999, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, in the form of Exhibit I to the Company Pledge Agreement, dated June 20, 2001, incorporated by reference to Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.46	Subsidiary Pledge Agreement dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the following parties: ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc., incorporated by reference to Exhibit No. 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

10.47	Addenda to the Subsidiary Pledge Agreement dated as of April 1, 1999, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by ESI Canada Holdings, Inc., Value Health, Inc., ValueRx, Inc., each in the from of Exhibit I to the Subsidiary Pledge Agreement, adding ESI Partnership, ESI Mail Pharmacy Service, Inc. and ESI-GP Holdings as parties, incorporated by reference to Exhibit No. 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.48	Amendment No. 1 to Company Pledge Agreement dated as of April 1, 1999 (the "Company Pledge Agreement"), by the Company in favor of Credit Suisse First Boston as Collateral Agent and as Secured Party for the Lenders listed in the Credit Agreement, dated April 12, 2002, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2002.

10.49	International Swap Dealers Association, Inc. Master Agreement dated as of April 3, 1998, between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit No. 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.50	Swap Transaction Confirmation Agreement between the Company and Bankers Trust Company dated June 17, 1999, incorporated by reference to Exhibit No. 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

10.50[4]	Agreement dated June 19, 2000 by and among the Company and PlanetRx.com, Inc., incorporated by reference to Exhibit No. 7 to Schedule 13D dated June 19, 2000 (filed June 29, 2000), filed by the Company with respect to PlanetRx.com, Inc.

10.51	Amended and Restated Investor’s Rights Agreement dated as of June 3, 1999, incorporated by reference to the Exhibit No. 4.2 to PlanetRx’s Registration Statement on Form S-1, as amended (Registration Number 333-82485).

10.52	Amendment of Amended and Restated Investor’s Rights Agreement dated as of October 13, 1999 by and between PlanetRx.com, Inc. and YourPharmacy.com, Inc. (incorporated by reference to Exhibit 4 to Schedule 13D dated October 21, 1999 filed October 22, 1999) filed by Express Scripts, Inc. with respect to PlanetRx.com, Inc. (File No. 000-27437).

12.1[2]	Computation of Ratios of Earnings to Fixed Charges
21.1[2]	List of Subsidiaries.
23.1[2]	Consent of PricewaterhouseCoopers LLP.
99.1[2]	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
99.2[2]	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.
3	Management contract or compensatory plan or arrangement.
4	Confidential treatment was granted for certain portions of this exhibit.

EXHIBIT 12.1
EXPRESS SCRIPTS, INC.
STATEMENT OF RATIOS OF EARNINGS TO FIXED CHARGES
YEARS ENDED DECEMBER 31, 2002, 2001, 2000, 1999 AND 1998

	Year Ended December 31,
(in thousands)	2002	2001	2000	1999	1998
Fixed charges:
Interest expense (1)	$42,235	$34,219	$47,903	$60,010	$20,230
Interest portion of rental expense	5,424	4,885	4,014	3,716	1,292

Total fixed charges	47,659	39,104	51,917	63,726	21,522
Earnings:
Income before income taxes and
extraordinary items (2)	329,658	208,244	(4,468)	265,466	76,240

Total adjusted earnings	$377,317	$247,348	$47,449	$329,192	$97,762

Ratio of earnings to fixed charges	7.92	6.33	0.91	5.17	4.54

(1)	Interest expense includes the amortization on our deferred financing fees.

(2)	Income before income taxes and extraordinary items includes a non-cash write-off of our investment in marketable securities, non-recurring charges and a one-time gain on sale of assets.

EXHIBIT 21.1

The following is a list of all of the Company’s subsidiaries, regardless of the materiality of their operations. Each of these subsidiaries is included in the Company’s Consolidated Financial Statements.

Subsidiary	State of Organization	D/B/A
Central Fill, Inc.
Central Fill of New Jersey, Inc.
Diversified NY IPA, Inc.
Diversified Pharmaceutical Services
(Puerto Rico), Inc.
Diversified Pharmaceutical Services, Inc.
ESI Airport Properties, LLC
ESI Canada
ESI Claims, Inc.
ESI-GP Canada, ULC
ESI-GP Holdings, Inc.
ESI Mail Pharmacy Service, Inc.
ESI Partnership
ESI Realty, LLC
ESI Resources, Inc.
Express Access Pharmacy, Inc.
Express Scripts Canada Co.
Express Scripts Canada Holding, Co.
Express Scripts Sales Development Co.
Express Scripts Specialty Distribution
   Services, Inc.
Express Scripts Utilization Management Co.
Express Scripts Vision Corporation
IVTx, Inc.

Great Plains Reinsurance Company
National Prescription Administrators, Inc.
NPA of New York IPA, Inc.
Phoenix Marketing Group, LLC
Value Health, Inc.
ValueRx of Michigan, Inc.
YourPharmacy.com, Inc.	Pennsylvania
New Jersey
New York
Puerto Rico

Minnesota
Delaware
Ontario, Canada
Delaware
New Brunswick, Canada
Delaware
Delaware
Delaware
Delaware
Minnesota
Delaware
New Brunswick, Canada
Delaware
Delaware

Delaware
Delaware
Delaware
Delaware

Arizona
New Jersey
New York
Delaware
Delaware
Michigan
	Delaware	None None None None None None None None None None None None None None None None None None None None ESI Vision Care Express Scripts Infusion Services None NPA None Phoenix None None None

EXHIBIT 23.1

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-43336, 333-80255, 333-72441, 333-69855, 333-48779, 333-48767, 333-48765, 333-27983, 333-04291, 33-64094, 33-64278, 33-93106) of Express Scripts, Inc. of our report dated February 3, 2003, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 31, 2003