Form 10-Q
period 2003-01-31
EXPRESS SCRIPTS INC
filed 2003-05-15
CIK 885721

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1420563
(State of Incorporation)	(I.R.S. employer identification no.)
13900 Riverport Dr., Maryland Heights, Missouri	63043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 770-1666

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X         No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X        No ___

Common stock outstanding as of April 30, 2003:                                                            78,074,507 Shares

EXPRESS SCRIPTS, INC.

INDEX

Part I	Financial Information
Item 1.	Financial Statements (unaudited)
a)	Unaudited Consolidated Balance Sheet
b)	Unaudited Consolidated Statement of Operations
c)	Unaudited Consolidated Statement of Changes in Stockholders' Equity
d)	Unaudited Consolidated Statement of Cash Flows
e)	Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds - (Not Applicable)
Item 3.	Defaults Upon Senior Securities - (Not Applicable)
Item 4.	Submission of Matters to a Vote of Security Holders - (Not Applicable)
Item 5.	Other Information - (Not Applicable)
Item 6.	Exhibits and Reports on Form 8-K

Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	March 31,	December 31,
(in thousands, except share data)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$256,541	$190,654
Receivables, net	1,020,219	988,544
Inventories	197,251	160,483
Deferred taxes	25,693	25,686
Prepaid expenses and other current assets	41,369	28,454

Total current assets	1,541,073	1,393,821
Property and equipment, net	170,011	168,973
Goodwill, net	1,379,489	1,378,436
Other intangible assets, net	247,506	251,111
Other assets	16,208	14,651

Total assets	$3,354,287	$3,206,992

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,231,241	$1,084,906
Accounts payable	206,336	255,245
Accrued expenses	203,443	200,356
Current maturities of long-term debt	-	3,250

Total current liabilities	1,641,020	1,543,757
Long-term debt	540,729	562,556
Other liabilities	104,259	97,824

Total liabilities	2,286,008	2,204,137

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares
authorized, and no shares issued and outstanding	-	-
Common Stock, $0.01 par value per share, 181,000,000 shares
authorized, and 79,784,000 and 79,834,000 shares issued and
outstanding, respectively	797	798
Additional paid-in capital	498,315	503,746
Unearned compensation under employee compensation plans	(7,157)	(8,179)
Accumulated other comprehensive income	(2,131)	(4,422)
Retained earnings	673,571	614,950

	1,163,395	1,106,893
Common Stock in treasury at cost, 1,794,000 and 1,963,000
shares, respectively	(95,116)	(104,038)

Total stockholders’ equity	1,068,279	1,002,855

Total liabilities and stockholders’ equity	$3,354,287	$3,206,992

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,
(in thousands, except per share data)	2003	2002

Revenues	$3,223,981	$2,551,022
Cost of revenues	3,014,368	2,376,365

Gross profit	209,613	174,657
Selling, general and administrative	101,786	96,387

Operating income	107,827	78,270

Other (expense) income:
Undistributed loss from joint venture	(1,539)	(1,037)
Interest income	868	1,060
Interest expense	(10,702)	(8,128)

	(11,373)	(8,105)

Income before income taxes	96,454	70,165
Provision for income taxes	36,805	26,196

Income before cumulative effect of accounting change	59,649	43,969
Cumulative effect of accounting change, net of tax	(1,028)	-

Net income	$58,621	$43,969

Basic earnings per share:
Before cumulative effect of accounting change	$0.77	$0.57
Cumulative effect of accounting change	(0.01)	-

Net income	$0.76	$0.57

Weighted average number of common shares
Outstanding during the period - Basic EPS	77,547	77,686

Diluted earnings per share:
Before cumulative effect of accounting change	$0.75	$0.55
Cumulative effect of accounting change	(0.01)	-

Net income	$0.74	$0.55

Weighted average number of common shares
Outstanding during the period - Diluted EPS	79,075	79,575

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2002	79,834	$798	$503,746	$(8,179)	$(4,422)	$614,950	$(104,038)	$1,002,855

Comprehensive income:
Net income	-	-	-	-	-	58,621	-	58,621
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	1,913	-	-	1,913
Realized and unrealized gains
on derivative financial
instruments, net of taxes	-	-	-	-	378	-	-	378

Comprehensive income	-	-	-	-	2,291	58,621	-	60,912
Changes in stockholders's equity
realted to employee stock plans	(50)	(1)	(5,431)	1,022	-	-	8,922	4,512

Balance at March 31, 2003	79,784	$797	$498,315	$(7,157)	$(2,131)	$673,571	$(95,116)	$1,068,279

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$58,621	$43,969
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,163	28,153
Non-cash adjustments to net income	11,629	16,330
Net changes in operating assets and liabilities	11,023	(63,653)

Net cash provided by operating activities	94,436	24,799

Cash flows from investing activities:
Purchases of property and equipment	(9,195)	(9,262)
Acquisitions, net of cash acquired, and investment in joint venture	2,804	(32,934)
Other	7	5

Net cash used in investing activities	(6,384)	(42,191)

Cash flows from financing activities:
Repayment of long-term debt	(25,000)	-
Treasury stock acquired	-	(13,598)
Net proceeds from employee stock plans	1,939	12,176
Other	-	(316)

Net cash used in financing activities	(23,061)	(1,738)

Effect of foreign currency translation adjustment	896	99

Net increase (decrease) in cash and cash equivalents	65,887	(19,031)
Cash and cash equivalents at beginning of period	190,654	177,715

Cash and cash equivalents at end of period	$256,541	$158,684

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

        Certain of our significant accounting policies are described below. Other financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 1, 2003. For a full description of our accounting policies, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2003, the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2003 and 2002, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2003, and the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

REVENUE RECOGNITION

        Revenues from our pharmacy benefit management (“PBM”) segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our nationwide network, and by providing services to drug manufacturers, including administration of rebate and discount programs.

        Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from our members, are recorded when the prescription is shipped. At the time of shipment our earnings process is complete; the obligation of our customer to pay for the drugs is fixed, and due to the nature of the product, the member may not return the drugs nor receive a refund.

        Revenues related to the sale of prescription drugs by retail pharmacies in our nationwide network consist of the amount (less the co-payment) the client has contracted to pay us for the dispensing of such drugs together with any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue, and payments to the network pharmacy providers as cost of revenue in compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed as specified within our provider contracts. In addition, under many of our client contracts, we may realize a positive or negative margin represented by the difference between the separately negotiated ingredient costs we will receive from our clients and negotiated ingredient costs we will pay to our network pharmacies. These factors indicate we are a principal as defined by EITF 99-19 and as such we record ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of reveneus. In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable member co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member. Under our client contracts, we do not assume liability for the member co-payment in retail pharmacy transactions. As such, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

        If we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we record only our administrative or dispensing fees as revenue. For these clients, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions we act as a conduit for the client. Because we are not the principal in these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.

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

        We record rebate amounts payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales. With respect to rebates based on actual market share performance, we estimate the portion of rebates payable to clients on a quarterly basis based on historical sharing percentages and our estimate of rebates receivable from pharmaceutical manufacturers. These estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid. With respect to rebates that are not based on market share performance, no estimation is required because the client portion is determinable when the drug is dispensed. We share all or a contractually agreed upon portion of rebates with clients (see further discussion under “— Cost of Revenues”).

        Certain implementation and other fees paid to clients upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are recorded as a reduction of revenue. Where they are refundable upon cancellation, these payments are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

        Revenues from our non-PBM segment are derived from specialty distribution services, sample fulfillment and sample accountability services and through June 12, 2001, infusion services. Revenues earned by our specialty distribution subsidiary (“SDS”) include administrative fees received from pharmaceutical manufacturers for dispensing or distributing of consigned pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in our SDS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

        Our Phoenix Marketing Group subsidiary (“PMG”), records an administrative fee for verifying practitioner licensure and then distributing consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

COST OF REVENUES

        Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling.

        As mentioned previously, we administer two rebate programs through which we receive rebate and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of these programs performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue. Manufacturer rebates and associated administrative fees are recognized as earned when the prescriptions covered under contractual agreements with the manufacturers are dispensed. These revenues are not dependent upon future pharmaceutical sales. With respect to rebates based on actual market share performance, we estimate rebate revenue and rebates receivable from pharmaceutical manufacturers on a quarterly basis based on our estimate of the number of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billing to the manufacturers has been completed. With respect to rebates that are not based on market share performance, no estimation is required because the manufacturer billing amounts are determinable when the drug is dispensed. We share all or a contractually agreed upon portion of rebates with clients.

RECEIVABLES

        Based on our revenue recognition policies previously discussed, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. In addition, revenue and unbilled receivables for rebates based on market share performance are calculated quarterly based on an estimate of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and the rebate per prescription have been determined and the billing to the manufacturers has been completed. Historically, adjustments to our original estimates have been immaterial.

INVENTORIES

        Inventories consist of prescription drugs and medical supplies stated at the lower of first-in first-out cost or market.

PROPERTY AND EQUIPMENT

        Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture, five years for equipment and purchased computer software and three years for certain computer equipment, which exceed minimum capitalization levels. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Research and development expenditures relating to the development of software are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs, up to the date placed into production, are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. We regularly review the useful lives of assets and adjust the remaining lives based on the deployment of new technologies. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.

OTHER INTANGIBLE ASSETS

        Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements. Other intangible assets, excluding trade names, which have an indefinite life, are amortized on a straight-line basis over periods from 2 to 20 years.

IMPAIRMENT OF LONG LIVED ASSETS

        We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates reflecting the inherent risk of the underlying business. No such impairment existed as of March 31, 2003 and December 31, 2002. Absent events or circumstances indicating an impairment of goodwill, we perform an annual goodwill impairment test during the fourth quarter. The impairment test completed in the fourth quarter of 2002 did not result in an impairment charge.

EMPLOYEE STOCK-BASED COMPENSATION

        We account for employee stock options in accordance with Financial Accounting Standards Board Statement No. (“FAS”) 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. Therefore, we have not recognized compensation expense for options granted, because we grant options at a price equal to market value at the time of grant. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the estimated fair value of options at the grant date for the three months ended March 31, 2003 and 2002 (see also Note 10):

	Three months ended March 31,
(in thousands, except per share data)	2003	2002
Net income, as reported(1)	$58,621	$43,969
Less: Employee stock-based compensation expense
determined using fair-value based method for
stock-based awards, net of tax	(3,103)	(2,930)

Pro forma net income	$55,518	$41,039

Basic earnings per share
As reported	$0.76	$057
Pro forma	0.72	0.53
Diluted earnings per share
As reported	$0.74	$0.55
Pro forma	0.70	0.52

(1) Net income, as reported, includes stock-based compensation expense for the three months ended March 31, 2003 and March 31, 2002 of $532 ($861 pre-tax) and $1,458 ($2,327 pre-tax), respectively, related to restricted shares of Common Stock awarded to certain of our officers and employees.

NEW ACCOUNTING GUIDANCE

        In January 2003, we adopted FAS 143, “Asset Retirement Obligations.” FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and requires the capitalization of the fair value of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset.

        As required by FAS 143, we recorded an asset retirement obligation ($3.1 million at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased mail-order facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord. For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space. We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1.4 million and a $1.7 million ($1.0 million, net of taxes) loss from the cumulative effect of change in accounting principle. The $1.4 million asset will be depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

        In April 2002, FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. We adopted this provision of FAS 145 in January 2003. In February 2003, we prepaid $25.0 million of our Term B notes and as a result we wrote-off $239,000 (pre-tax) of deferred financing fees. The write-off of deferred financing fees has been recorded as an increase in interest expense. Implementation of FAS 145 did not have an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        In July 2002, FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which deals with issues on the accounting for costs associated with a disposal activity, was issued. FAS 146 nullifies the guidance in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” by prohibiting liability recognition based on a commitment to an exit/disposal plan. Under FAS 146, exit/disposal costs will be expensed as incurred. We adopted the provisions of FAS 146 effective January 2003. Adoption has not had an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        In September 2002, EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” was issued. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. This EITF issue applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. Prior to our adoption of EITF 02-16, we recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue.

        The transition provisions of EITF 02-16 require implementation for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 does not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. We early-adopted the provisions of EITF 02-16 during fiscal 2002. As a result of the adoption, our revenues for the three months ended March 31, 2002 have been reduced by $198,047,000 to conform to the presentation for the three months ended March 31, 2003. This amount represents the gross rebates and administrative fees received from manufacturers. Cost of revenues, for the three months ended March 31, 2002, has been reduced by the same amount. Our clients' portion, a majority of this amount, has been and will continue to be recorded as a reduction of revenue. Consolidated net income and consolidated gross profit for the three months ended March 31, 2002 was not impacted as a result of the adoption of EITF 02-16.

Note 2 – Changes in business

        On December 19, 2002, we entered into an agreement with Managed Pharmacy Benefits, Inc. (“MPB”) under which we acquired certain assets from MPB for approximately $11,063,000 in cash, plus the assumption of certain liabilities, and entered into an outsourcing arrangement with respect to MPB’s operations. MPB is a St. Louis-based pharmacy benefit manager and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to customer contracts in the amount of $2,526,000. This asset is included in other intangible assets on the balance sheet and is being amortized using the straight-line method over the estimated useful life of 20 years. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $15,000,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

        On April 12, 2002, we completed the acquisition of National Prescription Administrators and certain affiliated entities (collectively “NPA”), a privately held full-service PBM, for a purchase price of approximately $466 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustments of $46.8 million received during the third and fourth quarter of 2002. The transaction was accounted for under the provisions of FAS 141. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $76,290,000 and non-competition agreements in the amount of $2,860,000, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $398,835,000 which is not being amortized.

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

        On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc.(“Phoenix”), a wholly-owned subsidiary of Access Worldwide Communications, Inc., for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. The acquisition has been accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $4,000,000 and non-competition agreements in the amount of $180,000, which are being amortized using the straight-line method over the estimated lives of eight years and four years, respectively, and trade name in the amount of $1,700,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $22,136,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

        The following unaudited pro forma information presents a summary of our combined results of operations and those of NPA and PMG as if the acquisitions had occurred at the beginning of the period presented, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it an indication of trends in future results (in thousands, except per share data):

Three Months Ended March 31, 2002
Total revenues	$3,120,773
Net income	45,963
Basic earnings per share	0.59
Diluted earnings per share	0.58

Note 3 – Receivables

        Included in receivables, net, as of March 31, 2003 and December 31, 2002, are allowance for doubtful accounts of $35,540,000 and $35,822,000, respectively.

        As of March 31, 2003 and December 31, 2002, unbilled receivables were $493,309,000 and $547,686,000, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

Note 4 – Property and equipment

        During 2002, the estimated useful lives of certain computer equipment and software associated with our legacy computer systems were shortened due to the continued progress of our integration to one point-of-sale claim adjudication platform. This change in the estimated useful lives increased depreciation and amortization expense (included in selling, general and administrative expenses) by approximately $14.0 million during the first quarter of 2002.

Note 5 – Goodwill and other intangibles

        We adopted FAS 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. FAS 142 requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we completed our transitional impairment test during the second quarter of 2002, and our first annual impairment test during the fourth quarter of 2002, neither of which indicated any impairment.

        The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,464,026	$106,673	$1,462,869	$106,569
Non-PBM	22,136	-	22,136	-

	$1,486,162	$106,673	$1,485,005	$106,569

Other intangible assets
PBM
Customer contracts	$263,839	$61,034	$263,490	$57,991
Other (2)	65,444	26,032	63,166	22,980

	329,283	87,066	326,656	80,971
Non-PBM
Customer contracts	4,000	542	4,000	417
Other	1,880	49	1,880	37

	5,880	591	5,880	454

Total other intangible assets	$335,163	$87,657	$332,536	$81,425

(1)	The changes in goodwill and accumulated amortization from December 31, 2002 to March 31, 2003 are a result of changes in foreign currency exchange rates.
(2)	Gross carrying amount and accumulated amortization at March 31, 2003 and December 31, 2002 excludes cumulative pre-tax, deferred financing fee write-offs of $15,928,000 and $15,689,000, respectively. Deferred financing fees are amortized over the term of the related debt and are written off in conjunction with debt prepayments.

        The aggregate amount of amortization expense of other intangible assets was $6,233,000 and $3,876,000 for the three months ended March 31, 2003 and 2002, respectively. The future aggregate amount of amortization expense of other intangible assets is $17,519,000 for 2003, $23,118,000 for 2004, $22,108,000 for 2005, $16,610,000 for 2006, and $13,945,000 for 2007. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and six years for other intangible assets.

Note 6 – Contractual agreements

        In March 2002, we renegotiated certain terms of our relationship with The Manufacturer’s Life Insurance Company (“Manulife”) and entered into an amended agreement which, among other things, extended the term of the agreement through March 2009. During 2001, Manulife earned 101,000 shares of our common stock to be issued in 2002. In lieu of the issuance of the 101,000 shares, we made a cash payment to Manulife. Therefore, the advance discount recorded in other intangible assets as of December 31, 2001 was recorded against revenue during the first quarter of 2002. In addition, the amendment eliminated the ability for Manulife to receive shares of our common stock or the warrants contemplated in the original agreement.

Note 7 – Earnings per share

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

	Three Months Ended March 31,
	2003	2002
Weighted average number of common shares
outstanding during the period - Basic EPS	77,547	77,686
Outstanding stock options	1,377	1,684
Executive deferred compensation plan	43	35
Restricted stock awards	108	170

Weighted average number of common shares
outstanding during the period - Diluted EPS	79,075	79,575

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.”

Note 8 – Financing

        During the first quarter of 2003, we prepaid $25 million of our Term B loan facility. At March 31, 2003, the Term B loans have a remaining maturity of five years with $69,250,000 maturing in 2007 and $230,750,000 maturing in 2008. As a result of the prepayment on the Term B loans, we recorded a $239,000 pre-tax charge, included in interest expense, from the write-off of deferred financing fees.

Note 9 – Derivative financial instruments

        We use interest rate swap agreements to manage our interest rate risk on future variable interest payments. At March 31, 2003, we have two swap agreements to fix the variable interest rate payments on approximately $150 million of our debt under our credit facility. Under one of our swap agreements, we agree to receive a variable rate of interest on the notional principal amount of approximately $100 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount decreased to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005. Under our second swap agreement, which matures in September 2003, we agree to receive a variable rate of interest on the notional principal amount of $50 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 1.66% per annum.

        Our present interest rate swap agreements are cash flow hedges which require us to pay fixed-rates of interest, and which hedge against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements, $5,169,000, pre-tax, at March 31, 2003, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $3,207,000, net of taxes, at March 31, 2003, is deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the three months ended March 31, 2003 and 2002, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

Note 10 – Stock-based compensation plans

        We apply APB 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been $55,518,000, or $0.70 per diluted share and $41,039,000 or $0.51 per diluted shares, respectively (see also Note 1).

        The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. For options granted during the three months ended March 31, 2002, the assumptions utilized in our Black-Scholes multiple option-pricing model included expected option life of 3-5 years, risk-free interest rates ranging from 3.02% to 4.51%, volatility of 54% and no expected dividend yield. No options were granted during the three months ended March 31, 2003.

        A summary of the status of our fixed stock option plans as of March 31, 2003 and December 31, 2002, and changes during the periods ending on those dates are presented below.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
(share data in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,594	$ 31.50	5,992	$ 26.26
Granted	-	-	48	$ 49.73
Exercised	(133)	$ 25.76	(502)	$ 21.14
Forfeited/Cancelled	(50)	$ 32.77	(14)	$ 36.97

Outstanding at end of period	5,411	$ 31.63	5,524	$ 26.90

Options exercisable at period end	2,879		2,457

Weighted-average fair value of
options granted during the year	-		$22.69

        The following table summarizes information about fixed stock options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 3/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 3/31/03	Weighted- Average Exercise Price
$ 5.38 - 19.31	1,443	4.41	$15.43	1,114	$14.42
19.47 - 27.56	1,183	6.17	26.07	789	26.14
28.22 - 39.24	1,374	6.17	36.51	733	35.44
40.19 - 47.95	1,117	6.06	46.85	196	44.85
48.34 - 54.90	294	5.99	52.96	47	50.34

$ 5.38 -54.90	5,411	5.67	$31.63	2,879	$25.64

Note 11 – Condensed consolidating financial statements

        Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. We believe this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. During 2002, Phoenix Marketing Group LLC was established to acquire the assets of Phoenix. Subsequent to the acquisition on February 25, 2002, the assets, liabilities and operations of Phoenix Marketing Group, LLC have been included in those of the guarantors. In addition, subsequent to the acquisition of NPA on April 12, 2002, the assets, liabilities and operations of NPA have been included in those of the guarantors.

Condensed Consolidating Balance Sheet

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of March 31, 2003
Current assets	$954,861	$570,025	$16,187	$-	$1,541,073
Property and equipment, net	112,892	54,294	2,825	-	170,011
Investments in subsidiaries	1,664,602	1,207,138	-	(2,871,740)	-
Intercompany	1,076,450	(1,037,100)	(39,350)	-	-
Goodwill, net	241,457	1,121,864	16,168	-	1,379,489
Other intangible assets, net	69,410	169,216	8,880	-	247,506
Other assets	14,311	2,126	(229)	-	16,208

Total assets	$4,133,983	$2,087,563	$4,481	$(2,871,740)	$3,354,287

Current liabilities	$618,831	$1,020,768	$1,421	$-	$1,641,020
Long-term debt	540,729	-	-	-	540,729
Other liabilities	61,193	43,814	(748)	-	104,259
Stockholders' equity	2,913,230	1,022,981	3,808	(2,871,740)	1,068,279

Total liabilities and stockholders' equity	$4,133,983	$2,087,563	$4,481	$(2,871,740)	$3,354,287

Condensed Consolidating Balance Sheet

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of December 31, 2002
Current assets	$948,288	$427,890	$17,643	$-	$1,393,821
Property and equipment, net	117,086	49,561	2,326	-	168,973
Investments in subsidiaries	1,664,602	1,176,251	-	(2,840,853)	-
Intercompany	823,318	(787,102)	(36,216)	-	-
Goodwill, net	241,457	1,121,863	15,116	-	1,378,436
Other intangible assets, net	70,755	171,833	8,523	-	251,111
Other assets	14,764	(358)	245	-	14,651

Total assets	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Current liabilities	$394,224	$1,144,827	$4,706	$-	$1,543,757
Long-term debt	562,556	-	-	-	562,556
Other liabilities	58,777	39,264	(217)	-	97,824
Stockholders' equity	2,864,713	975,847	3,148	(2,840,853)	1,002,855

Total liabilities and stockholders' equity	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Condensed Consolidating Statement of Operations

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Three months ended March 31, 2003
Total revenues	$1,547,052	$1,672,072	$4,857	$-	$3,223,981
Operating expenses	1,517,462	1,594,539	4,153	-	3,116,154

Operating income	29,590	77,533	704	-	107,827
Undistributed loss from joint venture	(1,539)	-	-	-	(1,539)
Interest (expense) income, net	(10,367)	431	102	-	(9,834)

Income before tax effect	17,684	77,964	806	-	96,454
Income tax provision	6,857	29,802	146	-	36,805

Income before cumulative effect of
change in accounting principle	10,827	48,162	660	-	59,649
Cumulative effect of change in accounting
principle, net of tax	-	(1,028)	-	-	(1,028)

Net income	$10,827	$47,134	$660	$-	$58,621

Three months ended March 31, 2002
Total revenues	$1,501,415	$1,049,862	$(255)[1]	$-	$2,551,022
Operating expenses	1,444,114	1,025,274	3,364	-	2,472,752

Operating income (loss)	57,301	24,588	(3,619)	-	78,270
Undistributed loss from joint venture	(1,037)	-	-	-	(1,037)
Interest (expense) income, net	(7,080)	(38)	50	-	(7,068)

Income (loss) before tax effect	49,184	24,550	(3,569)	-	70,165
Income tax provision (benefit)	19,059	8,598	(1,461)	-	26,196

Net income (loss)	$30,124	$15,952	$(2,108)	$-	$43,969

1 Revenues include the recording of the Manulife cash payment made in lieu of the issuance of our common shares earned in 2001 by Manulife (See Note 5).

Condensed Consolidating Statement of Cash Flows

(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended March 31, 2003
Net cash provided by (used in)
operating activities	$242,451	$(144,066)	$(3,949)	$-	$94,436

Cash flows from investing activities:
Purchase of property and equipment	(2,233)	(6,529)	(433)	-	(9,195)
Acquisitions and joint venture	(311)	3,115	-	-	2,804
Other	7	-	-	-	7

Net cash (used in)
Investing activities	(2,537)	(3,414)	(433)	-	(6,384)

Cash flows from financing activities:
Repayment of long-term debt	(25,000)	-	-	-	(25,000)
Net Proceeds from employee stock plans	1,939	-	-	-	1,939
Net transaction with parent	(220,333)	219,111	1,222	-	-

Net cash (used in) provided by
financing activities	(243,394)	219,111	1,222	-	(23,061)

Effect of foreign currency
translation adjustment	-	-	896	-	896

Net increase (decrease) in cash and
cash equivalents	(3,480)	71,631	(2,264)	-	65,887
Cash and cash equivalents at beginning
of the period	278,190	(101,644)	14,108	-	190,654

Cash and cash equivalents at end
of the period	$274,710	$(30,013)	$11,844	$-	$256,541

Condensed Consolidating Statement of Cash Flows

(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Three months ended March 31, 2002
Net cash provided by (used in)
operating activities	$14,793	$19,259	$(9,253)	$-	$24,799

Cash flows from investing activities:
Purchase of property and equipment	(5,520)	(3,647)	(95)	-	(9,262)
Acquisitions and joint venture	86	(33,020)	-	-	(32,934)
Other	5	-	-		5

Net cash used in investing activities	(5,429)	(36,667)	(95)	-	(42,191)

Cash flows from financing activities:
Treasury stock acquired	(13,598)	-	-	-	(13,598)
Proceeds from employee stock plans	12,176	-	-	-	12,176
Net transaction with parent	9,352	(14,783)	5,431		-
Other	(316)	-	-	-	(316)

Net cash provided by (used in)
financing activities	7,614	(14,783)	5,431	-	(1,738)

Effect of foreign currency
translation adjustment	(4,825)	-	4,924	-	99

Net increase (decrease) in cash and
cash equivalents	12,153	(32,191)	1,007	-	(19,031)
Cash and cash equivalents at beginning
of the period	272,891	(102,163)	6,987	-	177,715

Cash and cash equivalents at end
of the period	$285,044	$(134,354)	$7,994	$-	$156,684

Note 12 – Segment reporting

        We are organized on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. We manage the pharmacy benefit within an operating segment that encompasses a fully integrated PBM service. The remaining three operating service SDS, PMG and Specialty self-injectibles) have been aggregated into a non-PBM reporting segment.

        The following table presents income statement information about our reportable segments for the:

(in thousands)	PBM	Non-PBM	Total
Three months ended March 31, 2003
Product revenues
Network revenues	$2,188,208	$-	$2,188,208
Mail revenues	961,273	-	961,273
Other revenues	-	27,896	27,896
Service revenues	18,811	27,793	46,604

Total revenues	3,168,292	55,689	3,223,981
Income before income taxes	86,687	9,767	96,454
Three months ended March 31, 2002
Product revenues
Network revenues	$1,747,555	$-	$1,747,555
Mail revenues	758,151	-	758,151
Other revenues	-	11,599	11,599
Service revenues	16,447	17,270	33,717

Total revenues	2,522,153	28,869	2,551,022
Income before income taxes	64,521	5,644	70,165

        Product revenue consists of revenues from the dispensing of prescription drugs from our mail pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, a portion of SDS services, and sample accountability and distribution services by PMG.

        The following table presents balance sheet information for our reportable segments as of:

(in thousands)	PBM	Non-PBM	Total
Total assets
March 31, 2003	$3,242,144	$112,143	$3,354,287
December 31, 2002	3,100,005	106,987	3,206,992

Item 2.       Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

        In this Item 2, “we,” “us,” “our” and the “Company” refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission (“SEC”) and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such differences to occur include, but are not limited to:

  risks associated with our ability to maintain growth rates, or to control operating or capital costs continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contracts with key clients or providers competition in the PBM industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers adverse results in regulatory matters, the adoption of new legislation or regulations, more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations (including, without limitation, Compliance Guidance for Pharmaceutical Manufacturers, issued by the Office of Inspector General of CMS relating to the Federal Medicare/Medicaid Anti-Kickback Statute).
  risks associated with our acquisition of National Prescription Administrators, Inc. (and certain affiliated entities), including integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses increased compliance risks relating to our contracts with the Department of Defense ("DoD") TRICARE Plan and various state governments risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston and other regulatory agencies the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers adverse results in litigation, including a number of purported class action cases challenging aspects of our business practices risks associated with the use and protection of the intellectual property we use in our business risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements risks associated with our ability to continue to develop new products, services and delivery channels general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs uncertainties regarding the implementation and the ultimate terms of proposed government initiatives, including a Medicare prescription drug benefit increase in credit risk relative to our clients due to adverse economic trends risks associated with our inability to attract and retain qualified personnel other risks described from time to time in our filings with the SEC

        See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 – “Business” of our Annual Report on Form 10-K for the year ended December 31, 2002. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

        We are one of the largest full-service pharmacy benefit management (“PBM”) companies independent of pharmaceutical manufacturer ownership in North America. We provide health care management and administration services on behalf of clients which include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. Our fully integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services, and informed decision counseling services through our Express Health LineSM division. We also provide non-PBM services which include distribution of specialty pharmaceuticals through our Express Scripts Specialty Distribution Services subsidiary (“SDS”) and sampling and accountability services through our Phoenix Marketing Group subsidiary (“PMG”).

        We derive our revenues primarily from the sale of PBM services in the United States and Canada. Tangible product revenue consists of revenues from the dispensing of prescription drugs from our mail pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, SDS services, and sampling services by our PMG subsidiary. Tangible product revenue represented 98.6% of our total revenues for the three months ended March 31, 2003, compared to 98.7%, for the same period last year.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We believe certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” and with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

REVENUE RECOGNITION

        Revenues from our PBM segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our nationwide networks, and by providing services to drug manufacturers, including administration of rebate and discount programs.

        Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from our members, are recorded when the prescription is shipped. At the time of shipment our earnings process is complete; the obligation of our customer to pay for the drugs is fixed, and due to the nature of the product, the member may not return the drugs nor receive a refund.

        Revenues related to the sale of prescription drugs by retail pharmacies in our nationwide networks consist of the amount (less the co-payment) the client has contracted to pay us for the dispensing of such drugs together with any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue, and payments we make to the network pharmacy providers as cost of revenue in compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed as specified within our provider contracts. In addition, under many of our client contracts, we may realize a positive or negative margin represented by the difference between the separately negotiated ingredient costs we will receive from our clients and negotiated ingredient costs we will pay to our network pharmacies. These factors indicate we are a principal as defined by EITF 99-19 and as such we record ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of revenues. In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable member co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member. Under our client contracts, we do not assume liability for the member co-payment in retail pharmacy transactions. As such, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

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

        We record rebate amounts payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales. With respect to rebates based on actual market share performance, we estimate the portion of rebates payable to clients on a quarterly basis based on historical sharing percentages and our estimate of rebates receivable from pharmaceutical manufacturers. These estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid. With respect to rebates that are not based on market share performance, no estimation is required because the client portion is determinable when the drug is dispensed. We share all or a contractually agreed upon portion of rebates with clients (see further discussion under “— Cost of Revenues”).

        Certain implementation and other fees paid to clients upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are recorded as a reduction of revenue. Where they are refundable upon cancellation, these payments are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

        Revenues from our non-PBM segment are derived from specialty distribution services, sample fulfillment and sample accountability services. Revenues earned by our specialty distribution subsidiary include administrative fees received from pharmaceutical manufacturers for dispensing or distributing of consigned pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in our SDS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

        Our PMG subsidiary records an administrative fee for verifying practitioner licensure and then distributing consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

COST OF REVENUES

        As mentioned previously, we administer two rebate programs through which we receive rebate and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of these programs performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue. Manufacturer rebates and associated administrative fees are recognized as earned when the prescriptions covered under contractual agreements with the manufacturers are dispensed. These revenues are not dependent upon future pharmaceutical sales. With respect to rebates based on actual market share performance, we estimate rebate revenue and rebates receivable from pharmaceutical manufacturers on a quarterly basis based on our estimate of the number of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billing to the manufacturers has been completed. With respect to rebates that are not based on market share performance, no estimation is required because the manufacturer billing amounts are determinable when the drug is dispensed. We share all or a contractually agreed upon portion of rebates with clients.

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

RESULTS OF OPERATIONS

PBM GROSS PROFIT

	Three Months Ended March 31,
(in thousands)	2003	Increase	2002
Product revenues
Network revenues	$2,188,208	25.2%	$1,747,555
Mail revenues	961,273	26.8%	758,151
Service revenues	18,811	14.4%	16,447

Total PBM revenues	3,168,292	25.6%	2,522,153
Cost of PBM revenues	2,971,668	26.2%	2,355,291

PBM Gross Profit	$196,624	17.8%	$166,862

        Revenues for network pharmacy claims increased $440,653,000, or 25.2%, in the three months ended March 31, 2003 over the three months ended March 31, 2002. The increase in 2003 network pharmacy claims revenue over 2002 is due to the acquisition of National Prescription Administrators, Inc. and certain affiliated entities (collectively “NPA”), representing approximately 88.5% of the increase; an increase in the rate of utilization of prescription drugs by members and higher drug ingredient costs. These increases were partially offset by a higher mix of generic claims and a higher mix of clients utilizing retail pharmacy networks contracted by the client versus retail pharmacy networks contracted by us. As previously discussed under “—Critical Accounting Policies,” when clients utilize their own retail pharmacy networks, we do not record the ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies is excluded from cost of revenue. Network pharmacy claims processed increased 20.7% to 96,667,000 in the three months ended March 31, 2003 over the three months ended March 31, 2002. Excluding NPA, network pharmacy claims processed increased 7.4% over 2002.

        The average revenue per network pharmacy claim increased 3.8% to $22.64 during the three months ended March 31, 2003 over the three months ended March 31, 2002 due to the acquisition of NPA in April 2002. Without NPA, the average revenue per network pharmacy claim decreased 4.2%. The decrease resulted from a higher mix of generic claims, representing 47.9% of total network claims in the first quarter of 2003 versus 43.8% in the first quarter of 2002, and a higher mix of clients utilizing retail pharmacy networks contracted by the client versus retail pharmacy networks contracted by us. As previously discussed under “—Critical Accounting Policies,” when clients utilize their own retail pharmacy networks, we do not record the ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies is excluded from cost of revenue.

        Mail pharmacy revenues and mail pharmacy prescriptions filled increased $203,122,000, or 26.8%, and 1,392,000, or 23.1%, respectively, during 2003 over 2002. These increases are primarily due the acquisition of NPA in April 2002, representing approximately 61.0% of the increase; an increase in mail order prescriptions filled by our mail order facilities and higher drug ingredient costs. Excluding NPA, mail pharmacy claims processed increased 9.5%. The average revenue per mail pharmacy claim increased 3.0% in 2003 over 2002 primarily due to the acquisition of NPA. Without NPA, the average revenue per mail order claim increased 1.0% due to higher drug ingredient costs. The increase from higher drug ingredient costs was partially offset by a higher mix of generic claims resulting from branded drug patent expirations. On an age and sex adjusted basis, the generic fill rate for network and mail order prescriptions is comparable and both increased approximately 9% in the first quarter of 2003 as compared to the first quarter of 2002. Because our older members tend to utilize mail order pharmacy prescriptions for certain maintenance medications (i.e. therapies for diabetes, high blood pressure, etc.), for which fewer generic substitutes are available, the mail order generic fill rate is lower, on an unadjusted basis. Our mail order generic fill rate increased to 37.1% for the three months ended March 31, 2003 from 34.0% for the three months ended March 31, 2002. In addition, we began processing mail order prescriptions for the DoD TRICARE Management Activity on March 1, 2003. Under our contract with the DoD, we earn a fee per prescription filled by our mail order facility. Revenues and cost of revenues from the DoD contract do not include ingredient cost as inventory is replenished by the DoD through agreements with its suppliers. As a result, these claims have a negative impact on the average revenue per mail pharmacy claim.

        PBM revenues include amounts received from pharmaceutical manufacturers in support of certain programs, such as our Drug Choice Management Program and our Therapy Adherence Program. Such programs support our clients’ formulary choices. These payments are not part of our rebate program. When we receive manufacturer support for these programs, we disclose in our program communications that one or more manufacturers have provided financial support for the program. We have been phasing out manufacturer funding for these programs, and such funding will be completely phased out by October 1, 2003. Manufacturer funding for these programs decreased by approximately $6.0 million in the first quarter of 2003 as compared to the first quarter of 2002. In addition, we recorded a non-recurring reduction in revenue and gross profit of $15.0 million relating to previously collected pharmaceutical manufacturer funds which we have decided to share with our clients. Our decision to share these funds with clients is voluntary and will not impact future quarters.

        Our PBM cost of revenues increased 26.2% during the three months ended March 31, 2003 over 2002, mainly as a result of the increase in PBM revenues discussed above. Cost of revenues for the three months ended March 31, 2002 was impacted by a contract renegotiation with a large client, which resulted in the elimination of a contract pricing reserve. The elimination of the reserve was a non-recurring, non-cash decrease in cost of revenues and was approximately $15.0 million.

        We have been successful in offsetting gross profit pressure arising from lower pricing on administrative fees and other clinical programs with higher profits through increased utilization of our mail service pharmacies, increased utilization of generic drugs and improved formulary compliance, and we expect these trends to continue. Our PBM gross profit increased $29,762,000, or 17.8%, during the three months ended March 31, 2003 over 2002. A portion of the increases resulted from the acquisition of NPA (representing approximately 61.3% of the increase), from increased mail utilization and from a shift to utilization of generic versus brand drugs, on which we earn higher margins. For the first quarter of 2003, generic drugs comprised 47.0% of all prescriptions compared to 43.0% for the same period in 2002.

        During 2002, we early-adopted EITF No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” (see further discussion under “—Other Matters”). EITF 02-16 requires any consideration received from a vendor to be characterized as a reduction of cost of revenues. Therefore, revenues for the three months ended March 31, 2002 have been reduced by $198,047,000 to conform to the presentation for the three months ended March 31, 2003. Cost of revenues, for the three months ended March 31, 2002, has been reduced by the same amount. This amount represents gross rebates and administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance, and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. Our client’s portion, a majority of this amount, has been and will continue to be classified as a reduction of revenues. Our consolidated gross profit for the three months ended March 31, 2002 was not impacted as a result of this adoption.

NON-PBM GROSS PROFIT

	Three Months Ended March 31,
(in thousands)	2003	Increase	2002
Product revenues	$27,896	140.5%	$11,599
Service revenues	27,793	60.9%	17,270

Total non-PBM revenues	55,689	92.9%	28,869
Non-PBM cost of revenues	42,700	102.6%	21,074

Non-PBM gross profit	$12,989	66.6%	$7,795

        The increase in non-PBM product revenue for the three months ended March 31, 2003 over 2002 is due to higher volumes and increases in ingredient cost for specialty injectibles (representing approximately 56.1% of the increase) and higher volumes for SDS (representing 43.9% of the increase), including the sample card programs we administer for certain manufacturers, where we include the ingredient cost of pharmaceuticals dispensed from retail pharmacies in our SDS revenues. Additional volume in SDS resulted in a 59.6% increase in non-PBM service revenues. Non-PBM service revenues also increased as a result of our acquisition of PMG, completed on February 25, 2002.

        Gross profit from non-PBM services increased 66.6% for the three months ended March 31, 2003 over 2002, reflecting the increased volume in SDS, the addition of PMG, and the increased volume in specialty injectibles. The percentage increase in non-PBM costs of revenues grew faster than the percentage increase in revenues due to the additional volume in specialty injectibles and in the SDS sample card program, where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues and costs of revenues. The percentage increase in the non-PBM cost of revenues was partially offset by PMG, which does not purchase samples from the manufacturers, but records an administrative fee for verification of practitioner licensure and distribution of samples to those practitioners based on orders received from pharmaceutical sales representatives.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses (“SG&A”) increased $5,399,000, or 5.6%, in the first quarter of 2003 over 2002. The increase is mainly due to expenditures of approximately $14,518,000, required to expand operational and administrative functions supporting our management of the pharmacy benefit. Additional increases resulted from the acquisition of NPA, which was not included in our first quarter 2002 results of operations, and the acquisition of PMG, which was included in our results of operations beginning in late February 2002. The inclusion of NPA and PMG in our consolidated results of operations for the full three months ended March 31, 2003 increased SG&A by $5,144,000. SG&A, for the three months ended March 31, 2003, was also impacted by costs incurred to facilitate start-up of our operations supporting the DoD TRICARE Management Activity mail pharmacy service. These start-up costs, totaling $4,833,000 during the first quarter, mainly consist of salary expenses and, starting March 1, 2003 (the date we began filling mail pharmacy claims for the DoD), such costs are included in cost of revenues. These increases in selling, general and administrative expenses were partially offset by decreases in depreciation and amortization expense, bad debt expense and charitable contributions for the three months ended March 31, 2003 as compared to 2002. Depreciation and amortization expense for the three months ended March 31, 2003 decreased as compared to the same period of 2002, mainly due to a change, in the first quarter of 2002, in the estimated useful lives of certain assets associated with our legacy information systems which resulted in approximately $14.0 million of additional depreciation and amortization expense.

OTHER (EXPENSE) INCOME

        In February 2001, we entered into an agreement with AdvancePCS and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years with approximately $11.4 million invested through March 31, 2003. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the three months ended March 31, 2003 was $1,539,000 ($942,000 net of tax) compared to $1,037,000 ($644,000 net of tax) for the three months ended March 31, 2002. These amounts have been recorded in other (expense) income in our Unaudited Consolidated Statement of Operations.

        The $2,766,000, or 39.1%, increase in net interest expense for the first quarter of 2003 over 2002 is primarily due to the additional debt incurred during the second quarter of 2002 to finance the NPA acquisition. In addition, net interest expense for the first quarter of 2003 includes a charge of $239,000 (pre-tax) from the write-off of deferred financing fees recorded in conjunction with a prepayment of our Term B loans in the first quarter (see “—Liquidity and capital resources”).

PROVISION FOR INCOME TAXES

        Our effective tax rate increased from 37.3% in the first quarter of 2002 to 38.2% for the first quarter of 2003. The increase in our effective rate is due primarily to our acquisition of NPA in April 2002. NPA is subject to higher state income tax rates.

NET INCOME AND EARNINGS PER SHARE

        Net income before the cumulative effect of change in accounting principle increased $15,680,000, or 35.7%, for the three months ended March 31, 2003 over 2002. During the first quarter, we recorded a cumulative effect of change in accounting principle of $1,028,000, net of tax, related to our implementation of Financial Accounting Standards Board Statement (“FAS”) No. 143, “Asset Retirement Obligations,” (see “—Other matters”). Our net income increased $14,652,000, or 33.3%, for the three months ended March 31, 2003 over 2002. Basic and diluted earnings per share increased 33.3% and 34.5%, respectively, for the first quarter of 2003 over 2002.

        We account for employee stock options in accordance with FAS 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We account for options using the intrinsic value method and have not recognized compensation expense for options granted. Had we used the fair value method and recognized compensation expense based on the fair value of options determined on the grant date, our net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been $55,518,000, or $0.70 per diluted share, and $41,039,000 or $0.52 per diluted shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

        During the first three months of 2003, net cash provided by operations increased $69,637,000 to $94,436,000 from $24,799,000 during the first three months of 2002. This increase reflects significant changes in operating assets and liabilities, primarily due to the integration of NPA’s vendor payment processes into our existing payment processes during the first quarter of 2003. This enhancement was partially offset by increased inventory levels due to the implementation of DoD TRICARE Management Activity.

        During the first quarter of 2003, we began providing mail pharmacy services for the DoD TRICARE Management Activity under a five year contract. The new contract covers nearly 9 million United States Armed Forces personnel and dependents worldwide. During the first quarter, we incurred start-up costs of approximately $4,833,000 and purchased approximately $52,671,000 of additional inventory. These expenditures were funded from operating cash flow.

        Our capital expenditures for the three months ended March 31, 2003 remained flat as compared to the same period of 2002. During the first quarter, we completed a capital project to renovate and expand our Tempe mail order facility and capitalized approximately $5.7 million. We will continue to invest in technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

        As of March 31, 2003, we have repurchased a total of 5,803,000 shares of our common stock under the stock repurchase program that we announced on October 25, 1996. As of March 31, 2003, approximately 4,009,000 shares have been reissued in connection with employee compensation plans. Our Board of Directors has approved the repurchase of up to 10,000,000 shares under our stock repurchase program. There is no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

ACQUISITIONS

        On December 19, 2002, we entered into an agreement with Managed Pharmacy Benefits, Inc. (“MPB”) under which we acquired certain assets from MPB for approximately $11,063,000 in cash and entered into an outsourcing arrangement with respect to MPB’s operations. MPB is a St. Louis-based pharmacy benefit manager and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc. MPB processes approximately 6.0 million retail claims and 85,000 mail order claims annually. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets other than goodwill in the amount of $2,526,000. This asset is included in other intangible assets on the balance sheet and is being amortized using the straight-line method over the estimated useful life of 20 years. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $15,000,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

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

        On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group, a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. The acquisition has been accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $4,000,000 and non-competition agreements in the amount of $180,000 which are being amortized using the straight-line method over the estimated lives of eight years and four years, respectively, and trade name in the amount of $1,700,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $22,136,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

        We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2003 or thereafter.

BANK CREDIT FACILITY

        At March 31, 2003, our credit facility with a commercial bank syndicate consists of $300 million of Term B loans and a $150 million revolving credit facility (of which nothing is outstanding at March 31, 2003). During the first quarter of 2003, we prepaid $25,000,000 of our Term B loan facility. At March 31, 2003, the Term B loans have a remaining maturity of five years with $69,250,000 maturing in 2007 and $230,750,000 maturing in 2008. As a result of the prepayment on the Term B loans during the first quarter of 2003, we recorded a $239,000 pre-tax charge, included in interest expense, from the write-off of deferred financing fees. The capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., have been pledged as collateral for the credit facility.

        Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates (“LIBOR”) or base rate options. Using a LIBOR spread, the Term B loans have an interest rate of 3.63% at March 31, 2003. The credit facility contains covenants limiting the indebtedness we may incur, the common shares we may repurchase, the dividends we may pay and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($150,000,000 at March 31, 2003). During 2002, the lenders approved the amendment of certain covenants, relating to restricted junior payments and asset sales, and a provision enabling a future accounts receivable securitization facility. At March 31, 2003, we were in compliance with all covenants associated with the credit facility.

        To alleviate interest rate volatility on our Term A and Term B loans, we have entered into interest rate swap arrangements, which are discussed in “—Market Risk” below.

BONDS

        In June 1999, we issued $250 million of 9.625% Senior Notes due 2009, of which approximately $10.1 million was repurchased on the open market during 2000. The Senior Notes, which require interest to be paid semi-annually on June 15 and December 15, are callable at 104.8% beginning in June 2004. The call payment premium decreases to 103.2% in June 2005, to 101.6% in June 2006, and beginning in June 2007 are callable at 100.0%. The Senior Notes are unconditionally and jointly and severally guaranteed by most of our wholly-owned domestic subsidiaries. The Senior Note indenture contains covenants limiting the indebtedness we may incur, the common shares we may repurchase, the dividends we may pay, certain investing activity, and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio. At March 31, 2003, we were in compliance with all covenants associated with the Senior Note indenture.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following table sets forth our schedule of current maturities of our long-term debt, excluding the deferred interest rate swap gain of $399,000, and future minimum lease payments due under noncancellable operating leases as of March 31, 2003 (in thousands):

	Payments Due by Period as of March 31, 2003
Contractual obligations	Total	2003		2004 - 2005	2006 - 2007	After 2007
Long-term debt	$540,330	$		$-	$69,250	$471,080
Future minimum lease
payments	94,224		13,573	33,834	28,863	17,954

Total contractual cash
obligations	$634,554		$13,573	$33,834	$98,113	$489,034

OTHER MATTERS

        The SEC previously announced plans to review prior filings of each of the Fortune 500 companies. We previously announced that we received a comment letter from the SEC with respect to our Annual Report on Form 10-K for 2001 and subsequent quarterly reports on Form 10-Q. Most issues raised by the SEC relate to disclosure and reclassification matters, including whether the PBM business should be comprised of two separate segments or a single segment representing an integrated product. In our segment reporting under FAS 131, we currently reported our integrated PBM business as a single business segment. None of these issues would affect our consolidated results of operations, which include gross profit and net income, or the consolidated balance sheet and consolidated statement of cash flows. An additional issue raised in the SEC comment letter is whether we should include in revenue co-payments paid by clients’ members to retail network pharmacies with respect to prescriptions filled in one of our retail networks. We do not include such co-payments in revenue or cost of revenue. If we are required to include retail co-payments in revenue and cost of revenue, it would result in an increase in reported revenue and cost of revenue for the first quarter of 2003 and 2002 of approximately 23 percent to 29 percent (excluding member co-payments on plans wherein we do not include ingredient costs in revenue). Thus, our consolidated results of operations, which include gross profit and net income, and the consolidated balance sheet and consolidated statement of cash flows would not be affected. We are in discussions with the SEC about the issues raised in the comment letter.

        In January 2003, we adopted FAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and requires the capitalization of the fair value of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset.

        As required by FAS 143, we recorded an asset retirement obligation ($3,071,000 at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased, mail-order facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord. For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space. We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1,408,000 and a $1,663,000 ($1,028,000, net of taxes) loss from the cumulative effect of change in accounting principle. The $1,408,000 asset will be depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

        In April 2002, FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. We adopted this provision of FAS 145 in January 2003. In February 2003, we prepaid $25.0 million of our Term B notes and as a result wrote-off $239,000 (pre-tax) of deferred financing fees. As a result of implementing FAS 145, the write-off of deferred financing fees has been recorded as an increase in interest expense. Implementation of FAS 145 did not have an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        In July 2002, FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which deals with issues on the accounting for costs associated with a disposal activity, was issued. FAS 146 nullifies the guidance in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” by prohibiting liability recognition based on a commitment to an exit/disposal plan. Under FAS 146, exit/disposal costs will be expensed as incurred. We adopted the provisions of FAS 146 effective January 2003. Adoption has not had an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        In September 2002, EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” was issued. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. This EITF issue applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. Prior to our adoption of EITF 02-16, we recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue.

        The transition provisions of EITF 02-16 require implementation for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 do not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. We early-adopted the provisions of EITF 02-16 during fiscal 2002. As a result of the adoption, our revenues for the three months ended March 31, 2002 have been reduced by $198,047,000 to conform to the presentation for the three months ended March 31, 2003. This amount represents the gross rebates and administrative fees received from manufacturers. Cost of revenues, for the three months ended March 31, 2002, has been reduced by the same amount. Our clients’ portion, a majority of this amount, has been and will continue to be recorded as a reduction of revenue. Consolidated net income and consolidated gross profit for the three months ended March 31, 2002 was not impacted as a result of the adoption of EITF 02-16.

        In December 2000, the Department of Health and Human Services (“HHS”) issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, among other things, impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The compliance date for the final privacy regulations was April 14, 2003. We are required to comply with certain aspects of these regulations. For example, we are a “business associate” under HIPAA in some instances with respect to our health plan clients and a “covered entity” under HIPAA when service is provided through our mail service pharmacies. We implemented the necessary changes to our business operations. Other HIPAA requirements relate to electronic transaction standards and code sets and the security of protected health information when it is maintained or transmitted electronically. HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003. The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003). Final security regulations under HIPAA were published on February 20, 2003, and for most entities, the compliance date for these regulations is April 21, 2005. We do not believe the costs we incurred or will continue to incur in complying with these regulations will be material to our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

        We make available, through our website (www.express-scripts.com), access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us).

IMPACT OF INFLATION

        Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals, and accordingly we have been able to recover price increases from our clients under the terms of our agreements.

MARKET RISK

        Effective January 1, 2001, we adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS 137 and 138 (“FAS 133”). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during 2001 by $612,000, net of taxes, due to a cumulative effect of change in accounting principle.

        We use interest rate swap agreements to manage the impact of interest rate fluctuations on future variable interest payments under our bank credit facility. As of March 31, 2003, we have two swap agreements to fix the variable interest rate payments on approximately $150 million of our debt under our credit facility. Under one of our swap agreements, we agree to receive a variable rate of interest on the notional principal amount of approximately $100 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $60 million in April 2003 and to $20 million in April 2004 until maturing in April 2005. On October 1, 2002, we entered into a second swap agreement to fix the variable rate interest payments on an additional $50 million of debt under our credit facility. Under this swap agreement, which matures in September 2003, we agree to receive a variable rate of interest on the notional principal of $50 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 1.66% per annum.

        Our interest rate swap agreements are cash flow hedges which require us to pay fixed-rates of interest, and which hedge against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $5,169,000, pre-tax, at March 31, 2003, is reported on the Unaudited Consolidated Balance Sheet in other liabilities. The related deferred loss on our swap agreements, $3,207,000, net of taxes, at March 31, 2003 is recorded in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the three months ended March 31, 2003 and 2002, the loss on the ineffective portion of our swap agreement was not material to the consolidated financial statements.

        A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at March 31, 2003 would have caused the fair value of the swap to change by $121,000 pretax, resulting in a liability with a fair value of $5,290,000.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” above.

Item 4.       Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting them to any material information that is required to be disclosed by us in reports we file with the Securities and Exchange Commission. There were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act)) and internal controls designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of May 8, 2003 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, as of the Evaluation Date, to provide reasonable assurance of the achievement of the objectives described above.

        Subsequent to the Evaluation Date, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

        We and/or the Company’s subsidiary, NPA, are defendants in several lawsuits that purport to be class actions, which were described in our Annual Report on Form 10-K for 2002. Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. Because these cases all are in their early stages and none of the cases has yet been certified by the court as a class action, we are unable to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations. The following cases have recently been filed against us:

•	Irwin v. AdvancePCS, Inc., et al. (Cause No. RG03088693, Superior Court of the State of California for Alameda County). This action was filed on March 26, 2003. This case is brought by plaintiff alleging his right to sue as a private attorney general under California law. This case purports to be a class action against us and other PBM defendants on behalf of self-funded, non-ERISA health plans; and individuals with no prescription drug benefits that have purchased drugs at retail rates. The complaint alleges that certain business practices engaged in by us and by other PBM defendants violated California’s Unfair Competition Law. The suit seeks unspecified monetary damages and injunctive relief. We have not yet filed an answer in this case.

•	Edwards v. Express Scripts, Inc. (Cause No. 03-2392 in the United States District Court for the Eastern District of Pennsylvania). This action was filed on April 17, 2003. This case is a purported class action brought on behalf of self-funded health plans. The plaintiff asserts that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violated fiduciary duties that we allegedly owe to certain of our clients. The complaint seeks unspecified monetary damages and declaratory and injunctive relief. We have not yet filed an answer in this case.

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

Item 6.       Exhibits and Reports on Form 8-K

    (a)        Exhibits. See Index to Exhibits below.

    (b)        Reports on Form 8-K.

(i)	On January 16, 2003, we filed a Current Report on Form 8-K, dated January 16, 2003, under Item 5, regarding activity in a previously disclosed class action lawsuit in which we have been named a defendant.

(ii)	On February 13, 2003, we filed and/or furnished a Current Report on Form 8-K, dated February 13, 2003, under Items 5, 7 and 9, regarding a press release we issued concerning our financial performance for the year and quarter ending December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC (Registrant)

Date: May 15, 2003	By: /s/ Barrett A. Toan
Barrett A. Toan, Chairman of the Board,
and Chief Executive Officer
Date: May 15, 2003	By: /s/ George Paz
George Paz, Senior Vice President and
Chief Financial Officer

I, Barrett A. Toan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Express Scripts, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ George Paz
George Paz, Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit
2.1[1]	Asset Purchase Agreement, dated as of December 19, 2001, by and among the Company, Phoenix Marketing Group (Holdings), Inc., and Access Worldwide Communications, Inc.(“Access”), incorporated by reference to Appendix A to Access’ Definitive Proxy Statement on Schedule 14A, filed January 15, 2002.

2.2[1]	Stock and Asset Purchase Agreement dated February 5, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 26, 2002.

2.3[1]	Amendment No. 1 to Stock and Asset Purchase Agreement dated April 12, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.2 to the Company’s Current Report on Form 8-K filed April 26, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.
3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ending December 31, 2000.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974).
4.2	Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-4 filed August 4, 1999 (No. 333-83133).

4.3	Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999.

4.4	Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.5	Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.6	Asset Acquisition Agreement dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company's amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.7	Rights Agreement, dated as of July 25, 2001, between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001.

4.8[2]	Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company
10.1[2,3]	Letter Agreement dated April 17, 2003, amending the Executive Employment Agreement between the Company and Stuart L. Bascomb.
99.1[2]	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
99.2[2]	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

[1]	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
[2]	Filed herein.
[3]	Management contract or compensatory plan or agreement