Form 10-Q
period 2003-06-30
EXPRESS SCRIPTS INC
filed 2003-08-14
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003.
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
Yes  X        No ___

Common stock outstanding as of July 31, 2003:                                                            78,588,894 Shares

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

Signatures
Index to Exhibits

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

(in thousands, except share data)	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$194,562	$190,654
Receivables, net	990,090	988,544
Inventories	155,078	160,483
Deferred taxes	16,454	25,686
Prepaid expenses and other current assets	32,653	28,454

Total current assets	1,388,837	1,393,821
Property and equipment, net	172,551	168,973
Goodwill, net	1,420,752	1,378,436
Other intangible assets, net	241,189	251,111
Other assets	18,814	14,651

Total assets	$3,242,143	$3,206,992

Liabilities and Stockholders' Equity
Current liabilities:
Claims and rebates payable	$1,195,511	$1,084,906
Accounts payable	151,755	255,245
Accrued expenses	167,340	200,356
Current maturities of long-term debt	-	3,250

Total current liabilities	1,514,606	1,543,757
Long-term debt	480,161	562,556
Other liabilities	110,970	97,824

Total liabilities	2,105,737	2,204,137

Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common Stock, $0.01 par value per share, 181,000,000 shares
authorized, and 79,798,000 and 79,834,000 shares issued and
outstanding, respectively	797	798
Additional paid-in capital	487,374	503,746
Unearned compensation under employee compensation plans	(28,812)	(8,179)
Accumulated other comprehensive income	1,234	(4,422)
Retained earnings	732,577	614,950

	1,193,170	1,106,893
Common Stock in treasury at cost, 916,000 and 1,963,000
shares, respectively	(56,764)	(104,038)

Total stockholders' equity	1,136,406	1,002,855

Total liabilities and stockholders' equity	$3,242,143	$3,206,992

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002

Revenues	$3,334,197	$3,167,524	$6,558,178	$5,718,546
Cost of revenues	3,116,962	2,955,420	6,131,330	5,331,785

Gross profit	217,235	212,104	426,848	386,761
Selling, general and administrative	106,955	121,311	208,741	217,698

Operating income	110,280	90,793	218,107	169,063

Other (expense) income:
Undistributed loss from joint venture	(1,545)	(1,033)	(3,084)	(2,070)
Interest income	721	1,319	1,589	2,379
Interest expense	(14,040)	(11,654)	(24,742)	(19,782)

	(14,864)	(11,368)	(26,237)	(19,473)

Income before income taxes	95,416	79,425	191,870	149,590
Provision for income taxes	36,410	30,725	73,215	56,921

Income before cumulative effect of accounting change	59,006	48,700	118,655	92,669
Cumulative effect of accounting change, net of tax	-	-	(1,028)	-

Net income	$59,006	$48,700	$117,627	$92,669

Basic earnings per share:
Before cumulative effect of accounting change	$0.75	$0.62	$1.52	$1.19
Cumulative effect of accounting change	-	-	(0.01)	-

Net income	$0.75	$0.62	$1.51	$1.19

Weighted average number of common shares
Outstanding during the period - Basic EPS	78,366	78,367	77,959	78,029

Diluted earnings per share:
Before cumulative effect of accounting change	$0.74	$0.61	$1.49	$1.16
Cumulative effect of accounting change	-	-	(0.01)	-

Net income	$0.74	$0.61	$1.48	$1.16

Weighted average number of common shares
Outstanding during the period - Diluted EPS	80,021	80,277	79,366	79,941

      See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders' Equity

	Number of Shares	Amount

(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2002	79,834	$798	$503,746	$(8,179)	$(4,422)	$614,950	$(104,038)	$1,002,855

Comprehensive income:
Net income	-	-	-	-	-	117,627	-	117,627
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	4,642	-	-	4,642
Realized and unrealized gains
on derivative financial
instruments, net of taxes	-	-	-	-	1,014	-	-	1,014

Comprehensive income	-	-	-	-	5,656	117,627	-	123,283
Treasury stock acquired							(45,228)	(45,228)
Changes in stockholders' equity
related to employee stock plans	(36)	(1)	(16,372)	(20,633)	-	-	92,502	55,496

Balance at June 30, 2003	79,798	$797	$487,374	$(28,812)	$1,234	$732,577	$(56,764)	$1,136,406

      See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in thousands)	2003	2002
Cash flows from operating activities:
Net income	$117,627	$92,669
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	26,394	50,963
Non-cash adjustments to net income	48,546	31,014
Net changes in operating assets and liabilities	(71,969)	20,868

Net cash provided by operating activities	120,598	195,514

Cash flows from investing activities:
Purchases of property and equipment	(21,562)	(23,001)
Acquisitions, net of cash acquired, and investment in joint venture	2,924	(520,940)
Other	10	508

Net cash used in investing activities	(18,628)	(543,433)

Cash flows from financing activities:
(Repayment of) Proceeds from long-term debt, net	(85,430)	360,000
Treasury stock acquired	(45,228)	(35,904)
Net proceeds from employee stock plans	30,422	17,061
Other	-	(3,771)

Net cash (used in) provided by financing activities	(100,236)	337,386

Effect of foreign currency translation adjustment	2,174	366

Net increase (decrease) in cash and cash equivalents	3,908	(10,167)
Cash and cash equivalents at beginning of period	190,654	177,715

Cash and cash equivalents at end of period	$194,562	$167,548

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

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2003, the Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2003, and the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

REVENUE RECOGNITION

        Revenues from our pharmacy benefit management (“PBM”) segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our nationwide networks, and by providing services to drug manufacturers, including administration of discount programs.

        Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from members of the health plans we serve, are recorded when prescriptions are shipped. At the time of shipment, our earnings process is complete: the obligation of our customer to pay for the drugs is fixed, and due to the nature of the product the member may not return the drugs nor receive a refund.

        Revenues related to the sale of prescription drugs by retail pharmacies in our nationwide networks consist of the amount the client has contracted to pay us (which excludes the co-payment) for the dispensing of such drugs together with any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue, and payments we make to the network pharmacy providers as cost of revenue in compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. In addition, under most of our client contracts, we realize a positive or negative margin represented by the difference between the negotiated ingredient costs we will receive from our clients and the separately negotiated ingredient costs we will pay to our network pharmacies. These factors indicate we are a principal as defined by EITF 99-19 and, as such, we record ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of revenues. In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable member co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member. Under our client contracts, we do not assume liability for the member co-payment in retail pharmacy transactions. As such, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

        If we merely administer a client’s network pharmacy contracts, to which we are not a party and under which we do not assume credit risk, we record only our administrative fees as revenue. For these clients, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions we act as a conduit for the client. Because we are not the principal in these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.

        We bill our clients based upon the billing schedules established in client contracts. At the end of a period, any unbilled revenues related to the sale of prescription drugs that have been adjudicated with retail pharmacies are estimated based on the amount we will pay to the pharmacies and historical gross margin. Those amounts due from our clients are recorded as revenue as they are contractually due to us for past transactions. Minor adjustments are made to these estimated revenues to reflect actual billings at the time clients are billed.

        Certain implementation and other fees paid to clients upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are recorded as a reduction of revenue. Where they are refundable upon cancellation, these payments are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

        Revenues from our non-PBM segment are derived from specialty distribution services, sample fulfillment and sample accountability services. Revenues earned by our specialty distribution subsidiary (“SDS”) include administrative fees received from pharmaceutical manufacturers for dispensing or distributing consigned pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in our SDS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

        Our Phoenix Marketing Group subsidiary (“PMG”) records an administrative fee for verifying practitioner licensure and then distributing consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

REBATE RECOGNITION

        We administer two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of these programs, performed in conjunction with claim processing and mail pharmacy services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales.

        With respect to rebates based on actual market share performance, we estimate rebates and the associated receivable from pharmaceutical manufacturers quarterly based on our estimate of the number of rebatable prescriptions and the rebate per prescription. The portion of rebates payable to clients is estimated quarterly based on historical sharing percentages and our estimate of rebates receivable from pharmaceutical manufacturers. These estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid.

        With respect to rebates that are not based on market share performance, no estimation is required because the manufacturer billing amounts and the client portion are determinable when the drug is dispensed. We pay all or a contractually agreed upon portion of such rebates to our clients.

COST OF REVENUES

        Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling.

RECEIVABLES

        Based on our revenue recognition policies previously discussed, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. See also the discusion above regarding rebates receivable from pharmaceutical manufacturers. Historically, adjustments to our estimates have been immaterial.

INVENTORIES

        Inventories consist of prescription drugs and medical supplies stated at the lower of first-in first-out cost or market.

PROPERTY AND EQUIPMENT

        Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture, five years for equipment and purchased computer software and three years for certain computer equipment exceeding minimum capitalization levels. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Research and development expenditures relating to the development of software are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs, up to the date placed into production, are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. We regularly review the useful lives of assets and adjust the remaining lives based on the deployment of new technologies. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.

OTHER INTANGIBLE ASSETS

        Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements. Other intangible assets, excluding trade names, which have an indefinite life, are amortized on a straight-line basis over periods from 2 to 20 years.

IMPAIRMENT OF LONG-LIVED ASSETS

        We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including other intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates reflecting the inherent risk of the underlying business. No such impairment existed as of June 30, 2003 and December 31, 2002. Absent events or circumstances indicating an impairment of goodwill, we perform an annual goodwill impairment test during the fourth quarter.

EMPLOYEE STOCK-BASED COMPENSATION

        We account for employee stock options in accordance with Financial Accounting Standards Board Statement No. (“FAS”) 123, “Accounting for Stock-Based Compensation,” as amended by FAS 148, and Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have elected to continue applying the intrinsic value method under APB 25. Because we grant options at a price equal to market value at the time of grant, we have not recognized compensation expense for options granted. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the estimated fair value of options at the grant date for the three months and six months ended June 30, 2003 and 2002 (see also Note 10):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net income, as reported(1)	$59,006	$48,700	$117,627	$92,669
Less: Employee stock-based
compensation expense determined
using fair-value based method for
stock-based awards, net of tax	(2,223)	(2,364)	(5,326)	(5,294)

Pro forma net income	$56,783	$46,336	$112,301	$87,375

Basic earnings per share
As reported	$0.75	$0.62	$1.51	$1.19
Pro forma	0.73	0.59	1.44	1.12
Diluted earnings per share
As reported	$0.74	$0.61	$1.48	$1.16
Pro forma	0.71	0.58	1.41	1.09

(1)     Net income, as reported, includes stock-based compensation expense for the three months ended June 30, 2003 and 2002 of $1,177 ($1,904 pre-tax) and $1,121 ($1,829 pre-tax), respectively, and for the six months ended June 30, 2003 and 2002 of $1,710 ($2,765 pre-tax) and $2,570 ($4,155 pre-tax), respectively, related to restricted shares of Common Stock awarded to certain of our officers and employees.

NEW ACCOUNTING GUIDANCE

        In January 2003, we adopted FAS 143, “Asset Retirement Obligations.” FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires the capitalization of the fair value of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and the capitalization of a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values will be depreciated over the useful life of the related asset. As required by FAS 143, we recorded an asset retirement obligation ($3,071,000 at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased mail-order facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord. For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space. We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1,408,000 and a $1,663,000 ($1,028,000, net of taxes) loss from the cumulative effect of change in accounting principle. The $1,408,000 asset will be depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

        In April 2002, FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. We adopted this provision of FAS 145 in January 2003. During the first six months of 2003, we repurchased $35,430,000 of our outstanding Senior Notes and prepaid $75,000,000 of our Term B notes. As a result, we wrote-off deferred financing fees of $1,270,000 and incurred a charge of $3,897,000 representing a premium on the purchase of the Senior Notes in the first half of 2003. The write-off of deferred financing fees and the premium on the repurchase of the Senior notes have been recorded as increases in interest expense. Implementation of FAS 145 did not have an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

        In September 2002, EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” was issued. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. EITF 02-16 applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. Prior to our adoption of EITF 02-16, we recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue. The transition provisions of EITF 02-16 require implementation of this pronouncement for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 does not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. Therefore, we adopted the provisions of EITF 02-16 during fiscal 2002, earlier than required. As a result of the adoption, our revenues for the three months and six months ended June 30, 2002 have been reduced by $235,113,000, and $433,161,000, respectively, to conform to the presentation for the three months and six months ended June 30, 2003. This amount represents the gross rebates and administrative fees received from manufacturers. Cost of revenues, for the three months and six months ended June 30, 2002, has been reduced by the same amount. Our clients’ portion of such rebates and administrative fees, a majority of this amount, has been and will continue to be recorded as a reduction of revenue. Consolidated net income and consolidated gross profit for the three months and six months ended June 30, 2002 was not impacted as a result of the adoption of EITF 02-16.

Note 2 – Changes in business

        On December 19, 2002, we entered into an agreement with Managed Pharmacy Benefits, Inc. (“MPB”) under which we acquired certain assets from MPB for approximately $11,063,000 in cash, plus the assumption of certain liabilities, and entered into an outsourcing arrangement with respect to MPB’s operations. MPB is a St. Louis-based PBM and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been preliminarily allocated to customer contracts in the amount of $2,526,000. This asset is included in other intangible assets on the balance sheet and is being amortized using the straight-line method over the estimated useful life of 20 years. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $15,105,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

        On April 12, 2002, we completed the acquisition of National Prescription Administrators and certain affiliated entities (collectively “NPA”), a privately held full-service PBM, for a purchase price of approximately $466 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustment of $46.8 million received during the third and fourth quarters of 2002. The transaction was accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $76,290,000 and non-competition agreements in the amount of $2,860,000, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $438,525,000 which is not being amortized. During the second quarter of 2003 we finalized the allocation of the purchase price to tangible and intangible net assets resulting in a $39.7 million increase in goodwill. The increase in goodwill reflects adjustments to true-up opening balance sheet receivables, liabilities, and to adjust fixed assets to fair market value. The acquisition of NPA was funded with the proceeds of a new $325 million Term B loan facility, $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and $25 million in borrowings under our revolving credit facility. We have filed an Internal Revenue Code Section 338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible. We estimate this election will provide a tax benefit to us of approximately $85 million on a present value basis.

        On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc.(“Phoenix”), a wholly-owned subsidiary of Access Worldwide Communications, Inc., for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. The acquisition has been accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $4,000,000 and non-competition agreements in the amount of $180,000, which are being amortized using the straight-line method over the estimated lives of eight years and four years, respectively, and a trade name in the amount of $1,700,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $22,136,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

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

Six Months Ended June 30, 2002
Total revenues	$6,363,703
Net income	94,766
Basic earnings per share	1.21
Diluted earnings per share	1.18

Note 3 – Receivables

        Included in receivables, net, as of June 30, 2003 and December 31, 2002, is an allowance for doubtful accounts of $37,778,000 and $35,822,000, respectively.

        As of June 30, 2003 and December 31, 2002, unbilled receivables were $524,438,000 and $547,686,000, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

Note 4 – Property and Equipment

        During 2002, the estimated useful lives of certain computer equipment and software associated with our legacy computer systems were shortened due to the continued progress of our integration to one point-of-sale claim adjudication platform. This change in the estimated useful lives increased depreciation and amortization expense by $23,310,000 during the first six months of 2002, of which, $18,360,000 was included in selling, general and administrative expenses.

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

        The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,505,433	$106,817	$1,462,869	$106,569
Non-PBM	22,136	-	22,136	-

	$1,527,569	$106,817	$1,485,005	$106,569

Other intangible assets
PBM
Customer contracts	$264,326	$64,101	$263,490	$57,991
Other (2)	64,893	29,082	63,166	22,980

	329,219	93,183	326,656	80,971

Non-PBM
Customer contracts	4,000	667	4,000	417
Other	1,880	60	1,880	37

	5,880	727	5,880	454

Total other intangible assets	$335,099	93,910	$332,536	$81,425

(1)     During the second quarter of 2003, we finalized the allocation of the NPA purchase price to tangible and intangible net assets resulting in a $39.7 million increase in goodwill (See Note 2). Changes in goodwill and accumulated amortization from December 31, 2002 to June 30, 2003 are also a result of changes in foreign currency exchange rates.
(2)     Gross carrying amount and accumulated amortization at June 30, 2003 and December 31, 2002 excludes cumulative deferred financing fee, pre-tax write-offs of $16,959,000 and $15,689,000, respectively. Deferred financing fees are amortized over the term of the related debt and are written off in conjunction with debt prepayments.

        The aggregate amount of amortization expense of other intangible assets was $6,939,000 and $5,348,000 for the three months ended June 30, 2003 and 2002, respectively, and $13,172,000 and $9,043,000 for the six months ended June 30, 2003 and 2002, respectively. The future aggregate amount of amortization expense of other intangible assets is $11,979,000 for 2003, $23,883,000 for 2004, $22,903,000 for 2005, $17,388,000 for 2006, and $14,723,000 for 2007. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and six years for other intangible assets.

Note 6 – Earnings per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average number of common shares
outstanding during the period - Basic EPS	78,366	78,367	77,959	78,029
Outstanding stock options	1,479	1,683	1,244	1,690
Executive deferred compensation plan	48	35	47	33
Restricted stock awards	128	192	116	189

Weighted average number of common shares
outstanding during the period - Diluted EPS	80,021	80,277	79,366	79,941

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.”

Note 7 – Financing

        During the second quarter of 2003 we repurchased $35,430,000 of our Senior Notes on the open market for $40,691,000, which includes $1,364,000 of accrued interest and a premium of $3,897,000 which was recorded in interest expense. During the first half of 2003, we prepaid $75,000,000 of our Term B loan facility. At June 30, 2003, the Term B loans have a remaining maturity of five years with $19,250,000 maturing in 2007 and $230,750,000 maturing in 2008. As a result of the repurchase of Senior Notes and the prepayment on the Term B loans in 2003, we recorded in interest expense, pre-tax charges of $1,270,000 in the first half of 2003 from the write-off of deferred financing fees.

Note 8 – Derivative financial instruments

        We use interest rate swap agreements to manage our interest rate risk on future variable interest payments. At June 30, 2003, we have two swap agreements to fix the variable interest rate payments on approximately $110 million of our debt under our credit facility. Under one of our swap agreements, we agree to receive a variable rate of interest on the notional principal amount of approximately $60 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $20 million in April 2004 and matures in April 2005. Under our second swap agreement, which matures in September 2003, we agree to receive a variable rate of interest on the notional principal amount of $50 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 1.66% per annum.

        Our present interest rate swap agreements are cash flow hedges which require us to pay fixed rates of interest, and which hedge against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements, $4,130,000, pre-tax, at June 30, 2003, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $2,571,000, net of taxes, at June 30, 2003, is deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the three months and six months ended June 30, 2003 and 2002, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

Note 9 – Stock-based compensation plans

        We apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share for the three months ended June 30, 2003 and 2002 would have been $56,783,000, or $0.71 per diluted share and $46,336,000 or $0.58 per diluted shares, respectively and our net income and earnings per share for the six months ended June 30, 2003 and 2002 would have been $112,301,000 or $1.41 per diluted share and $87,375,000 or $1.09 per diluted share, respectively (see also Note 1).

        The fair value of options granted (which is amortized over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected life of option	3-10 years	3-5 years	3-10 years	3-5 years
Risk-free interest rate	1.23%-3.71%	1.71%-4.32%	1.23%-3.71%	1.71%-4.32%
Expected volatility of stock	53%	55%	53%	55%
Expected dividend yield	None	None	None	None

         A summary of the status of our fixed stock option plans as of June 30, 2003 and 2002, and changes during the periods ending on those dates are presented below.

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
(share data in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	5,594	$ 31.50	5,992	$ 26.26
Granted	73	$ 64.36	232	$ 53.50
Exercised	(1,402)	$ 22.89	(759)	$ 21.26
Forfeited/Cancelled	(35)	$ 42.70	(21)	$ 32.59

Outstanding at end of period	4,230	$ 34.83	5,444	$ 28.16

Options exercisable at period end	2,151		2,668

Weighted-average fair value of
options granted during the year	$ 31.28		$ 24.24

        The following table summarizes information about fixed stock options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 6/30/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 6/30/03	Weighted- Average Exercise Price
$5.38 - 19.31	769	4.07	$16.10	727	$15.94
19.47 - 27.56	835	5.27	26.31	502	26.32
28.22 - 39.24	1,267	5.26	36.40	646	35.10
40.19 - 47.95	999	5.86	47.01	176	45.45
48.34 - 64.36	360	5.61	55.22	100	52.58

$5.38 - 64.36	4,230	5.22	$34.83	2,151	$28.23

Note 10 – Condensed consolidating financial statements

        Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. We believe this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. During 2002, PMG was established to acquire the assets of Phoenix. Subsequent to the acquisition on February 25, 2002, the assets, liabilities and operations of PMG have been included in those of the guarantors. In addition, subsequent to the acquisition of NPA on April 12, 2002, the assets, liabilities and operations of NPA have been included in those of the guarantors.

Condensed Consolidating Balance Sheet

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of June 30, 2003
Current assets	$943,973	$426,486	$18,378	$-	$1,388,837
Property and equipment, net	109,000	60,006	3,545	-	172,551
Investments in subsidiaries	1,664,731	1,207,009	-	(2,871,740)	-
Intercompany	952,380	(907,813)	(44,567)	-	-
Goodwill, net	241,457	1,161,658	17,637	-	1,420,752
Other intangible assets, net	65,160	166,601	9,428	-	241,189
Other assets	16,954	2,089	(229)	-	18,814

Total assets	$3,993,655	$2,116,036	$4,192	$(2,871,740)	$3,242,143

Current liabilities	$523,681	$989,732	$1,193	$-	$1,514,606
Long-term debt	480,161	-	-	-	480,161
Other liabilities	60,125	51,654	(809)	-	110,970
Stockholders' equity	2,929,688	1,074,650	3,808	(2,871,740)	1,136,406

Total liabilities and stockholders' equity	$3,993,655	$2,116,036	$4,192	$(2,871,740)	$3,242,143

As of December 31, 2002
Current assets	$948,288	$427,890	$17,643	$-	$1,393,821
Property and equipment, net	117,086	49,561	2,326	-	168,973
Investments in subsidiaries	1,664,602	1,176,251	-	(2,840,853)	-
Intercompany	823,318	(787,102)	(36,216)	-	-
Goodwill, net	241,457	1,121,863	15,116	-	1,378,436
Other intangible assets, net	70,755	171,833	8,523	-	251,111
Other assets	14,764	(358)	245	-	14,651

Total assets	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Current liabilities	$394,224	$1,144,827	$4,706	$-	$1,543,757
Long-term debt	562,556	-	-	-	562,556
Other liabilities	58,777	39,264	(217)	-	97,824
Stockholders' equity	2,864,713	975,847	3,148	(2,840,853)	1,002,855

Total liabilities and stockholders' equity	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Condensed Consolidating Statement of Operations

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Three months ended June 30, 2003
Total revenues	$1,700,095	$1,628,721	$5,381	$-	$3,334,197
Operating expenses	1,673,906	1,545,302	4,709	-	3,223,917

Operating income	26,189	83,419	672	-	110,280
Undistributed loss from joint venture	(1,545)	-	-	-	(1,545)
Interest (expense) income, net	(13,789)	331	139	-	(13,319)

Income before income taxes	10,855	83,750	811	-	95,416
Income tax provision	4,209	32,081	120	-	36,410

Net income	$6,646	$51,669	$691	$-	$59,006

Three months ended June 30, 2002
Total revenues	$1,566,523	$1,596,994	$4,007	$-	$3,167,524
Operating expenses	1,530,095	1,542,687	3,949	-	3,076,731

Operating income	36,428	54,307	58	-	90,793
Undistributed loss from joint venture	(1,033)	-	-	-	(1,033)
Interest (expense) income, net	(10,624)	239	50	-	(10,335)

Income before income taxes	24,771	54,064	108	-	79,425
Income tax provision	9,167	21,554	4	-	30,725

Net income	$15,604	$32,514	$104	$-	$48,700

Condensed Consolidating Statement of Operations

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Six months ended June 30, 2003
Total revenues	$3,247,147	$3,300,793	$10,238	$-	$6,558,178
Operating expenses	3,191,368	3,139,841	8,862	-	6,340,071

Operating income	55,779	160,952	1,376	-	218,107
Undistributed loss from joint venture	(3,084)	-	-	-	(3,084)
Interest (expense) income, net	(24,156)	762	241	-	(23,153)

Income before income taxes	28,539	161,714	1,617	-	191,870
Income tax provision	11,066	61,883	266	-	73,215

Income before cumulative effect of
change in accounting principle	17,473	99,831	1,351	-	118,655
Cumulative effect of change in accounting
principle, net of tax	-	(1,028)	-	-	(1,028)

Net income	$17,473	$98,803	$1,351	$-	$117,627

Six months ended June 30, 2002
Total revenues	$3,067,938	$2,646,856	$3,752	$-	$5,718,546
Operating expenses	2,974,084	2,568,086	7,313	-	5,549,483

Operating income (loss)	93,854	78,770	(3,561)	-	169,063
Undistributed loss from joint venture	(2,070)	-	-	-	(2,070)
Interest (expense) income, net	(17,705)	202	100	-	(17,403)

Income (loss) before income taxes	74,079	78,972	(3,461)	-	149,590
Income tax provision (benefit)	28,623	29,755	(1,457)	-	56,921

Net income (loss)	$45,456	$49,217	$(2,004)	$-	$92,669

Condensed Consolidating Statement of Cash Flows

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Six months ended June 30, 2003
Net cash provided by (used in)
operating activities	$164,355	$(39,377)	$(4,380)	$-	$120,598

Cash flows from investing activities:
Purchase of property and equipment	(4,909)	(15,655)	(998)	-	(21,562)
Acquisitions and joint venture	(116)	3,040	-	-	2,924
Other	10	-	-	-	10

Net cash used in investing activities	(5,015)	(12,615)	(998)	-	(18,628)

Cash flows from financing activities:
Repayment of long-term debt, net	(85,430)	-	-	-	(85,430)
Treasury stock acquired	(45,228)	-	-	-	(45,228)
Net proceeds from employee stock plans	30,422	-	-	-	30,422
Net transaction with parent	(92,972)	89,953	3,019	-	-

Net cash (used in) provided by
financing activities	(193,208)	89,953	3,019	-	(100,236)

Effect of foreign currency
translation adjustment	-	-	2,174	-	2,174

Net (decrease) increase in cash and
cash equivalents	(33,868)	37,961	(185)	-	3,908
Cash and cash equivalents at beginning
of the period	278,190	(101,644)	14,108	-	190,654

Cash and cash equivalents at end
of the period	$244,322	$(63,683)	$13,923	$-	$194,562

Condensed Consolidating Statement of Cash Flows

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Six months ended June 30, 2002
Net cash provided by (used in)
operating activities	$94,227	$108,661	$(7,374)	$-	$195,514

Cash flows from investing activities:
Purchase of property and equipment	(21,105)	(385)	(1,511)	-	(23,001)
Acquisitions and joint venture	170	(521,110)	-	-	(520,940)
Other	508	-	-	-	508

Net cash used in investing activities	(20,427)	(521,495)	(1,511)	-	(543,433)

Cash flows from financing activities:
Proceeds from long-term debt, net	360,000	-	-	-	360,000
Treasury stock acquired	(35,904)	-	-	-	(35,904)
Proceeds from employee stock plans	17,061	-	-	-	17,061
Net transaction with parent	(396,508)	390,195	6,313	-	-
Other	(3,771)	-	-	-	(3,771)

Net cash (used in) provided by
financing activities	(59,122)	390,195	6,313	-	337,386

Effect of foreign currency
translation adjustment	-	-	366	-	366

Net increase (decrease) in cash and
cash equivalents	14,678	(22,639)	(2,206)	-	(10,167)
Cash and cash equivalents at beginning
of the period	272,891	(102,163)	6,987	-	177,715

Cash and cash equivalents at end
of the period	$287,569	$(124,802)	$4,781	$-	$167,548

Note 11 – Segment Reporting

        We are organized on the basis of services offered and have determined that we have two reportable segments: PBM and non-PBM. We manage the pharmacy benefit within an operating segment that encompasses a fully integrated PBM service. The remaining three operating segments SDS, PMG and Specialty self-injectibles have been aggregated into a non-PBM reporting segment.

        The following table presents income statement information about our reportable segments for the:

(in thousands)	PBM	Non-PBM	Total
Three months ended June 30, 2003
Product revenues
Network revenues	$2,303,311	$-	$2,303,311
Mail revenues	951,473	-	951,473
Other revenues	-	32,989	32,989
Service revenues	17,787	28,637	46,424

Total revenues	3,272,571	61,626	3,334,197
Income before income taxes	84,905	10,511	95,416
Three months ended June 30, 2002
Product revenues
Network revenues	$2,180,888	$-	$2,180,888
Mail revenues	921,383	-	921,383
Other revenues	-	18,762	18,762
Service revenues	22,997	23,494	46,491

Total revenues	3,125,268	42,256	3,167,524
Income before income taxes	71,860	7,565	79,425
Six months ended June 30, 2003
Product revenues
Network revenues	$4,491,519	$-	$4,491,519
Mail revenues	1,912,746	-	1,912,746
Other revenues	-	60,885	60,885
Service revenues	36,598	56,430	93,028

Total revenues	6,440,863	117,315	6,558,178
Income before income taxes	171,592	20,278	191,870
Six months ended June 30, 2002
Product revenues
Network revenues	$3,928,443	$-	$3,928,443
Mail revenues	1,679,534	-	1,679,534
Other revenues	-	30,361	30,361
Service revenues	39,444	40,764	80,208

Total revenues	5,647,421	71,125	5,718,546
Income before income taxes	136,395	13,195	149,590

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

        The following table presents balance sheet information for our reportable segments as of:

(in thousands)	PBM	Non-PBM	Total
Total assets
June 30, 2003	$3,121,570	$120,573	$3,242,143
December 31, 2002	3,100,005	106,987	3,206,992

Item 2.     Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        In this Item 2, “we,” “us,” “our” and “the Company” refer to Express Scripts, Inc. and its subsidiaries, unless the context indicates otherwise. Information included in this Quarterly Report on Form 10-Q, and information that may be contained in other filings by us with the Securities and Exchange Commission (“SEC”) and releases issued or statements made by us, contain or may contain forward-looking statements, including but not limited to statements of our plans, objectives, expectations or intentions. Such forward-looking statements necessarily involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. Factors that might cause such differences to occur include, but are not limited to:

  risks associated with our ability to maintain growth rates, or to control operating or capital costs continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contracts with key clients or providers competition in the PBM industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers adverse results in regulatory matters, the adoption of new legislation or regulations, more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations (including, without limitation, the Compliance Guidance for Pharmaceutical Manufacturers issued by the Office of Inspector General of Health and Human Services relating to the Federal Medicare/Medicaid Anti-Kickback Statute).
  risks associated with the operations of acquired businesses, National Prescription Administrators, Inc. (and certain affiliated entities), including integration risks and costs, risks of client retention and repricing of client contracts increased compliance risks relating to our contracts with the Department of Defense ("DoD") TRICARE Plan and various state governments risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston, the Attorney General of the State of New York, and other regulatory agencies the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers adverse results in litigation, including a number of purported class action cases challenging aspects of our business practices risks associated with the use and protection of the intellectual property we use in our business risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements risks associated with our ability to continue to develop new products, services and delivery channels general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs uncertainties regarding the implementation and the ultimate terms of proposed government initiatives, including a Medicare prescription drug benefit increase in credit risk relative to our clients due to adverse economic trends risks associated with our inability to attract and retain qualified personnel other risks described from time to time in our filings with the SEC

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

OVERVIEW

        We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America. We provide health care management and administration services on behalf of clients which include health maintenance organizations, health insurers, third-party administrators, employers and union-sponsored benefit plans. Our fully integrated PBM services include network claims processing, mail pharmacy services, benefit design consultation, drug utilization review, formulary management, disease management, medical and drug data analysis services, medical information management services, and informed decision counseling services through our Express Health LineSM division. We also provide non-PBM services which include distribution of specialty pharmaceuticals through our Express Scripts Specialty Distribution Services subsidiary (“SDS”), sampling and accountability services through our Phoenix Marketing Group subsidiary (“PMG”) and distribution of self-injectible prescriptions (“self-injectibles”) through our specialty self-injectibles division.

        We derive our revenues primarily from the sale of PBM services in the United States and Canada. Tangible product revenue consists of revenues from the dispensing of prescription drugs from our mail pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, SDS services, and sampling services by our PMG subsidiary. Tangible product revenue represented 98.6% of our total revenues for the three months and six months ended June 30, 2003, as compared to 98.5% and 98.6%, respectively, for the same periods last year.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We believe certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” and with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on April 1, 2003.

REVENUE RECOGNITION

        Revenues from our PBM segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our nationwide networks, and by providing services to drug manufacturers, including administration of discount programs.

        Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from members of the health plans we serve, are recorded when prescriptions are shipped. At the time of shipment our earnings process is complete: the obligation of our customer to pay for the drugs is fixed, and due to the nature of the product the member may not return the drugs nor receive a refund.

        Revenues related to the sale of prescription drugs by retail pharmacies in our nationwide networks consist of the amount the client has contracted to pay us (which excludes the co-payment) for the dispensing of such drugs together with any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue, and payments we make to the network pharmacy providers as cost of revenue in compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. In addition, under most of our client contracts, we realize a positive or negative margin represented by the difference between the negotiated ingredient costs we will receive from our clients and the separately negotiated ingredient costs we will pay to our network pharmacies. These factors indicate we are a principal as defined by EITF 99-19 and, as such, we record ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of revenues. In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable member co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member. Under our client contracts, we do not assume liability for the member co-payment in retail pharmacy transactions. As such, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

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

        We bill our clients based upon the billing schedules established in client contracts. At the end of a period, any unbilled revenues related to the sale of prescription drugs that have been adjudicated with retail pharmacies are estimated based on the amount we will pay to the pharmacies and historical gross margin. Those amounts due from our clients are recorded as revenue as they are contractually due to us for past transactions. Minor adjustments are made to these estimated revenues to reflect actual billings at the time clients are billed.

        Certain implementation and other fees paid to clients upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are recorded as a reduction of revenue. Where they are refundable upon cancellation, these payments are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

        Revenues from our non-PBM segment are derived from specialty distribution services, sample fulfillment and sample accountability services. Revenues earned by SDS include administrative fees received from pharmaceutical manufacturers for dispensing or distributing of consigned pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in our SDS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

        Our PMG subsidiary records an administrative fee for verifying practitioner licensure and then distributing consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

REBATE RECOGNITION

        We administer two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of these programs, performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales.

        With respect to rebates based on actual market share performance, we estimate rebates and the associated receivable from pharmaceutical manufacturers quarterly based on our estimate of the number of rebatable prescriptions and the rebate per prescription. The portion of rebates payable to clients is estimated quarterly based on historical sharing percentages and our estimate of rebates receivable from pharmaceutical manufacturers. These estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid.

        With respect to rebates that are not based on market share performance, no estimation is required because the manufacturer billing amounts and the client portion are determinable when the drug is dispensed. We pay all or a contractually agreed upon portion of such rebates to our clients.

RECEIVABLES

        Based on our revenue recognition policies discussed above, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing, typically within 30 days based on the contractual billing schedule agreed upon with the client. See also the discussion above regarding rebates receivable from pharmaceutical manufacturers. Historically, adjustments to our original estimates have been immaterial.

        We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions.

SELF-INSURANCE RESERVES

         We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurances that any losses, in excess of our insurance and any self-insurance reserves, will not be material.

RESULTS OF OPERATIONS

PBM GROSS PROFIT

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2003	Increase/ (Decrease)	2002	2003	Increase/ (Decrease)	2002
Product revenues
Network revenues	$2,303,311	5.6%	$2,180,888	$4,491,519	14.3%	$3,928,443
Mail revenues	951,473	3.3%	921,383	1,912,746	13.9%	1,679,534
Service revenues	17,787	(22.7)%	22,997	36,598	(7.2)%	39,444

Total PBM revenues	3,272,571	4.7%	3,125,268	6,440,863	14.0%	5,647,421
Cost of PBM revenues	3,069,221	4.9%	2,924,590	6,040,889	14.4%	5,279,882

PBM Gross Profit	$203,350	1.3%	$200,678	$399,974	8.8%	$367,539

        Revenues for network pharmacy claims increased $122,423,000, or 5.6%, and $563,076,000, or 14.3%, during the three and six months ended June 30, 2003 as compared to the three months and six months ended June 30, 2002. The increase in network pharmacy claims revenue for the three months ended June 30, 2003 over the three months ended June 30, 2002 is mainly due to higher rates of utilization of prescription drugs by members and drug price inflation. The increase in network pharmacy claims revenue for the six months ended June 30, 2003 over the same period of 2002, is due primarily to our acquisition of National Prescription Administrators, Inc. and certain affiliated entities (collectively “NPA”), which represented approximately 64.8% of the increase; an increase in the rate of utilization of prescription drugs by members; and higher drug ingredient costs. These increases were partially offset by a relative increase in generic drug claims and a relative increase in the number of clients utilizing retail pharmacy networks contracted by the client as opposed to retail pharmacy networks contracted by us. As previously discussed under “—Critical Accounting Policies,” when clients utilize their own retail pharmacy networks, we do not record the ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies is excluded from cost of revenue. Network pharmacy claims processed increased 4.8% to 96,025,000 in the second quarter of 2003 over the second quarter of 2002 and 12.2% to 192,692,000 during the six months ended June 30, 2003 over the same period of 2002.

        The average revenue per network pharmacy claim for the three months ended June 30, 2003 remained fairly constant, at $23.99, as compared to $23.81 for the same period of 2002. For the six months ended June 30, 2003, the average revenue per network pharmacy claim increased 1.9%, to $23.31, as compared to the same period of 2002, due to the acquisition of NPA in April 2002. Without NPA, the average revenue per network pharmacy claim for the six months ended June 30, 2003 decreased 1.4% as compared to the same period of 2002. The decrease resulted from a higher mix of generic claims, representing 47.6% and 47.7% of total network claims during the three months and six months ended June 30, 2003 versus 43.8% during the same periods of 2002. The decrease also resulted from a change in client mix which caused a relative increase in the number of clients utilizing retail pharmacy networks contracted by the client as opposed to retail pharmacy networks contracted by us.

        Mail pharmacy revenues and mail pharmacy prescriptions filled increased $30,090,000, or 3.3%, and 1,143,000, or 16.4%, respectively, during the second quarter of 2003 over the second quarter of 2002. These increases are due to higher utilization of mail order prescriptions in the second quarter of 2003 as compared to the same period of 2002. For the six months ended June 30, 2003, mail pharmacy revenues and mail pharmacy prescriptions filled increased $233,212,000, or 13.9%, and 2,535,000, or 19.5%, respectively, over the six months ended June 30, 2002. The increases in mail pharmacy revenues and mail pharmacy prescriptions filled for the six months ended June 30, 2003 are primarily due to the acquisition of NPA in April 2002, representing approximately 57.2% of the increase in mail pharmacy revenues and 34.3% of the increase in mail pharmacy prescriptions. The changes in mail pharmacy revenues are also due to an increase in mail order prescriptions filled by our mail order facilities. Excluding NPA, mail pharmacy claims processed increased 13.6% for the six months ended June 30, 2003. The average revenue per mail pharmacy claim decreased 11.3% and 4.7% for the three and six months ended June 30, 2003 as compared to the same periods of 2002. The primary reason for these decreases is the impact of processing claims under the DoD TRICARE Management Activity mail program. Under our contract with the DoD (which was effective March 1, 2003), we earn a fee per prescription filled by our mail order facility. Revenues and cost of revenues from the DoD contract do not include ingredient cost as inventory is replenished by the DoD through agreements with its suppliers. As a result, these claims have a dilutive effect on the average revenue per mail pharmacy claim. In addition to the impact of our contract with the DoD, these decreases are also affected by a higher mix of generic claims resulting from branded drug patent expirations. On an adjusted basis, the generic fill rate for network and mail order prescriptions is comparable and both increased for the three and six months ended June 30, 2003 as compared to the same periods of 2002. Because our older members tend to utilize mail order pharmacy prescriptions for certain maintenance medications (i.e. therapies for diabetes, high blood pressure, etc.), for which fewer generic substitutes are available, the mail order generic fill rate is lower, on an unadjusted basis, than the retail generic fill rate. Our mail order generic fill rate increased to 37.2% and 37.1%, respectively, for the three and six months ended June 30, 2003 from 34.0% for the same periods of 2002.

        PBM revenues include amounts received from pharmaceutical manufacturers in support of certain programs, such as our Drug Choice Management Program and our Therapy Adherence Program. Such programs support our clients’ formulary choices. These payments are not part of our rebate program. We have been phasing out manufacturer funding for these programs, and such funding will be completely phased out by October 1, 2003. Manufacturer funding for these programs decreased by approximately $7.7 million and $14.3 million, respectively, for the three and six months ended June 30, 2003 as compared to the same periods of 2002. In addition, in the first quarter of 2003 we recorded a non-recurring reduction in revenue and gross profit of $15.0 million relating to previously collected pharmaceutical manufacturer funds, which we have decided to share with our clients. Our decision to share these funds with clients is voluntary and will not impact future quarters.

        Our PBM cost of revenues increased 4.9% and 14.4%, respectively, for the three and six months ended June 30, 2003, respectively, over the same periods of 2002, mainly as a result of the increase in PBM revenues discussed above. Cost of revenues for the six months ended June 30, 2002 was impacted by a contract renegotiation with a large client, which resulted in the elimination of a contract pricing reserve. The elimination of the reserve was a non-recurring, non-cash decrease in cost of revenues of approximately $15.0 million.

        Our PBM gross profit increased $2,672,000, or 1.3%, and $32,435,000, or 8.8%, during the three and six months ended June 30, 2003 over the same periods of 2002. The increase in gross profit for the six months ended June 30, 2003 was partially due to the acquisition of NPA (representing approximately 83.0% of the increase). These increases also resulted from increased mail utilization and from a shift to utilization of generic versus brand drugs, on which we earn higher margins. For the three months and six months ended June 30, 2003, generic drugs comprised 46.7% and 46.9%, respectively, of all prescriptions compared to approximately 43.0% for the same periods in 2002. These increases in PBM gross profit were partially offset by higher costs related to the operation of duplicate mail order facilities located in Tempe, Arizona. We expect to integrate these facilities during 2004.

        During 2002, we adopted EITF No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” (see further discussion under “—Other Matters”) earlier than required. EITF 02-16 requires any consideration received from a vendor to be characterized as a reduction of cost of revenues. Therefore, revenues for the three months and six months ended June 30, 2002 have been reduced by $235,113,000 and $433,161,000, respectively, to conform to the presentation for the three months and six months ended June 30, 2003. Cost of revenues, for the three months and six months ended June 30, 2002, have been reduced by the same amount. This amount represents gross rebates and administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance, and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. The portion of this amount that we pay to our clients, a majority of this amount, has been and will continue to be classified as a reduction of revenues. Our consolidated gross profit for the three months and six months ended June 30, 2002 was not impacted as a result of this adoption.

NON-PBM GROSS PROFIT

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2003	Increase	2002	2003	Increase	2002
Product revenues	$32,989	75.8%	$18,762	$60,885	100.5%	$30,361
Service revenues	28,637	21.9%	23,494	56,430	38.4%	40,764

Total non-PBM revenues	61,626	45.8%	42,256	117,315	64.9%	71,125
Non-PBM Cost of revenues	47,741	54.9%	30,830	90,441	74.3%	51,903

Non-PBM Gross Profit	$13,885	21.5%	$11,426	$26,874	39.8%	$19,222

        Non-PBM product revenues increased $14,227,000, or 75.8%, and $30,524,000, or 100.5%, respectively, for the three and six months ended June 30, 2003 as compared to the same periods in 2002, mainly due to higher volumes and increases in ingredient cost for specialty injectibles (representing approximately 59.1% and 57.5%, respectively, of the increases) and higher volumes for SDS (representing 40.9% and 42.5%, respectively, of the increases), including the sample card programs we administer for certain manufacturers, where we include the ingredient cost of pharmaceuticals dispensed from retail pharmacies in our SDS revenues. Increases in non-PBM service revenues of $5,143,000, or 21.9%, and $15,666,000, or 38.4%, respectively, for the three and six months ended June 30, 2003, are primarily due to additional volume in SDS.

        Gross profit from non-PBM services increased 21.5% and 39.8%, respectively, for the three months and six months ended June 30, 2003, primarily reflecting the increased volume in SDS. The percentage increase in non-PBM cost of revenues grew faster than the percentage increase in revenues due to the additional volume in specialty injectibles and in the SDS sample card program, where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues and costs of revenues. The percentage increase in non-PBM cost of revenues is partially offset by the inclusion of PMG, which does not purchase samples from the manufacturers, but records an administrative fee for verification of practitioner licensure and distribution of samples to those practitioners based on orders received from pharmaceutical sales representatives.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses (“SG&A”) decreased $14,356,000, or 11.8%, and $8,957,000, or 4.1%, respectively, for the three and six months ended June 30, 2003 over the same periods of 2002. These decreases are mainly due to reductions in depreciation and amortization expense, bad debt expense and contributions to the Express Scripts Foundation. Depreciation and amortization expense for the six months ended June 30, 2003 decreased as compared to the same period of 2002, mainly due to a change in the estimated useful lives of certain assets associated with our legacy information systems which resulted in approximately $18.0 million of additional depreciation and amortization expense during the first half of 2002. These decreases in selling, general and administrative expenses were partially offset by increases required to expand operational and administrative functions supporting our management of the pharmacy benefit. SG&A for the six months ended June 30, 2003 was also impacted by costs incurred to facilitate start-up of our operations supporting the DoD TRICARE Management Activity mail pharmacy service. These start-up costs, totaling $4,833,000 during the first quarter, mainly consist of salary expense; starting March 1, 2003 (the date we began filling mail pharmacy claims for the DoD), such costs are included in cost of revenues.

OTHER (EXPENSE) INCOME

        In February 2001, we entered into an agreement with AdvancePCS and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years, with approximately $12.7 million invested through June 30, 2003. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the three and six months ended June 30, 2003 was $1,545,000 ($946,000 net of tax) and $3,084,000 ($1,888,000 net of tax), respectively, compared to $1,033,000 ($641,000 net of tax) and $2,070,000 ($1,285,000 net of tax) for the three and six months ended June 30, 2002, respectively. These amounts have been recorded in other (expense) income in our Unaudited Consolidated Statement of Operations.

        For the three and six months ended June 30, 2003, net interest expense increased $2,984,000 or 28.9% and $5,750,000, or 33.0%, respectively, primarily as a result of the prepayment of our Term B loans and repurchase of our Senior Notes on the open market (see “—Liquidity and capital resources”). In the second quarter of 2003, we repurchased $35,430,000 of our Senior Notes on the open market at a premium of $3,897,000, which was recorded in interest expense. In addition, the prepayment of our Term B loans and the repurchase of our Senior Notes resulted in the write-off of related deferred financing fees. In compliance with Financial Accounting Standards Board Statement (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the write off of deferred financing fees increased interest expense by $1,031,000 and $1,270,000 for the three and six months ended June 30, 2003, respectively.

PROVISION FOR INCOME TAXES

        Our effective tax rate decreased from 38.7% for the second quarter of 2002 to 38.2% for the second quarter of 2003. The decrease is a result of the implementation of state tax planning strategies during 2002.

        Our effective tax rate increased from 38.1% to 38.2% for the six months ended June 30, 2003. The slight increase in our effective tax rate is a result of our NPA acquisition in April 2002 as NPA is subject to higher state income tax rates.

NET INCOME AND EARNINGS PER SHARE

        Net income for the three months ended June 30, 2003 increased $10,306,000, or 21.2%, over the same period of 2002. For the six months ended June 30, 2003, net income and net income before the cumulative effect of change in accounting principle increased $24,958,000, or 26.9%, and $25,986,000, or 28.0%, respectively, over 2002. During the first quarter, we recorded a cumulative effect of change in accounting principle of $1,028,000, net of tax, related to our implementation of FAS 143, “Asset Retirement Obligations,” (see “—Other Matters”).

        Basic and diluted earnings per share increased 21.0% and 21.3%, respectively, for the second quarter of 2003 over the second quarter of 2002. For the six months ended June 30, 2003, basic and diluted earnings per share increased 26.9% and 27.6%, respectively, over the six months ended June 30, 2002.

        We account for employee stock options in accordance with FAS 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” We account for options using the intrinsic value method and have not recognized compensation expense for options granted. Had we used the fair value method and recognized compensation expense based on the fair value of options determined on the grant date, our net income and earnings per share for the three and six months ended June 30, 2003 would have been $56,783,000, or $0.71 per diluted share, and $112,301,000, or $1.41 per diluted share, respectively, and $46,336,000, or $0.58 per diluted share, and $87,375,000, or $1.09 per diluted share, respectively, for the three and six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

        For the six months ended June 30, 2003, net cash provided by operations decreased $74,916,000 to $120,598,000 from $195,514,000 during the six months ended June 30, 2002. This decrease reflects a one-time cash flow impact of approximately $70 million to $75 million from the implementation of a new wholesale prescription drug purchasing agreement, which requires shorter payment terms in exchange for greater price discounts over the term of the contract and improved inventory management. While a portion of the reduction in inventory has already been realized, a portion of this reduction was offset by the additional inventory required for the DoD TRICARE Management Activity mail contract.

        During the first quarter of 2003, we began providing mail pharmacy services for the DoD TRICARE Management Activity under a five year contract. The new contract covers nearly nine million United States Armed Forces personnel and dependents worldwide. During the first quarter, we incurred start-up costs of approximately $4,833,000 and during the first half of 2003 we increased inventory at our Tempe mail order facility by $43,899,000. These expenditures were funded from operating cash flow.

        Our capital expenditures for the six months ended June 30, 2003 remained flat as compared to the same period of 2002. During the first half of 2003, we completed a capital project to renovate and expand our Tempe mail order facility and capitalized approximately $5.7 million. We will continue to invest in technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

        As of June 30, 2003, we have repurchased a total of 6,533,000 shares of our common stock under the stock repurchase program that we announced on October 25, 1996. As of June 30, 2003, approximately 5,617,000 shares have been reissued in connection with employee compensation plans. Our Board of Directors has approved the repurchase of up to 10,000,000 shares under our stock repurchase program. There is no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

ACQUISITIONS

        On December 19, 2002, we entered into an agreement with Managed Pharmacy Benefits, Inc. (“MPB”) under which we acquired certain assets from MPB for approximately $11,063,000 in cash and entered into an outsourcing arrangement with respect to MPB’s operations. MPB is a St. Louis-based PBM and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been preliminarily allocated to customer contracts in the amount of $2,526,000. This asset is included in other intangible assets on the balance sheet and is being amortized using the straight-line method over the estimated useful life of 20 years. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $15,105,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

        On April 12, 2002, we completed the acquisition of NPA, a privately held full-service PBM, for a purchase price of approximately $466 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustment of $46.8 million received during the third and fourth quarters of 2002. The transaction was accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $76,290,000 and non-competition agreements in the amount of $2,860,000, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $438,525,000, which is not being amortized. During the second quarter of 2003 we finalized the allocation of the purchase price to tangible and intangible net assets resulting in a $39.7 million increase in goodwill. The increase in goodwill reflects adjustments to true-up opening balance sheet receivables, liabilities, and to adjust fixed assets to fair market value. The acquisition of NPA was funded with the proceeds of a new $325 million Term B loan facility, $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and $25 million in borrowings under our revolving credit facility. We have filed an Internal Revenue Code Section 338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible. We estimate this election will provide a tax benefit to us of approximately $85 million on a present value basis.

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

BANK CREDIT FACILITY

        At June 30, 2003, our credit facility with a commercial bank syndicate consists of $250 million of Term B loans and a $150 million revolving credit facility (of which $25 million is outstanding at June 30, 2003). During the first and second quarter of 2003 we prepaid $75,000,000 of our Term B loan facility. At June 30, 2003, the Term B loans have a remaining maturity of five years with $19,250,000 maturing in 2007 and $230,750,000 maturing in 2008. As a result of the prepayment on the Term B loans during the first and second quarter of 2003, we recorded a $701,000 pre-tax charge, included in interest expense, from the write-off of deferred financing fees. The capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., has been pledged as collateral for the credit facility.

        Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates (“LIBOR”) or base rate options. Using a LIBOR spread, the Term B loans and the revolving credit facility have interest rates of 3.36% and 2.22%, respectively, at June 30, 2003. The credit facility contains covenants limiting the indebtedness we may incur, the common shares we may repurchase, the dividends we may pay and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($125,000,000 at June 30, 2003). At June 30, 2003, we were in compliance with all covenants associated with the credit facility.

        To alleviate interest rate volatility on our Term B loans, we have entered into interest rate swap arrangements, which are discussed in “—Market Risk” below.

BONDS

        In June 1999, we issued $250 million of 9.625% Senior Notes due 2009. Through June 30, 2003, we have repurchased approximately $45.5 million of Senior Notes on the open market. The Senior Notes, which require interest to be paid semi-annually on June 15 and December 15, are callable at 104.8% beginning in June 2004. The call payment premium decreases to 103.2% in June 2005, to 101.6% in June 2006, and beginning in June 2007 are callable at 100.0%. The Senior Notes are unconditionally and jointly and severally guaranteed by most of our wholly-owned domestic subsidiaries. The Senior Note indenture contains covenants limiting the indebtedness we may incur, the common shares we may repurchase, the dividends we may pay, investing activities we may engage in, and the amount of annual capital expenditures we may make. The covenants also establish a minimum interest coverage ratio. At June 30, 2003, we were in compliance with all covenants associated with the Senior Note indenture.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following table sets forth our schedule of current maturities of our long-term debt, excluding the deferred interest rate swap gain of $349,000, and future minimum lease payments due under noncancellable operating leases as of June 30, 2003 (in thousands):

	Payments Due by Period as of June 30,
Contractual obligations	Total	2003	2004 - 2005	2006 - 2007	After 2007
Long-term debt	$479,812	$-	$25,000	$19,250	$435,562
Future minimum lease
payments	89,994	9,343	33,834	28,863	17,954

Total contractual cash
obligations	$569,806	$9,343	$58,834	$48,113	$453,516

OTHER MATTERS

        The SEC previously announced plans to review prior filings of each of the Fortune 500 companies. We previously announced that we received a comment letter from the SEC with respect to our Annual Report on Form 10-K for 2001 and subsequent quarterly reports on Form 10-Q. Most issues raised by the SEC relate to disclosure and reclassification matters, including whether the PBM business should be comprised of two separate segments or a single segment representing an integrated product. In our segment reporting under FAS 131, we currently report our integrated PBM business as a single business segment. None of these issues would affect our consolidated results of operations, which include gross profit and net income, or the consolidated balance sheet and consolidated statement of cash flows. An additional issue raised in the SEC comment letter is whether we should include in revenue co-payments paid by clients’ members to retail network pharmacies with respect to prescriptions filled in one of the retail stores included in our networks. We do not include such co-payments in revenue or cost of revenue. If we are required to include retail co-payments in revenue and cost of revenue, it would result in an increase in reported revenue and cost of revenue for the three months and six months ended June 30, 2003 and 2002 of approximately 23 percent to 29 percent (excluding member co-payments on plans wherein we do not include ingredient costs in revenue). Thus, our consolidated results of operations, which include gross profit and net income, and the consolidated balance sheet and consolidated statement of cash flows would not be affected. We are in discussions with the SEC about the issues raised in the comment letter.

        In January 2003, we adopted FAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and requires the capitalization of the fair value of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. As required by FAS 143, we recorded an asset retirement obligation ($3,071,000 at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased, mail-order facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord. For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space. We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1,408,000 and a $1,663,000 ($1,028,000, net of tax) loss from the cumulative effect of change in accounting principle. The $1,408,000 asset will be depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

        In April 2002, FAS 145 was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. We adopted this provision of FAS 145 in January 2003. During the first six months 2003, we prepaid $75.0 million of our Term B notes and purchased $35.4 million of our Senior Notes on the open market. As a result of the Term B prepayments and Senior Note repurchase, we wrote-off $1,270,000 (pre-tax) of deferred financing fees and incurred a pre-tax charge of $3,897,000, representing a premium on the Senior Notes. The write-off of deferred financing fees and the Senior Note premium have been recorded as increases in interest expense. Implementation of FAS 145 did not have an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

        In September 2002, EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” was issued. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. This EITF issue applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. Prior to our adoption of EITF 02-16, we recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue. The transition provisions of EITF 02-16 require implementation of this pronouncement for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 do not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. We early-adopted the provisions of EITF 02-16 during fiscal 2002. As a result of the adoption, our revenues for the three months and six months ended June 30, 2002 have been reduced by $235,113,000 and $433,161,000, respectively, to conform to the presentation for the three months and six months ended June 30, 2003. This amount represents the gross rebates and administrative fees received from manufacturers. Cost of revenues, for the three and six months ended June 30, 2002, have been reduced by the same amount. Our clients’ portion of such rebates and administrative fees, a majority of this amount, has been and will continue to be recorded as a reduction of revenue. Consolidated net income and consolidated gross profit for the three months and six months ended June 30, 2002 was not impacted as a result of the adoption of EITF 02-16.

        In December 2000, the Department of Health and Human Services (“HHS”) issued final privacy regulations pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, among other things, impose restrictions on the use and disclosure of individually identifiable health information by certain entities. Other HIPAA requirements relate to electronic transaction standards and code sets and the security of protected health information when it is maintained or transmitted electronically. The compliance date for the final privacy regulations was April 14, 2003, and the compliance deadline for the electronic transaction standards was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003). Final security regulations under HIPAA were published on February 20, 2003, and for most entities the compliance date for these regulations is April 21, 2005. We do not believe the costs that we will continue to incur in complying with these regulations will be material to our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

MARKET RISK

        We use interest rate swap agreements to manage the impact of interest rate fluctuations on future variable interest payments under our bank credit facility. As of June 30, 2003, we have two swap agreements to fix the variable interest rate payments on approximately $110 million of our debt under our credit facility. Under one of our swap agreements, we agree to receive a variable rate of interest on the notional principal amount of approximately $60 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $20 million in April 2004 and this swap will mature in April 2005. On October 1, 2002, we entered into a second swap agreement to fix the variable rate interest payments on an additional $50 million of debt under our credit facility. Under this swap agreement, which matures in September 2003, we agree to receive a variable rate of interest on the notional principal of $50 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 1.66% per annum.

        Our interest rate swap agreements are cash flow hedges which require us to pay fixed-rates of interest, and which hedge against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $4,130,000, pre-tax, at June 30, 2003, is reported on the Unaudited Consolidated Balance Sheet in other liabilities. The related deferred loss on our swap agreements, $2,571,000, net of taxes, at June 30, 2003 is recorded in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the three months and six months ended June 30, 2003 and 2002, the loss on the ineffective portion of our swap agreement was not material to the consolidated financial statements.

        A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at June 30, 2003 would have caused the fair value of the swap to change by $68,000 pretax, resulting in a liability with a fair value of $4,198,000.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” above.

Item 4.     Controls and Procedures

        We maintain a comprehensive set of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above. During the quarter ended June 30, 2003, there was no significant change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

        We and/or the Company’s subsidiary, NPA, are defendants in several lawsuits that purport to be class actions, which were described in our Annual Report on Form 10-K for the year ended December 31, 2002 or in our Quarterly Report on Form 10-Q for the first quarter of 2003 (the “First Quarter Report”). Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. Because these cases all are in their early stages and none of the cases has yet been certified by the court as a class action, we are unable to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations. The following developments have occurred since the First Quarter Report:

  Edwards v. Express Scripts, Inc. (Cause No. 03-2392 in the United States District Court for the Eastern District of Pennsylvania). This plaintiff has dismissed this case without prejudice.

  On June 16, 2003, the Company received a subpoena from the Office of the Attorney General of the State of New York. The subpoena seeks information regarding the Company’s compliance with certain state and federal antitrust and consumer protection statutes. The subpoena requests information relating primarily to the Company’s contracts and business practices with respect to health plans organized under New York law. The Company believes its practices are in compliance in all material respects with applicable laws and regulations.

        In addition to the specific legal proceedings that have previously been disclosed, in the ordinary course of our business, there have arisen various legal proceedings, investigations or claims now pending against our subsidiaries and us. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from any such lawsuits, investigations or claims now pending will not materially affect our consolidated financial position, consolidated results of operations and/or consolidated cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on May 22, 2003.

(b)

The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified: Stuart L. Bascomb, Gary G. Benanav, Frank J. Borelli, Barbara B. Hill, Nicholas LaHowchic, Thomas P. Mac Mahon, John O. Parker, Jr., Seymour Sternberg, Barrett A. Toan, Howard L. Waltman and Norman Zachary.

(c)	The stockholder vote for each director was as follows:

	Votes Cast for	Votes Withheld
Stuart L. Bascomb	73,178,184	495,260
Gary G. Benanav	73,190,184	483,260
Frank J. Borelli	73,018,184	655,260
Barbara B. Hill	73,178,182	495,262
Nicholas LaHowchic	73,190,184	483,260
Thomas P. Mac Mahon	73,018,184	655,260
John O. Parker, Jr	73,178,184	495,260
Seymour Sternberg	73,190,184	483,260
Barrett A. Toan	73,086,269	587,175
Howard L. Waltman	73,190,184	483,260
Norman Zachary	73,018,184	655,260
The stockholders also voted to:
(1)	Approve and ratify the Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (67,387,885 affirmative votes; 1,093,063 negative votes; 221,902 abstention votes); and

(2)	Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Accountants for 2003 (66,177,962 affirmative votes; 2,476,619 negative votes; 48,274 abstention votes).

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits. See Index to Exhibits below.

(b)	Reports on Form 8-K.

(i)	On April 25, 2003, we filed and/or furnished a Current Report on Form 8-K, dated April 24, 2003, under Items 5, 7 and 9, regarding a press release we issued concerning our financial performance for the quarter ending March 31, 2003.

(ii)	On June 20, 2003, we filed a Current Report on Form 8-K, dated June 20, 2003, under Item 5, regarding a subpoena we received from the Office of the Attorney General of the State of New York.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC (Registrant)

Date: August 14, 2003	By: /s/ Barrett A. Toan
Barrett A. Toan, Chairman of the Board,
and Chief Executive Officer
Date: August 14, 2003	By: /s/ George Paz
George Paz, Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit
2.1[1]	Asset Purchase Agreement, dated as of December 19, 2001, by and among the Company, Phoenix Marketing Group (Holdings), Inc., and Access Worldwide Communications, Inc.("Access"), incorporated by reference to Appendix A to Access' Definitive Proxy Statement on Schedule 14A, filed January 15, 2002.

2.2[1]	Stock and Asset Purchase Agreement dated February 5, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed April 26, 2002.

2.3[1]	Amendment No. 1 to Stock and Asset Purchase Agreement dated April 12, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.2 to the Company's Current Report on Form 8-K filed April 26, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2001.
3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ending December 31, 2000.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the "Registration Statement").
4.2	Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Registration Statement on Form S-4 filed August 4, 1999 (No. 333-83133) (the "S-4 Registration Statement").

4.3	Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

4.4	Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.5	Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company's Amendment No. 1 to Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.6	Asset Acquisition Agreement dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company's amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.7	Rights Agreement, dated as of July 25, 2001, between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company's Current Report on Form 8-K filed July 31, 2001.

4.8	Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company
31.1 [2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2 [2]	Certification by George Paz, as Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1 [2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b).
32.2 [2]	Certification by George Paz, as Chief Financial Officer of Express Scripts, Inc., pursuant to (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b).

[1]	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
[2]	Filed herein.