Form 10-Q
period 2003-09-30
EXPRESS SCRIPTS INC
filed 2003-10-30
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.
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
Yes  X        No ___

Common stock outstanding as of September 30, 2003:                                                             78,543,451 Shares

EXPRESS SCRIPTS, INC.

INDEX

Part I	Financial Information
Item 1. Financial Statements (unaudited)
a) Unaudited Consolidated Balance Sheet
b) Unaudited Consolidated Statement of Operations
c) Unaudited Consolidated Statement of Changes
in Stockholders ’ Equity
d) Unaudited Consolidated Statement of Cash Flows
e) Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About
Market Risk
Item 4. Controls and Procedures
Part II	Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds – (Not Applicable)
Item 3. Defaults Upon Senior Securities – (Not Applicable)
Item 4. Submission of Matters to a Vote of Security Holders – (Not Applicable)
Item 5. Other Information – (Not Applicable)
Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

(in thousands, except share data)	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$292,310	$190,654
Receivables, net	983,193	988,544
Inventories	130,113	160,483
Deferred taxes	14,979	25,686
Prepaid expenses and other current assets	24,646	28,454

Total current assets	1,445,241	1,393,821
Property and equipment, net	173,116	168,973
Goodwill, net	1,420,582	1,378,436
Other intangible assets, net	235,762	251,111
Other assets	20,090	14,651

Total assets	$3,294,791	$3,206,992

Liabilities and Stockholders' Equity
Current liabilities:
Claims and rebates payable	$1,155,195	$1,084,906
Accounts payable	196,211	255,245
Accrued expenses	185,583	200,356
Current maturities of long-term debt	-	3,250

Total current liabilities	1,536,989	1,543,757
Long-term debt	455,089	562,556
Other liabilities	124,460	97,824

Total liabilities	2,116,538	2,204,137

Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common Stock, $0.01 par value per share, 181,000,000 shares
authorized,and 79,777,000 and 79,834,000 shares issued and
outstanding, respectively	797	798
Additional paid-in capital	482,754	503,746
Unearned compensation under employee compensation plans	(25,413)	(8,179)
Accumulated other comprehensive income	1,744	(4,422)
Retained earnings	797,119	614,950

	1,257,001	1,106,893
Common Stock in treasury at cost,1,234,000 and 1,963,000
shares, respectively	(78,748)	(104,038)

Total stockholders' equity	1,178,253	1,002,855

Total liabilities and stockholders' equity	$3,294,791	$3,206,992

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Revenues	$3,248,602	$3,187,458	$9,806,780	$8,906,004
Cost of revenues	3,041,825	2,975,996	9,173,155	8,307,781

Gross profit	206,777	211,462	633,625	598,223
Selling, general and administrative	93,286	112,162	302,027	329,860

Operating income	113,491	99,300	331,598	268,363

Other (expense) income:
Undistributed loss from joint venture	(1,436)	(1,224)	(4,520)	(3,294)
Interest income	756	1,391	2,345	3,770
Interest expense	(8,430)	(12,555)	(33,172)	(32,337)

	(9,110)	(12,388)	(35,347)	(31,861)

Income before income taxes	104,381	86,912	296,251	236,502
Provision for income taxes	39,839	33,470	113,054	90,391

Income before cumulative effect of accounting change	64,542	53,442	183,197	146,111
Cumulative effect of accounting change, net of tax	-	-	(1,028)	-

Net income	$64,542	$53,442	$182,169	$146,111

Basic earnings per share:
Before cumulative effect of accounting change	$0.82	$0.69	$2.34	$1.87
Cumulative effect of accounting change	-	-	(0.01)	-

Net income	$0.82	$0.69	$2.33	$1.87

Weighted average number of common shares
Outstanding during the period - Basic EPS	78,666	77,829	78,197	77,962

Diluted earnings per share:
Before cumulative effect of accounting change	$0.81	$0.67	$2.30	$1.83
Cumulative effect of accounting change	-	-	(0.01)	-

Net income	$0.81	$0.67	$2.29	$1.83

Weighted average number of common shares
Outstanding during the period - Diluted EPS	80,023	79,449	79,401	79,786

     See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital		Unearned Compensation Under Employee Compensation Plans		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2002	79,834	$798		$503,746		$(8,179)	$(4,422)	$614,950	$(104,038)	$1,002,855

Comprehensive income:
Net income	-	-		-		-	-	182,169	-	182,169
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	-	-	4,621	-	-	4,621
Realized and unrealized gains
on derivative financial
instruments, net of taxes	-	-		-		-	1,545	-	-	1,545

Comprehensive income	-	-		-		-	6,166	182,169	-	188,335
Treasury stock acquired	-	-		-		-	-	-	(79,073)	(79,073)
Changes in stockholders' equity
related to employee stock plans	(57)	(1)		(20,992)		(17,234)	-	-	104,363	66,135

Balance at September 30, 2003	79,777	$797		$482,754		$(25,413)	$1,744	$797,119	$(78,748)	$1,178,253

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2003	2002
Cash flows from operating activities:
Net income	$182,169	$146,111

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	39,687	62,975
Non-cash adjustments to net income	65,548	54,625
Net changes in operating assets and liabilities	(6,008)	23,253

Net cash provided by operating activities	281,396	286,964

Cash flows from investing activities:
Purchases of property and equipment	(32,012)	(32,472)
Acquisitions, net of cash acquired, and investment in joint venture	3,560	(497,229)
Other	15	655

Net cash used in investing activities	(28,437)	(529,046)

Cash flows from financing activities:
Proceeds from long-term debt	50,000	425,000
Repayment of long-term debt	(160,430)	(150,000)
Treasury stock acquired	(79,073)	(66,840)
Net proceeds from employee stock plans	35,908	21,700
Other	-	(3,885)

Net cash (used in) provided by financing activities	(153,595)	225,975

Effect of foreign currency translation adjustment	2,292	(10)

Net increase (decrease) in cash and cash equivalents	101,656	(16,117)
Cash and cash equivalents at beginning of period	190,654	177,715

Cash and cash equivalents at end of period	$292,310	$161,598

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

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2003, the Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2003, and the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

REVENUE RECOGNITION

        Revenues from our pharmacy benefit management (“PBM”) segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs.

        Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from members of the health plans we serve, are recorded when prescriptions are shipped. At the time of shipment, our earnings process is complete: the obligation of our customer to pay for the drugs is fixed, and, due to the nature of the product, the member may not return the drugs nor receive a refund.

        Revenues related to the sale of prescription drugs by retail pharmacies in our networks consist of the amount the client has contracted to pay us (which excludes the co-payment) for the dispensing of such drugs together with any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue, and payments we make to the network pharmacy providers as cost of revenue in compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. In addition, under most of our client contracts, we realize a positive or negative margin represented by the difference between the negotiated ingredient costs we will receive from our clients and the separately negotiated ingredient costs we will pay to our network pharmacies. These factors indicate we are a principal as defined by EITF 99-19 and, as such, we record ingredient cost billed to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of revenues. In retail pharmacy transactions, amounts paid to pharmacies and amounts billed to clients are always exclusive of the applicable member co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member. Under our client contracts, we do not assume liability for the member co-payment in retail pharmacy transactions. As such, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

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

        We bill our clients based upon the billing schedules established in client contracts. At the end of a period, any unbilled revenues related to the sale of prescription drugs that have been adjudicated with retail pharmacies are estimated based on the amount we will pay to the pharmacies and historical gross margin. Those amounts due from our clients are recorded as revenue as they are contractually due to us for past transactions. Adjustments are made to these estimated revenues to reflect actual billings at the time clients are billed; historically, these adjustments have not been material.

        Certain implementation and other fees paid to clients upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are recorded as a reduction of revenue. Where they are refundable upon early termination of the contract, these payments are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

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

IMPAIRMENT OF LONG-LIVED ASSETS

        We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets, including other intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates reflecting the inherent risk of the underlying business. No such impairment existed as of September 30, 2003 and December 31, 2002. Absent events or circumstances indicating an impairment of goodwill, we perform an annual goodwill impairment test during the fourth quarter.

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

EMPLOYEE STOCK-BASED COMPENSATION

        We account for employee stock options in accordance with Financial Accounting Standards Board Statement No. (“FAS”) 123, “Accounting for Stock-Based Compensation,” as amended by FAS 148, and Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception allowing companies currently applying APB 25 to continue using that method. We have elected to continue applying the intrinsic value method under APB 25. Because we grant options at a price equal to market value at the time of grant, we have not recognized compensation expense for options granted. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the estimated fair value of options at the grant date for the three months and nine months ended September 30, 2003 and 2002 (see also Note 9):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net income, as reported(1)	$64,542	$53,442	$182,169	$146,111
Less: Employee stock-based
compensation expense determined
using fair-value based method for
stock-based awards, net of tax	1,819	2,293	7,146	7,587

Pro forma net income	$62,723	$51,149	$175,023	$138,524

Basic earnings per share
As reported	$0.82	$0.69	$2.33	$1.87
Pro forma	0.80	0.66	2.25	1.78
Diluted earnings per share
As reported	$0.81	$0.67	$2.29	$1.83
Pro forma	0.79	0.64	2.20	1.74

(1)     Net income, as reported, includes stock-based compensation expense for the three months ended September 30, 2003 and 2002 of $1,359 ($2,198 pre-tax) and $1,294 ($2,104 pre-tax), respectively, and for the nine months ended September 30, 2003 and 2002 of $3,069 ($4,962 pre-tax) and $3,867 ($6,260 pre-tax), respectively, related to restricted shares of Common Stock awarded to certain of our officers and employees.

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

        In April 2002, FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. We adopted this provision of FAS 145 in January 2003. During 2003, we repurchased $35,430,000 of our outstanding Senior Notes and prepaid $75,000,000 of our Term B notes. As a result, we wrote-off deferred financing fees of $1,270,000 and incurred a charge of $3,897,000 representing a premium on the purchase of the Senior Notes in 2003. The write-off of deferred financing fees and the premium on the repurchase of the Senior notes have been recorded as increases in interest expense. Losses on debt prepayments for periods prior to January 2003 have been reclassified to conform to the presentation required by FAS 145. Implementation of FAS 145 did not have an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

        In September 2002, EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” was issued. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. EITF 02-16 applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. Prior to our adoption of EITF 02-16, we recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue. The transition provisions of EITF 02-16 require implementation of this pronouncement for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 does not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. Therefore, we adopted the provisions of EITF 02-16 during fiscal 2002, earlier than required. As a result of the adoption, our revenues for the three months and nine months ended September 30, 2002 have been reduced by $238,740,000, and $671,901,000, respectively, to conform to the presentation for the three months and nine months ended September 30, 2003. This amount represents the gross rebates and administrative fees received from manufacturers. Cost of revenues, for the three months and nine months ended September 30, 2002, has been reduced by the same amount. Our clients’ portion of such rebates and administrative fees, a majority of this amount, has been and will continue to be recorded as a reduction of revenue. Consolidated net income and consolidated gross profit for the three months and nine months ended September 30, 2002 was not impacted as a result of the adoption of EITF 02-16.

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

        On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc.(“Phoenix”), a wholly-owned subsidiary of Access Worldwide Communications, Inc., for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. The acquisition has been accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $4,000,000 and non-competition agreements in the amount of $180,000, which are being amortized using the straight-line method over the estimated useful lives of eight years and four years, respectively, and a trade name in the amount of $1,700,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $22,136,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

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

Nine Months Ended September 30, 2002
Total revenues	$9,551,161
Net income	148,212
Basic earnings per share	1.90
Diluted earnings per share	1.85

Note 3 – Receivables

        Included in receivables, net, as of September 30, 2003 and December 31, 2002, is an allowance for doubtful accounts of $34,122,000 and $35,822,000, respectively.

        As of September 30, 2003 and December 31, 2002, unbilled receivables were $542,356,000 and $547,686,000, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

Note 4 – Property and Equipment

        During 2002, the estimated useful lives of certain computer equipment and software associated with our legacy computer systems were shortened due to the continued progress of our integration to one point-of-sale claim adjudication platform. This change in the estimated useful lives increased depreciation and amortization expense by $23,310,000 during the first nine months of 2002, of which, $18,360,000 was included in selling, general and administrative expenses.

Note 5 – Goodwill and other intangibles

        The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,505,261	$106,815	$1,462,869	$106,569
Non-PBM	22,136	-	22,136	-

	$1,527,397	$106,815	$1,485,005	$106,569

Other intangible assets
PBM
Customer contracts	$264,592	$67,127	$263,490	$57,991
Other (2)	65,188	31,908	63,166	22,980

	329,780	99,035	326,656	80,971

Non-PBM
Customer contracts	4,000	792	4,000	417
Other	1,880	71	1,880	37

	5,880	863	5,880	454

Total other intangible assets	$335,660	$99,898	$332,536	$81,425

(1)

During the second quarter of 2003, we finalized the allocation of the NPA purchase price to tangible and intangible net assets resulting in a $39.7 million increase in goodwill (See Note 2). Changes in goodwill and accumulated amortization from December 31, 2002 to September 30, 2003 are also a result of changes in foreign currency exchange rates.

(2)

Gross carrying amount and accumulated amortization at September 30, 2003 and December 31, 2002 excludes cumulative deferred financing fee, pre-tax write-offs of $16,959,000 and $15,689,000, respectively. Deferred financing fees are amortized over the term of the related debt and are written off in conjunction with debt prepayments.

        The aggregate amount of amortization expense of other intangible assets was $5,744,000 and $5,095,000 for the three months ended September 30, 2003 and 2002, respectively, and $18,915,000 and $14,319,000 for the nine months ended September 30, 2003 and 2002, respectively. The future aggregate amount of amortization expense of other intangible assets is $6,004,000 for 2003, $23,961,000 for 2004, $22,981,000 for 2005, $17,402,000 for 2006, and $14,700,000 for 2007. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and six years for other intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average number of common shares
outstanding during the period - Basic EPS	78,666	77,829	78,197	77,962
Outstanding stock options	1,149	1,379	1,018	1,583
Executive deferred compensation plan	51	37	50	35
Restricted stock awards	157	204	136	206

Weighted average number of common shares
outstanding during the period - Diluted EPS	80,023	79,449	79,401	79,786

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.”

Note 7 – Financing

        During 2003 we repurchased $35,430,000 of our Senior Notes on the open market for $40,691,000, which includes $1,364,000 of accrued interest and a premium of $3,897,000 which was recorded in interest expense. During the first nine months of 2003, we also prepaid $75,000,000 of our Term B loan facility. At September 30, 2003, the Term B loans have a remaining maturity of five years with $19,250,000 maturing in 2007 and $230,750,000 maturing in 2008. As a result of the repurchase of Senior Notes and the prepayment on the Term B loans in 2003, we recorded in interest expense, pre-tax charges of $1,270,000 in the first nine months of 2003 from the write-off of deferred financing fees.

Note 8 – Derivative financial instruments

        We use interest rate swap agreements to manage our interest rate risk on future variable interest payments. At September 30, 2003, we have one swap agreement to fix the variable interest rate payments on approximately $60 million of our debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $60 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $20 million in April 2004 and matures in April 2005.

        Our present interest rate swap agreement is a cash flow hedge which requires us to pay fixed rates of interest, and which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $3,263,000, pre-tax, at September 30, 2003, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreement, $2,040,000, net of taxes, at September 30, 2003, is deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the three months and nine months ended September 30, 2003 and 2002, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

Note 9 – Stock-based compensation plans

        We apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share for the three months ended September 30, 2003 and 2002 would have been $62,723,000, or $0.79 per diluted share and $51,149,000 or $0.64 per diluted share, respectively, and our net income and earnings per share for the nine months ended September 30, 2003 and 2002 would have been $175,023,000 or $2.20 per diluted share and $138,524,000 or $1.74 per diluted share, respectively (see also Note 1).

        The fair value of options granted (which is amortized over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected life of option	3-5 years	3-5 years	3-10 years	3-5 years
Risk-free interest rate	2.14%-3.07%	1.33%-2.72%	1.23%-3.71%	1.22%-4.29%
Expected volatility of stock	53%	54%	53%	54%
Expected dividend yield	None	None	None	None

        A summary of the status of our fixed stock option plans as of September 30, 2003 and 2002, and changes during the periods ending on those dates are presented below.

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
(share data in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,594	$31.50	5,992	$26.26
Granted	99	$65.18	283	$53.57
Exercised	(1,516)	$22.50	(860)	$21.14
Forfeited/Cancelled	(56)	$42.37	(90)	$32.77

Outstanding at end of period	4,121	$35.47	5,325	$28.43

Options exercisable at period end	2,099		2,684

Weighted-average fair value of
options granted during the year	$31.24		$23.57

        The following table summarizes information about fixed stock options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 6/30/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 6/30/03	Weighted- Average Exercise Price
$5.38 - 19.31	702	4.03	$16.32	672	$16.18
19.47 - 27.56	792	5.19	26.27	479	26.24
28.22 - 39.24	1,240	5.19	36.39	670	34.98
40.19 - 47.95	996	5.20	47.11	168	45.62
48.34 - 71.45	391	5.63	55.95	110	52.71

$5.38 - 71.45	4,121	5.04	$35.47	2,099	$28.75

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

Condensed Consolidating Balance Sheet
(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of September 30, 2003
Current assets	$1,068,058	$350,218	$26,965	$-	$1,445,241
Property and equipment, net	103,714	65,190	4,212	-	173,116
Investments in subsidiaries	1,722,494	1,152,025	-	(2,874,519)	-
Intercompany	769,058	(724,155)	(44,903)	-	-
Goodwill, net	241,457	1,161,512	17,613	-	1,420,582
Other intangible assets, net	62,357	164,248	9,157	-	235,762
Other assets	18,259	2,060	(229)	-	20,090

Total assets	$3,985,397	$2,171,098	$12,815	$(2,874,519)	$3,294,791

Current liabilities	$486,923	$1,041,776	$8,290	$-	$1,536,989
Long-term debt	455,089	-	-	-	455,089
Other liabilities	120,237	5,057	(834)	-	124,460
Stockholders' equity	2,923,148	1,124,265	5,359	(2,874,519)	1,178,253

Total liabilities and stockholders' equity	$3,985,397	$2,171,098	$12,815	$(2,874,519)	$3,294,791

As of December 31, 2002
Current assets	$948,288	$427,890	$17,643	$-	$1,393,821
Property and equipment, net	117,086	49,561	2,326	-	168,973
Investments in subsidiaries	1,664,602	1,176,251	-	(2,840,853)	-
Intercompany	823,318	(787,102)	(36,216)	-	-
Goodwill, net	241,457	1,121,863	15,116	-	1,378,436
Other intangible assets, net	70,755	171,833	8,523	-	251,111
Other assets	14,764	(358)	245	-	14,651

Total assets	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Current liabilities	$394,224	$1,144,827	$4,706	$-	$1,543,757
Long-term debt	562,556	-	-	-	562,556
Other liabilities	58,777	39,264	(217)	-	97,824
Stockholders' equity	2,864,713	975,847	3,148	(2,840,853)	1,002,855

Total liabilities and stockholders' equity	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Condensed Consolidating Statement of Operations
(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended September 30, 2003
Total revenues	$1,814,737	$1,428,504	$5,361	$-	$3,248,602
Operating expenses	1,782,141	1,348,622	4,348	-	3,135,111

Operating income	32,596	79,882	1,013	-	113,491
Undistributed loss from joint venture	(1,436)	-	-	-	(1,436)
Interest (expense) income, net	(8,839)	1,034	131	-	(7,674)

Income before income taxes	22,321	80,916	1,144	-	104,381
Income tax provision	8,655	30,899	285	-	39,839

Net income	$13,666	$50,017	$859	$-	$64,542

Three months ended September 30, 2002
Total revenues	$1,483,558	$1,699,590	$4,310	$-	$3,187,458
Operating expenses	1,442,642	1,641,669	3,847	-	3,088,158

Operating income	40,916	57,921	463	-	99,300
Undistributed loss from joint venture	(1,224)	-	-	-	(1,224)
Interest (expense) income, net	(11,514)	269	81	-	(11,164)

Income before income taxes	28,178	58,190	544	-	86,912
Income tax provision	10,758	22,645	67	-	33,470

Net income	$17,420	$35,545	$477	$-	$53,442

Nine months ended September 30, 2003
Total revenues	$5,061,884	$4,729,297	$15,599	$-	$9,806,780
Operating expenses	4,973,509	4,488,463	13,210	-	9,475,182

Operating income	88,375	240,834	2,389	-	331,598
Undistributed loss from joint venture	(4,520)	-	-	-	(4,520)
Interest (expense) income, net	(32,995)	1,796	372	-	(30,827)

Income before income taxes	50,860	242,630	2,761	-	296,251
Income tax provision	19,722	92,781	551	-	113,054

Income before cumulative effect of
change in accounting principle	31,138	149,849	2,210	-	183,197
Cumulative effect of change in accounting
principle, net of tax	-	(1,028)	-	-	(1,028)

Net income	$31,138	$148,821	$2,210	$-	$182,169

Nine months ended September 30, 2002
Total revenues	$4,551,496	$4,346,446	$8,062	$-	$8,906,004
Operating expenses	4,416,726	4,210,011	10,904	-	8,637,641

Operating income (loss)	134,770	136,435	(2,842)	-	268,363
Undistributed loss from joint venture	(3,294)	-	-	-	(3,294)
Interest (expense) income, net	(29,219)	471	181	-	(28,567)

Income (loss) before income taxes	102,257	136,906	(2,661)	-	236,502
Income tax provision (benefit)	39,141	52,640	(1,390)	-	90,391

Net income (loss)	$63,116	$84,266	$(1,271)	$-	$146,111

Condensed Consolidating Statement of Cash Flows
(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2003
Net cash provided by (used in)
Operating activities	$196,007	$88,374	$(2,985)	$-	$281,396

Cash flows from investing activities:
Purchase of property and equipment	(6,193)	(24,031)	(1,788)	-)	(32,012)
Acquisitions and joint venture	520	3,040	-	-	3,560
Other	15	-	-	-	15

Net cash used in investing activities	(5,658)	(20,991)	(1,788)	-	(28,437)

Cash flows from financing activities:
Repayment of long-term debt, net	(110,430)	-	-	-	(110,430)
Treasury stock acquired	(79,073)	-	-	-	(79,073)
Net proceeds from employee stock plans	35,908	-	-	-	35,908
Net transaction with parent	34,653	(38,721)	4,068	-	-

Net cash (used in) provided by
Financing activities	(118,942)	(38,721)	4,068	-	(153,595)

Effect of foreign currency
Translation adjustment	-	-	2,292	-	2,292;

Net increase in cash and cash equivalents	71,407	28,662	1,587	-	101,656
Cash and cash equivalents at beginning
of the period	278,191	(101,640)	14,103	-	190,654

Cash and cash equivalents at end
of the period	$349,598	$(72,978)	$15,690	$-	$292,310

Condensed Consolidating Statement of Cash Flows
(in thousands)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2002
Net cash provided by (used in)
operating activities	$95,922	$197,922	$(6,880)	$-	$286,964

Cash flows from investing activities:
Purchase of property and equipment	(32,123)	1,027	(1,376)	-	(32,472)
Acquisitions and joint venture	444	(497,673)	-	-	(497,229)
Other	655	-	-	-	655

Net cash used in investing activities	(31,024)	(496,646)	(1,376)	-	(529,046)

Cash flows from financing activities:
Proceeds from long-term debt	425,000	-	-	-	425,000
Repayment of long-term debt	(150,000)	-	-	-	(150,000)
Treasury stock acquired	(66,840)	-	-	-	(66,840)
Proceeds from employee stock plans	21,700	-	-	-	21,700
Net transaction with parent	(330,538)	319,474	11,064	-	-
Other	(3,885)	-	-	-	(3,885)

Net cash (used in) provided by
financing activities	(104,563)	319,474	11,064	-	225,975

Effect of foreign currency
translation adjustment	-	-	(10)	-	(10)

Net increase (decrease) in cash and
cash equivalents	(39,665)	20,750	2,798	-	(16,117)
Cash and cash equivalents at beginning
of the period	272,891	(102,163)	6,987	-	177,715

Cash and cash equivalents at end
of the period	$233,226	$(81,413)	$9,785	$-	$161,598

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

        The following table presents income statement information about our reportable segments for the three and nine months ended September 30, 2003 and 2002:

(in thousands)	PBM	Non-PBM	Total
Three months ended September 30, 2003
Product revenues
Network revenues	$2,201,301	$-	$2,201,301
Mail revenues	969,170	-	969,170
Other revenues	-	37,127	37,127
Service revenues	14,922	26,082	41,004

Total revenues	3,185,393	63,209	3,248,602
Income before income taxes	96,339	8,042	104,381
Three months ended September 30, 2002
Product revenues
Network revenues	$2,180,451	$-	$2,180,451
Mail revenues	941,259	-	941,259
Other revenues	-	19,166	19,166
Service revenues	22,150	24,432	46,582

Total revenues	3,143,860	43,598	3,187,458
Income before income taxes	79,223	7,689	86,912
Nine months ended September 30, 2003
Product revenues
Network revenues	$6,692,820	$-	$6,692,820
Mail revenues	2,881,916	-	2,881,916
Other revenues	-	98,012	98,012
Service revenues	51,520	82,512	134,032

Total revenues	9,626,256	180,524	9,806,780
Income before income taxes	267,932	28,319	296,251
Nine months ended September 30, 2002
Product revenues
Network revenues	$6,108,894	$-	$6,108,894
Mail revenues	2,620,793	-	2,620,793
Other revenues	-	49,527	49,527
Service revenues	61,594	65,196	126,790

Total revenues	8,791,281	114,723	8,906,004
Income before income taxes	215,618	20,884	236,502

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

        The following table presents balance sheet information for our reportable segments as of the following balance sheet dates:

(in thousands)	PBM	Non-PBM	Total

Total assets
September 30, 2003	$3,176,924	$117,867	$3,294,791
December 31, 2002	3,100,005	106,987	3,206,992

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

  risks associated with our ability to maintain our historic growth rates, or to control operating or capital costs continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contracts with key clients or providers competition and continuing consolidation in the PBM industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers risks associated with adverse economic conditions, which may result in lower membership growth in existing clients or in lower rates of utilization of prescription drugs adverse results in regulatory matters, the adoption of new legislation or regulations, more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations (including, without limitation, the Compliance Guidance for Pharmaceutical Manufacturers issued by the Office of Inspector General of Health and Human Services relating to the Federal Medicare/Medicaid Anti-Kickback Statute).
  risks associated with the operations of acquired businesses, including integration risks and costs, risks of client retention and repricing of client contracts increased compliance risks relating to our contracts with the Department of Defense TRICARE Plan and various state governments risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston, the Attorney General of the State of New York, and other regulatory agencies the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers adverse results in litigation, including a number of urported class action cases challenging aspects of our business practices risks associated with the use and protection of the intellectual property we use in our business risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements risks associated with our ability to continue to develop new products, services and delivery channels general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns, introductions of new drugs and conversion of prescription drugs to non-prescription (or over-the-counter) status uncertainties regarding the implementation and the ultimate terms of proposed government initiatives, including a Medicare prescription drug benefit increase in credit risk relative to our clients due to adverse economic trends risks associated with our ability to continue to attract and retain qualified personnel other risks described from time to time in our filings with the SEC

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

        We derive our revenues primarily from the sale of PBM services in the United States and Canada. Tangible product revenue consists of revenues from the dispensing of prescription drugs from our mail pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, SDS services, and sampling services by our PMG subsidiary. Tangible product revenue represented 98.7% and 98.6% of our total revenues for the three months and nine months ended September 30, 2003, respectively, as compared to 98.5% and 98.6%, respectively, for the same periods last year.

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

REVENUE RECOGNITION

        Revenues from our PBM segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs.

        Revenues from dispensing prescriptions from our mail pharmacies, which include the co-payment received from members of the health plans we serve, are recorded when prescriptions are shipped. At the time of shipment, our earnings process is complete: the obligation of our customer to pay for the drugs is fixed, and, due to the nature of the product, the member may not return the drugs nor receive a refund.

        Revenues related to the sale of prescription drugs by retail pharmacies in our networks consist of the amount the client has contracted to pay us (which excludes the co-payment) for the dispensing of such drugs together with any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue, and payments we make to the network pharmacy providers as cost of revenue in compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. In addition, under most of our client contracts, we realize a positive or negative margin represented by the difference between the negotiated ingredient costs we will receive from our clients and the separately negotiated ingredient costs we will pay to our network pharmacies. These factors indicate we are a principal as defined by EITF 99-19 and, as such, we record ingredient cost billed to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of revenues. In retail pharmacy transactions, amounts paid to pharmacies and amounts billed to clients are always exclusive of the applicable member co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member. Under our client contracts, we do not assume liability for the member co-payment in retail pharmacy transactions. As such, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

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

        We bill our clients based upon the billing schedules established in client contracts. At the end of a period, any unbilled revenues related to the sale of prescription drugs that have been adjudicated with retail pharmacies are estimated based on the amount we will pay to the pharmacies and historical gross margin. Those amounts due from our clients are recorded as revenue as they are contractually due to us for past transactions. Adjustments are made to these estimated revenues to reflect actual billings at the time clients are billed; historically, these adjustments have not been material.

        Certain implementation and other fees paid to clients upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are recorded as a reduction of revenue. Where they are refundable upon early termination of the contract, these payments are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

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

RESULTS OF OPERATIONS

PBM GROSS PROFIT

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2003	Increase/ (Decrease)		2002	2003	Increase/ (Decrease)		2002
Product revenues
Network revenues	$2,201,301	1.0%		$2,180,451	$6,692,820	9.6%		$6,108,894
Mail revenues	969,170	3.0%		941,259	2,881,916	10.0%		2,620,793
Service revenues	14,922	(32	.6)%	22,150	51,520	(16	.4)%	61,594

Total PBM revenues	3,185,393	1.3%		3,143,860	9,626,256	9.5%		8,791,281
Cost of PBM revenues	2,991,734	1.6%		2,943,949	9,032,623	9.8%		8,223,830

PBM Gross Profit	$193,659	(3	.1)%	$199,911	$593,633	4.6%		$567,451

        Revenues for network pharmacy claims increased $20,850,000, or 1.0%, and $583,926,000, or 9.6%, during the three and nine months ended September 30, 2003 as compared to the three months and nine months ended September 30, 2002. The increase in network pharmacy claims revenue for the three months ended September 30, 2003 over the three months ended September 30, 2002 is due to drug price inflation and higher utilization of prescription drugs. These increases were partially offset by a few third quarter, client-specific reductions. One client, emerging from bankruptcy, discontinued providing retiree benefits, one client was lost through a competitive bidding process, and a one-year contract with a state agency expired as expected as future claims will be processed by the state. The increase in network pharmacy claims revenue for the nine months ended September 30, 2003 over the same period of 2002, is due primarily to our acquisition of National Prescription Administrators, Inc. and certain affiliated entities (collectively “NPA”), which represented approximately 34.2% of the increase. In addition, network pharmacy claims revenue for the nine months ended September 30, 2003 increased over the same period of 2002 as a result of higher drug ingredient costs and higher utilization of prescription drugs by members. The increases in revenues for the three and nine months ended September 30, 2003 over the same period of 2002 were partially offset by the impact of higher copayments and other plan design features that shift a higher percentage of total drug cost to the member, by an increase in generic drug claims and by an increase in the number of claims processed for clients utilizing retail pharmacy networks contracted by the client as opposed to retail pharmacy networks contracted by us. As previously discussed under “—Critical Accounting Policies,” when clients utilize their own retail pharmacy networks, we do not record the ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies is excluded from cost of revenue. Domestic, network pharmacy claims processed for clients utilizing their own retail pharmacy networks increased to 3.2% and 3.1%, respectively, for the three and nine months ended September 30, 2003, as compared to 0.7% and 1.9%, respectively, for the same periods of 2002. Total network pharmacy claims processed increased 1.8% to 90,427,000 in the third quarter of 2003 over the third quarter of 2002 due to higher utilization rates, partially offset by the client-specific reductions discussed above. For the nine months ended September 30, 2003, network pharmacy claims processed increased 8.7% to 283,119,000 mainly as a result of the acquisition of NPA as well as the other factors mentioned above.

        The average revenue per network pharmacy claim remained fairly constant, at $24.34 and $23.64 for the three and nine months ended September 30, 2003, as compared to $24.54 and $23.44 for the same periods of 2002. For both periods, drug price inflation was offset by a higher mix of generic claims and by a change in client mix which caused a relative increase in the number of clients utilizing retail pharmacy networks contracted by the client as opposed to retail pharmacy networks contracted by us. Generic claims represented 48.0% and 47.8% of total network claims during the three months and nine months ended September 30, 2003 as compared to 46.1% and 44.6%, respectively, for the three and nine months ended September 30, 2002.

        Mail pharmacy revenues and mail pharmacy prescriptions filled increased $27,911,000, or 3.0%, and 1,120,000, or 15.9%, respectively, during the third quarter of 2003 over the third quarter of 2002, primarily due to higher utilization of mail order prescriptions. The increase in mail pharmacy revenues for the three months ended September 30, 2003 over the same period of 2002 is also due to drug price inflation partially offset by an increase in generic drug prescriptions and by the impact of processing claims under the Department of Defense (“DoD”) TRICARE Management Activity mail program (see discussion regarding mail order revenue per claim). Mail pharmacy revenues and mail pharmacy prescriptions filled increased $261,123,000, or 10.0%, and 3,672,000, or 18.3%, respectively, for the nine months ended September 30, 2003 over the nine months ended September 30, 2002. The increase in mail pharmacy revenues for the nine months ended September 30, 2003 is primarily due to the acquisition of NPA in April 2002, representing approximately 46.7% of the increase in mail pharmacy revenues and 20.4% of the increase in mail pharmacy prescriptions. The increase in mail pharmacy revenues for the nine months ended September 30, 2003 is also due to higher utilization of mail order prescriptions and drug price inflation partially offset by an increase in generic drug prescriptions. The increase in mail pharmacy claims for the three and nine months ended September 30, 2003 over the same periods of 2002 is due to higher utilization rates and the impact of the DoD mail program partially offset by the client-specific reductions discussed above.

        The average revenue per mail pharmacy claim decreased 11.2% and 7.1% for the three and nine months ended September 30, 2003 as compared to the same periods of 2002. The primary reason for these decreases is the impact of processing claims under the DoD TRICARE Management Activity mail program. Under our contract with the DoD (which was effective March 1, 2003), we earn a fee per prescription filled by our mail order facility. Revenues and cost of revenues from the DoD contract do not include ingredient cost as inventory is replenished by the DoD through agreements with its suppliers. As a result, these claims have a dilutive effect on the average revenue per mail pharmacy claim. In addition to the impact of our contract with the DoD, these decreases are also affected by a higher mix of generic claims resulting from branded drug patent expirations. Our mail order generic fill rate increased to 37.0% and 37.1%, respectively, for the three and nine months ended September 30, 2003 from 36.3% and 34.8%, respectively, for the three and nine months ended September 30, 2002. Our mail order generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications (i.e. therapies for diabetes, high blood pressure, etc.) commonly dispensed from mail order pharmacies, relative to acute medications that are dispensed primarily by pharmacies in our retail networks.

        PBM revenues include amounts received from pharmaceutical manufacturers in support of certain programs, such as our Drug Choice Management Program and our Therapy Adherence Program. Such programs support our clients’ formulary choices. These payments are not part of our rebate program. We have been phasing out manufacturer funding for these programs, and such funding was completely phased out in the third quarter of 2003. Manufacturer funding for these programs decreased by approximately $8.3 million and $22.7 million, respectively, for the three and nine months ended September 30, 2003 as compared to the same periods of 2002. In addition, in the first quarter of 2003 we recorded a non-recurring reduction in revenue and gross profit of $15.0 million relating to previously collected pharmaceutical manufacturer funds, which we have decided to share with our clients. Our decision to share these funds with clients is voluntary and will not impact future quarters.

        Our PBM cost of revenues increased 1.6% and 9.8%, respectively, for the three and nine months ended September 30, 2003, respectively, over same periods of 2002, mainly as a result of the increase in PBM revenues discussed above. Cost of revenues for the nine months ended September 30, 2002 was impacted by a contract renegotiation with a large client, which resulted in the elimination of a contract pricing reserve. The elimination of the reserve was a non-recurring, non-cash decrease in cost of revenues of approximately $15.0 million.

         For the three months ended September 30, 2003, our PBM gross profit decreased $6,252,000, or 3.1%, as compared to the three months ended September 30, 2002, due to the following factors:

  The elimination, during the third quarter of 2003 of pharmaceutical manufacturer funding for certain formulary support programs (as discussed above).
  Increased costs due to the operation of two mail order pharamcies in Tempe, Arizona. In order to service the DoD TRICARE contract we contructed a new facility, but we have not yet closed the older Tempe facility. We expect to integrate these facilities in 2004.
  Client-specific reductions in the third quarter of 2003 (as discussed above).

For the nine months ended September 30, 2003, our PBM gross profit increased $26,182,000, or 4.6%, over the same period of 2002. The increase in gross profit for the nine months ended September 30, 2003 was partially due to the acquisition of NPA (representing approximately 70.5% of the increase). These increases also resulted from higher mail utilization and from a shift to utilization of generic versus brand drugs, on which we earn higher margins. For the three months and nine months ended September 30, 2003, generic drugs comprised 47.1% and 47.0%, respectively, of all prescriptions compared to approximately 45.2% and 43.7%, respectively, for the three and nine months ended September 30, 2002. These increases in PBM gross profit for the nine months ended September 30, 2003 were partially offset by the factors noted above.

        During 2002, we adopted EITF No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” (see further discussion under “—Other Matters”) earlier than required. EITF 02-16 requires any consideration received from a vendor to be characterized as a reduction of cost of revenues. Therefore, revenues for the three months and nine months ended September 30, 2002 have been reduced by $238,740,000 and $671,901,000, respectively, to conform to the presentation for the three months and nine months ended September 30, 2003. Cost of revenues, for the three months and nine months ended September 30, 2002, have been reduced by the same amount. This amount represents gross rebates and administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance, and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. The portion of this amount that we pay to our clients, a majority of this amount, has been and will continue to be classified as a reduction of revenues. Our consolidated gross profit for the three months and nine months ended September 30, 2002 was not impacted as a result of this adoption.

NON-PBM GROSS PROFIT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2003	Increase	2002	2003	Increase	2002
Product revenues	$37,127	93.7%	$19,166	$98,012	97.9%	$49,527
Service revenues	26,082	6.8%	24,432	82,512	26.6%	65,196

Total non-PBM revenues	63,209	45.0%	43,598	180,524	57.4%	114,723
Non-PBM Cost of revenues	50,091	56.3%	32,047	140,532	67.4%	83,951

Non-PBM Gross Profit	$13,118	13.6%	$11,551	$39,992	30.0%	$30,772

        Non-PBM product revenues increased $17,961,000, or 93.7%, and $48,485,000, or 97.9%, respectively, for the three and nine months ended September 30, 2003 as compared to the same periods in 2002. These increases are mainly due to higher volumes and increases in ingredient cost for specialty injectibles (representing approximately 61.5% and 58.9%, respectively, of the increases) and higher volumes for SDS (representing 38.5% and 41.1%, respectively, of the increases), including the sample card programs we administer for certain manufacturers, where we include the ingredient cost of pharmaceuticals dispensed from retail pharmacies in our SDS revenues. The increase in SDS product revenues was partially offset by the discontinuance, during the third quarter of 2003, of one patient assistance program (“PAP”) where we received fees for the delivery of certain drugs to doctors for their indigent patients. This loss was offset higher service revenues. Non-PBM service revenues increased $1,650,000, or 6.8%, and $17,316,000, or 26.6%, respectively, for the three and nine months ended September 30, 2003, primarily due to additional volume in SDS, including new PAP programs, initiated during the third quarter of 2003, where eligibility and other services are being provided.

        Gross profit from non-PBM services increased 13.6% and 30.0%, respectively, for the three months and nine months ended September 30, 2003, primarily reflecting the increased volume in SDS. The percentage increase in non-PBM cost of revenues grew faster than the percentage increase in revenues due to the additional volume in specialty injectibles and in the SDS sample card program, where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues and costs of revenues. The percentage increase in non-PBM cost of revenues is partially offset by the inclusion of PMG, which does not purchase samples from the manufacturers, but records an administrative fee for verification of practitioner licensure and distribution of samples to those practitioners based on orders received from pharmaceutical sales representatives.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses (“SG&A”) decreased $18,876,000, or 16.8% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due primarily to reductions in bad debt expense, compensation expense and contributions to the Express Scripts Foundation (the “Foundation”). For the nine months ended September 30, 2003, SG&A decreased $27,833,000, or 8.4%, as compared to the same period of 2002, mainly due to reductions in bad debt expense, depreciation and amortization expense, and contributions to the Foundation. For the three and nine months ended September 30, 2002, we recorded higher bad debt expense to increase our allowance for doubtful accounts for certain customers experiencing financial difficulties due to economic conditions. In the third quarter of 2003, we reversed a portion of the reserve established during 2002, which had been recorded for a large client then in bankruptcy. As of the third quarter of 2003, we had received payment on this client’s obligations to us and determined such reserve was no longer necessary. In 2002, we established the Foundation and, during the three and nine months ended September 30, 2002, we recorded contributions of $4.0 million and $12.0 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2003 decreased as compared to the same period of 2002, mainly due to a change in the estimated useful lives of certain assets associated with our legacy information systems which resulted in approximately $18.4 million of additional depreciation and amortization expense during the first nine months of 2002. SG&A for the nine months ended September 30, 2003 was also impacted by costs incurred to facilitate start-up of our operations supporting the DoD TRICARE Management Activity mail pharmacy service. These start-up costs, totaling $4,833,000 during the first quarter, mainly consist of salary expense; starting March 1, 2003 (the date we began filling mail pharmacy claims for the DoD), such costs are included in cost of revenues. Decreases in selling, general and administrative expenses were partially offset by increases required to expand operational and administrative functions supporting our management of the pharmacy benefit.

OTHER (EXPENSE) INCOME

        In February 2001, we entered into an agreement with AdvancePCS and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years, with approximately $13.5 million invested through September 30, 2003. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the three and nine months ended September 30, 2003 was $1,436,000 ($879,000 net of tax) and $4,520,000 ($2,767,000 net of tax), respectively, compared to $1,224,000 ($761,000 net of tax) and $3,294,000 ($2,046,000 net of tax) for the three and nine months ended September 30, 2002, respectively.

        The $3,490,000, or 31.3%, decrease in net interest expense for the three months ended September 30, 2003, as compared to the same period in 2002, is primarily a result of reduced debt principle balances from debt prepayments and repurchases in the 4th quarter of 2002 and the first and second quarters of 2003. For the nine months ended September 30, 2003, net interest expense increased $2,260,000, or 7.9%, over the same period of 2002 primarily as a result of premium payments and deferred financing fee write-offs resulting from the repurchase of our Senior Notes on the open market and the prepayment of Term B loans during the first half of 2003 (see “—Liquidity and Capital Resources”). In the second quarter of 2003, we recorded in interest expense a premium of $3,897,000 paid to repurchase $35,430,000 of our Senior Notes on the open market. In the second quarter of 2003, we also recorded the write off of $1,270,000 of deferred financing fees in interest expense in compliance with Financial Accounting Standards Board Statement (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” These increases in interest expense were partially offset by lower interest resulting from reduced debt principle balances.

PROVISION FOR INCOME TAXES

        Our effective tax rate decreased from 38.5% for the third quarter of 2002 to 38.2% for the third quarter of 2003. The decrease is a result of the implementation of state tax planning strategies during 2002. Our effective tax rate remained consistent at 38.2% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

NET INCOME AND EARNINGS PER SHARE

        Net income for the three months ended September 30, 2003 increased $11,100,000, or 20.8%, over the same period of 2002. For the nine months ended September 30, 2003, net income before the cumulative effect of change in accounting principle and net income increased $37,086,000, or 25.4%, and $36,058,000, or 24.7%, respectively, over 2002. During the first quarter, we recorded a cumulative effect of change in accounting principle of $1,028,000, net of tax, related to our implementation of FAS 143, “Asset Retirement Obligations,” (see “—Other Matters”).

        Basic and diluted earnings per share increased 18.8% and 20.9%, respectively, for the third quarter of 2003 over the third quarter of 2002. For the nine months ended September 30, 2003, basic and diluted earnings per share increased 24.6% and 25.1%, respectively, over the nine months ended September 30, 2002.

        We account for employee stock options in accordance with FAS 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” We account for options using the intrinsic value method and have not recognized compensation expense for options granted. Had we used the fair value method and recognized compensation expense based on the fair value of options determined on the grant date, our net income and earnings per share for the three and nine months ended September 30, 2003 would have been $62,723,000, or $0.79 per diluted share, and $175,023,000, or $2.20 per diluted share, respectively, and $51,149,000, or $0.64 per diluted share, and $138,524,000, or $1.74 per diluted share, respectively, for the three and nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

        For the nine months ended September 30, 2003, net cash provided by operations decreased $5,568,000 to $281,396,000 from $286,964,000 during the nine months ended September 30, 2002. This decrease reflects changes in our working capital components and decreases in depreciation and amortization and bad debt expense (see SG&A discussion under “—Results of Operations”). These decreases were partially offset by increased earnings of $36.1 million and increases in other non-cash adjustments to net income.

        During the first quarter of 2003, we began providing mail pharmacy services for the DoD TRICARE Management Activity under a five year contract. The new contract covers nearly nine million United States Armed Forces personnel, dependents and retirees worldwide. During the first quarter, we incurred start-up costs of approximately $4,833,000 and increased inventory at our Tempe mail order facility. These expenditures were funded from operating cash flow.

        Our capital expenditures for the nine months ended September 30, 2003 remained flat as compared to the same period of 2002. During the first half of 2003, we completed a capital project to renovate and expand our Tempe mail order facility and capitalized approximately $5.7 million. We intend to continue to invest in technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

        As of September 30, 2003, we have repurchased a total of 7,063,000 shares of our common stock under the stock repurchase program that we announced on October 25, 1996. As of September 30, 2003, approximately 5,829,000 shares have been reissued in connection with employee compensation plans. Our Board of Directors has approved the repurchase of up to 10,000,000 shares under our stock repurchase program. There is no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

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

        On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group, a wholly-owned subsidiary of Access Worldwide Communications, Inc. for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. The acquisition has been accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $4,000,000 and non-competition agreements in the amount of $180,000 which are being amortized using the straight-line method over the estimated useful lives of eight years and four years, respectively, and trade name in the amount of $1,700,000, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $22,136,000, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

        We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2003 or thereafter.

BANK CREDIT FACILITY

        At September 30, 2003, our credit facility with a commercial bank syndicate consists of $250 million of Term B loans and a $150 million revolving credit facility (none of which is outstanding at September 30, 2003). During the first half of 2003 we prepaid $75,000,000 of our Term B loan facility. At September 30, 2003, the Term B loans have a remaining maturity of five years with $19,250,000 maturing in 2007 and $230,750,000 maturing in 2008. As a result of the prepayment on the Term B loans during the first half of 2003, we recorded a $1,270,000 pre-tax charge, included in interest expense, from the write-off of deferred financing fees. The capital stock of each of our existing and subsequently acquired domestic subsidiaries, excluding ValueRx of Michigan, Inc., Diversified NY IPA, Inc. and Diversified Pharmaceutical Services (Puerto Rico), Inc., has been pledged as collateral for the credit facility.

        Our credit facility requires us to pay interest quarterly on an interest rate spread based on several London Interbank Offered Rates (“LIBOR”) or base rate options. Using a LIBOR spread, the Term B loans have an average interest rate of 3.11% at September 30, 2003. The credit facility contains covenants limiting the indebtedness we may incur, the common shares we may repurchase, the dividends we may pay and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. In addition, we are required to pay an annual fee of 0.25%, payable in quarterly installments, on the unused portion of the revolving credit facility ($150,000,000 at September 30, 2003). At September 30, 2003, we were in compliance with all covenants associated with the credit facility.

        To alleviate interest rate volatility on our Term B loans, we have entered into interest rate swap arrangements, which are discussed in “—Market Risk” below.

BONDS

        In June 1999, we issued $250 million of 9.625% Senior Notes due 2009. Through September 30, 2003, we have repurchased approximately $45.5 million of Senior Notes on the open market. The Senior Notes, which require interest to be paid semi-annually on June 15 and December 15, are callable at 104.8% beginning in June 2004. The call payment premium decreases to 103.2% in June 2005, to 101.6% in June 2006, and beginning in June 2007 are callable at 100.0%. The Senior Notes are unconditionally and jointly and severally guaranteed by most of our wholly-owned domestic subsidiaries. The Senior Note indenture contains covenants limiting the indebtedness we may incur, the common shares we may repurchase, the dividends we may pay, investing activities we may engage in, and the amount of annual capital expenditures we may make. The covenants also establish a minimum interest coverage ratio. At September 30, 2003, we were in compliance with all covenants associated with the Senior Note indenture.

        We are evaluating refinancing alternatives for our existing bank credit facility and optional redemption of our Senior Notes, which are callable beginning in June 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following table sets forth our schedule of current maturities of our long-term debt, excluding the deferred interest rate swap gain of $299,000, and future minimum lease payments due under noncancellable operating leases as of September 30, 2003 (in thousands):

	Payments Due by Period as of September 30,
Contractual obligations	Total	2003	2004 - 2005	2006 - 2007	After 2007
Long-term debt	$454,790	$-	$-	$19,250	$435,540
Future minimum lease
payments	85,015	4,364	33,834	28,863	17,954

Total contractual cash
obligations	$539,805	$4,364	$33,834	$48,113	$453,494

OTHER MATTERS

        The SEC previously announced plans to review prior filings of each of the Fortune 500 companies. We previously announced that we received a comment letter from the SEC with respect to our Annual Report on Form 10-K for 2001 and subsequent quarterly reports on Form 10-Q. Most issues raised by the SEC relate to disclosure and reclassification matters, including whether the PBM business should be comprised of two separate segments or a single segment representing an integrated product. In our segment reporting under FAS 131, we currently report our integrated PBM business as a single business segment. None of these issues would affect our consolidated results of operations, which include gross profit and net income, or the consolidated balance sheet and consolidated statement of cash flows. An additional issue raised in the SEC comment letter is whether we should include in revenue co-payments paid by clients’ members to retail network pharmacies with respect to prescriptions filled in one of the retail stores included in our networks. We do not include such co-payments in revenue or cost of revenue. If we are required to include retail co-payments in revenue and cost of revenue, it would result in an increase in reported revenue and cost of revenue for the three months and nine months ended September 30, 2003 and 2002 of approximately 23 percent to 29 percent (excluding member co-payments on plans wherein we do not include ingredient costs in revenue). Thus, our consolidated results of operations, which include gross profit and net income, and the consolidated balance sheet and consolidated statement of cash flows would not be affected. We are in discussions with the SEC about the issues raised in the comment letter.

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

        In April 2002, FAS 145 was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. We adopted this provision of FAS 145 in January 2003. During 2003, we prepaid $75.0 million of our Term B notes and purchased $35.4 million of our Senior Notes on the open market. As a result of the Term B prepayments and Senior Note repurchase, we wrote-off $1,270,000 (pre-tax) of deferred financing fees and incurred a pre-tax charge of $3,897,000, representing a premium on the Senior Notes. The write-off of deferred financing fees and the Senior Note premium have been recorded as increases in interest expense. Losses on debt prepayments for periods prior to January 2003 have been reclassified to conform to the presentation required by FAS 145.Implementation of FAS 145 did not have an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

        In September 2002, EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” was issued. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. This EITF issue applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. Prior to our adoption of EITF 02-16, we recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue. The transition provisions of EITF 02-16 require implementation of this pronouncement for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 do not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. We early-adopted the provisions of EITF 02-16 during fiscal 2002. As a result of the adoption, our revenues for the three months and nine months ended September 30, 2002 have been reduced by $238,740,000 and $671,901,000, respectively, to conform to the presentation for the three months and nine months ended September 30, 2003. This amount represents the gross rebates and administrative fees received from manufacturers. Cost of revenues, for the three and nine months ended September 30, 2002, have been reduced by the same amount. Our clients’ portion of such rebates and administrative fees, a majority of this amount, has been and will continue to be recorded as a reduction of revenue. Consolidated net income and consolidated gross profit for the three months and nine months ended September 30, 2002 was not impacted as a result of the adoption of EITF 02-16.

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

        We make available, through our website (www.express-scripts.com), access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us).

IMPACT OF INFLATION

        Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals, and accordingly we have been able to recover price increases from our clients under the terms of our agreements.

MARKET RISK

        We use an interest rate swap agreement to manage the impact of interest rate fluctuations on future variable interest payments under our bank credit facility. As of September 30, 2003, our interest rate swap agreement fixes the variable interest rate payments on approximately $60 million of our debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $60 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $20 million in April 2004 and this swap will mature in April 2005.

        Our interest rate swap agreement is a cash flow hedge which requires us to pay fixed-rates of interest, and which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $3,263,000, pre-tax, at September 30, 2003, is reported on the Unaudited Consolidated Balance Sheet in other liabilities. The related deferred loss on our swap agreements, $2,040,000, net of taxes, at September 30, 2003 is recorded in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the three months and nine months ended September 30, 2003 and 2002, the loss on the ineffective portion of our swap agreement was not material to the consolidated financial statements.

        A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at September 30, 2003 would have caused the fair value of the swap to change by $52,000 pretax, resulting in a liability with a fair value of $3,315,000.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” above.

Item 4.       Controls and Procedures

        We maintain a comprehensive set of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chairman and Chief Executive Officer and President and Chief Financial Officer concluded that these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above. During the quarter ended September 30, 2003, there was no significant change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

        We and/or the Company’s subsidiary, NPA, are defendants in several lawsuits that purport to be class actions, which were described in our Annual Report on Form 10-K for the year ended December 31, 2002 or in our Quarterly Reports on Form 10-Q for the first quarter and second quarter (the “Second Quarter Report”) of 2003. Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. Because these cases all are in their early stages and none of the cases has yet been certified by the court as a class action, we are unable to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations. The following developments have occurred since the Second Quarter Report:

  North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama) This action was filed on October 1, 2003. This case purports to be a class action against us on behalf of independent pharmacies within the United States. The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.Css.1, et. seq. The suit seeks unspecified monetary damages (including treble damages) and injunctive relief. We have not yet filed an answer in this case.

  Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri). This case was filed on October 23, 2003. It purports to be class action on behalf of participants or beneficiaries of any ERISA plan which required the participant or beneficiary to pay a percentage co-payment on prescription drugs during the period from October 1, 1997 to the present. The case alleges that Express Scripts is an ERISA fiduciary and that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violated these alleged fiduciary duties. The case requests an accounting and unspecified damages. We have not yet filed an answer in this case.

        In addition to the specific legal proceedings and governmental investigations that have previously been disclosed, there have arisen, in the ordinary course of our business, various other legal proceedings or claims now pending against our subsidiaries and us. The effect of these other actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Nevertheless, in the opinion of management, the ultimate liabilities resulting from such other lawsuits, investigations or claims now pending will not materially affect our consolidated financial position, consolidated results of operations and/or consolidated cash flows.

Item 6.      Exhibits and Reports on Form 8-K

    (a)        Exhibits. See Index to Exhibits below.

    (b)        Reports on Form 8-K.

(i)	On July 24, 2003, we filed and/or furnished a Current Report on Form 8-K, dated July 24, 2003, under Items 5, 7 and 9, regarding a press release we issued concerning our financial performance for the quarter ending June 30, 2003.

(ii)	On July 30, 2003, we filed and/or furnished an amended Current Report on Form 8-K/A, dated July 30, 2003, under Items 5, 7, 9 and 12 regarding a press release we issued concerning our financial performance for the quarter ending June 30, 2003.

(iii)	On September 25, 2003, we filed a Current Report on Form 8-K, dated September 25, 2003, under Item 5 regarding the Company’s employment agreement with Barbara Hill.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC (Registrant)

Date: October 29, 2003	By: /s/ Barrett A. Toan
Barrett A. Toan, Chairman of the Board and Chief Executive Officer
Date: October 29, 2003	By: /s/ George Paz
George Paz, President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit
2.1[1]	Asset Purchase Agreement, dated as of December 19, 2001, by and among the Company, Phoenix Marketing Group (Holdings), Inc., and Access Worldwide Communications, Inc.(“Access”), incorporated by reference to Appendix A to Access’ Definitive Proxy Statement on Schedule 14A, filed January 15, 2002.

2.2[1]	Stock and Asset Purchase Agreement dated February 5, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 26, 2002.

2.3[1]	Amendment No. 1 to Stock and Asset Purchase Agreement dated April 12, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.2 to the Company’s Current Report on Form 8-K filed April 26, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.
3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ending December 31, 2000.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the "Registration Statement").
4.2	Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-4 filed August 4, 1999 (No. 333-83133) (the “S-4 Registration Statement”).

4.3	Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999.

4.4	Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.5	Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.6	Asset Acquisition Agreement dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company's amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.7	Rights Agreement, dated as of July 25, 2001, between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001.

4.8	Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company
31.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by George Paz, as President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by George Paz, as President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

         _________________

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.