Form 10-K
period 2003-12-31
EXPRESS SCRIPTS INC
filed 2004-02-25
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM TO .

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1420563 (I.R.S. employer identification no.)

13900 Riverport Dr., Maryland Heights, Missouri (Address of principal executive offices)	63043 (Zip Code)

Registrant’s telephone number, including area code: (314) 770-1666

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Preferred Share Purchase Rights

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2003, was $4,177,703,473 based on 61,068,608 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $68.41 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant and New York Life Insurance Company are affiliates of the Registrant. The Registrant has no non-voting common equity.

     Common stock outstanding as of January 31, 2004: 77,552,560 Shares

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2003.

          Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of our forward looking statements and associated risks in “Item 1 – Forward Looking Statements and Associated Risks” in this Annual Report on Form 10-K.

PART I

THE COMPANY

Item 1 — Business

Industry Overview

          Prescription drugs are playing an ever-greater role in healthcare and today constitute the first line of treatment for many medical conditions. As pharmaceutical research opens the potential for even more effective drugs, demand can be expected to increase. For millions of people, prescription drugs equate to the hope of improved health and quality of life. At the same time, rising prescription drug costs are gradually shaping one of the most persistent challenges of our time. Even as pharmaceutical development opens new paths to better healthcare, we confront the possibility that high costs may limit access to the needed therapies.

          Prescription drug costs, the fastest growing component of health care costs in the United States, accounted for approximately 10% of U.S. health care expenditures in 2001 and are expected to increase to about 14.2% in 2010 according to U.S. Centers for Medicare & Medicaid (“CMS”) estimates. Based upon information included in our 2002 Annual Drug Trend report, described below under “Company Operations – Clinical Support”, annual per member drug spending rose 18.5% in 2002 and we estimate that per member drug spending will grow at an average annual rate of 15.7% between 2003 and 2007. In response to cost pressures being exerted on health benefit providers such as HMOs, health insurers, employers and unions, pharmacy benefit management (“PBM”) companies develop innovative strategies to help keep high-quality medications affordable.

          Working behind the scenes, PBMs have played a role in helping health benefit providers address access and affordability concerns resulting from rising drug costs. PBMs manage the cost of the drug benefit provided to members by performing the following functions:

•	evaluating drugs for price, value and efficacy in order to assist clients in selecting the most cost-effective formulary;

•	leveraging volume to deliver discounts to clients;

•	promoting the use of generics and low-cost brands; and

•	offering cost-effective mail pharmacy services which result in drug-cost savings for plan sponsors and co-payment savings for members.

          PBMs like us work with clients, manufacturers, pharmacists and physicians to increase efficiency in the drug distribution chain, to manage costs in the pharmacy benefit, and to improve members’ health outcomes and satisfaction.

          PBMs coordinate the distribution of outpatient pharmaceuticals through a combination of benefit management services, including retail drug card programs, mail pharmacy services and formulary management programs. Since the emergence of PBMs during the late 1980s, PBMs have combined retail pharmacy claims processing and mail pharmacy services to create an integrated product offering to manage the prescription drug benefit for payers. Some PBMs have broadened their service offerings to include disease management programs, compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and specialty distribution services.

Company Overview

          We are one of the largest PBMs in North America and we provide a full range of pharmacy benefit management services, including retail drug card programs, mail pharmacy services, drug formulary management programs and other clinical management programs for thousands of client groups that include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs.

Our PBM services include:

•	retail network pharmacy management

•	mail pharmacy services, including specialty drugs for which we have contracted with our clients to provide to their members

•	benefit design consultation

•	drug utilization review

•	formulary management programs

•	disease management

•	compliance and therapy management programs for our clients

•	medical information management services

Non-PBM services provided through our Pharma Business Solutions (“PBS”) segment include:

•	distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network.

•	distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from pharmaceutical manufacturers for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients

•	distribution of sample units to physicians and verification of practitioner licensure prior to sample distribution through our wholly owned subsidiary, Phoenix Marketing Group, LLC (“PMG”)

          Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, mail pharmacy services and specialty distribution services. In 2003, 2002 and 2001, revenues from the delivery of prescription drugs to our members represented 98.6%, 98.5% and 98.3% of our total revenues, respectively. Revenues from services, such as the administration of some clients’ retail pharmacy networks, sample distribution services and certain services provided by our specialty distribution subsidiary comprised the remainder of our revenues.

          Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through seven mail pharmacy service centers that we operated as of December 31, 2003. More than 57,000 retail pharmacies, representing more than 99% of all United States retail pharmacies, participate in one or more of our networks. In 2003, we processed 378.9 million network pharmacy claims and dispensed 32.3 million mail pharmacy prescriptions. We also dispensed 3.6 million specialty distribution prescriptions.

          We were incorporated in Missouri in September 1986, and were reincorporated in Delaware in March 1992. Our principal executive offices are located at 13900 Riverport Drive, Maryland Heights, Missouri 63043. Our telephone number is (314) 770-1666 and our web site is www.express-scripts.com. Through our website, we make available access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us).

Products and Services

Pharmacy Benefit Management Services

          Overview. Our PBM services involve the management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies. We offer our PBM services to our clients in the United States and Canada. Our PBM services include:

•	retail network pharmacy administration

•	mail pharmacy services, including specialty drugs for which we have contracted with our clients to provide to their members

•	benefit plan design consultation

•	formulary administration and compliance

•	electronic point-of-sale claims processing

•	drug utilization review

•	therapy management services such as prior authorization, therapy guidelines, step therapy protocols and formulary management interventions

•	sophisticated management information reporting and analytic services

•	outcomes assessments

•	drug information for consumers through our DrugDigest.org and express-scripts.com websites

          We consult with our clients to assist them in selecting plan design features that balance the client’s requirements for cost control with member convenience. For example, some clients receive a smaller discount on pricing in the retail pharmacy network or mail pharmacy in exchange for receiving all or a larger share of the pharmaceutical manufacturer rebates. Other clients receive a greater discount on pricing at the retail pharmacy network or mail pharmacy in exchange for a smaller share of the pharmaceutical manufacturer rebates.

          During 2003, 98.5% of our revenues were derived by our PBM operations, compared to 98.8% and 99.2% during 2002 and 2001, respectively. The number of retail pharmacy network claims processed and mail pharmacy claims dispensed increased to 378.9 million and 32.3 million, respectively, in 2003 from 273.9 million and 10.6 million claims, respectively, in 1999.

          Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, we negotiate with pharmacies to discount the price at which they will provide drugs to members. We manage several nationwide networks in the United States that are responsive to client preferences related to cost containment and convenience of access for members. We also manage networks of pharmacies that are customized for or under direct contract with specific clients. We manage one nationwide network in Canada.

          All retail pharmacies in our pharmacy networks communicate with us online and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified member and prescription information in an industry-standard format through our systems, which process the claim and respond to the pharmacy. The electronic processing of the claim includes, among other things, the following:

•	confirming the member’s eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage

•	performing a concurrent drug utilization review and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage

•	updating the member’s prescription drug claim record

•	if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed

•	informing the pharmacy of the co-payment amount to be collected from the member based upon the client’s plan design

          Mail Pharmacy. As of December 31, 2003, we operated mail pharmacies, located in Maryland Heights, Missouri; Albuquerque, New Mexico; Bensalem, Pennsylvania; Harrisburg, Pennsylvania; Troy, New York and two in Tempe, Arizona. These pharmacies provide members with convenient access to maintenance and specialty medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale. In addition, through our mail service pharmacies we are directly involved with the prescriber and member and, as a result, are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks.

          Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:

•	financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, tiered co-payments, deductibles or annual benefit maximums

•	generic drug utilization incentives

•	incentives or requirements to use only network pharmacies or to order certain maintenance drugs (i.e. therapies for diabetes, high blood pressure, etc.) only by mail

•	reimbursement limitations on the amount of a drug that can be obtained in a specific period

The client’s choice of benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and enables our clients and us to monitor the financial performance of the plan.

          Formulary Development, Compliance and Therapy Management. Formularies are lists of drugs for which coverage is provided under the applicable plan. We have over ten years of formulary development expertise and maintain an extensive clinical pharmacy department.

          Our foremost consideration in the formulary development process is the clinical appropriateness of the drug. In developing formularies, we first perform a rigorous assessment of the available evidence regarding the drug’s safety and clinical effectiveness. No drug is added to the formulary until it is approved by our National Pharmacy & Therapeutics Committee – a panel composed of seventeen independent physicians in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations. We fully comply with the Committee’s clinical recommendations. The Committee does not consider any information regarding the discount or rebate arrangement that we might negotiate with the manufacturer in making its clinical recommendation. This is designed to ensure that the clinical recommendation is not affected by our purchasing arrangements. After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost-effectiveness.

          We administer a number of different formularies for our clients that identify preferred drugs whose use is encouraged through various benefit design features. Historically, many clients selected a plan design that included an open formulary in which all drugs were covered by the plan. Today, an increasing number of our clients are selecting formularies in which various financial or other incentives exist, such as three-tier co-payments, for the selection of formulary drugs over their non-formulary counterparts. Some clients select closed formularies, in which benefits are available only for drugs listed on the formulary. In 2003, about 54% of all claims fell into three-tier or closed categories compared to 52% for 2002 and 42% for 2001. Use of formulary drugs can be encouraged:

•	by restricting the formulary through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-formulary drug

•	through prescriber education programs, in which we or the client actively seek to educate the prescribers about formulary drugs

•	through our drug choice management program, which actively promotes lower cost therapeutic and generic interchanges to clinically appropriate cost-effective products

          Once the formulary has been selected by the client, the client can participate in one of the rebate arrangements we offer. The level of participation in our rebate programs varies by client (see “Products and Services – Pharmacy Benefit Management Services – Overview”). In situations where we pay all or a portion of rebates to the client, the client has a contractual right to audit our calculation of their rebate payment to ensure they have received the amount to which they are entitled.

     We have two different types of rebate contracts with pharmaceutical manufacturers. The rebates paid by pharmaceutical manufacturers under both types of contracts are a function of the brand drugs dispensed to our clients’ members in our retail pharmacy networks and from our mail order pharmacies. The contracts primarily differ in the manner in which the rebates are calculated.

     The first type of rebate contract is called the “preferred savings grid” (“PSG”) program. Under the PSG program, rebates are based on the characteristics of the formulary design selected by the client. The second type of rebate contract is called the “market share” program. Under the market share program we negotiate with manufacturers for rebates to be paid based upon the market share of the brand drugs sold by those manufacturers in our clients’ plans, as compared to the national market share of the drugs. In both cases manufacturers pay us administrative fees for certain services we perform in administering the formulary program.

     We also provide formulary compliance services to our clients. For example, if a doctor has not prescribed the preferred drug on a client formulary, we notify the pharmacist through our claims processing system. The pharmacist may then contact the doctor to attempt to obtain the doctor’s consent to change the prescription to the preferred product. For those clients that choose to enroll in our drug choice management program, we may contact the physician’s office to provide information about the preferred drugs on the clients’ formulary and to request that the physician consider changing the prescription to the preferred drug. The doctor has the final decision-making authority in prescribing the medication and we never recommend a change to a higher cost medication. The doctor will consider the recommended substitution in light of the patient’s medical history and approve or deny the recommended substitution.

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

     Historically, we received funding from pharmaceutical manufacturers in support of certain formulary support programs, such as our drug choice management program and our therapy adherence program. Starting in January 2003, we began eliminating manufacturer funding for these programs and as of October 1, 2003, such funding was completely phased out. We continue to provide formulary support programs for our clients without this targeted manufacturer funding.

     Information Reporting and Analysis and Disease Management Programs. Through the use of sophisticated information and reporting systems we are better able to manage the prescription drug benefit. We analyze prescription drug data to identify cost trends and budget for expected drug costs, assess the financial impact of plan design changes and assist clients in identifying costly utilization patterns through an online prescription drug decision support tool.

     We offer disease management and education programs to members in managing clinical outcomes and the total health care costs associated with certain conditions such as asthma, diabetes and cardiovascular disease. These programs are based on the premise that better informed patient and physician behavior can positively influence medical outcomes and reduce overall medical costs. We identify patients who may benefit from these programs through claims data analysis or self-enrollment.

     We offer a tiered approach to member education and wellness, ranging from information provided through our Internet site, to educational mailings, to our intensive one-on-one registered nurse or pharmacist counseling. The programs include providing patient profiles directly to their physicians, as well as measurements of the clinical, personal and economic outcomes of the programs.

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

     Consumer Health and Drug Information. In 1999, we launched www.DrugDigest.org, a consumer health information website that provides a comprehensive source of non-commercial, evidence-based drug information both for the public and for our clients’ members. The information on DrugDigest.org is supplied by licensed doctors of pharmacy from leading academic institutions, our staff physicians, medical editors who review the materials for accuracy and timeliness, and other respected health information sources. DrugDigest.org’s comprehensive portfolio of consumer-friendly drug information includes a drug interaction checker, a drug side effect comparison tool, instructional videos for drug administration, charts to compare different drugs (including generics) used to treat the same health condition and other information to assist our clients’ members and the public in making informed medication decisions. The “Senior Corner” contains helpful information for seniors. During 2003, DrugDigest.org also added pill images and audio pronunciations to the Drug Library database, allowing consumers to view images of both brand name and generic medications and to listen to the correct pronunciations of medications. Recently, DrugDigest.org received its second Merit Award from WWW Health Awards (http://www.healthawards.com), a program recognizing the best health-related websites for consumers and professionals. DrugDigest.org also was mentioned in BusinessWeek Online as a trustworthy site available to help consumers avoid harmful drug interactions.

     Many of DrugDigest.org’s features have been integrated into the express-scripts.com member website, including drug monographs, drug comparisons, interaction and side effect checkers and health condition information. Direct access to DrugDigest.org’s information through express-scripts.com gives our clients’ members relevant, personalized information based on their current medications and prescription history. In addition, members have access to interactive tools, including the ability to check drug interactions and compare side effects for all of the drugs in their prescription history. In 2003, DrugDigest.org’s health condition information was incorporated into a comprehensive information packet available to members called “For Your Physician Visit,” which enables patients to select and print checklists on common health conditions such as diabetes and depression, which can be discussed with their physician. DrugDigest.org’s incorporation into the member portal helps members effectively manage their drug therapies with a more personalized version of DrugDigest.org that includes information about their enrollment benefits and drug costs.

Non-PBM Services

          In addition to PBM services, we also provide certain non-PBM services through our Pharma Business Solutions unit including:

•	distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network.

•	distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from pharmaceutical manufacturers for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients

•	distribution of sample units to physicians and verification of practitioner licensure prior to sample distribution through our wholly owned subsidiary, Phoenix Marketing Group, LLC (“PMG”)

          In 2003, we filled 3.6 million specialty distribution prescriptions, compared to 3.1 million in 2002 and 1.9 million in 2001. During 2003, 1.5% of our revenues were derived from non-PBM services, compared to 1.2% and 0.8% during 2002 and 2001, respectively.

          Express Scripts Specialty Distribution Services. We provide specialty distribution services, consisting of the distribution of, and creation of a database of information for, products requiring special handling or packaging, products targeted to a specific physician or patient population, and products distributed to low-income patients. Our services include eligibility, fulfillment, inventory, insurance verification/authorization and payment. Specialty distribution revenues are derived from administrative fees received from drug manufacturers and from buying and selling pharmaceuticals. We also administer sample card programs for certain manufacturers where the ingredient costs of pharmaceuticals dispensed from retail pharmacies are included in revenues, as well as costs of revenues. SDS services are provided from our Maryland Heights, Missouri facility.

     Phoenix Marketing Group. PMG is a leader in sample accountability, database management and practitioner verification services for the pharmaceutical industry. In addition, PMG operates the nation’s largest prescription drug sample fulfillment business, shipping approximately 100 million sample units in 2003 and 83 million and 95 million units in 2002 and 2001, respectively.

     Segment Information.

     Information regarding our segments appears in Note 14 of the notes to our consolidated financial statements.

Suppliers

     We maintain a large inventory of brand name and generic pharmaceuticals in our mail pharmacies. If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase our pharmaceuticals either directly from manufacturers or through wholesalers. Currently, approximately 95% of our branded pharmaceutical purchases are through one wholesaler. Generic pharmaceuticals are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available.

Clients

     We are a provider of PBM services to several market segments and our clients include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our top five clients represented 17.8% of revenues in 2003. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2003, 2002 or 2001.

Medicare Prescription Drug Coverage

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law by President Bush on December 8, 2003. The Act created a new voluntary prescription drug benefit under the Medicare program by adding a new Part D to the Social Security Act. Beginning on January 1, 2006, eligible Medicare beneficiaries will be able to obtain prescription drug coverage under Part D by enrolling in a prescription drug plan (“PDP”) in their geographic region. The Act also established a Medicare managed care program called “Medicare Advantage,” which will replace the current Medicare + Choice program. Enrollees in a Medicare Advantage plan that offers prescription drug coverage will be able to obtain drug coverage through the plan and will not be eligible to enroll in a PDP.

     The Act imposes various requirements on PDP sponsors and Medicare Advantage plans that offer drug coverage, including requirements relating to the prescription drug benefits offered, the disclosure of negotiated price concessions made available by drug manufacturers, pharmacy access and participation, and the development and application of formularies. Additional requirements may be contained in regulations to be issued under the Act by the Centers for Medicare & Medicaid Services (“CMS”). To the extent that Express Scripts serves as a PDP sponsor or provides services to PDP sponsors and Medicare Advantage plans, it will be required to comply with the applicable provisions of the Act and CMS regulations.

     The Act also created a voluntary Medicare prescription drug discount card program. Under the program, eligible Medicare beneficiaries will be able to obtain a discount card from private card sponsors endorsed by CMS. The discount card will enable the beneficiary to purchase covered prescription drugs at network pharmacies for negotiated prices, under arrangements made by the card sponsor with pharmacies and drug manufacturers. The Medicare discount card program is required to be implemented by no later than six months after enactment of the Act and will continue in effect through December 31, 2005 (with certain provisions for a transition of beneficiaries to Part D coverage that apply after that date).

     In January 2004, we and the National Association of Chain Drugstores (“NACDS”) submitted an application to CMS through Pharmacy Care Alliance, Inc. (“PCA”), a jointly controlled organization, seeking endorsement of the PCA national Medicare drug discount card program. We will provide PBM services to PCA, including the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of claims. We have also agreed to provide services to several of our clients who have submitted their own applications. The Act and the Medicare discount card program regulations issued by CMS contain various requirements that would apply to Express Scripts’ activities in connection with the program, including requirements relating to the types of drugs covered by a discount card program, disclosure to CMS of certain information related to prices and rebates negotiated by the sponsor with pharmacies and drug manufacturers, and oversight of endorsed card programs by CMS.

Acquisitions and Joint Ventures

     On January 30, 2004, we purchased the capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for a purchase price of approximately $335 million. CuraScript is one of the nation’s largest specialty pharmacy services companies serving over 175 managed care organizations, 30 Medicaid programs and the Medicare program and operating seven specialty pharmacies throughout the United States. The acquisition will enhance Express Scripts’ ability to provide comprehensive clinical services in many disease states.

     On December 19, 2002, we entered into an agreement with Managed Pharmacy Benefits, Inc. (“MPB”) under which we acquired certain assets from MPB for approximately $11.1 million in cash, plus the assumption of certain liabilities. MPB is a St. Louis-based PBM and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc.

     On April 12, 2002, we completed the acquisition of National Prescription Administrators, Inc., a privately held full-service PBM, and certain related entities (collectively “NPA”), for a purchase price of approximately $466 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustment of $46.8 million. The addition of NPA brought Express Scripts a strong presence in providing service to union and government populations.

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

Company Operations

     General. As of December 31, 2003, we operated seven mail pharmacies and eight member service/pharmacy help desk call centers out of leased and owned facilities. Electronic pharmacy claims processing takes place at facilities owned by EDS and by IBM. At our Canadian facilities, we have sales and marketing, client services, pharmacy help desk, clinical, provider relations and certain management information systems capabilities.

     Sales and Marketing. In the United States, our sales managers and directors market and sell PBM services, supported by a team of client-service representatives, clinical pharmacy managers and benefit analysis consultants. This team works with clients to make prescription drug use safer and more affordable. A dedicated sales staff cross-markets specialty pharmacy services to our PBM clients. In Canada, marketing and sales efforts are conducted by our staff based in Mississauga, Ontario.

     Member Services. Although we contract with health plans, the ultimate recipients of many of our services are the members of these health plans. We believe that client satisfaction is dependent upon member satisfaction. Members can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained member service representatives.

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

     Clinical Support. We employ physicians, clinical pharmacists, registered nurses and data analysts who provide technical support for our PBM services. These staff members assist in providing clinical pharmacy services such as formulary development and management, drug information programs, clinical interventions with physicians and members, development of drug therapy guidelines and the evaluation of drugs for inclusion in clinically sound therapeutic intervention programs.

     The mission of our Office of Research and Planning is to conduct timely, rigorous, and objective research to support evidence-based pharmacy benefit management. The research department evaluates the cost-effectiveness of drug therapies, evaluates pharmacy benefit designs and clinical offerings, and conducts various other studies related to clinical and financial aspects of the pharmacy benefit. For example, in June 2003 we released our 2002 Drug Trend Report, marking our seventh consecutive year of tracking drug trends. Based on a large sample of our membership base, the report examines trends in pharmaceutical utilization and cost, and the factors that underlie those trends. Results of this and other studies are shared at our annual outcomes conference as well as through various publications and other client forums.

     Information Systems. Our Information Systems department supports our pharmacy claims processing systems and other management information systems that are essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. All domestic claims are presently processed through systems which are maintained, managed and operated by EDS at their Auburn Hills, Michigan facility. Canadian claims are processed through systems maintained, managed and operated by IBM at their Montreal, Quebec facility. Disaster recovery services for all systems are provided through our EDS services agreement and SunGard Availability Services. We have substantial capacity for growth in our claims processing facilities.

Competition

     We believe the primary competitive factors in each of our businesses are price, quality and scope of service. We believe our principal competitive advantages are our strong managed care and employer group customer base that supports the development of more sophisticated PBM services, and our commitment to provide flexible and distinctive service to our clients.

     There are other PBMs in the United States, most of which are smaller than us and offer their services on a local or regional basis. We do, however, compete with a number of large, national companies, including Medco Health Solutions, Inc. (“Medco”), AdvancePCS and CaremarkRx, Inc. (“Caremark”), as well as large health insurers and certain HMOs which have their own PBM capabilities. Several of these competitors may have greater financial, marketing and technological resources than us.

     Consolidation, including the pending acquisition of AdvancePCS by Caremark, has been, and may continue to be, an important factor in all aspects of the pharmaceutical industry, including the PBM segment. We believe the size of our membership base provides us with the necessary economies of scale to compete effectively in a consolidating market.

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

     The OIG issued the final Compliance Program Guidance for Pharmaceutical Manufacturers (the “Guidance”) on April 28, 2003. The Guidance, which represents OIG’s general views and is not legally binding, contains guidelines for the design and operation of voluntary programs by pharmaceutical manufacturers to promote compliance with the laws relating to federal health care programs. In addition, the Guidance identifies certain risk areas for pharmaceutical manufacturers, including certain types of arrangements between manufacturers and PBMs, pharmacies, physicians and others that have the potential to implicate the anti-kickback statute. The Guidance contains a discussion of how manufacturers can structure their arrangements with PBMs, such as rebate programs and formulary support activities, to comply with the anti-kickback statute.

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

     Consumer Protection Laws. Most states have consumer protection laws that previously have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. See “Item 3 – Legal Proceedings” for discussion of current proceedings relating to these laws or regulations.

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

     Legislation Affecting Plan Design. Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called “freedom of choice” legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-

network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but it may apply to certain of our clients, such as HMOs and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This development could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

     In addition, various federal and state Medicaid agencies and other enforcement officials are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program. AWP is a standard pricing measure (calculated by a third-party such as First Data Bank) used throughout the industry, as well as by us, as a basis for calculating drug prices under our contracts with health plans and pharmacies and rebates with pharmaceutical manufacturers. Changes to the AWP standard have been suggested that could alter the calculation of drug prices for federal programs. We are unable to predict whether any such changes will be adopted, and if so, if such changes would have a material adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

     Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 15.1% of the “average manufacturer price” (“AMP”) paid by wholesalers for products distributed to the retail pharmacy class of trade and (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program, with certain exceptions. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations have been commenced by certain governmental entities which question whether “best prices” were properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. There can be no assurance, however, that our ability to negotiate rebates with, or sell services to, drug manufacturers will not be materially adversely affected by such investigations in the future.

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

     State Fiduciary Legislation. Statutes have been introduced in several states which purport to declare that a PBM is a fiduciary with respect to its clients. The fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date only Maine has enacted such a statute. Our trade association, Pharmaceutical Care Management Association (“PCMA”) has filed suit in Federal District Court in Maine alleging, among other things, that the statute is preempted by ERISA with respect to welfare plans that are subject to ERISA. The court has not yet ruled in this case. Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows.

     Regulation of Disease Management Services. Our disease management programs are affected by many of the same types of state laws and regulations as our other activities. In addition, all states regulate the practice of medicine and the practice of nursing. We do not believe our disease management activities constitute either the practice of medicine or the practice of nursing. However, there can be no assurance that a regulatory agency in one or more states may not assert a contrary position, and we are not aware of any controlling legal precedent for services of this kind.

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

     Mail Pharmacy Regulation. Our mail service pharmacies are located in Arizona, Missouri, New Mexico, New York, New Jersey and Pennsylvania, and we are licensed to do business as a pharmacy in each such state. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state in which the mail service pharmacy is located, although certain states require that we also employ a pharmacist licensed in that state. We believe we have registered each of our pharmacies in every state in which such registration is required.

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

     HIPAA and Other Privacy Legislation. Most of our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes and in some cases provide access to such data to pharmaceutical manufacturers. Various federal and state laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (discussed below), currently regulate and restrict the use and disclosure of confidential medical information and new legislation is proposed from time to time in various states. To date, no such laws have been adopted that adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

     In December 2000, the Department of Health and Human Services (“HHS”) issued final privacy regulations, pursuant to HIPAA, which, among other things, imposes restrictions on the use and disclosure of individually identifiable health information by certain entities. The compliance date for the final privacy regulations was April 14, 2003. We believe we are in compliance, in all material respects, with the regulations to the extent they apply to us. We are required to comply with certain aspects of these regulations. For example, we are a

“business associate” under HIPAA in some instances with respect to our health plan clients and a “covered entity” under HIPAA when service is provided through our mail service pharmacies. Other HIPAA requirements relate to electronic transaction standards and code sets and the security of protected health information when it is maintained or transmitted electronically. HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003. The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003). Final security regulations under HIPAA were published on February 20, 2003, and for most entities, the compliance date for these regulations is April 21, 2005.

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

Service Marks and Trademarks

     We, and our subsidiaries, have registered the service marks “Express Scripts”, “Trend Central”, “PERx”, “ExpressTherapeutics”, “PERxCare”, “RxWorkbench”, “PTE”, “DrugDigest”, “M.U.S.I.C.”, “ValueRx”, “Value Health, Inc.” and “Diversified”, among others, with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks. We are in the process of applying for registration of several other trademarks and service marks. If we are unable to obtain any additional registrations, we believe there would be no material adverse effect on our business.

Insurance

     Our PBM operations, including the dispensing of pharmaceutical products by our mail service pharmacies, and the services rendered in connection with our disease management and our non-PBM operations, may subject us to litigation and liability for damages. Commercial insurance coverage has become more difficult to obtain and premiums have increased substantially in the last year. Accordingly, our retained liability has increased, and we have established certain self-insurance reserves to cover potential claims. There can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage, together with our self-insurance reserves, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Employees

     As of January 1, 2004, we employed a total of 8,408 employees in the U.S. and 167 employees in Canada. Approximately 1,300 of the U.S. employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility, members of the United Auto Workers Union at our Farmington Hills, Michigan facility, members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania and East Hanover, New Jersey facilities and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility. We believe our relationships with our employees and the unions that represent them are good.

Executive Officers of the Registrant

     Our executive officers and their ages as of February 1, 2004 are as follows:

Name	Age	Position

Barrett A. Toan	56	Chairman of the Board and Chief Executive Officer

George Paz	48	President and Chief Financial Officer

David A. Lowenberg	54	Chief Operating Officer

Thomas M. Boudreau	52	Senior Vice President, General Counsel and Secretary

C. K. Casteel	53	Senior Vice President – Supply Chain Management

Edward Ignaczak	38	Senior Vice President – Sales and Account Management

Domenic A. Meffe	39	Senior Vice President – Specialty Pharmacy Services

Douglas Porter	45	Senior Vice President – Client Services

Agnes Rey-Giraud	39	Senior Vice President – Product Management

Edward J. Tenholder	52	Senior Vice President, Chief Administration Officer and Chief Information Systems Officer

Darryl E. Weinrich	38	Vice President, Chief Accounting Officer and Controller

     Mr. Toan was elected Chairman of the Board of Directors in November 2000, Chief Executive Officer in March 1992, a director in October 1990 and served as President between October 1990 and April 2002.

     Mr. Paz was elected President in October 2003. Mr. Paz joined us and was elected Senior Vice President and Chief Financial Officer in January 1998.

     Mr. Lowenberg was elected our Chief Operating Officer in September 1999, and served as our Senior Vice President and Director of Site Operations from October 1994 until September 1999.

     Mr. Boudreau was elected Senior Vice President, General Counsel and Secretary in October 1994. He has served as General Counsel since June 1994.

     Mr. Casteel was elected Senior Vice President – Supply Chain Management in September 2002. Prior to joining us, Mr. Casteel worked for WorldCom, Inc., a telecommunications company, serving as Vice President, Law and Public Policy, between January 2001 and September 2002, and as Regional Executive, Public Policy, between January 1996 and January 2001.

     Mr. Ignaczak was elected Senior Vice President – Sales and Account Management in December 2002. Mr. Ignaczak joined us in April 1998 and served as the Vice President and General Manager of our National Employer Division between April 1998 and December 2002.

     Mr. Meffe joined the Company as a result of our January 2004 acquisition of CuraScript, a specialty pharmacy business and PBM company. Mr. Meffe was elected Senior Vice President – Specialty Pharmacy Services in February 2004. Mr. Meffe served as President and Chief Operating Officer of CuraScript since August 2000. Prior to being elected President and CEO of CuraScript, Mr. Meffe served as president of Coram Prescription Services, a division of Coram Healthcare Corporation, between October 1997 and August 2000.

     Mr. Porter joined us and was elected Senior Vice President – Client Services in July 2002. Prior to joining us, Mr. Porter worked for CIGNA HealthCare, a managed healthcare company, as Vice President – Employer Services between March 2001 and June 2002 and as Vice President – Transformation between October 1999 and February 2001. Between July 1998 and September 1999, Mr. Porter served as Vice President – Uniprise Operations

Improvement and Analysis for United HealthCare, a managed healthcare company.

     Ms. Rey-Giraud was elected Senior Vice President of Product Management in December 2003 and served as Senior Vice President – Program Development between July 2002 and December 2003. Ms. Rey-Giraud served as Vice President and General Manager – eBusiness between January 2000 and July 2002 and has served on the RxHub, LLC, Board of Directors since February 2000 (See “Rx-Hub”). Ms. Rey-Giraud joined us in May 1999 as a Senior Director of Administration and Operations. Prior to joining us in May 1999, Ms. Rey-Giraud worked for Xerox Corporation where she was Senior Director – Marketing Operations for the Production Publishing Systems Division between September 1997 and May 1999.

     Mr. Tenholder was elected Senior Vice President and Chief Information Systems Officer in December 2000 and Chief Administration Officer in December 2003. Mr. Tenholder served as Executive Vice President and Chief Operating Officer of Blue Cross and Blue Shield of Missouri, a managed healthcare company, from October 1997 to December 2000.

     Mr. Weinrich was elected Vice President, Chief Accounting Officer and Controller in May 2003. Mr. Weinrich previously served as Vice President and Treasurer from April 2001 to May 2003, Assistant Treasurer from August 2000 to April 2001 and Director of SEC Reporting from April 1998 to August 2000.

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

     Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

•	risks associated with our acquisitions (including our acquisition of CuraScript) which include integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses

•	risks associated with our ability to maintain growth rates, or to control operating or capital costs

•	continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contracts with key clients or providers

•	competition in the PBM industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers

•	adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, such as privacy regulations under the Health Insurance Portability and Accountability Act (“HIPAA”)), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

•	increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments and agencies

•	risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston and other regulatory agencies, including the Department of Labor (“DOL”)

•	the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers

•	adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices

•	risks associated with the use and protection of the intellectual property we use in our business

•	risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements

•	risks associated with our ability to continue to develop new products, services and delivery channels

•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs

•	uncertainties regarding the implementation and the ultimate terms of proposed government initiatives, including the Medicare prescription drug benefit

•	increase in credit risk relative to our clients due to adverse economic trends

•	risks associated with our inability to attract and retain qualified personnel

•	other risks described from time to time in our filings with the SEC

     These and other relevant factors, including any other information included or incorporated by reference in this Report, and information that may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement.

Failure to Maintain Growth Rates, or to Control Operating or Capital Costs, Could Adversely Affect Our Business

     We have experienced rapid growth over the past several years. Our ability to maintain our growth rate is dependent upon our ability to attract new clients, achieve growth in the membership base of our existing clients as well as cross-sell additional services to our existing clients. If we are unable to continue our client and membership growth, and manage our operating and capital costs, our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations could be materially adversely affected.

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

     We currently provide PBM services to thousands of client groups. Our contracts with clients generally do not have terms longer than three years and, in some cases, are terminable by the client on relatively short notice. Our larger clients generally seek bids from other PBM providers in advance of the expiration of their contracts. If several of these large clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its PBM contract with us could be reduced.

     More than 57,000 retail pharmacies, which represent more than 99% of all United States retail pharmacies, participate in one or more of our networks. However, the top ten retail pharmacy chains represent approximately 44.5% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Competition in the PBM Industry Could Reduce Membership and Profit Margins

     The PBM business is very competitive. Our competitors include large and well-established companies that may have greater financial, marketing and technological resources than we do. Consolidation in the PBM industry, including the pending merger of Caremark and AdvancePCS, may lead to increased competition among a smaller number of large PBM companies. Competition may also come from other sources in the future. We cannot predict what effect, if any, these new competitors may have on the marketplace or on our business.

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

Changes in State and Federal Regulations Could Restrict Our Ability to Conduct Our Business

     Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:

•	health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs

•	ERISA and related regulations, which regulate many health care plans

•	state legislation regulating PBMs or imposing fiduciary status on PBMs

•	consumer protection and unfair trade practice laws and regulations

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts

•	legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans

•	various licensure laws, such as managed care and third party administrator licensure laws

•	drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation

•	pharmacy laws and regulations

•	privacy and confidentiality laws and regulations, including those under HIPAA

•	the Medicare prescription drug coverage law

•	other Medicare and Medicaid reimbursement regulations

•	potential regulation of the PBM industry by the U.S. Food and Drug Administration

•	pending legislation regarding importation of drug products into the United States

Many of these and other regulatory matters are discussed in more detail under “Business – Government Regulation” above.

     We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and a number of state and federal law enforcement agencies and regulatory agencies have initiated investigations that involve certain aspects of our business or our competitors’ businesses. Accordingly, we cannot provide any assurance that one or more of these agencies will not interpret them differently, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our consolidated results of operations. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulations might have on us.

     The Office of Inspector General (“OIG”) of the Department of Health and Human Services issued the final Compliance Program Guidance for Pharmaceutical Manufacturers (the “Guidance”) on April 28, 2003. The Guidance, which represents OIG’s general views and is not legally binding, contains guidelines for the design and operation of voluntary programs by pharmaceutical manufacturers to promote compliance with the laws relating to federal health care programs. In addition, the Guidance identifies certain risk areas for pharmaceutical manufacturers, including certain types of arrangements between manufacturers and PBMs, pharmacies, physicians and others that have the potential to implicate the anti-kickback statute. The Guidance contains a discussion of how manufacturers can structure their arrangements with PBMs, such as rebate programs and formulary support activities, to comply with the anti-kickback statute.

     The U.S. Attorney General’s Office in Philadelphia is conducting an investigation into certain PBM business practices. Medco and AdvancePCS have received subpoenas in connection with this investigation and that U.S. Attorney’s office has intervened in a qui tam (“whistle blower”) proceeding, challenging certain of Medco’s business practices. We have received a subpoena from the U.S. Attorney’s Office in Boston, as have other PBMs including Caremark and Wellpoint Health Systems. We have also received a subpoena issued by the office of the New York State Attorney General and a letter from the Department of Labor. We cannot predict what effect, if any, these investigations may ultimately have on us or on the PBM industry generally (See Item 3 – Legal Proceedings).

     The State of Maine has enacted a statute that purports to declare that a PBM is a fiduciary with respect to its clients. Our trade association, PCMA has filed suit in Federal District Court in Maine alleging, among other things, that the statute is preempted by ERISA with respect to welfare plans that are subject to ERISA. The court has not yet ruled in this case.

     Most of our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes and in some cases provide access to such data to pharmaceutical manufacturers. Various federal and state laws, including the HIPAA (discussed below), currently regulate and restrict the use and disclosure of confidential medical information and new legislation is proposed from time to time in various states. To date, no such laws have been adopted that adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

     In December 2000, the Department of Health and Human Services (“HHS”) issued final privacy regulations, pursuant to HIPAA, which, among other things, imposes restrictions on the use and disclosure of individually identifiable health information by certain entities. The compliance date for the final privacy regulations was April 14, 2003. We believe we are in compliance, in all material respects, with the regulations to the extent they apply to us. We are required to comply with certain aspects of these regulations. For example, we are a “business associate” under HIPAA in some instances with respect to our health plan clients and a “covered entity” under HIPAA when service is provided through our mail service pharmacies. Other HIPAA requirements relate to electronic transaction standards and code sets and the security of protected health information when it is maintained or transmitted electronically. HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003. The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003). Final security regulations under HIPAA were published on February 20, 2003, and for most entities, the compliance date for these regulations is April 21, 2005.

Loss of Relationships with Pharmaceutical Manufacturers and Changes in the Regulation of Discounts and Formulary Fees Provided to Us by Pharmaceutical Manufacturers Could Decrease Our Profits

     We maintain contractual relationships with numerous pharmaceutical manufacturers that provide us with:

•	discounts at the time we purchase the drugs to be dispensed from our mail pharmacies

•	rebates based upon sales of drugs from our mail pharmacies and through pharmacies in our retail networks

•	administrative fees for managing rebate programs, including the development and maintenance of formularies which include the particular manufacturer’s products

If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers, our operating results could be materially adversely affected. In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations or in interpretations of existing laws or regulations or the adoption of new laws or regulations relating to any of these programs may materially adversely affect our business.

     In 2003, we ceased accepting funding from pharmaceutical manufacturers for formulary support programs. We will continue to provide formulary support programs without this targeted manufacturer funding.

Pending and Future Litigation Could Subject Us to Significant Monetary Damages and/or Require Us to Change Our Business Practices

     We are subject to risks relating to litigation and other proceedings in connection with our PBM operations, including the dispensing of pharmaceutical products by our mail service pharmacies, and the services rendered in connection with our disease management and our non-PBM operations. A list of a number of the more significant proceedings pending against us is included under “Item 3 – Legal Proceedings”. These proceedings generally seek unspecified monetary damages and injunctive relief on behalf of a class of plaintiffs that are either our clients or individual members of health plans. While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our financial condition, or would not require us to make material changes to our business practices. We are presently responding to several subpoenas and requests for information from governmental agencies. See “Item 3 – Legal Proceedings.” We cannot predict with certainty what the result of any such inquiry might be. In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies. Certain of the costs are covered by our insurance, but certain other costs are not insured. While such costs have not been material to our consolidated results of operations to date, we can give no assurance that such costs will not become material in the future.

     Commercial insurance coverage has become more difficult to obtain and premiums have increased substantially in the last year. Accordingly, our retained liability has increased, and we have established certain self-insurance reserves to cover potential claims. There can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage, together with our self-insurance reserves, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Our Leverage and Debt Service Obligations Could Impede Our Operations and Flexibility

     As of December 31, 2003, we have consolidated debt of approximately $455.0 million and our debt to equity ratio is 38.1%. In January 2004, we acquired CuraScript for approximately $335.0 million which was financed with $210.0 million of our cash and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility and in February 2004 we borrowed an additional $50.0 million on our revolving credit facility under our then existing credit agreement. As a result of the acquisition and subsequent borrowings, our debt to stockholders’ equity ratio increased to 52.8%. In February 2004, we negotiated an $800 million credit facility and refinanced our borrowings under our previous bank credit facility. We have substantial interest expense and future repayment obligations.

     Our level of debt and the limitations imposed on us by our debt agreements could have important consequences, including the following:

•	we will have to use a portion of our cash flow from operations for debt service rather than for our operations

•	we may from time to time incur additional indebtedness under our revolving credit facility, which is subject to a variable interest rate, making us vulnerable to increases in interest rates

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions

•	we could be more vulnerable to general adverse economic and industry conditions

•	we may be disadvantaged compared to competitors with less leverage

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

Failure to Develop New Products, Services and Delivery Channels May Adversely Affect Our Business

     We operate in a highly competitive environment. We develop new products and services from time to time to assist our clients in managing the pharmacy benefit. If we are unsuccessful in developing innovative products and services, our ability to attract new clients and retain existing clients may suffer.

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

Efforts to Reduce Health Care Costs and Alter Health Care Financing Practices Could Adversely Affect Our Business

     Certain proposals have been made in the United States to control health care costs, including prescription drug costs, in response to increases in prescription drug utilization rates and drug prices. These proposals include “single – payer” government funded health care, and price controls on prescription drugs. If these or similar efforts are successful or if prescription drug utilization rates were to decrease significantly, whether due to a reversal in the growing role of prescription drugs in medical treatment or otherwise, our business and consolidated results of operations could be materially adversely affected.

     We have designed our business model to compete within the current structure of the U.S. health care system. Changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of PBM services, or otherwise change the way our clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Uncertainty Regarding Implementation and Impact of Government Initiatives

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law by President Bush on December 8, 2003. The Act created a new voluntary prescription drug benefit under the Medicare program by adding a new Part D to the Social Security Act. Beginning on January 1, 2006, eligible Medicare beneficiaries will be able to obtain prescription drug coverage under Part D by enrolling in a prescription drug plan (“PDP”) in their geographic region. The Act also established a Medicare managed care program called “Medicare Advantage,” which will replace the current Medicare + Choice program. Enrollees in a Medicare Advantage plan that offers prescription drug coverage will be able to obtain drug coverage through the plan and will not be eligible to enroll in a PDP.

     The Act imposes various requirements on PDP sponsors and Medicare Advantage plans that offer drug coverage, including requirements relating to the prescription drug benefits offered, the disclosure of negotiated price concessions made available by drug manufacturers, pharmacy access and participation, and the development and application of formularies. Additional requirements may be contained in regulations to be issued under the Act by CMS. To the extent that Express Scripts serves as a PDP sponsor or provides services to PDP sponsors and Medicare Advantage plans, it will be required to comply with the applicable provisions of the Act and CMS regulations.

     The Act also created a voluntary Medicare prescription drug discount card program. Under the program, eligible Medicare beneficiaries will be able to obtain a discount card from private card sponsors endorsed by CMS. The discount card will enable the beneficiary to purchase covered prescription drugs at network pharmacies for negotiated prices, under arrangements made by the card sponsor with pharmacies and drug manufacturers. The Medicare discount card program is required to be implemented by no later than six months after enactment of the Act and will continue in effect through December 31, 2005 (with certain provisions for a transition of beneficiaries to Part D coverage that apply after that date).

     In January 2004, we and the National Association of Chain Drugstores (“NACDS”) submitted an application to CMS through Pharmacy Care Alliance, Inc. (“PCA”), a jointly controlled organization, seeking endorsement of the PCA national Medicare drug discount card program. We will provide PBM services to PCA, including the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of claims. We have also agreed to provide services to several of our clients who have submitted their own applications. The Act and the Medicare discount card program regulations issued by CMS contain various requirements that would apply to Express Scripts’ activities in connection with the program, including requirements relating to the types of drugs covered by a discount card program, disclosure to CMS of certain information related to prices and rebates negotiated by the sponsor with pharmacies and drug manufacturers, and oversight of endorsed card programs by CMS. There are many uncertainties about the financial and regulatory risks of participating in the Medicare prescription drug program, and we can give no assurance that these risks will not be material to our business in future periods.

Failure to Integrate Recent Acquisitions Could Adversely Affect Our Business

     In January 2004, we acquired CuraScript for approximately $335 million. We are currently engaged in integrating this business with our other operations. There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that we will successfully operate this new business after closing.

Increased Credit Risk Relative to Our Clients

     We recorded revenues of almost $13.3 billion during 2003 and we bill substantial amounts to many of our clients. A deterioration of credit risks of any of our larger clients could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. While we are focused on managing working capital, we can give no assurances that the deterioration of the credit risks relative to our clients would not have an adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Item 2 — Properties

     We operate our United States and Canadian PBM and non-PBM businesses out of leased and owned facilities throughout the United States and Canada.

PBM Facilities	Non-PBM Facilities

Maryland Heights, Missouri (six facilities)	Maryland Heights, Missouri
Tempe, Arizona (three facilities)	Lincoln Park, New Jersey (three facilities)
Bloomington, Minnesota (two facilities)	Montville, New Jersey
Bensalem, Pennsylvania (two facilities)
Troy, New York
Farmington Hills, Michigan(1)
Albuquerque, New Mexico
Horsham, Pennsylvania
Montreal, Quebec
Mississauga, Ontario
East Hanover, New Jersey
Swatara, Pennsylvania

(1)  Lease agreements, under which we utilize this facility representing approximately 9,000 square feet, will be renegotiated or will expire during 2004.

     Our Maryland Heights, Missouri facility houses our corporate offices. We believe our facilities generally have been well maintained and are in good operating condition. At January 1, 2004, our existing facilities comprise approximately 1,837,000 square feet in the aggregate.

     On January 30, 2004, we completed the acquisition of CuraScript. As a result of that acquisition, we acquired specialty mail order pharmacies in Orlando, Florida; Hayward, California; Houston, Texas; Omaha, Nebraska; Baltimore, Maryland; Brewster, New York and Pittsburgh, Pennsylvania.

     We own and lease computer systems at the processing centers. In late 1999, we entered into a five-year agreement with EDS to outsource our information systems operations. EDS has responsibility for operating and maintaining the computer systems. Our software for claims processing and drug utilization review and other products has been developed internally by us or purchased under perpetual, nonexclusive license agreements with third parties. Our computer systems at each site are extensively integrated and share common files through local and wide area networks. Uninterruptible power supply and diesel generators allow our computers, telephone systems and mail pharmacy at each major site to continue to function during a power outage. To protect against loss of data and extended downtime, we store software and redundant files at both on-site and off-site facilities on a regular basis and have contingency operation plans in place. We cannot, however, provide any assurance that our contingency or disaster recovery plans would adequately address all relevant issues.

Item 3 — Legal Proceedings

     We and/or our subsidiaries are defendants in a number lawsuits that purport to be class actions. Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. None of the cases has yet been certified by the court as a class action. We are unable to evaluate with reasonable certainty the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations; however, there can be no assurance that an unfavorable outcome in one or more of these cases would not have a materially adverse effect on such condition or results. In addition, the expenses of defending these cases may have a material effect on our financial results.

     These matters are:

•	Minshew v. Express Scripts (Cause No. Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri). On December 12, 2001, this putative class action lawsuit was filed in the United States District Court for the District of Arizona. The case was subsequently transferred to the Federal District Court for the Eastern District of Missouri. The plaintiff asserts that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violate fiduciary duties that we allegedly owe to certain of our clients under the Federal Employee Retirement Income Security Act (ERISA). The putative class consists of health benefit plans that are self-funded by an employer client. The complaint seeks money damages and injunctive relief on behalf of this class of health plans. Discovery is proceeding in this case.

•	International Association of Firefighters, Local No. 22, et al. v. National Prescription Administrators and Express Scripts, Inc. (Cause No. L03216-02, Superior Court of New Jersey, Law Division, Camden County). On or about August 16, 2002, we were served with this lawsuit alleging that our subsidiary, NPA, had breached agreements with two benefit plans to whom NPA had provided services under an umbrella agreement with a labor coalition client. We were also named as a defendant under a theory of de facto merger. The plaintiffs purport to bring the action on behalf of a class of similarly situated plans. The lawsuit alleges that NPA had not paid the plans the rebates to which they were entitled under the agreement. Claims for unspecified money damages are asserted under the New Jersey Consumer Fraud Act (‘the CFA”), and for breach of contract and unjust enrichment. We have filed answers denying liability. Plaintiff filed a motion to certify a class of all members of the labor coalition. We have not yet filed responses to this motion.

•	City of Paterson, et al. v. Benecard, et. al. (Cause No. L-005908-02, Superior Court of New Jersey, Law Division, Camden County). On or about September 13, 2002, plaintiffs filed this action against Benecard Prescription Services and our subsidiary, NPA, alleging violations of the CFA. The allegations by the plaintiffs assert that various business practices of the defendants violated the statute. Neither we nor NPA owns any interest in Benecard, which is an independent entity. Plaintiff has added ESI as a defendant and added claims for common law fraud, negligent misrepresentation, and breach of contract. Plaintiffs purport to represent a class of similarly situated plaintiffs and seek unspecified monetary damages. Both NPA and Express Scripts have filed answers denying liability. On February 11, 2004, the court ruled that the CFA does not apply to PBM service contracts. This ruling did not address the legal sufficiency of the added claims.

•	Deborah R. Bauer v. Express Scripts, Inc. (Civil Action File No. 2002CV60672, Superior Court of Fulton County, Georgia). Plaintiff filed suit on October 29, 2002, claiming that we misclassified the prescription drug tamoxifen citrate as a brand drug. Plaintiff claims that tamoxifen citrate is a generic drug for purposes of determining the proper co-payment under her health plan. She seeks to prosecute her claim on behalf of a nationwide class of tamoxifen citrate users who are members of health benefit plans using our services. Plaintiff has filed a motion for class certification, which we have opposed.

•	Jerry Beeman, et al. v. Caremark, et al. (Cause No. 021327 VAP, United States District Court for the Central District of California). On December 12, 2002, we were served with a complaint against us and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. The complaint alleges a putative class of all pharmacies within California who provided services to participants of plans contracting with us or the other defendants. The complaint claims that plaintiffs are each entitled to a $10,000 fine as well as damages, including attorney fees and injunctive relief. Plaintiffs also allege claims based on unfair business practices and unjust enrichment. We have filed an answer denying liability.

•	Lynch v. National Prescription Administrators, et al. (Cause No. 03 CV 1303, United States District Court for the Southern District of New York). This action was filed on February 26, 2003. The plaintiff, a trustee of the Health and Welfare Fund and the Retiree Health and Welfare Fund of the Patrolmen’s Benevolent Association of the City of New York, alleges that certain business practices of NPA and the Company violate duties said to be owed to the class members, including duties under ERISA, state common law, and state consumer protection statutes. The putative class consists of all current and former self-funded ERISA and non-ERISA employee benefit plans for which NPA or the Company served as PBM. The suit seeks unspecified monetary damages and declaratory and injunctive relief. We have filed a motion to transfer this case to the Eastern District of Missouri and that motion is pending.

•	American Federation of State, County & Municipal Employees (AFSCME) v. AdvancePCS, et al. (Cause No. BC292227, Superior Court of the State of California for the County of Los Angeles). This action was filed on March 17, 2003. The case purports to be a class action on behalf of AFSCME, its California member unions having non-ERISA health plans, and all California public employees who participate in non-ERISA health plans. The complaint alleges that certain business practices engaged in by us and other PBM defendants violated California’s Unfair Competition Law. The suit seeks unspecified monetary damages and injunctive relief. This case was coordinated with the Irwin case in this court, as described below.

•	Irwin v. AdvancePCS, et al. (Cause No. RG030886393, Superior Court of the State of California for Alameda County). This action was filed on March 26, 2003. This case is brought by plaintiff alleging his right to sue as a private attorney general under California law. This case purports to be a class action against us and other PBM defendants on behalf of self-funded, non-ERISA health plans; and individuals with no prescription drug benefits that have purchased drugs at retail rates. The complaint alleges that certain business practices engaged in by us and by other PBM defendants violated California’s Unfair Competition Law. The suit seeks unspecified monetary damages and injunctive relief. This case has been coordinated with the AFSCME case in Los Angeles County Superior Court.

•	North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama). This action was filed on October 1, 2003. This case purports to be a class action against us on behalf of independent pharmacies within the United States. The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq. The suit seeks unspecified monetary damages (including treble damages) and injunctive relief. We have filed a motion to dismiss the case.

•	Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri). This case was filed on October 23, 2003. It purports to be class action on behalf of participants or beneficiaries of any ERISA plan which required the participant or beneficiary to pay a percentage co-payment on prescription drugs during the period from October 1, 1997 to the present. The case alleges that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violated alleged fiduciary duties under ERISA. The plaintiff seeks an accounting and unspecified damages. We have filed a motion to dismiss this case on standing grounds.

•	Wagner et al. v. Express Scripts (Cause No. 122235/03 Supreme Court of the State of New York, County of New York). This action was filed on December 31, 2003. This case purports to be a class action filed on behalf of all individuals who receive health benefits through the New York Health Insurance Program. The complaint alleges that certain business practices constitute a breach of fiduciary duty and violate the New York State statute regulating deceptive trade practices. The complaint seeks injunctive relief and unspecified monetary damages. We have filed a notice to remove this case to federal district court.

We believe that each of these cases is without merit and will contest them vigorously.

     On April 22, 2002, we received an administrative subpoena duces tecum issued by the U.S. Attorney’s Office in Boston, Massachusetts. On April 26, 2002, a substantially identical subpoena was issued to our wholly-owned subsidiary, DPS. The subpoenas stated that they are issued in connection with an investigation of various health care offenses and other federal crimes. The U.S. Attorney’s Office informed our counsel that neither we nor DPS was a target of the investigation. The subpoenas requested information pertaining to our and DPS’ relationship with TAP Pharmaceuticals, and specifically with respect to TAP’s two principal drugs, Lupron and Prevacid. On February 13, 2003, we received an additional administrative subpoena duces tecum from the U.S. Attorney’s Office in Boston, Massachusetts. This additional subpoena requests information relating to our formulary development process and our business relationships with certain group buying entities and pharmaceutical manufacturers, among other matters. We are cooperating with the investigation.

     On June 16, 2003, the Company received a subpoena from the Office of the Attorney General of the State of New York. The subpoena seeks information regarding the Company’s compliance with certain state and federal antitrust and consumer protection statutes. The subpoena requests information relating primarily to the Company’s contract and business practices with respect to health plans organized under New York law. We are cooperating with the investigation.

     On February 9, 2004, the Company received a letter from the Kansas City, Missouri office of the DOL indicating that DOL is undertaking an investigation of the Company to determine whether any person has violated Title I of ERISA and directing the Company to produce documents relating to various aspects of the Company’s business. The Company intends to cooperate with the investigation.

     We believe that our services and business practices are in compliance with all applicable laws, rules and regulations in all material respects, and we will cooperate fully with the government in these investigations. We cannot predict the outcome of these matters at this time. An unfavorable outcome in one or more of these matters could result in the imposition of monetary fines or penalties, or injunctive or administrative remedies, and we can give no assurance that such fines and remedies would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.

     In addition, in the ordinary course of our business there have arisen various legal proceedings, investigations or claims now pending against our subsidiaries and us. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Our self-insured reserves are based upon estimates of the aggregate liability for the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our historical experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance reserves will not be material.

     Since 1993, retail pharmacies have filed over 100 separate lawsuits against drug manufacturers, wholesalers and certain PBMs, challenging brand name drug pricing practices under various state and federal antitrust laws. The plaintiffs alleged, among other things, that the manufacturers had offered, and certain PBMs had knowingly accepted, discounts and rebates on purchases of brand name prescription drugs that violated the federal Robinson-Patman Act. Some plaintiffs also filed claims against the drug manufacturers and drug wholesalers alleging a conspiracy not to discount pharmaceutical drugs in violation of Section 1 of the Sherman Act, and these claims were certified as a class action. Some of the drug manufacturers settled both the Sherman Act and the Robinson Patman claims against them. The claims against the drug manufacturer and wholesaler defendants in the class action who did not settle were dismissed and the dismissal was affirmed by the Court of Appeals for the Seventh Circuit. Plaintiffs who opted out of the class action will still have the opportunity to try their Sherman Act claims in separate lawsuits. The class action did not involve the Robinson-Patman claims, so many of those matters are still pending. We are not a party to any of these proceedings. To date, the settlements have not had a material adverse effect on our business.

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5 — Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

     Market Information. Our Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “ESRX”. The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated.

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
Common Stock
First Quarter	$57.50	$46.33	$57.98	$42.20
Second Quarter	75.25	52.80	65.90	46.50
Third Quarter	75.45	57.63	56.20	38.65
Fourth Quarter	67.40	52.03	58.75	45.83

     In May 2001 our stockholders approved our Amended and Restated Certificate of Incorporation, which consolidated and renamed our classes of common stock. Prior to the amendment we had 181,000,000 authorized shares of common stock consisting of 150,000,000 shares of Class A Common Stock and 31,000,000 shares of Class B Common Stock, and no shares of the Class B Common Stock were outstanding. Pursuant to the Amended and Restated Certificate of Incorporation, the Class B Common Stock was eliminated and each share of Class A Common Stock was renamed as “Common Stock.” As a result, we now have 181,000,000 shares of Common Stock authorized.

     Holders. As of December 31, 2003, there were 409 stockholders of record of our Common Stock. We estimate there are approximately 53,797 beneficial owners of our Common Stock.

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

     Recent Sales of Unregistered Securities

                     None.

Item 6 – Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in thousands, except per share data)	2003	2002(2)	2001(3)	2000(4)	1999(5)

Statement of Operations Data (for the Year Ended December 31):
Revenues:
Revenues	$13,294,517	$12,270,513	$8,588,000	$6,090,633	$3,795,954
Other revenues	—	—	—	10,423	3,000

	13,294,517	12,270,513	8,588,000	6,101,056	3,798,954
Cost of revenues	12,428,179	11,447,095	7,992,132	5,562,089	3,337,755

	866,338	823,418	595,868	538,967	461,199
Selling, general and administrative	417,213	451,692	358,691	338,755	294,194
Non-recurring charges	—	—	—	—	30,221

Operating income	449,125	371,726	237,177	200,212	136,784
Other (expense) income, net	(43,823)	(43,723)	(29,535)	(206,470)	117,040

Income (loss) before income taxes	405,302	328,003	207,642	(6,258)	253,824
Provision for income taxes	154,674	125,167	82,942	2,868	103,606

Income (loss) before cumulative effect of accounting change	250,628	202,836	124,700	(9,126)	150,218
Cumulative effect of accounting change, net of tax	(1,028)	—	—	—	—

Net income (loss)	$249,600	$202,836	$124,700	$(9,126)	$150,218

Basic earnings (loss) per share:(1)
Before cumulative effect of accounting change	$3.22	$2.60	$1.60	$(0.12)	$2.08
Cumulative effect of accounting change	(0.01)	—	—	—	—

Net income (loss)	$3.21	$2.60	$1.60	$(0.12)	$2.08

Diluted earnings (loss) per share:(1)
Before cumulative effect of accounting change	$3.17	$2.55	$1.56	$(0.12)	$2.03
Cumulative effect of accounting change	(0.01)	—	—	—	—

Net income (loss)	$3.16	$2.55	$1.56	$(0.12)	$2.03

Weighted average shares outstanding:(1)
Basic	77,830	77,866	77,857	76,392	72,190
Diluted(6)	78,928	79,667	79,827	76,392	74,066
Balance Sheet Data (as of December 31):
Cash and cash equivalents	$396,040	$190,654	$177,715	$53,204	$132,630
Working capital	(66,273)	(149,936)	(32,414)	(117,775)	(34,003)
Total assets	3,409,174	3,206,992	2,500,245	2,276,664	2,487,311
Debt:
Short-term debt	—	3,250	—	—	—
Long-term debt	455,018	562,556	346,119	396,441	635,873
Stockholders’ equity	1,193,993	1,002,855	831,997	705,244	699,482
Selected Data (for the Year Ended December 31):
Network pharmacy claims processed	378,927	354,880	293,996	299,584	273,909
Mail pharmacy prescriptions filled	32,337	27,170	20,493	15,183	10,608
Specialty distribution prescriptions filled	3,610	3,082	1,889	1,120	604
Cash flows provided by operating activities	$457,924	$425,970	$280,990	$245,910	$214,059
Cash flows used in investing activities	(42,848)	(548,728)	(76,719)	(73,578)	(759,576)
Cash flows (used in) provided by financing activities	(212,468)	135,623	(79,549)	(251,627)	555,450
EBITDA(7)	503,155	453,764	315,358	278,250	208,651

(1)	Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock split effective June 22, 2001.

(2)	Includes the acquisition of Phoenix Marketing Group effective February 25, 2002, National Prescription Administrators and certain related entities effective April 12, 2002 and Managed Pharmacy Benefits, Inc. effective December 20, 2002.

(3)	Includes the acquisition of Centre d’autorisation et de paiement des services de sante, Inc. by our Canadian subsidiary effective March 1, 2001.

(4)	Includes a non-cash write-off of $165,207 ($103,089 net of tax) of our investment in PlanetRx.com, Inc. Includes an ordinary gain of $1,500 ($926 net of tax) on the restructuring of our interest rate swap agreements. These items resulted in a net $1.33 decrease in basic and diluted earnings per share.

(5)	Includes the acquisition of DPS effective April 1, 1999. Also includes non-recurring operating charges and a one-time non-operating gain of $30,221 ($18,188 net of tax) and $182,930 ($112,037 net of tax), respectively. These items resulted in net increases of $1.30 and $1.27 of basic and diluted earnings per share, respectively.

(6)	In accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” basic weighted average shares were used to calculate 2000 diluted EPS as the 2000 net loss and the actual diluted weighted average shares (78,066 as of December 31, 2000) cause diluted EPS to be anti-dilutive.

(7)	EBITDA is earnings before other income (expense), interest, taxes, depreciation and amortization, or operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

We have provided below a reconciliation of EBITDA to net income and to net cash provided by operating activities as we believe they are the most directly comparable measures calculated under Generally Accepted Accounting Principles:

	Year Ended December 31,
(in thousands)	2003	2002	2001	2000	1999

Net income	$249,600	$202,836	$124,700	$(9,126)	$150,218
Income taxes	154,674	125,167	82,942	2,868	103,606
Depreciation and amortization	54,030	82,038	78,181	78,038	71,867
Interest expense, net	38,027	39,174	27,701	41,263	65,890
Undistributed loss from joint venture	5,796	4,549	1,834	—	—
Write-off of / (gain on) marketable securities	—	—	—	165,207	(182,930)
Cumulative effect of accounting change, net of tax	1,028	—	—	—	—

EBITDA	503,155	453,764	315,358	278,250	208,651
Current income taxes	(120,236)	(95,284)	(63,849)	(44,960)	(27,389)
Change in operating assets and liabilities	84,091	62,533	10,971	19,273	57,130
Interest expense less amortization	(34,963)	(35,275)	(25,090)	(37,082)	(52,084)
Bad debt expense	(2,573)	17,865	8,356	12,843	4,989
Tax benefit from employee stock options	26,893	16,940	20,769	15,456	3,201
Amortization of unearned compensation under employee plans	8,318	9,760	10,490	1,286	—
Undistributed loss from joint venture	(5,796)	(4,549)	(1,834)	—	—
Other, net	(965)	216	5,819	844	19,561

Net cash provided by operating activities	$457,924	$425,970	$280,990	$245,910	$214,059

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     As one of the largest full-service pharmacy benefit management (“PBM”) companies, we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our integrated PBM services include network claims processing, mail pharmacy services, specialty mail pharmacy claim fulfillment, benefit design consultation, drug utilization review, formulary management, disease management, and drug data analysis services. We also provide non-PBM services, through our Pharma Business Solutions unit, which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from pharmaceutical manufacturers for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients, verifying practitioner licensure and distribution of drug samples through our Phoenix Marketing Group subsidiary (“PMG”); and prior to June 12, 2001, infusion therapy services through our wholly-owned subsidiary IVTx, Inc., operating as Express Scripts Infusion Services.

     We report two segments, PBM and non-PBM. We derive revenues primarily from the sale of PBM services in the United States and Canada. Revenue generated by our segments can be classified as tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our mail pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, certain SDS services, and sample fulfillment and sample accountability services by PMG. Tangible product revenue generated through both our PBM and non-PBM segments represented 98.6% of revenues for the year ended December 31, 2003 as compared to 98.5% and 98.4%, respectively, for the years ended December 31, 2002 and 2001.

     Our business has grown through strategic acquisitions over the last few years. On January 30, 2004, we acquired the capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for $335 million in cash. We acquired certain assets and liabilities of National Prescription Administrators, Inc. and certain related entities (“NPA”) on April 12, 2002 for approximately $466 million in cash and Express Scripts stock. We also acquired certain assets and liabilities of Phoenix Marketing Group in February 2002 and of Managed Pharmacy Benefits, Inc. (“MPB”), a PBM subsidiary of Medicine Shoppe International, Inc. (“MSI”), in December 2002. Consequently, our operating results include those of MPB from December 19, 2002, NPA from April 12, 2002, and PMG from February 25, 2002. In addition to growth through acquisitions, we have been successful in adding significant new clients in recent years, including the contracts we were awarded by the Department of Defense (“DoD”) TRICARE Management Activity in 2003 to provide retail pharmacy services under the TRICARE Retail Pharmacy program (starting in June 2004) and in 2002 to provide mail pharmacy services under the TRICARE Mail Order Pharmacy program.

TREND FACTORS AFFECTING THE BUSINESS

     Over the last few years, our clients’ demand for increased management of the PBM benefit has translated into greater generic and mail pharmacy utilization, improved formulary compliance with lower-cost brands, higher member copayments and the increased use of clinical programs, including step therapy. We expect that our financial performance in the future will continue to benefit from these trends, as well as the expected growth in the management of specialty injectable drugs, increased productivity, capital structure improvements and higher membership. These benefits will more than offset pricing pressure. We expect 2004 to include a net increase in new business as a result of 2003 sales efforts. However, claims and revenue growth from net new business will not begin until after the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. Certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” and with the other notes to the consolidated financial statements.

REBATE ACCOUNTING

ACCOUNTING POLICY
We administer a rebate program based on actual market share performance in which rebates and the associated receivable from pharmaceutical manufacturers are estimated quarterly based on our estimate of the number of rebatable prescriptions and the rebate per prescription. The portion of rebates payable to clients is estimated quarterly based on historical allocation percentages and our estimate of rebates receivable from pharmaceutical manufacturers. With respect to our market share rebate program, estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid.

FACTORS AFFECTING ESTIMATE
The factors that could impact our estimates of rebates, rebates receivable and rebates payable are as follows:

•	Differences between the actual and the estimated number of rebatable prescriptions;

•	Differences between estimated aggregate allocation percentages and actual rebate allocation percentages calculated on a client-by-client basis;

•	Differences between actual and estimated market share of a manufacturer’s brand drug for our clients as compared to the national market share;

•	Drug patent expirations; and

•	Changes in drug utilization patterns.

Historically, adjustments to our original estimates have been immaterial

UNBILLED REVENUE AND RECEIVABLES

ACCOUNTING POLICY
We bill our clients based upon the billing schedules established in client contracts. At the end of a period, any unbilled revenues related to the sale of prescription drugs that have been adjudicated with retail pharmacies are estimated based on the amount we will pay to the pharmacies and historical gross margin.

FACTORS AFFECTING ESTIMATE
Unbilled amounts are estimated based on historical margin. Historically, adjustments to our original estimates have been immaterial. Significant differences between actual and estimated margin could impact subsequent adjustments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

ACCOUNTING POLICY
We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance.

FACTORS AFFECTING ESTIMATE
We record allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Our estimate could be impacted by changes in economic and market conditions as well as changes to our customer’s financial conditions.

SELF-INSURANCE RESERVES

ACCOUNTING POLICY
We accrue self-insurance reserves based upon estimates of the aggregate liability of the costs of uninsured claims which are primarily legal claims, including the cost to defend. The reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience.

FACTORS AFFECTING ESTIMATE
Self-insurance reserves are based on management’s estimates of the costs to defend legal claims. We do not have significant experience with certain of these types of cases. As such, differences between actual costs and management’s estimates could be significant. In addition, actuaries do not have a significant history with the PBM industry. Changes to assumptions used in the development of these reserves can affect net income in a given period. In addition, changes in the legal environment and number and nature of claims could impact our estimate.

OTHER ACCOUNTING POLICIES

In addition, we consider the following information about our accounting policies important for an understanding of our results of operations:

•	Revenues from dispensing prescriptions from our mail pharmacies are recorded when prescriptions are shipped. These revenues include the co-payment received from members of the health plans we serve.

•	Revenues from the sale of prescription drugs by retail pharmacies are recognized when the claim is processed. We do not include member co-payments to retail pharmacies in revenue or cost of revenue.

•	When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ member, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue and the total payments we make to the network pharmacy providers as cost of revenue.

•	When we merely administer a client’s network pharmacy contracts, to which we are not a party and under which we do not assume credit risk, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.

•	We administer two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers.

•	Gross rebates and administrative fees earned for the administration of our rebate programs, performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue.

•	When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue.

•	We distribute pharmaceuticals through Patient Assistance Programs and earn a fee from the manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients

•	We earn a fee for the distribution of consigned pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network

•	Product revenues earned by SDS include revenues earned through administering sample card programs for certain manufacturers. We include ingredient cost of those drug samples dispensed from retail pharmacies in our SDS revenues and the associated costs for these samples card programs in cost of revenues.

•	Service revenues earned by PMG subsidiary consist of administrative fees for the verification of practitioner licensure and the distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Year Ended December 31,
		Increase/		Increase/
(in thousands)	2003	(Decrease)	2002	(Decrease)	2001

Product revenue
Network revenues	$9,037,246	7.3%	$8,423,861	40.9%	$5,977,833
Mail revenues	3,988,141	10.4%	3,612,485	47.9%	2,442,782
Service revenues	72,878	(15.4)%	86,094	(8.9)%	94,555

Total PBM revenues	13,098,265	8.0%	12,122,440	42.4%	8,515,170
Cost of PBM revenues	12,282,169	8.3%	11,342,685	42.8%	7,945,570

PBM gross profit	816,096	4.7%	779,755	36.9%	569,600
PBM SG&A expenses	402,801	(8.3)%	439,422	25.6%	349,818

PBM operating income	$413,295	21.4%	$340,333	54.9%	$219,782

     The $613.4 million increase in network pharmacy revenues and the 6.8% network pharmacy claim increase in 2003 over 2002 was partially attributable to the full year inclusion of NPA in our 2003 results. The increase from NPA represented 63.6% of the increase in network pharmacy revenues and 44.4% of the increase in claims volume. Network pharmacy revenues in 2003 were also impacted by the following factors:

•	Higher network claim volume due to organic growth represented 51.8% of the increase in revenues.

•	Increases from NPA and higher claims volume was partially offset by net decreases in ingredient cost which reduced network pharmacy revenues by approximately 15.6%. Drug price inflation was more than offset by higher generics, a higher percentage of clients utilizing their retail pharmacy networks, and higher member copayments. Generic claims represented 48.1% of total network claims processed during 2003 as compared to 45.1% during 2002.

     Network revenue per claim was also negatively impacted by an increase in the number of claims processed for clients utilizing retail pharmacy networks contracted by the client as opposed to retail pharmacy networks contracted by us. As previously discussed under “ — Critical Accounting Policies,” when clients utilize their own retail pharmacy networks, we do not record ingredient cost charged to clients in revenue and the corresponding ingredient cost paid to network pharmacies is excluded from cost of revenue. Domestic, network pharmacy claims processed for clients utilizing their own retail pharmacy networks increased to 3.1% for 2003, from 1.7% for 2002. Had these clients utilized our pharmacy networks, network revenues in 2003 and 2002 would have increased by approximately $446.3 million and $97.9 million, respectively.

     Network pharmacy revenue increased $2,446.0 million or 40.9% in 2002 over 2001 and network pharmacy claims processed increased 20.7% to 354.9 million, primarily due to the acquisition of NPA in April 2002. NPA represented 51.4% of the increase in network pharmacy revenue and 51.1% of the increase in network pharmacy claims. Additionally, network pharmacy revenue increased in 2002 over 2001 as a result of the following factors:

•	Increases in network pharmacy claims, mainly due to an increase in the rate of utilization of prescription drugs by members, resulted in 24.7% of the total increase in network pharmacy claims revenue.

•	Net increases in ingredient costs represented 24.0% of the total increase in network pharmacy revenues. The increase in ingredient costs is net of the impact of a higher mix of generic drugs which represented 45.1% of the total network claims processed during 2002 as compared to 41.7% during 2001.

•	In 2002, we saw a higher mix of clients utilizing our retail pharmacy networks, partially due to the early 2002 loss of a large client utilizing its own retail pharmacy network. Had all clients utilized Express Scripts’ pharmacy networks, network revenues in 2002 and 2001 would have increased by approximately $97.9 million and $533.0 million, respectively.

     The $375.7 million increase in mail pharmacy revenues in 2003 over 2002 is attributable to the following factors:

•	Higher mail order claim volume represented 153.9% of the increase in mail order revenue. The increase in mail order volume is primarily due to the implementation of our contract with the DoD TRICARE Management Activity Program in March 2003

•	The full year inclusion of NPA in our 2003 results increase mail order revenues by 33.0%

•	These increases were partially offset by net reductions in mail order ingredient costs which reduced mail order revenues by 86.9%.

     The primary reason for the net decrease in mail order ingredient cost decrease is the impact of processing claims under the DoD TRICARE Management Activity mail program. Under our contract with the DoD, we earn a fee per prescription filled by our mail order facility. Revenues and cost of revenues from the DoD contract do not include ingredient cost as inventory is replenished by the DoD through agreements with its suppliers. As a result, these claims have a dilutive effect on the average revenue per mail pharmacy claim. In addition, our generic fill rate increased to 37.2% in 2003 as compared to 35.2% for 2002. Our mail order generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications (i.e. therapies for diabetes, high blood pressure, etc.) commonly dispensed from mail order pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

     Mail pharmacy revenues increased $1,169.7 million, or 47.9%, and mail pharmacy prescriptions filled increased 6.7 million, or 32.5%, in 2002 over 2001. The following factors impacted revenues in 2002:

•	Higher mail order claim volume represents 41.7% of the increase in mail order revenue. The increase in mail order volume is due to an increased rate of utilization of prescription drugs by members.

•	The acquisition of NPA in April 2002 resulted in 33.2% of the increase in mail pharmacy revenues and 38.6% of the increase in mail order claims volume.

•	Net increases in ingredient costs, mainly due to drug price inflation, represented 25.1% of the increase in mail order revenue. This increase is net of the impact of a higher mix of generic claims in 2002 as compared to 2001. Our mail order generic fill rate increased to 35.2% for 2002 as compared to 33.2% in 2001.

     PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. PBM service revenues also include amounts received from pharmaceutical manufacturers in support of certain clinical programs. These payments are not part of our rebate programs. Starting in January 2003, we began eliminating manufacturer funding for these programs and as of October 1, 2003, such funding was completely phased out. The decrease in manufacturer funding for these programs reduced 2003 revenues and gross profit by approximately $30.6 million. We will continue to provide formulary support programs without this targeted manufacturer funding. The decrease in service revenue in 2003 as compared to 2002 resulting from the phase out of these programs was partially offset by a $9.9 million increase in service revenues earned by our Canadian PBM.

     PBM cost of revenues increased $939.5 million, or 8.3%, in 2003 over 2002 as a result of the following:

•	Higher claim volumes represented approximately 54.3% of the increase in cost of revenues. Higher volumes are a result of the implementation of our contract with the DoD in March 2003 and increased utilization of prescriptions drugs by members.

•	The full year inclusion of NPA in 2003 represented 52.8% of the increase in PBM cost of revenues.

•	Higher processing costs represented approximately 6.1% of the increase in cost of revenues. Processing costs increased partially due to the operation of two mail order pharmacies in Tempe, Arizona. In order to service the DoD TRICARE contract we constructed a new facility, but we have not yet closed the older Tempe facility.

•	These increases were partially offset by net reductions in ingredient cost which reduced PBM cost of revenues 13.2%.

     In 2002, PBM cost of revenues increased $3,397.1 million, or 42.8%, over 2001 mainly due to the acquisition of NPA in April 2002, representing approximately 45.9% of the total increase. PBM cost of revenues in 2002 was also impacted by the following factors:

•	Increases in claim volume represented approximately 24.4% of the increase in PBM cost of revenues.

•	Higher ingredient costs represented approximately 26.8% of the increase in cost of revenues. The increase from inflation is net of reductions resulting in an increase in our integrated generic fill rate.

•	Higher processing costs represented approximately 2.0% of the increase in processing costs.

     Cost of revenues in 2002 was also impacted by a contract renegotiation with a large client, resulting in the elimination of a contract pricing reserve. The elimination of the reserve is a non-recurring, non-cash decrease in cost of revenues of approximately $15.0 million.

     Our PBM gross profit increased $36.3 million, or 4.7%, in 2003 over 2002 and $210.2 million, or 36.9%, in 2002 over 2001. The increases in 2003 and 2002 are primarily due to higher network and mail order volumes and the impact of our acquisition of NPA in our 2002. These increases were partially offset by the impact of increases in our costs in excess of increases in prices charged to our clients.

     During 2002, we adopted EITF No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” (see further discussion under “ — Other Matters”) earlier than required. EITF 02-16 requires consideration received from a vendor to be characterized as a reduction of cost of revenues. Therefore, our 2002 and 2001 revenues have been reduced by $916.9 million and $740.8 million, respectively, to conform to the presentation for 2003. Cost of revenues have been reduced by the same amounts. These amounts represent gross rebates and administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance, and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. The portion that we pay to our clients, a majority of this amount, has been and will continue to be classified as a reduction of revenues. Our consolidated gross profit for 2002 and 2001 was not impacted as a result of this adoption.

     Selling, general and administrative expense (“SG&A”) for our PBM segment decreased $36.6 million, or 8.3%, in 2003 as compared to 2002 primarily as a result of the following factors:

•	Depreciation and amortization expense decreased by approximately $24.5 million. During 2002 we shortened the useful lives of certain assets associated with our legacy information systems, which resulted in approximately $23.5 million of additional depreciation and amortization expense.

•	Bad debt expense decreased by $20.4 million. In 2002, we increased our allowance for doubtful accounts for several specific customers experiencing financial difficulties. In 2003, we reversed $4.4 million of the reserve established during 2002 for a large client in bankruptcy when we received payment on this client’s obligations and determined that such reserve was no longer necessary.

•	Contribution expense decreased by $13.0 million. In 2002, we established a charitable foundation and recorded contributions of $13.8 million.

     Decreases in selling, general and administrative expenses described above were partially offset by increases of almost $14.0 million required to expand operational and administrative functions supporting our management of the pharmacy benefit. In addition, we incurred legal expenses of approximately $10.5 million in 2003 as compared to approximately $4.6 million in 2002. The increase in legal expenses is principally a result of the number of pending legal matters (See Item 3 “ — Legal Proceedings”) which include class action lawsuits, investigations and other claims pending against us or our subsidiaries. SG&A for 2003 was also impacted by costs incurred to facilitate start-up of our operations supporting the DoD TRICARE Management Activity mail pharmacy service. These start-up costs, totaling $4.8 million during the first quarter, mainly consist of salary expense.

     In 2002, SG&A for our PBM segment increased $89.6 million, or 25.6%, over 2001, mainly due to increases of approximately $52.8 million required to expand operational and administrative functions supporting our management of the pharmacy benefit. Increases also resulted from higher depreciation and amortization expense (an increase of $23.5 million, as discussed above), from the acquisition and integration of NPA in 2002 (an increase of approximately $22.8 million) and from charitable contributions of $13.8 million. These increases were partially offset by the adoption of Financial Accounting Standards Board Statement No. (“FAS”) 142, “Goodwill and Other Intangible Assets,” which eliminates goodwill amortization. A total of $35.7 million of goodwill was amortized in 2001.

     PBM operating income increased $73.0 million, or 21.4%, in 2003 over 2002 and $120.5 million, or 54.8%, in 2002 over 2001.

NON-PBM OPERATING INCOME

	Year Ended December 31,
		Increase/		Increase/
(in thousands)	2003	Decrease	2002	Decrease	2001

Product revenues	$86,799	55.5%	$55,806	153.4%	$22,025
Service revenues	109,453	18.6%	92,267	81.6%	50,805

Total non-PBM revenues	196,252	32.5%	148,073	103.3%	72,830
Non-PBM cost of revenues	146,010	39.8%	104,410	124.2%	46,562

Non-PBM gross profit	50,242	15.1%	43,663	66.2%	26,268
Non-PBM SG&A expense	14,412	17.5%	12,270	38.3%	8,873

Non-PBM operating income	$35,830	14.1%	$31,393	80.5%	$17,395

     Non-PBM product revenues increased $31.0 million, or 55.5%, in 2003 over 2002 and $33.8 million, or 153.4%, in 2002 over 2001. These increases are primarily due to higher volumes for SDS, including the sample card programs we administer for certain manufacturers, where we include the ingredient cost of pharmaceuticals dispensed from retail pharmacies in our SDS revenues. The increase in SDS product revenues was partially offset by the discontinuance, during 2003, of two patient assistance programs (“PAP”) where we received fees for the delivery of certain drugs to doctors for their indigent patients. This loss was offset by higher service revenues. In 2002, the increase in non-PBM product revenues resulting from higher SDS volumes (approximately $48.7 million) was partially offset by the discontinuance of our acute home infusion services revenue-generating activities on June 12, 2001, resulting in a $14.9 million decrease in Non-PBM product revenues. Non-PBM service revenues increased $17.2 million, or 18.6%, in 2003 over 2002 and $41.5 million, or 81.6%, in 2002 over 2001. The increase in 2003 is primarily due to additional volume in SDS, including new PAP programs, initiated during 2003, where eligibility and other services are being provided. The increase in non-PBM service revenues in 2002 over 2001 is mainly due to the acquisition of PMG on February 25, 2002.

     Non-PBM cost of revenues and gross profit increased 39.8% and 15.1%, respectively, in 2003 as compared to 2002 and 124.2% and 66.2%, respectively, in 2002 as compared to 2001, reflecting the increased volume in SDS and the addition of PMG in 2002. The percentage increase in non-PBM cost of revenues grew faster than the percentage increase in revenues due to the additional volume in the sample card program (discussed above) where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues and cost of revenues. The percentage increase in the non-PBM cost of revenues was partially offset by PMG, which does not purchase samples from the manufacturers, but records an administrative fee for verification of practitioner licensure and distribution of samples to those practitioners based on orders received from pharmaceutical sales representatives. As with revenues, the 2002 increases in cost of revenues and gross profit were partially offset by the discontinuance of our acute home infusion services business in mid-2001.

     Non-PBM SG&A increased $2.1 million, or 17.5%, in 2003 over 2002, and $3.4 million, or 38.3%, in 2002 over 2001. The increase in 2003 is due to the increases in non-PBM infrastructure required to support the growth of our non-PBM business. The acquisition of PMG in 2002 resulted in the increase in SG&A in 2002 over 2001. The increase in 2002 from PMG is partially offset by a reduction in SG&A from the discontinuance of our acute home infusion services business in mid-2001.

     Non-PBM operating income increased $4.4 million, or 14.1%, in 2003 over 2002 and $14.0 million, or 80.5%, in 2002 over 2001.

OTHER (EXPENSE) INCOME, NET

     In February 2001, we entered into an agreement with AdvancePCS and Medco Health Solutions, Inc.

(formerly, Merck-Medco, L.L.C; “Medco”) to form RxHub, LLC (“RxHub”), an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years with approximately $14.2 million invested through December 31, 2003. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub’s loss for 2003, 2002 and 2001 is $5.8 million ($3.6 million net of tax), $4.5 million ($2.8 million net of tax) and $1.8 million ($1.1 million net of tax), respectively, and has been recorded in other (expense) income, net in our Consolidated Statement of Operations.

     Net interest expense decreased $1.1 million, or 3.0%, in 2003 as compared to 2002 as the impact of reduced debt balances resulting from the repurchase of our Senior Notes on the open market and the prepayment of Term B loans during 2003 (see “—Liquidity and Capital Resources”) were partially offset by premium payments and deferred financing fee write-offs. In 2003, we recorded in interest expense a premium of $3.9 million paid to repurchase $35.4 million of our Senior Notes on the open market. We also recorded the write-off of $1.3 million of deferred financing fees as an increase in interest expense in compliance with FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The $11.5 million, or 41.4%, increase in net interest expense for 2002 over 2001 is primarily due to the addition of $325 million of Term B loans and the $100 million draw down on our revolving credit facility (outstanding for a portion of the year) during 2002 primarily to fund the NPA acquisition. Interest expense was positively impacted by 2002 prepayments of $105 million of Term A loans.

PROVISION FOR INCOME TAXES

     Our effective tax rate remained constant at 38.2% for 2003 and 2002. The decrease in our effective tax rate from 39.9% in 2001 to 38.2% in 2002 is primarily due to the adoption of FAS 142, which eliminated the amortization of goodwill, a portion of which is non-deductible.

NET INCOME AND EARNINGS PER SHARE

     Net income increased $46.8 million, or 23.1%, for the year ended December 31, 2003 over 2002 and Net income increased $78.1 million, or 62.7%, for the year ended December 31, 2002 over 2001. During 2003, we recorded a cumulative effect of change in accounting principle of $1.0 million, net of tax, related to our implementation of FAS 143, “Asset Retirement Obligations,” (see “—Other Matters”).

     Basic and diluted earnings per share increased 23.5% and 23.9%, respectively for the twelve months ended December 31, 2003 over 2002 and 62.5% and 63.5%, respectively for the twelve months ended December 31, 2002 over 2001. Excluding goodwill amortization in 2001, our net income increased $51.8 million or 34.3% in 2002 over 2001 while basic and diluted earnings per share increased 34.0% and 34.9% in 2002 over 2001, respectively.

     We account for employee stock options in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” We account for options using the intrinsic value method and have not recognized compensation expense for options granted. Had we used the fair value method and recognized compensation expense based on the fair value of options determined on the grant date, our net income and earnings per share for the twelve months ended December 31, 2003, 2002 and 2001 would have been $237.7 million, or $3.00 per diluted share, $191.5 million, or $2.39 per diluted share, and $114.9 million, or $1.44 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

     During 2003, net cash provided by operations increased $31.9 million to $457.9 million from $426.0 million in 2002. This increase reflects increased earnings of $46.8 million and net changes in our working capital components, including an increase of $75.3 million resulting from improved inventory management, an increase of

$67.1 million through management of payments to vendors and a decrease of $87.0 million from timing of billings and collections. These increases were partially offset by decreases in depreciation and amortization and bad debt expense (see PBM SG&A discussion under “—Results of Operations”). Net cash provided by operations in 2002 increased $145.0 million to $426.0 million from $281.0 million in 2001. The increase in 2002 over 2001 is primarily due to changes in our results of operations and management of working capital. In addition, net cash provided by operations in 2001 was negatively impacted by the termination of a large contract in late 2000, which resulted in the payment of remaining liabilities during the first and second quarters of 2001.

     As a percent of accounts receivable, our allowance for doubtful accounts was 2.7% and 3.5% at December 31, 2003 and 2002, respectively. The allowance at December 31, 2002 was higher, as a percentage of accounts receivable, specifically for certain customers experiencing financial difficulties due to economic conditions. In 2003, we reversed $4.4 million of the reserve established during 2002 for a large client then in bankruptcy when we received payment on this client’s obligations and determined that such reserve was no longer necessary.

     Our capital expenditures in 2003 decreased $8.2 million, or 13.4%, as compared to 2002 and in 2002 increased $4.0 million, or 7.0%, over 2001. Higher capital expenditures in 2002 as compared to 2003 and 2001 are partially due to the construction of a new Tempe mail order facility in order to manage growth. We spent $5.7 million in 2003 and $11.9 million in 2002 related to this project. We expect to continue to invest in technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

     During 2003, we utilized internally generated cash to repurchase 2.4 million shares of our Common Stock for $143.0 million. As of December 31, 2003, we have repurchased a total of 8.1 million shares of our common stock under the stock repurchase program that we announced on October 25, 1996 and as of December 31, 2003, approximately 5.9 million shares have been reissued in connection with employee compensation plans. Under the repurchase program, management is authorized to repurchase up to 10 million shares of our common stock. There is no limit on the duration of the program. Future common stock repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

ACQUISITIONS AND RELATED TRANSACTIONS

     On January 30, 2004, we purchased the capital stock of CuraScript for approximately $335.0 million in cash plus the assumption of certain liabilities. CuraScript is one of the nation’s largest specialty pharmacy services companies serving over 175 managed care organizations, 30 Medicaid programs and the Medicare program and operating seven specialty pharmacies throughout the United States. The transaction will be accounted for under the provisions of FAS 141, “Business Combinations.” The $335 million purchase price was financed with $210.0 million of our cash and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility.

     On December 19, 2002, we entered into an agreement with MPB under which we acquired certain assets from MPB for approximately $11.1 million in cash plus the assumption of certain liabilities. The transaction was accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets other than goodwill in the amount of $2.5 million. This asset is included in other intangible assets on the balance sheet and is being amortized using the straight-line method over the estimated useful life of 20 years. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $15.0 million, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

     On April 12, 2002, we completed the acquisition of National Prescription Administrators and certain affiliated entities (collectively “NPA”), a privately held full-service PBM, for a purchase price of approximately $466.0 million, which included the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustment of $46.8 million received during the third and fourth quarters of 2002. The transaction was accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $76.3 million and non-competition agreements in the amount of $2.9 million, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $438.5 million which is not being amortized. During the second quarter of 2003 we finalized the allocation of the purchase price to tangible and intangible net assets resulting in a $39.7 million increase in goodwill. The increase in goodwill reflects adjustments to true-up opening balance sheet receivables and liabilities, and to adjust fixed assets to fair market value. The acquisition of NPA was funded with the proceeds of a new $325.0 million Term B loan facility, $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and $25.0 million in borrowings under our revolving credit facility. We have filed an Internal Revenue Code Section 338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible.

     On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc. (“Phoenix”), a wholly-owned subsidiary of Access Worldwide Communications, Inc., for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. The acquisition has been accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $4.0 million and non-competition agreements in the amount of $0.2 million, which are being amortized using the straight-line method over the estimated useful lives of eight years and four years, respectively, and a trade name in the amount of $1.7 million, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $22.1 million, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

     On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d’autorisation et de paiement des services de sante, Inc. (“CAPSS”), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which was accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in our consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of the purchase price over tangible net assets acquired was allocated to intangible assets consisting of customer contracts in the amount of US$5.1 million (at the March 1, 2001 exchange rate), which are being amortized using the straight-line method over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11.7 million (at the March 1, 2001 exchange rate), which effective January 1, 2002 is no longer being amortized.

     Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In addition, we evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of other intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed at December 31, 2003 or 2002.

     We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in the future.

BANK CREDIT FACILITY

     During 2003, we utilized internally generated cash to prepay $75.0 million of the Term B loan facility under our prior credit agreement. During 2002, we prepaid the remaining $105.0 million of our Term A loans and amended our existing credit facility to add a $325.0 million Term B loan to fund the acquisition of NPA. As a result of the Term B debt prepayments in 2003 and the Term A debt prepayments during 2002, we recorded pre-tax charges of $1.3 million and $1.7 million, respectively, in interest expense from the write-off of deferred financing fees. At December 31, 2003, our credit facility with a commercial bank syndicate consisted of $250.0 million of Term B loans and a $150.0 million revolving credit facility (of which no debt was outstanding at December 31, 2003). This credit facility contained covenants that limited the indebtedness we could incur, the common shares we could repurchase, dividends we could pay and the amount of annual capital expenditures. The covenants also established a minimum interest coverage ratio, a maximum leverage ratio, and a minimum fixed charge coverage ratio. At December 31, 2003, we were in compliance with all covenants associated with our credit facility.

     In January 2004, we added a $125.0 million Term C Loan to partially fund the acquisition of CuraScript and in February 2004 we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement. In 2004, we negotiated a syndicated $800 million credit facility. The new agreement became effective February 13, 2004 and includes $400.0 million of term loans ($200.0 million, five-year, Term A loans and $200.0 million, six-year, Term B loans) and a $400.0 million five-year revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver, Term B and Term C loans outstanding under our previous credit facility (see discussion above). The newly established $400.0 million revolving credit facility is also available for general corporate purposes, including the potential early redemption of our Senior Notes which are callable beginning in June 2004. As a result of the renegotiation of our previous credit facility in February 2004, we recorded, in interest expense, charges of $3.4 million from the write-off of deferred financing fees.

     The new credit facility requires quarterly principal payments on the Term A loans in the amount of $5.0 million beginning in June 2004, increasing to $7.5 million in June 2006, to $10 million in June 2007 and to $22.5 million in June 2008, with the final $22.5 million principal payment due in February 2009. The new credit facility also requires quarterly principal payments on the Term B loans in the amount of $0.5 million beginning in June 2004 and increasing to $47.5 million in June 2009 with the final $47.5 million principal payment due in February 2010. The interest rate on the Term A loans and on any amounts outstanding under the new $400.0 million revolving credit facility, is based on the London Interbank Offered Rates (“LIBOR”) or alternate base rate options, plus a margin which will depend on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At February 13, 2004, the applicable LIBOR margin on the Term A loans and amounts outstanding under the revolving credit facility was 1.5%. The interest rate on the Term B loans is based on the LIBOR or alternate base rate options, plus a margin of 1.5% or 0.25% per annum, respectively. In addition, we are required to pay commitment fees on the unused portion of the revolving loan. The commitment fee will range from 0.2% to 0.5% of the unused portion of the revolving loan depending on our investment grade status and our consolidated leverage ratio. At February 13, 2004, our commitment fee is 0.3% per annum and as of February 20, 2004, the weighted average interest rate on our new credit facility (including applicable margins) is 2.64%.

     The new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also establish a maximum debt to EBITDA ratio and minimum ratio of EBITDA to interest expense. The capital stock of most of our existing and subsequently acquired domestic subsidiaries has been pledged as collateral for the credit facility.

     To alleviate interest rate volatility, we entered into an interest rate swap arrangement in 1999, which is discussed in “—Market Risk” below.

BONDS

     In June 1999, we issued $250.0 million of 9.625% Senior Notes due 2009, of which approximately $45.5 million in principal has been repurchased on the open market through December 31, 2003. The Senior Notes, which require interest to be paid semi-annually on June 15 and December 15, are callable at 104.8% beginning in June 2004. The call payment premium decreases to 103.2% in June 2005, to 101.6% in June 2006, and beginning in June 2007 are callable at 100.0%. The Senior Notes are unconditionally jointly and severally guaranteed by most of our wholly-owned domestic subsidiaries. The Senior Note indenture contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, dividends we may pay, certain investing activity, and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio. At

December 31, 2003, we were in compliance with all covenants associated with the Senior Note indenture.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth our schedule of current maturities of our long-term debt, excluding the deferred interest rate swap gain of $0.2 million as of December 31, 2003, and future minimum lease payments due under noncancellable operating leases (in thousands):

	Payments Due by Period as of December 31, 2003

Contractual obligations	Total	2004	2005 – 2006	2007 – 2008	After 2008

Long-term debt (Note 7)	$454,768	$—	$—	$250,000	$204,768
Future minimum lease payments (Note 10)	97,440	19,866	39,210	29,926	8,438

Total contractual cash obligations	$552,208	$19,866	$39,210	$279,926	$213,206

     As a result of our financing activities subsequent to December 31, 2003, including the addition of a Term C loan to partially finance the CuraScript acquisition, borrowing on our revolving credit facility and the refinancing of our bank credit facility (see “—Bank Credit Facility”), maturities on our long-term debt have changed. As of February 13, 2004, the effective date of our bank credit facility refinancing, we are required to make long-term debt principal payments totaling $16.5 million in 2004, $22.0 million in 2005, $29.5 million in 2006, $39.5 million in 2007, $79.5 million in 2008 and $517.8 million after 2008.

OTHER MATTERS

     As previously reported, we received a comment letter from the SEC with respect to our Annual Report on Form 10-K for 2001 and 2002 and subsequent reports on Form 10-Q. Most issues raised by the SEC relate to segment reporting and disclosure and reclassification matters, and would not affect our consolidated results of operations, which include gross profit and net income, or the consolidated balance sheet and consolidated statement of cash flows. The segment reporting issue considers whether the PBM business should be comprised of two separate segments or a single segment representing an integrated product. In our segment reporting under FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we currently report our integrated PBM business as a single business segment. An additional issue raised in the SEC comment letter is whether we should include in revenue co-payments paid by clients’ members to retail network pharmacies with respect to prescriptions filled in the retail stores included in our networks. We do not include such co-payments in revenue or cost of revenue. We estimate that the inclusion of retail co-payments in revenue and cost of revenue would result in an increase in reported revenue and cost of revenue of approximately 23 percent to 29 percent (excluding member co-payments on plans wherein we do not include ingredient costs in revenue). Beginning in 2004, we will include on the face of our Consolidated Statement of Operations the estimated amount of network co-payments excluded from revenues and cost of revenues. We are in discussions with the SEC about all of the issues raised in the comment letter.

     In January 2003, we adopted FAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and requires the accrual of the fair value (discounted to a net present value) of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and capitalization of the fair value as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and record the corresponding increases in asset book values. The liabilities are accreted over the life of the obligation and the related assets are depreciated over their useful lives. As required by FAS 143, we recorded an asset retirement obligation ($3.1 million at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased, mail-order facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord. For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space. We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1.4 million and a $1.7 million ($1.0 million, net of tax) loss from the cumulative effect of change in accounting principle. The $1.4 million asset will be depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

     In April 2002, FAS 145 was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. We adopted this provision of FAS 145 in January 2003. During 2003, we prepaid $75.0 million of our Term B notes and purchased $35.4 million of our Senior Notes on the open market. As a result of the Term B prepayments and Senior Note repurchase, we wrote-off $1.3 million (pre-tax) of deferred financing fees and incurred a pre-tax charge of $3.9 million, representing a premium on the Senior Notes. The write-off of deferred financing fees and the Senior Note premium have been recorded as increases in interest expense. Losses on debt prepayments from the write-off of deferred financing fees of $1.7 million ($1.0 million, net of taxes) and $0.6 million ($0.4 million, net of taxes) for 2002 and 2001, respectively, have been reclassified to conform to the presentation required by FAS 145. Implementation of FAS 145 did not have an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

     In 2002, we adopted FAS 141 and FAS 142. FAS 141 requires all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires a reassessment of a company’s preexisting acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. FAS 142 requires goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating goodwill might be impaired. All goodwill impairment losses are to be presented as a separate line item in the operating section of the consolidated results of operations (unless the impairment loss is associated with a discontinued operation or the initial adoption of FAS 142, which would be recorded as a change in accounting principle). We perform our annual impairment tests during the fourth quarter of the calendar year. None of the impairment tests performed to date have indicated any impairment.

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

     In September 2002, EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” was issued. Under this pronouncement, consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. This EITF issue applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. Prior to our adoption of EITF 02-16, we recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue. The transition provisions of EITF 02-16 require implementation of this pronouncement for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 do not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. We early-adopted the provisions of EITF 02-16 during fiscal 2002. As a result of the adoption, our revenues for the twelve months ended December 31, 2002 and 2001 have been reduced by $916.9 million and $740.8 million, respectively, to conform to the presentation for 2003. These amounts represent the gross rebates and administrative fees received from manufacturers. Cost of revenues have been reduced by the same amount. Our clients’ portion of such rebates and administrative fees, a majority of these amounts, has been and will continue to be recorded as a reduction of revenue. Our consolidated gross profit for 2002 and 2001 was not impacted as a result of this adoption.

IMPACT OF INFLATION

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals, and accordingly we have been able to recover price increases from our clients under the terms of our agreements.

MARKET RISK

     Effective January 1, 2001, we adopted FAS 133 as amended, “Accounting for Derivative Instruments and Hedging Activities.” FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the Consolidated Balance Sheet and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during 2001 by $3.6 million, net of taxes, in the accompanying Consolidated Statement of Changes in Stockholder’s Equity due to a cumulative effect of change in accounting principle of $0.6 million, net of taxes, and additional deferred losses recorded during 2001 of $3.0 million.

     We use an interest rate swap agreement to manage the impact of interest rate fluctuations on future variable interest payments under our bank credit facility. As of December 31, 2003, our interest rate swap agreement fixes the variable interest rate payments on $60.0 million of debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of $60.0 million based upon a three month LIBOR rate in exchange for the payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $20.0 million in April 2004 and the swap will mature in April 2005.

     Our interest rate swap agreement is a cash flow hedge which requires us to pay a fixed-rate of interest, and which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $2.5 million and $5.8 million at December 31, 2003 and 2002, respectively, is reported on the Consolidated Balance Sheet in other liabilities. The related deferred loss on our swap agreements, $1.5 million and $3.6 million, net of taxes, at December 31, 2003 and 2002, respectively, is recorded in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the years ended December 31, 2003 and 2002, the loss on the ineffective portion of our swap agreement was not material to the consolidated financial statements.

     A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at December 31,

2003 would have caused the fair value of the swap to change by $36,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” above.

Item 8 — Consolidated Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors
of Express Scripts, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003 and for goodwill and other intangible assets as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 20, 2004

EXPRESS SCRIPTS, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(in thousands, except share data)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$396,040	$190,654
Receivables, net	1,011,154	988,544
Inventories	116,375	160,483
Deferred taxes	15,346	25,686
Prepaid expenses and other current assets	21,220	28,454

Total current assets	1,560,135	1,393,821
Property and equipment, net	177,312	168,973
Goodwill, net	1,421,493	1,378,436
Other intangible assets, net	232,059	251,111
Other assets	18,175	14,651

Total assets	$3,409,174	$3,206,992

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,178,321	$1,084,906
Accounts payable	232,290	255,245
Accrued expenses	215,797	200,356
Current maturities of long-term debt	—	3,250

Total current liabilities	1,626,408	1,543,757
Long-term debt	455,018	562,556
Other liabilities	133,755	97,824

Total liabilities	2,215,181	2,204,137

Commitments and Contingencies (Notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 181,000,000 shares authorized 79,795,000 and 79,834,000 shares issued and outstanding, respectively	798	798
Additional paid-in capital	484,663	503,746
Unearned compensation under employee compensation plans	(23,302)	(8,179)
Accumulated other comprehensive income	3,638	(4,422)
Retained earnings	864,550	614,950

	1,330,347	1,106,893
Common Stock in treasury at cost, 2,223,000 and 1,963,000 shares, respectively	(136,354)	(104,038)

Total stockholders’ equity	1,193,993	1,002,855

Total liabilities and stockholders’ equity	$3,409,174	$3,206,992

See accompanying Notes to Consolidated Financial Statements.

EXPRESS SCRIPTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001

Revenues	$13,294,517	$12,270,513	$8,588,000
Cost of revenues	12,428,179	11,447,095	7,992,132

Gross profit	866,338	823,418	595,868
Selling, general and administrative	417,213	451,692	358,691

Operating income	449,125	371,726	237,177

Other income (expense):
Undistributed loss from joint venture	(5,796)	(4,549)	(1,834)
Interest income	3,390	4,716	7,120
Interest expense	(41,417)	(43,890)	(34,821)

	(43,823)	(43,723)	(29,535)

Income before income taxes	405,302	328,003	207,642
Provision for income taxes	154,674	125,167	82,942

Income before cumulative effect of accounting change	250,628	202,836	124,700
Cumulative effect of accounting change, net of tax	(1,028)	—	—

Net income	$249,600	$202,836	$124,700

Basic earnings per share:
Before cumulative effect of accounting change	$3.22	$2.60	$1.60
Cumulative effect of accounting change	(0.01)	—	—

Net income	$3.21	$2.60	$1.60

Weighted average number of common shares outstanding during the period - Basic EPS	77,830	77,866	77,857

Diluted earnings per share:
Before cumulative effect of accounting change	$3.17	$2.55	$1.56
Cumulative effect of accounting change	(0.01)	—	—

Net income	$3.16	$2.55	$1.56

Weighted average number of common shares outstanding during the period - Diluted EPS	78,928	79,667	79,827

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount

				Unearned
				Compensation	Accumulated
			Additional	Under Employee	Other
	Common	Common	Paid-in	Compensation	Comprehensive	Retained	Treasury
(in thousands)	Stock	Stock	Capital	Plans	Income	Earnings	Stock	Total

Balance at December 31, 2000	39,044	$390	$441,387	$(13,676)	$(97)	$287,414	$(10,174)	$705,244

Comprehensive income:
Net income	—	—	—	—	—	124,700	—	124,700
Other comprehensive income,
Foreign currency translation adjustment	—	—	—	—	(907)	—	—	(907)
Cumulative effect of change in accounting for derivative financial instruments, net of taxes	—	—	—	—	(612)	—	—	(612)
Realized and unrealized losses on derivative financial instruments, net of taxes	—	—	—	—	(2,977)	—	—	(2,977)

Comprehensive (loss) income	—	—	—	—	(4,496)	124,700	—	120,204
Stock split in form of stock dividend	39,292	393	(393)	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—	(54,463)	(54,463)
Common stock issued under employee plans	78	1	13,728	(12,266)	—	—	—	1,463
Amortization of unearned compensation under employee plans	—	—	—	10,490	—	—	—	10,490
Exercise of stock options	816	8	11,899	—	—	—	11,544	23,451
Tax benefit relating to employee stock options	—	—	20,769	—	—	—	—	20,769
Shares to be issued under contractual agreements (Note 4)	—	—	4,839	—	—	—	—	4,839

Balance at December 31, 2001	79,230	792	492,229	(15,452)	(4,593)	412,114	(53,093)	831,997

Comprehensive income:
Net income	—	—	—	—	—	202,836	—	202,836
Other comprehensive income,
Foreign currency translation adjustment	—	—	—	—	167	—	—	167
Realized and unrealized losses on derivative financial instruments, net of taxes	—	—	—	—	4	—	—	4

Comprehensive income	—	—	—	—	171	202,836	—	203,007
Treasury stock acquired	—	—	—	—	—	—	(107,121)	(107,121)
Common stock issued under employee plans	52	—	2,895	(2,487)	—	—	2,270	2,678
Amortization of unearned compensation under employee plans	—	—	—	9,760	—	—	—	9,760
Exercise of stock options	—	—	(29,978)	—	—	—	53,906	23,928
Tax benefit relating to employee stock options	—	—	16,940	—	—	—	—	16,940
Shares not issued under contractual agreements (Note 4)	—	—	(4,734)	—	—	—	—	(4,734)
Stock issued for NPA acquisition	552	6	26,394	—	—	—	—	26,400

Balance at December 31, 2002	79,834	798	503,746	(8,179)	(4,422)	614,950	(104,038)	1,002,855

Comprehensive income:
Net income		—	—	—	—	249,600	—	249,600
Other comprehensive income,
Foreign currency translation adjustment		—	—	—	6,019	—	—	6,019
Realized and unrealized losses on derivative financial instruments; net of taxes		—	—	—	2,041	—	—	2,041

Comprehensive income		—	—	—	8,060	249,600	—	257,660
Treasury stock acquired		—	—	—	—	—	(143,041)	(143,041)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	(39)		1,512	(23,441)	—	—	21,467	(462)
Amortization of unearned compensation under employee plans		—	—	8,318	—	—	—	8,318
Exercise of stock options		—	(47,488)	—	—	—	89,258	41,770
Tax benefit relating to employee stock options		—	26,893	—	—	—	—	26,893

Balance at December 31, 2003	79,795	$798	$484,663	$(23,302)	$3,638	$864,550	$(136,354)	$1,193,993

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

		Year Ended December 31,
(in thousands)	2003	2002	2001

Cash flows from operating activities:
Net income	$249,600	$202,836	$124,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,030	82,038	78,181
Deferred income taxes	34,438	29,883	19,093
Bad debt expense	(2,573)	17,865	8,356
Tax benefit relating to employee stock options	26,893	16,940	20,769
Amortization of unearned compensation under employee plans	8,318	9,760	10,490
Cumulative effect of accounting change	1,663	—	—
Other, net	2,464	4,115	8,430
Changes in operating assets and liabilities, net of changes resulting from acquisitions:
Receivables	(23,183)	63,812	(90,209)
Inventories	44,108	(31,191)	(12,321)
Other current and non-current assets	7,077	(15,065)	(16,844)
Claims and rebates payable	93,294	26,243	31,738
Other current and non-current liabilities	(38,205)	18,734	98,607

Net cash provided by operating activities	457,924	425,970	280,990

Cash flows from investing activities:
Purchases of property and equipment	(53,105)	(61,303)	(57,286)
Proceeds from sale of property and equipment	6,455	—	844
Acquisitions, net of cash acquired, and investment in joint venture	3,871	(487,982)	(20,265)
Other	(69)	557	(12)

Net cash used in investing activities	(42,848)	(548,728)	(76,719)

Cash flows from financing activities:
Repayment of long-term debt	(160,430)	(205,000)	(50,000)
Proceeds from long-term debt	50,000	425,000	—
Treasury stock acquired	(143,041)	(107,121)	(54,463)
Deferred financing fees	(224)	(3,862)	—
Net proceeds from employee stock plans	41,227	26,606	24,914

Net cash (used in) provided by financing activities	(212,468)	135,623	(79,549)

Effect of foreign currency translation adjustment	2,778	74	(211)

Net increase in cash and cash equivalents	205,386	12,939	124,511
Cash and cash equivalents at beginning of year	190,654	177,715	53,204

Cash and cash equivalents at end of year	$396,040	$190,654	$177,715

Supplemental data:
Cash paid during the year for:
Restructuring charges	$—	$—	$127
Income taxes	88,641	93,170	23,367
Interest	37,107	38,461	31,488

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of significant accounting policies

          Organization and operations. We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, providing health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our integrated PBM services include network claims processing, mail pharmacy services, specialty prescription fulfillment, benefit design consultation, drug utilization review, formulary management, disease management and drug data analysis services. We also provide non-PBM services through our Pharma Business Solutions (“PBS”) unit. Non-PBM services include distribution services through our Express Scripts Specialty Distribution Services subsidiary (“SDS”), drug sample fulfillment and sample accountability services through our Phoenix Marketing Group, Inc. (“PMG”) subsidiary, and prior to June 12, 2001, infusion therapy services through our wholly-owned subsidiary, IVTx, Inc., operating as Express Scripts Infusion Services.

          Basis of presentation. The consolidated financial statements include our accounts and those of all our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% to 50% owned, are carried at equity. Certain amounts in prior years have been reclassified to conform with the 2003 classifications (see - “New accounting guidance”). The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the U.S., and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

          Earnings per share and weighted average shares outstanding included in Notes to Consolidated Financial Statements have been restated to reflect the two-for-one stock split effective June 22, 2001.

          Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative balances of $201.2 million and $134.8 million have been reclassified to claims and rebates payable at December 31, 2003 and 2002, respectively.

          Accounts receivable. Based on our revenue recognition policies discussed below, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. In addition, revenue and unbilled receivables for rebates based on market share performance are calculated quarterly based on an estimate of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and the rebate per prescription have been determined and the billing to the manufacturers has been completed. Historically, adjustments to our original estimates have been immaterial. As of December 31, 2003 and 2002, unbilled receivables were $603.5 million and $547.7 million, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

          We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. As of December 31, 2003 and 2002, we have an allowance for doubtful accounts of $28.6 million and $35.8 million, respectively.

          Inventories. Inventories consist of prescription drugs and medical supplies that are stated at the lower of first-in first-out cost or market.

          Property and equipment. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture and five years for equipment and purchased computer software. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Research and development expenditures relating to the development of software for internal purposes, are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.

          Marketable securities. All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement No. (“FAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. All marketable securities at December 31, 2003 and 2002 were recorded in other assets on our Consolidated Balance Sheet.

          Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We held trading securities, consisting primarily of mutual funds, of $12.9 million and $9.7 million at December 31, 2003 and 2002, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 11. Net gains recognized on the trading portfolio were $2.1 million, $2.3 million and $0.4 million in 2003, 2002 and 2001, respectively.

          Available–for–sale securities are reported at fair value, which is based upon quoted market prices, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income in stockholders’ equity until realized. Unrealized losses are recognized as expense when a decline in fair value is determined to be other than temporary. At December 31, 2003 and 2002, we have an investment in PlanetRx which is the only available-for-sale security we hold. During 2000, we recorded a non-cash impairment charge to fully write-off the value of our investment in PlanetRx.

          Goodwill. During 2002, we adopted FAS 142, “Goodwill and Other Intangible Assets.” In compliance with FAS 142, we stopped amortizing goodwill effective January 1, 2002. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS 142) is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, we perform our annual impairment testing during the fourth quarter of each year. No impairment test performed to date has indicated any impairment.

          Other intangible assets. Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements. Other intangible assets, excluding customer contracts are recorded at cost. Customer contracts are valued based on discounted cash flows over the expected life of the intangible asset. Excluding trade names which have an indefinite life, other intangible assets are amortized on a straight-line basis over periods from two to 20 years (see Note 6). The amount reported is net of accumulated amortization of $106.2 million, and $96.6 million at December 31, 2003 and 2002, respectively. Amortization expense for customer contracts and non-compete agreements included in selling, general and administrative expenses was $13.7 million, $12.5 million and $9.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense for deferred financing fees included in interest expense was $1.8 million, $2.2 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense for advance discounts paid to customers is recorded against revenue and was $8.2 million, $4.8 million and $2.0 million for 2003, 2002 and 2001, respectively.

          Impairment of long lived assets. We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed as of December 31, 2003 and 2002.

          Self-insurance reserves. We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-

insurance reserves to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurances that any losses, in excess of our insurance and any self-insurance reserves, will not be material.

          Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity. The fair value of the interest rate swaps (an obligation of $2.5 million and $5.8 million at December 31, 2003 and 2002, respectively) was based on quoted market prices, which reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts. The fair value of our senior note facility ($220.8 million and $267.6 million at December 31, 2003 and 2002, respectively) was estimated based on quoted market prices.

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

          In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue.

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

          Revenues from our non-PBM segment are derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network, the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients, sample fulfillment and sample accountability services. Revenues earned by our specialty distribution subsidiary (“SDS”) include administrative fees received from pharmaceutical manufacturers for dispensing or distributing consigned pharmaceuticals requiring special handling or packaging. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in our SDS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

          Our Phoenix Marketing Group subsidiary (“PMG”) records an administrative fee for verifying practitioner licensure and then distributing consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

          Rebate accounting. We administer two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of these programs, performed in conjunction with claim processing and mail pharmacy services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales.

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

	2003	2002	2001

Weighted average number of common shares outstanding during the period – Basic EPS	77,830	77,866	77,857
Outstanding stock options	1,008	1,536	1,752
Executive deferred compensation plan	56	38	22
Restricted stock awards	34	227	196

Weighted average number of common shares outstanding during the period – Diluted EPS	78,928	79,667	79,827

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.”

          Foreign currency translation. The financial statements of ESI Canada, our Canadian operations, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada is the local currency and cumulative translation adjustments (a credit balance of $5.2 million and a debit balance of $0.8 million at December 31, 2003 and 2002, respectively) are recorded within the other comprehensive income component of stockholders’ equity.

          Employee stock-based compensation. We account for employee stock options in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because we grant options at a price equal to market value at the time of grant. During 1996, FAS 123, “Accounting for Stock-Based Compensation” became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the fair value of options at the grant date for the years ended December 31, 2003, 2002 and 2001 (see also Note 12):

(in thousands, except per share data)	2003	2002	2001

Stock-based compensation, net of tax
As reported	$4,437	$5,102	$5,553
Pro forma	16,294	16,479	15,424
Net income
As reported	$249,600	$202,836	$124,700
Pro forma	237,743	191,458	114,937
Basic earnings per share
As reported	$3.21	$2.60	$1.60
Pro forma	3.05	2.46	1.48
Diluted earnings per share
As reported	$3.16	$2.55	$1.56
Pro forma	3.00	2.39	1.44

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

          Segment reporting. The segment information is derived from the management approach which designates the internal organization that is used by our chief operating decision-maker for making operating decisions and assessing performance as the source of our reportable segments (see Note 14).

          New accounting guidance. In January 2003, we adopted FAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and requires the accrual of the fair value (discounted to a net present value) of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and capitalization of the fair value as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and record the corresponding increases in asset book values. The liabilities are accreted over the life of the obligation and the related assets are depreciated over their useful lives. As required by FAS 143, we recorded an asset retirement obligation ($3.1 million at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased, mail-order facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord. For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space. We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1.4 million and a $1.7 million ($1.0 million, net of tax) loss from the cumulative effect of change in accounting principle. The $1.4 million asset will be depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

          In April 2002, FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. In rescinding FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” FAS 145 eliminates the required classification of gains and losses from extinguishment of debt as extraordinary. We adopted this provision of FAS 145 in January 2003. During 2003, we repurchased $35.4 million of our outstanding Senior Notes and prepaid $75.0 million of our Term B notes. As a result, we wrote-off deferred financing fees of $1.3 million and incurred a charge of $3.9 million representing a premium on the purchase of the Senior Notes in 2003. The write-off of deferred financing fees and the premium on the repurchase of the Senior Notes have been recorded as increases in interest expense. Losses on debt prepayments for periods prior to January 2003 have been reclassified to conform to the presentation required by FAS 145. Implementation of FAS 145 did not have an impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

          In September 2002, EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” was issued. Under this pronouncement, consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of sales. EITF 02-16 applies to rebates and to administrative fees received from pharmaceutical manufacturers for collecting, processing and reporting drug utilization data, for monitoring formulary compliance and for calculating and distributing rebates to those of our clients for whom our PBM services includes the claim processing function. Prior to our adoption of EITF 02-16, we recorded rebates, net of the amount paid to our clients, and manufacturer administrative fees as components of revenue. The transition provisions of EITF 02-16 require implementation of this pronouncement for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Early application is permitted as of the beginning of periods for which financial statements have not been issued and prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 does not change our consolidated net income, consolidated gross profit, consolidated financial position or our consolidated cash flows. Therefore, we adopted the provisions of EITF 02-16 during fiscal 2002, earlier than required. As a result of the adoption, our revenues for 2002 and 2001 have been reduced by $916.9 million, and $740.8 million, respectively, to conform to the presentation for 2003. This amount represents the gross rebates and administrative fees received from manufacturers. Cost of revenues, for 2002 and 2001, has been reduced by the same amount. Our clients’ portion of such rebates and administrative fees, a majority of this amount, has been and will continue to be recorded as a reduction of revenue. Consolidated net income and consolidated gross profit for 2002 and 2001 was not impacted as a result of the adoption of EITF 02-16.

2.     Changes in business

          Acquisitions. On December 19, 2002, we entered into an agreement with MPB under which we acquired certain assets from MPB for approximately $11.1 million in cash plus the assumption of certain liabilities. MPB is a St. Louis-based pharmacy benefit manager and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc. The transaction was accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets other than goodwill in the amount of $2.5 million. This asset is included in other intangible assets on the balance sheet and is being amortized using the straight-line method over the estimated useful life of 20 years. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $15.0 million, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

          On April 12, 2002, we completed the acquisition of National Prescription Administrators and certain affiliated entities (collectively “NPA”), a privately held full-service PBM, for a purchase price of approximately $466 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustment of $46.8 million received during the third and fourth quarters of 2002. The transaction was accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $76.3 million and non-competition agreements in the amount of $2.9 million, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $438.5 million which is not being amortized. During the second quarter of 2003 we finalized the allocation of the purchase price to tangible and intangible net assets resulting in a $39.7 million increase in goodwill. The increase in goodwill reflects adjustments to true-up opening balance sheet receivables and liabilities, and to adjust fixed assets to fair market value. The acquisition of NPA was funded with the proceeds of a new $325 million Term B loan facility, $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and $25 million in borrowings under our revolving credit facility. We have filed an Internal Revenue Code Section 338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible.

          On February 25, 2002, we purchased substantially all of the assets utilized in the operation of Phoenix Marketing Group (Holdings), Inc. (“Phoenix”), a wholly-owned subsidiary of Access Worldwide Communications, Inc., for $34.1 million in cash, including acquisition-related costs, plus the assumption of certain liabilities. The acquisition has been accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $4.0 million and non-competition agreements in the amount of $0.2 million, which are being amortized using the straight-line method over the estimated useful lives of eight years and four years, respectively, and a trade name in the amount of $1.7 million, which is not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $22.1 million, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

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

Year Ended
December 31,
2002
Total revenues	$12,915,670
Net income	204,937
Basic earnings per share	2.63
Diluted earnings per share	2.57

     On March 1, 2001, our Canadian subsidiary, ESI Canada, Inc., completed its acquisition of Centre d’autorisation et de paiement des services de sante, Inc. (“CAPSS”), a leading Quebec-based PBM, for approximately CAN$26.8 million (approximately US$17.5 million), which includes a purchase price adjustment for closing working capital. The transaction, which has been accounted for under the purchase method of accounting, was funded with our operating cash flow. The results of operations of CAPSS have been included in the consolidated financial statements and PBM segment since March 1, 2001. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. The excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of US$5.1 million (at the March 1, 2001 exchange rate), which are being amortized using the straight-line methods over the estimated useful life of 20 years and are included in other intangible assets, and goodwill in the amount of US$11.7 million (at the March 1, 2001 exchange rate), which, effective January 1, 2002, is no longer being amortized. Pro forma information, as if CAPSS had been acquired as of the beginning of the year, is not being presented as the inclusion of CAPSS financial data would not have a material impact to our consolidated financial statements.

3. Joint venture

     We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, pharmacy benefit management (“PBM”) companies and health plans. The company operates as conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the first five years of the joint venture with approximately $14.2 million invested through December 31, 2003. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub’s loss for 2003, 2002 and 2001 is $5.8 million ($3.6 million net of tax), $4.5 million ($2.8 million net of tax) and $1.8 million ($1.1 million net of tax), respectively, and has been recorded in other income (expense), net, in our Consolidated Statement of Operations. The cumulative undistributed loss of RxHub through December 31, 2003 is $12.2 million. Our investment in RxHub (approximately $2.0 million and $3.1 million at December 31, 2003 and 2002, respectively) is recorded in other assets on our Consolidated Balance Sheet.

4. Contractual agreements

     In March 2002, we renegotiated certain terms of our relationship with Manufacturer’s Life Insurance Company “Manulife” and entered into an amended agreement which, among other things, extended the term of the agreement through March 2009. During 2001, Manulife earned 101,000 shares of our common stock to be issued in 2002. In lieu of the issuance of the 101,000 shares, we made a cash payment to Manulife. Therefore, the advance discount recorded in other intangible assets as of December 31, 2001 was recorded against revenue during the first quarter of 2002. In addition, the amendment eliminated the ability for Manulife to receive shares of our common stock or the warrants contemplated in the original agreement.

5. Property and equipment

     Property and equipment, at cost, consists of the following:

	December 31,

(in thousands)	2003	2002
Land	$800	$2,585
Buildings	1,900	6,615
Furniture	17,609	15,862
Equipment	118,279	100,213
Computer software	107,328	82,577
Leasehold improvements	26,347	16,560

	272,263	224,412
Less accumulated depreciation	94,951	55,439

	$177,312	$168,973

     Depreciation expense for 2003, 2002 and 2001 was $40.3 million, $69.5 million and $33.3 million, respectively. Internally developed software, net of accumulated depreciation, was $49.8 million and $44.7 million at December 31, 2003 and 2002, respectively. We regularly explore the use of emerging technologies to improve the operational and administrative support functions of providing the pharmacy benefit. Several projects designed to promote member, client and physician connectivity, enhance the adjudication process and improve the overall delivery of the pharmacy benefit were initiated during 2002. As a result of our review of the useful lives of assets supporting our business processes, we reduced the estimated useful lives of existing systems due to the progress in implementing new technologies. Accordingly, 2002 depreciation expense increased by approximately $29.9 million (of which $6.4 million was recorded in cost of revenues).

     During November 2003, we sold our East Hanover, New Jersey property and building for $6.5 million. The building included a mail order pharmacy and office space. A portion of the office space was then leased back from the purchaser for a five year term with a renewal option for an additional five years. The resulting lease is being accounted for as an operating lease. The agreement included a provision for additional proceeds upon the receipt of a no further action letter from the New Jersey Department of Environmental Protection. The amount of additional proceeds (which could be up to $1.25 million) is dependent upon the degree of remediation efforts required to receive such letter. Any additional proceeds will be recorded as a deferred gain and amortized over the five year lease term.

     Under certain of our operating leases for facilities in which we operate mail order pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. On January 1, 2003, we recorded an asset retirement obligation of $3.1 million as part of our implementation of FAS 143 and during the year we recorded accretion expense of $0.2 million. At December 31, 2003 our asset retirement obligation totals $3.3 million and is included in Other Liabilities on our Consolidated Balance Sheet.

6. Goodwill and Other Intangibles

     The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	December 31, 2003		December 31, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill
PBM(1)	$1,506,242	$106,885	$1,462,869	$106,569
Non-PBM	22,136	—	22,136	—

	$1,528,378	$106,885	$1,485,005	$106,569

	December 31, 2003		December 31, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Other intangible assets
PBM
Customer contracts	$264,831	$70,180	$263,490	$57,991
Other(2)	67,592	35,064	63,166	22,980

	332,423	105,244	326,656	80,971
Non-PBM
Customer contracts	4,000	917	4,000	417
Other	1,880	83	1,880	37

	5,880	1,000	5,880	454

Total other intangible assets	$338,303	$106,244	$332,536	$81,425

(1) During 2003, we finalized the allocation of the NPA purchase price to tangible and intangible net assets resulting in a $39.7 million increase in goodwill (See Note 2). Changes in goodwill and accumulated amortization from December 31, 2002 to December 31, 2003 are also a result of changes in foreign currency exchange rates.

(2) Gross carrying amount and accumulated amortization at December 31, 2003 and December 31, 2002 excludes cumulative deferred financing fee, pre-tax write-offs of $17.0 million and $15.7 million, respectively. Deferred financing fees are amortized over the term of the related debt and are written off in conjunction with debt prepayments.

     The aggregate amount of amortization expense of other intangible assets was $25.0 million, $17.3 million and $11.0 million for the twelve months ended December 31, 2003, 2002 and 2001, respectively. The future aggregate amount of amortization expense of other intangible assets is $25.0 million for 2004, $22.5 million for 2005, $17.5 million for 2006, $14.8 million for 2007 and $14.2 million for 2008. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 8 to 20 years for customer contracts and six years for other intangible assets.

     The following table compares our net income and per share amounts for twelve months ended December 31, 2003, December 31, 2002, to net income and per share amounts for the twelve months ended December 31, 2001, adjusted to eliminate amortization of goodwill in 2001.

(in thousands, except per share amounts)	2003	2002	2001

Reported net income	$249,600	$202,836	$124,700
Add back: Goodwill amortization, net of tax	—	—	26,299

Adjusted net income	$249,600	$202,836	$150,999

Reported basic earnings per share	$3.21	$2.60	$1.60
Add back: Goodwill amortization, net of tax	—	—	0.34

Adjusted basic earnings per share	$3.21	$2.60	$1.94

Reported diluted earnings per share	$3.16	$2.55	$1.56
Add back: Goodwill amortization, net of tax	—	—	0.33

Adjusted diluted earnings per share	$3.16	$2.55	$1.89

7. Financing

     Long-term debt consists of:

	December 31,
(in thousands)	2003	2002

Term B loans due March 31, 2008 with an interest rate of 3.13% at December 31, 2003 and a deferred interest rate swap gain of $249 at December 31, 2003	$250,249	$325,449
9.625% Senior Notes due June 15, 2009, net of an unamortized discount of $639 and $851, and an unamortized interest rate lock of $953 and $1,323 at December 31, 2003 and 2002, respectively	204,769	240,357

Total debt	455,018	565,806
Less current maturities	—	3,250

Long-term debt	$455,018	$562,556

     At December 31, 2003, our credit facility with a commercial bank syndicate consisted of $250 million of Term B loans and a $150 million revolving credit facility (of which nothing was outstanding at December 31, 2003). The Term B loans originated from a 2002 amendment to our credit facility to add the $325 million loans to fund the acquisition of NPA. During 2003, we utilized internally generated cash to prepay $75 million of our Term B loans, resulting in a charge to interest expense of $0.7 million ($0.4 million pre-tax).

     During 2002 and 2001, we utilized internally generated cash to prepay $105 million and $50 million, respectively, of our Term A loans and as a result recorded charges of $1.7 million ($1.0 million net of tax) and $0.6 million ($0.4 million net of tax), respectively, from the write-off of deferred financing fees. These write-offs are included in interest expense as a result of our adoption of FAS 145 during 2003.

     Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, dividends we may pay and the amount of annual capital expenditures. The covenants also include a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2003, we are in compliance with all covenants associated with our credit facility.

     In June 1999, we issued $250 million of 9.625% Senior Notes due 2009, of which $10.1 million and $35.4 million were repurchased on the open market during 2000 and 2003, respectively. In 2003 we recorded in interest expense a premium of $3.9 million and a write-off of deferred financing fees of $0.6 million as a result of our Senior Note repurchase. The Senior Notes, which require interest to be paid semi-annually on June 15 and December 15, are callable at specified prepayment premiums beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by most of our wholly-owned domestic subsidiaries. The Senior Note indenture contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, dividends we may pay, certain investing activity, and the amount of annual capital expenditures. The covenants also establish a minimum interest coverage ratio.

     The following represents the schedule of current maturities for our long-term debt as of December 31, 2003, excluding the deferred gain ($249,000 at December 31, 2003) from the restructuring of an interest rate swap agreement in 2000 (amounts in thousands):

Year Ended December 31,

2004	$—
2005	—
2006	—
2007	19,250
2008	230,750
Thereafter	204,768

$454,768

     During 2000, we received $2.4 million to restructure an existing interest rate swap agreement in conjunction with a prepayment of the Term A loans. We recognized $1.5 million ($0.9 million net of tax) against interest expense as an ordinary gain related to the prepayment of debt and the remaining $0.9 million has been deferred and is being amortized over the remaining term of the loans. Interest expense was reduced by $0.2 million during 2003, 2002 and 2001.

     During 1999, we entered into an interest rate lock related to our offering of $250 million Senior Notes. Upon issuance of the Senior Notes, we received $2.1 million, which is being amortized against interest expense over the term of the Senior Notes. Interest expense was reduced by $0.2 million during 2003, 2002 and 2001.

8. Derivative financial instruments

     Effective January 1, 2001, we adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS 137 and 138 (“FAS 133”). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our financial statements, but did reduce other comprehensive income during 2001 by $3.6 million, net of taxes, in the accompanying Consolidated Statement of Changes in Stockholders’ Equity due to a cumulative effect of change in accounting principle of $0.6 million as of January 1, 2001, and additional deferred losses recorded during 2001 of $3.0 million.

     We use an interest rate swap agreement to manage our interest rate risk on future variable interest payments. At December 31, 2003, our swap agreement fixes the variable interest rate payments on approximately $60 million of debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $60 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $20 million in April 2004 until maturing in April 2005.

     Our present interest rate swap agreement is a cash flow hedge which requires us to pay fixed-rates of interest, and which hedge against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $2.5 million and $5.8 million, at December 31, 2003 and 2002, respectively, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $1.5 million and $3.6 million, net of taxes, at December 31, 2003 and 2002, respectively, is deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized as an expense. For the years ended December 31, 2003 and 2002, the losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

9. Income taxes

     The income tax provision consists of the following:

	Year Ended December 31,
(in thousands)	2003	2002	2001

Current provision:
Federal	$104,478	$85,561	$57,390
State	14,324	11,136	6,735
Foreign	1,434	(1,413)	(276)

Total current provision	120,236	95,284	63,849

Deferred provision:
Federal	31,349	27,443	18,045
State	3,211	2,533	1,112
Foreign	(122)	(93)	(64)

Total deferred provision	34,438	29,883	19,093

Total current and deferred provision	$154,674	$125,167	$82,942

     Income taxes included in the Consolidated Statement of Operations are:

	Year Ended December 31,
(in thousands)	2003	2002	2001

Continuing operations	$154,674	$125,167	$82,942
Cumulative effect of accounting change	(635)	—	—

	$154,039	$125,167	$82,942

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2003, 2002 and 2001 is immaterial):

	Year Ended December 31,
	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	3.2	2.6
Non-deductible amortization of goodwill and customer contracts	0.2	0.3	2.2
Other, net	0.2	(0.3)	0.1

Effective tax rate	38.2%	38.2%	39.9%

     The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:

	December 31,
(in thousands)	2003	2002

Deferred tax assets:
Allowance for doubtful accounts	$8,226	$13,808
Non-compete agreements	2,122	2,148
Deferred compensation	5,674	4,274
Restricted stock	4,687	4,412
Deferred loss on interest rate swap	952	2,195
Other	2,292	1,546

Gross deferred tax assets	23,953	28,383

Deferred tax liabilities:
Depreciation and property differences	(28,606)	(25,813)
Goodwill and customer contract amortization	(84,734)	(52,375)
Accrued expenses	(5,208)	(1,052)
Other	(2,110)	(3,971)

Gross deferred tax liabilities	(120,658)	(83,211)

Net deferred tax liabilities	$(96,705)	$(54,828)

     At December 31, 2003 and 2002, the net current deferred tax asset is $15.3 million and $25.7 million, respectively, and the net long-term deferred tax liability, included in other liabilities is $112.1 million and $80.5 million, respectively.

10. Commitments and contingencies

     We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. We have entered into noncancellable agreements to sublet two facilities with remaining terms of two and three years. Rental expense under the office and distribution facilities leases in 2003, 2002 and 2001 was $18.3 million, $16.3 million and $14.7 million, respectively. The future minimum lease payments due under noncancellable operating leases (in thousands):

Minimum lease
Year Ended December 31,	payments

2004	$19,866
2005	20,939
2006	18,271
2007	16,849
2008	13,077
Thereafter	8,438

$97,440

     For the year ended December 31, 2003, approximately 85% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available. Our top five clients represented 17.8% of revenues during 2003. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2003, 2002 or 2001. We believe no other concentration risks exist at December 31, 2003.

     In the ordinary course of business (which includes the business conducted by entities we have acquired, prior to such acquisitions), various legal proceedings, investigations or claims pending have arisen against us and our subsidiaries (ValueRx, DPS and NPA continue to be parties to proceedings that arose prior to their April 1, 1998, April 1, 1999 and April 12, 2002, respective acquisition dates). We maintain insurance coverage for some of these claims. Where insurance coverage is not available, or in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurances that any losses, in excess of our insurance and any self-insurance reserves, will not be material.

11. Common stock

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

     Treasury shares are carried at first in, first out cost. As of December 31, 2003, we have repurchased a total of 8.1 million shares of our Common Stock under the stock repurchase program that we announced on October 25, 1996, of which, 2.4 million shares were repurchased during 2003. Approximately 5.9 million shares have been reissued in connection with employee compensation plans through December 31, 2003. Our Board of Directors has approved the repurchase of a total of 10.0 million shares under our stock repurchase program. There is no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

     As of December 31, 2003, approximately 4,545,972 shares of our Common Stock have been reserved for employee benefit plans (see Note 12).

     Preferred Share Purchase Rights. In July 2001 our Board of Directors adopted a stockholder rights plan which declared a dividend of one right for each outstanding share of our common stock. The rights plan will expire on July 25, 2011. The rights are currently represented by our common stock certificates. When the rights become exercisable, they will entitle each holder to purchase 1/1,000th of a share of our Series A Junior Participating Preferred Stock for an exercise price of $300 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the tenth day after a public announcement that a person, entity or group (“Person”) has acquired 15% or more of our outstanding common stock (“Acquiring Person”) or ten days after the commencement or public announcement of a tender or exchange offer which would result in any Person becoming an Acquiring Person; provided that any Person who beneficially owned 15% or more of our common stock as of the date of the rights plan will not become an Acquiring Person so long as such Person does not become the beneficial owner of additional shares representing 2% or more of our outstanding shares of common stock. In the event that any Person becomes an Acquiring Person, the rights will be exercisable for our common stock with a market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any Person becomes an Acquiring Person, we engage in certain mergers, consolidations, or sales of assets representing 50% or more of our assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person), the rights will be exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person.

12. Employee benefit plans and stock-based compensation plans

     Retirement savings plan. We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full time employees. Employees may elect to enter a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. For substantially all employees, we match 100% of the first 4% of the employees’ compensation contributed to the Plan. For the years ended December 31, 2003, 2002 and 2001, we had contribution expense of approximately $7.8 million, $6.4 million and $5.0 million, respectively.

     Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our Common Stock. Participating employees may elect to contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 85% of the fair market value of our Common Stock as of either the beginning or the end of the participation period, whichever is lower. During 2003, 2002 and 2001, approximately 68,000, 63,000 and 34,000 shares of our Common Stock were issued under the plan, respectively. Our Common Stock reserved for future employee purchases under the plan is 251,372 at December 31, 2003.

     Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2003, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our Common Stock and the remaining being allocated to a variety of investment options. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consists of mutual funds (see Note 1). We incurred approximately $3.8 million of compensation expense in 2003 and 2002 and $2.1 million of compensation expense in 2001. At December 31, 2003, 665,928 shares of our Common Stock have been reserved for future issuance under the plan.

     Stock-based compensation plans. In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 and again in December 2001 (as amended, the “2000 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2000 LTIP, as then amended, was approved by our stockholders in May 2001. As of December 31, 2003, 3,446,216 shares of our Common Stock are available for issuance under this plan. The maximum term of options granted under the 2000 LTIP is 10 years. During 2003, we granted approximately 390,000, restricted shares of Common Stock with a weighted average fair market value of $64.57, to certain of our officers and employees. These shares are subject to various cliff-vesting periods from five to ten years with provisions allowing for accelerated vesting based upon specific performance criteria. Prior to vesting, these restricted shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. As of December 31, 2003, a total of 1,125,000 restricted shares of Common Stock have been issued under the 2000 LTIP of which, 899,000 shares were issued from shares held in treasury and approximately 138,000 shares have been forfeited. Unearned compensation relating to the restricted shares is recorded as a separate component of stockholders’ equity and is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2003, 2002 and 2001, unearned compensation was $22.1 million, $5.7 million and $11.9 million. We recorded compensation expense related to restricted stock grants for 2003, 2002 and 2001 of $7.2 million, $8.3 million and $9.4 million, respectively.

     The provisions of the 2000 LTIP allow employees to use shares to cover tax withholding on stock awards. Upon vesting of restricted stock, employees have taxable income subject to statutory withholding requirements. The number of shares issued to employees may be reduced by the number of shares having a market value equal to our minimum statutory withholding for federal, state and local tax purposes.

     As a result of the Board’s adoption and stockholder approval of the 2000 LTIP, no additional awards will be granted under either of our 1992 amended and restated stock option plans (discussed below) or under our 1994 amended and restated Stock Option Plan (discussed below). However, these plans are still in existence as there are outstanding grants under these plans.

     In April 1992, we adopted a stock option plan that we amended and restated in 1995 and amended in 1999, which provided for the grant of nonqualified stock options and incentive stock options to our officers and key employees selected by the Compensation Committee of the Board of Directors. In June 1994, the Board of Directors adopted the Express Scripts, Inc. 1994 Stock Option Plan, also amended and restated in 1995 and amended in 1997, 1998 and 1999. Under either plan, the exercise price of the options was not less than the fair market value of the shares at the time of grant, and the options typically vested over a five-year period from the date of grant.

     In April 1992, we also adopted a stock option plan that was amended and restated in 1995 and amended in 1996 and 1999 that provided for the grant of nonqualified stock options to purchase 48,000 shares to each director who is not an employee of ours or our affiliates. In addition, the second amendment to the plan gave each non-employee director who was serving in such capacity as of the date of the second amendment the option to purchase 2,500 additional shares. The second amendment options vested over three years. The plan provides that the options vest over a two-, three- or five-year period from the date of grant depending upon the circumstances of the grant.

     We apply APB 25 and related interpretations in accounting for our plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted. Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income (loss) would have been reduced by $11.9 million, $11.4 million and $9.8 million for the years ended December 31, 2003, 2002 and 2001, respectively (see also Note 1).

     The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected life of option	3-10 years	3-5 years	2-5 years
Risk-free interest rate	1.6%-3.7%	1.4%-5.0%	1.7%-4.9%
Expected volatility of stock	52%-53%	54%	55%
Expected dividend yield	None	None	None

     A summary of the status of our fixed stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below.

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
(share data in thousands)	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,594	$31.50	5,992	$26.26	6,448	$20.58
Granted	142	64.14	948	49.63	1,230	41.93
Exercised	(1,644)	22.85	(1,226)	19.50	(1,531)	15.25
Forfeited/Cancelled	(76)	44.06	(120)	35.66	(155)	22.93

Outstanding at end of year	4,016	35.96	5,594	31.50	5,992	26.26

Options exercisable at year end	2,688		2,889		2,758

Weighted-average fair value of options granted during the year	$29.75		$21.61		$19.06

     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of
Exercise Prices	Number	Weighted-Average		Number	Weighted-
(share data in	Outstanding at	Remaining	Weighted-Average	Exercisable	Average
thousands)	12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price

$7.44 - 19.31	649	3.2	$16.43	625	$16.31
19.32 - 27.56	770	5.1	26.26	630	26.36
27.57 - 39.24	1,199	5.1	36.38	877	36.09
39.25 - 47.95	977	5.1	47.15	442	46.61
47.96 - 71.45	421	5.7	56.63	114	52.49

7.44 - 71.45	4,016	4.9	$35.96	2,688	$31.64

13. Condensed consolidating financial statements

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

Condensed Consolidating Balance Sheet

	Express		Non-
(in thousands)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of December 31, 2003
Current assets	$1,164,863	$375,281	$19,991	$—	$1,560,135
Property and equipment, net	106,868	64,686	5,758	—	177,312
Investments in subsidiaries	1,722,595	1,151,924	—	(2,874,519)	—
Intercompany	624,370	(587,159)	(37,211)	—	—
Goodwill, net	241,457	1,161,512	18,524	—	1,421,493
Other intangible assets, net	61,168	161,628	9,263	—	232,059
Other assets	16,288	2,115	(228)	—	18,175

Total assets	$3,937,609	$2,329,987	$16,097	$(2,874,519)	$3,409,174

Current liabilities	$472,160	$1,144,416	$9,832	$—	$1,626,408
Long-term debt	455,018	—	—	—	455,018
Other liabilities	122,673	11,999	(917)	—	133,755
Stockholders’ equity	2,887,758	1,173,572	7,182	(2,874,519)	1,193,993

Total liabilities and stockholders’ equity	$3,937,609	$2,329,987	$16,097	$(2,874,519)	$3,409,174

As of December 31, 2002
Current assets	$948,288	$427,890	$17,643	$—	$1,393,821
Property and equipment, net	117,086	49,561	2,326	—	168,973
Investments in subsidiaries	1,664,602	1,176,251	—	(2,840,853)	—
Intercompany	823,318	(787,102)	(36,216)	—	—
Goodwill, net	241,457	1,121,863	15,116	—	1,378,436
Other intangible assets, net	70,755	171,833	8,523	—	251,111
Other assets	14,764	(358)	245	—	14,651

Total assets	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Current liabilities	$394,224	$1,144,827	$4,706	$—	$1,543,757
Long-term debt	562,556	—	—	—	562,556
Other liabilities	58,777	39,264	(217)	—	97,824
Stockholders’ equity	2,864,713	975,847	3,148	(2,840,853)	1,002,855

Total liabilities and stockholders’ equity	$3,880,270	$2,159,938	$7,637	$(2,840,853)	$3,206,992

Condensed Consolidating Statement of Operations

	Express		Non-
(in thousands)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Year ended December 31, 2003
Total revenues	$7,025,230	$6,247,011	$22,276	$—	$13,294,517
Operating expenses	6,899,941	5,928,016	17,435	—	12,845,392

Operating income	125,289	318,995	4,841	—	449,125
Undistributed loss from joint venture	(5,796)	—	—	—	(5,796)
Interest (expense) income, net	(41,349)	2,818	504	—	(38,027)

Income before tax effect	78,144	321,813	5,345	—	405,302
Income tax provision	30,302	123,060	1,312	—	154,674

Income before cumulative effect of accounting change	47,842	198,753	4,033	—	250,628
Cumulative effect of accounting change	—	(1,028)	—	—	(1,028)

Net income	$47,842	$197,725	$4,033	$—	$249,600

Year ended December 31, 2002
Total revenues	$6,155,157	$6,102,930	$12,426	$—	$12,270,513
Operating expenses	5,982,313	5,901,066	15,408	—	11,898,787

Operating income (loss)	172,844	201,864	(2,982)	—	371,726
Undistributed loss from joint venture	(4,549)	—	—	—	(4,549)
Interest (expense) income, net	(41,241)	1,802	265	—	(39,174)

Income (loss) before tax effect	127,054	203,666	(2,717)	—	328,003
Income tax provision (benefit)	48,551	78,122	(1,506)	—	125,167

Net income (loss)	$78,503	$125,544	$(1,211)	$—	$202,836

Year ended December 31, 2001
Total revenues	$5,203,846	$3,367,454	$16,700	$—	$8,588,000
Operating expenses	5,023,056	3,309,331	18,436	—	8,350,823

Operating income (loss)	180,790	58,123	(1,736)	—	237,177
Undistributed loss from joint venture	(1,834)	—	—	—	(1,834)
Interest (expense) income, net	(27,091)	(16)	(594)	—	(27,701)

Income (loss) before tax effect	151,865	58,107	(2,330)	—	207,642
Income tax provision (benefit)	62,344	21,285	(687)	—	82,942

Net income (loss)	$89,521	$36,822	$(1,643)	$—	$124,700

Condensed Consolidating Statement of Cash Flows

	Express		Non-
(in thousands)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Year ended December 31, 2003
Net cash provided by operating activities	$98,931	$353,311	$5,682	$—	$457,924

Cash flows from investing activities:
Purchase of property and equipment	(16,223)	(33,482)	(3,400)	—	(53,105)
Proceeds from sale of property and equipment	—	6,455	—	—	6,455
Acquisitions and joint venture	1,146	2,915	(190)	—	3,871
Other	(69)	—	—	—	(69)

Net cash used in investing activities	(15,146)	(24,112)	(3,590)	—	(42,848)

Cash flows from financing activities:
Repayment of long-term debt	(160,430)	—	—	—	(160,430)
Proceeds from long-term debt	50,000	—	—	—	50,000
Treasury stock acquired	(143,041)	—	—	—	(143,041)
Deferred financing fees	(224)	—	—	—	(224)
Proceeds from employee stock plans	41,227	—	—	—	41,227
Net transactions with parent	180,638	(175,619)	(5,019)	—	—

Net cash used in financing activities	(31,830)	(175,619)	(5,019)	—	(212,468)

Effect of foreign currency translation adjustment	—	—	2,778	—	2,778

Net increase (decrease) in cash and cash equivalents	51,955	153,580	(149)	—	205,386
Cash and cash equivalents at beginning of year	278,191	(101,640)	14,103	—	190,654

Cash and cash equivalents at end of year	$330,146	$51,940	$13,954	$—	$396,040

Condensed Consolidating Statement of Cash Flows

	Express		Non-
(in thousands)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Year ended December 31, 2002
Net cash provided by (used in) operating activities	$108,028	$320,690	$(2,748)	$—	$425,970

Cash flows from investing activities:
Purchase of property and equipment	(44,867)	(14,825)	(1,611)	—	(61,303)
Acquisitions and joint venture	749	(488,731)	—	—	(487,982)
Other	557	—	—	—	557

Net cash used in investing activities	(43,561)	(503,556)	(1,611)	—	(548,728)

Cash flows from financing activities:
Repayment of long-term debt	(205,000)	—	—	—	(205,000)
Proceeds from long-term debt	425,000	—	—	—	425,000
Treasury stock acquired	(107,121)	—	—	—	(107,121)
Deferred financing fees	(3,862)	—	—	—	(3,862)
Proceeds from employee stock plans	26,606	—	—	—	26,606
Net transactions with parent	(194,790)	183,389	11,401	—	—

Net cash (used in) provided by financing activities	(59,167)	183,389	11,401	—	135,623

Effect of foreign currency translation adjustment	—	—	74	—	74

Net increase in cash and cash equivalents	5,300	523	7,116	—	12,939
Cash and cash equivalents at beginning of year	272,891	(102,163)	6,987	—	177,715

Cash and cash equivalents at end of year	$278,191	$(101,640)	$14,103	$—	$190,654

Condensed Consolidating Statement of Cash Flows

	Express		Non-
(in thousands)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Year ended December 31, 2001
Net cash (used in) provided by operating activities	$(62,479)	$348,738	$(5,122)	$(147)	$280,990

Cash flows from investing activities:
Purchase of property and equipment	(43,994)	(13,059)	(233)	—	(57,286)
Proceeds from sales of property and equipment	22	810	12	—	844
Acquisitions and joint venture	(3,866)	—	(16,399)	—	(20,265)
Other	(12)	—	—	—	(12)

Net cash (used in) investing activities	(47,850)	(12,249)	(16,620)	—	(76,719)
Cash flows from financing activities:
Repayment of long-term debt	(50,000)	—	—	—	(50,000)
Treasury stock acquired	(54,463)	—	—	—	(54,463)
Proceeds from employee stock plans	24,914	—	—	—	24,914
Net transactions with parent	314,458	(340,133)	25,528	147	—

Net cash provided by (used in) financing activities	234,909	(340,133)	25,528	147	(79,549)
Effect of foreign currency translation adjustment	—	—	(211)	—	(211)

Net increase (decrease) in cash and cash equivalents	124,580	(3,644)	3,575	—	124,511
Cash and cash equivalents at beginning of year	148,311	(98,519)	3,412	—	53,204

Cash and cash equivalents at end of year	$272,891	$(102,163)	$6,987	$—	$177,715

14. Segment information

     We report segments on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. In 2002 and 2001, the remaining operating service lines (Specialty Distribution Services, Specialty self-injectibles, Phoenix Marketing Group in 2002 and Express Scripts Infusion Services in 2001) were aggregated into a non-PBM reporting segment. Effective in December 2003, our self-injectibles business unit became part of our domestic PBM operating segment and our remaining service lines (Specialty Distribution Services and Phoenix Marketing Group) merged into a single Non-PBM operating segment. Our 2002 and 2001 data have been recast to reflect the change in our operations and reporting segments.

     Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, as of and for the years ended December 31:

(in thousands)	PBM	Non-PBM	Total

2003
Product revenue:
Network revenues	$9,037,246	$—	$9,037,246
Mail revenues	3,988,141	—	3,988,141
Other revenues	—	86,799	86,799
Service revenues	72,878	109,453	182,331

Total revenues	13,098,265	196,252	13,294,517
Depreciation and amortization expense	50,973	3,057	54,030
Operating income	413,295	35,830	449,125

Interest income			3,390
Interest expense			(41,417)
Undistributed loss from joint venture			(5,796)

Income before income taxes			405,302
Total assets (as of December 31)	3,286,700	122,474	3,409,174
Investment in equity method investees	1,971	—	1,971
Capital expenditures	49,009	4,096	53,105

2002
Product revenue:
Network revenues	$8,423,861	$—	$8,423,861
Mail revenues	3,612,485	—	3,612,485
Other revenues	—	55,806	55,806
Service revenues	86,094	92,267	178,361

Total revenues	12,122,440	148,073	12,270,513
Depreciation and amortization expense	80,038	2,000	82,038
Operating income	340,333	31,393	371,726

Interest income			4,716
Interest expense			(43,890)
Undistributed loss from joint venture			(4,549)

Income before income taxes			328,003
Total assets (as of December 31)	3,102,285	104,707	3,206,992
Investment in equity method investees	3,117	—	3,117
Capital expenditures	55,388	5,915	61,303

2001
Product revenues:
Network revenues	$5,977,833	$—	$5,977,833
Mail revenues	2,442,782	—	2,442,782
Other revenues	—	22,025	22,025
Service revenues	94,555	50,805	145,360

Total revenues	8,515,170	72,830	8,588,000
Depreciation and amortization expense	77,233	948	78,181
Operating income	219,781	17,396	237,177

Interest income			7,120
Interest expense			(34,821)
Undistributed loss from joint venture			(1,834)

Income before income taxes			207,642
Total assets (as of December 31)	2,437,725	62,520	2,500,245
Investment in equity method investees	3,866	—	3,866
Capital expenditures	54,587	2,699	57,286

     PBM product revenue consists of revenues from the dispensing of prescription drugs from our mail pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Non-PBM product revenues consist of revenues from certain specialty distribution activities. PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs and informed decision counseling services. Non-PBM service revenue includes revenues from certain specialty distribution services, and sample distribution and accountability services.

     Revenues earned by our Canadian PBM totaled $22.3 million, $12.4 million and $13.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $33.9 million, $26.2 million and $25.1 million as of December 31, 2003, 2002 and 2001, respectively. All other long-lived assets are domiciled in the United States.

15. Subsequent Events

     On January 30, 2004, we purchased the capital stock of CuraScript for approximately $335 million in cash plus the assumption of certain liabilities. CuraScript is one of the nation’s largest specialty pharmacy services companies serving over 175 managed care organizations, 30 Medicaid programs and the Medicare program and operating seven specialty pharmacies throughout the United States. The transaction will be accounted for under the provisions of FAS 141, “Business Combinations.” The $335 million purchase price was financed with $210.0 million of cash on hand and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility.

     In early February 2004, we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement (see Note 7) and on February 13, 2004, we refinanced our entire credit facility. We negotiated an $800 million credit facility with a bank syndicate which includes $200 million of Term A loans, $200 million of Term B loans and a $400 million revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver, Term B and Term C loans outstanding under our previous credit facility. The newly established $400.0 million revolving credit facility is also available for general corporate purposes, including the potential early redemption of our Senior Notes which are callable beginning in June 2004. As a result of the renegotiation of our previous credit facility in February 2004, we recorded, in interest expense, charges of $3.4 million from the write-off of deferred financing fees.

     Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. To alleviate interest rate volatility, we have an interest rate swap arrangement (see Note 8). Under our new credit facility we are required to pay commitment fees on the unused portion of the $400 million revolving credit facility ($300 million at February 13, 2004). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. Initially, the commitment fee will be 0.3% per annum. At February 20, 2004, the weighted average interest rate on the new facility was 2.64%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, dividends we may pay and the amount of annual capital expenditures. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.

     The following represents the schedule of current maturities for our long-term debt, reflecting the increase in debt related to the CuraScript acquisition in January 2004 and the refinancing of our bank credit facility in February 2004 (amounts in thousands):

Year Ended December 31,

2004	$16,500
2005	22,000
2006	29,500
2007	39,500
2008	79,500
Thereafter	517,768

$704,768

     In January 2004, we and the National Association of Chain Drugstores (“NACDS”) announced our intention to jointly seek endorsement of a discount card program through a jointly controlled entity, Pharmacy Care Alliance (“PCA”). We will provide PBM services to PCA, including the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of claims. We estimate that we will incur cash outflows of approximately $6.0 million, some of which will be capital expenditures, in the first and second quarters of 2004 before we begin processing claims under the program in June 2004. In addition, we have committed to lend up to $4.0 million to PCA in the form of a revolving line of credit available over the next 18 months to fund PCA’s operating expenditures. These expenditures will be funded from operating cash flows.

     16. Quarterly financial data (unaudited)

	Quarters

(in thousands, except per share data)	First	Second	Third	Fourth

Fiscal 2003
Total revenues	$3,223,981	$3,334,197	$3,248,602	$3,487,737
Cost of revenues	3,014,368	3,116,962	3,041,825	3,255,024
Gross profit	209,613	217,235	206,777	232,713
Selling, general and administrative	101,786	106,955	93,286	115,186
Operating income	107,827	110,280	113,491	117,527
Income before cumulative effect of accounting charge	59,649	59,006	64,542	67,431

Cumulative effect of accounting change(1)	(1,028)	—	—	—

Net income	$58,621	$59,006	$64,542	67,431

Basic earnings per share
Before cumulative effect of accounting change	$0.77	$0.75	$0.82	$0.87
Cumulative effect of accounting change	(0.01)	—	—	—

Net income	$0.76	$0.75	$0.82	$0.87

Diluted earnings per share:
Before cumulative effect of Accounting change	$0.75	$0.74	$0.81	$0.86
Cumulative effect of accounting change	(0.01)		—	—

Net income	$0.74	$0.74	$0.81	$0.86

	Quarters

(in thousands, except per share data)	First	Second	Third	Fourth

Fiscal 2002(2)(3)
Total revenues	$2,551,022	$3,167,524	$3,187,458	$3,364,509
Cost of revenues	2,376,365	2,955,420	2,975,996	3,139,314
Gross profit	174,657	212,104	211,462	225,195
Selling, general and administrative	96,387	121,311	112,162	121,832
Operating income	78,270	90,793	99,300	103,363

Net income	$43,969	$48,700	$53,442	$56,725

Basic earnings per share	$0.57	$0.62	$0.69	$0.73

Diluted earnings per share	$0.55	$0.61	$0.67	$0.72

(1)	As a result of our adoption of FAS 143, we recorded a loss from the cumulative effect of change in accounting principle of $1.7 million ($1.0 million net of taxes) (see Note 1).

(2)	As a result of our adoption of FAS 145, losses on debt prepayments for periods prior to January 2003, previously classified as extraordinary items have been reclassified to conform to the presentation required by FAS 145 (see Note 1).

(3)	Includes the acquisition of Phoenix Marketing Group effective February 25, 2002, National Prescription Administrators and certain related entities, effective April 12, 2002, and Managed Pharmacy Benefits, Inc., effective December 20, 2002.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A — Controls and Procedures

     We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (Exchange Act)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chairman and the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.

     During the fiscal quarter ended December 31, 2003, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 — Directors and Executive Officers of the Registrant

     The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the heading “I. Election of Directors”; provided that the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the performance graph contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

     We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller, or persons performing similar functions (the “senior financial officers”). A copy of this code of business conduct and ethics will be posted on the investor relations portion of our website at www.express-scripts.com/other/investor. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website.

Item 11 — Executive Compensation

     The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation.”

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14 – Principal Accountant Fees and Services

     The information required by this item will be incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees”

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

     (1)  Financial Statements

          The following report of independent accountants and our consolidated financial statements are contained in this Report

               Report of Independent Accountant

               Consolidated Balance Sheet as of December 31, 2003 and 2002

               Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001

               Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

               Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

               Notes to Consolidated Financial Statements

     (2)  The following financial statement schedule is contained in this Report.

          Financial Statement Schedule:

          VIII. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  List of Exhibits

See Index to Exhibits on the pages below. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Express Scripts, Inc. and its subsidiaries on a consolidated basis.

(b) Reports on Form 8-K

(i)	On October 30, 2003, we filed a Current Report on Form 8-K, dated October 29, 2003, under Items 5, 7 and 9, regarding a press release we issued with respect to our third quarter 2003 financial performance.

(ii)	On December 24, 2003, we filed a Current Report on Form 8-K, dated December 22, 2003, under Items 5 and 9, announcing that we had entered into a definitive agreement to acquire the capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.

February 24, 2004	By:	/s/ Barrett A. Toan

Barrett A. Toan
Chairman of the Board of Directors and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barrett A. Toan

Barrett A. Toan	Chairman of the Board of Directors and Chief Executive Officer	February 24, 2004

/s/ George Paz

George Paz	President and Chief Financial Officer	February 24, 2004

/s/ Darryl E. Weinrich

Darryl E. Weinrich	Vice President, Chief Accounting Officer and Corporate Controller	February 24, 2004

/s/ Gary G. Benanav

Gary G. Benanav	Director	February 24, 2004

/s/ Frank J. Borelli

Frank J. Borelli	Director	February 24, 2004

/s/ Nicholas J. LaHowchic

Nicholas J. LaHowchic	Director	February 24, 2004

/s/ Thomas P. Mac Mahon

Thomas P. Mac Mahon	Director	February 24, 2004

/s/ John O. Parker, Jr.

John O. Parker, Jr.	Director	February 24, 2004

/s/ Samuel Skinner

Samuel Skinner	Director	February 24, 2004

/s/ Seymour Sternberg

Seymour Sternberg	Director	February 24, 2004

Signature	Title	Date

/s/ Howard L. Waltman
Howard L. Waltman	Director	February 24, 2004

/s/ Norman Zachary
Norman Zachary	Director	February 24, 2004

EXPRESS SCRIPTS, INC.
Schedule VIII — Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2003, 2002, and 2001

Col. A	Col. B	Col. C			Col. D	Col. E

		Additions

	Balance	Charges				Balance
	at	to Costs		Charges		at End
	Beginning	and		to Other		of
Description	of Period	Expenses		Accounts	(Deductions)	Period

Allowance for Doubtful
Accounts Receivable
Year Ended 12/31/01	$22,677,361	$8,355,536		$—	$6,875,519	$24,157,378
Year Ended 12/31/02	$24,157,378	$17,865,386		$1,933,359 (1)	$8,134,207	$35,821,916
Year Ended 12/31/03	$35,821,916	$(2,572,786	)(2)	$—	$4,642,298	$28,606,832

(1)	Represents the opening balance sheet for our February 25, 2002 acquisition of Phoenix Marketing Group and our April 12, 2002 acquisition of National Prescription Administrators and related entities.

(2)	Amount includes the reversal of a reserve recorded in 2002 for a client then in bankruptcy. In 2003, we received payment on this client’s obligations to us and determined such reserve was no longer necessary.

INDEX TO EXHIBITS

(Express Scripts, Inc. — Commission File Number 0-20199)

Exhibit Number	Exhibit

2.1[1]	Asset Purchase Agreement, dated as of December 19, 2001, by and among the Company, Phoenix Marketing Group (Holdings), Inc., and Access Worldwide Communications, Inc.(“Access”), incorporated by reference to Appendix A to Access’ Definitive Proxy Statement on Schedule 14A, filed January 15, 2002.

2.2[1]	Stock and Asset Purchase Agreement, dated February 5, 2002, by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 26, 2002.

2.3[1]	Amendment No. 1 to Stock and Asset Purchase Agreement dated April 12, 2002 by and among the Company, Richard O. Ullman and the other Shareholders of National Prescription Administrators, Inc., Central Fill, Inc., CFI of New Jersey, Inc., and NPA of New York, IPA, Inc., Richard O. Ullman as agent for such Shareholders, The Ullman Family Partnership, LP, and Airport Properties, LLC, incorporated by reference to Exhibit No. 2.2 to the Company’s Current Report on Form 8-K filed April 26, 2002.

2.4[1]	Stock Purchase Agreement, dated December 19, 2003, by and among the Company, CPS Holdings, LLC, CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed December 24, 2003.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2000.

4.1	Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

4.2	Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and the Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-4 filed August 4, 1999 (Registration Number 333-83133).

4.3	Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999.

4.4	Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.5	Stockholder and Registration Rights Agreement, dated as of October 6, 2000, between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

Exhibit Number	Exhibit

4.6	Asset Acquisition Agreement, dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company’s amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.7	Rights Agreement, dated as of July 25, 2001, between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001.

4.8	Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003.

10.1	Lease Agreement dated March 3, 1992, between Riverport, Inc. and Douglas Development Company—Irvine Partnership in commendam and the Company, incorporated by reference to Exhibit No. 10.21 to the Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

10.2	First Amendment to Lease dated as of December 29, 1992, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1993 (File No. 0-20199).

10.3	Second Amendment to Lease dated as of May 28, 1993, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1993 (File No. 0-20199).

10.4	Third Amendment to Lease entered into as of October 15, 1993, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.69 to the Company’s Annual Report on Form 10-K for the year ending 1993 (File No. 0-20199).

10.5	Fourth Amendment to Lease dated as of March 24, 1994, by and between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company’s Annual Report on Form 10-K for the year ending 1993 (File No. 0-20199).

10.6	Fifth Amendment to Lease made and entered into June 30, 1994, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1994 (File No. 0-20199).

10.7	Sixth Amendment to Lease made and entered into January 31, 1995, between Sverdrup/MDRC Joint Venture and the Company, incorporated by reference to Exhibit No. 10.70 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.8	Seventh Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.9	Eighth Amendment to Lease dated as of August 14, 1998, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

10.10	Ninth Amendment to Lease dated as of February 19, 1999, by and between Duke Realty Limited Partnership, by and through its general partner, Duke Realty Investments, Inc., and the Company, incorporated by reference to Exhibit No. 10.29 to the Company’s Annual Report on Form 10-K/A for the year ending 1998.

Exhibit Number	Exhibit

10.11[3]	Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.12[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit D to the Company’s Proxy Statement dated April 22, 1999 (File No. 0-20199).

10.13[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit F to the Company’s Proxy Statement dated April 22, 1999 (File No. 0-20199).

10.14[3]	Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.15[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 9, 1996 (File No. 0-20199).

10.16[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit G to the Company’s Proxy Statement dated April 22, 1999 (File No. 0-20199).

10.17[3]	Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan incorporated by reference to Exhibit No. 10.80 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.18[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 16, 1997 (File No. 0-20199).

10.19[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1998.

10.20[3]	Third Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit C to the Company’s Proxy Statement dated April 22, 1999.

10.21[3]	Fourth Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit E to the Company’s Proxy Statement dated April 22, 1999.

10.22[3]	Amended and restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.23[3]	Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.24[3]	Express Scripts, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-8 filed December 29, 1998 (Registration Number 333-69855).

10.25[3]	Amended and restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit No. 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26[3]	Express Scripts, Inc. Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit No 10.1 to the Company’s Quarterly Report on From 10-Q for the quarter ending June 30, 2000.

Exhibit Number	Exhibit

10.27[3]	Express Scripts, Inc. Executive Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 28, 2003.

10.27[3]	Employment Agreement effective as of April 1, 1999, between Barrett A. Toan and the Company, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

10.29[3]	Amendment to the Employment Agreement between the Company and Barrett A. Toan, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2000 and filed October 18, 2000.

10.30[3]	Executive Employment Agreement, effective March 15, 2001, between the Company and David A. Lowenberg, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.31[3]	Executive Employment Agreement, effective March 15, 2001, between the Company and George Paz, incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.32[3]	Form of Executive Employment Agreements entered into effective March 15, 2001 between the Company and each of Thomas Boudreau, Mabel Chen and Linda Logsdon, incorporated by reference to Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

10.33[2,3]	Letter Agreement, dated as of October 2, 2003, between the Company and Barbara Hill.

10.34[2]	Credit Agreement dated as of February 13, 2004 (Credit Agreement) among the Company, the Lenders listed therein, Credit Suisse First Boston (CSFB)and Citigroup Global Markets, Inc. (CGMI) as Joint Lead Arrangers and Joint Bookmaking Runners, CSFB as Administrative Agent and Collateral Agent, CGMI as Syndication Agent, and Bank of America, Bank One, N.A. and U.S. Bank National Association as Co-Documentation Agents.

10.35[2]	Subsidiary Guaranty dated as of February 13, 2004, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the Subsidiary Guarantors (as defined in the Credit Agreement) of the Company.

10.36[2]	Company Pledge Agreement dated as of February 13, 2004, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement.

10.37[2]	Subsidiary Pledge Agreement dated as of February 13, 2004, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the Subsidiary Guarantors (as defined in the Credit Agreement) of the Company.

10.38	International Swap Dealers Association, Inc. Master Agreement dated as of April 3, 1998, between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit No. 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.39	Swap Transaction Confirmation Agreement between the Company and Bankers Trust Company dated June 17, 1999, incorporated by reference to Exhibit No. 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

12.1[2]	Computation of Ratios of Earnings to Fixed Charges

21.1[2]	List of Subsidiaries.

23.1[2]	Consent of PricewaterhouseCoopers LLP.

31.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

Exhibit Number	Exhibit

31.2[2]	Certification by George Paz, as President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

32.2[2]	Certification by George Paz, as President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.

2	Filed herein.

3	Management contract or compensatory plan or arrangement.