Form 10-Q
period 2004-03-31
EXPRESS SCRIPTS INC
filed 2004-04-28
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004.
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
Yes  X        No ___

Common stock outstanding as of March 31, 2004:                                                             77,930,507 Shares

EXPRESS SCRIPTS, INC.

INDEX

Part I	Financial Information
Item 1. Financial Statements (unaudited)
a) Unaudited Consolidated Balance Sheet
b) Unaudited Consolidated Statement of Operations
c) Unaudited Consolidated Statement of Changes
in Stockholders’ Equity
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

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

(in thousands, except share data)	March 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$300,857	$396,040
Receivables, net	1,092,043	1,011,154
Inventories	128,603	116,375
Deferred taxes	17,156	15,346
Prepaid expenses and other current assets	23,287	21,220

Total current assets	1,561,946	1,560,135
Property and equipment, net	177,783	177,312
Goodwill, net	1,699,010	1,421,493
Other intangible assets, net	259,056	232,059
Other assets	21,847	18,175

Total assets	$3,719,642	$3,409,174

Liabilities and Stockholders' Equity
Current liabilities:
Claims and rebates payable	$1,224,384	$1,178,321
Accounts payable	253,999	232,290
Accrued expenses	216,549	215,797
Current maturities of long-term debt	22,084	-

Total current liabilities	1,717,016	1,626,408
Long-term debt	582,947	455,018
Other liabilities	141,422	133,755

Total liabilities	2,441,385	2,215,181

Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common Stock, $0.01 par value per share, 181,000,000 shares
authorized, and 79,786,000 and 79,795,000 shares issued and
outstanding, respectively	797	798
Additional paid-in capital	476,707	484,663
Unearned compensation under employee compensation plans	(22,728)	(23,302)
Accumulated other comprehensive income	3,655	3,638
Retained earnings	934,513	864,550

	1,392,944	1,330,347
Common Stock in treasury at cost, 1,855,000 and 2,223,000
shares, respectively	(114,687)	(136,354)

Total stockholders' equity	1,278,257	1,193,993

Total liabilities and stockholders' equity	$3,719,642	$3,409,174

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,
(in thousands, except share data)	2004	2003

Revenues [1]	$3,627,815	$3,223,981
Cost of revenues [1]	3,406,028	3,014,368

Gross profit	221,787	209,613
Selling, general and administrative	95,244	101,786

Operating income	126,543	107,827

Other (expense) income:
Undistributed loss from joint venture	(1,340)	(1,539)
Interest income	824	868
Interest expense	(12,710)	(10,702)

	(13,226)	(11,373)

Income before income taxes	113,317	96,454
Provision for income taxes	43,354	36,805

Income before cumulative effect of accounting change	69,963	59,649
Cumulative effect of accounting change, net of tax	-	(1,028)

Net income	$69,963	$58,621

Basic earnings per share:
Before cumulative effect of accounting change	$0.90	$0.77
Cumulative effect of accounting change	-	(0.01)

Net income	$0.90	$0.76

Weighted average number of common shares
outstanding during the period - Basic EPS	77,333	77,547

Diluted earnings per share:
Before cumulative effect of accounting change	$0.89	$0.75
Cumulative effect of accounting change	-	(0.01)

Net income	$0.89	$0.74

Weighted average number of common shares
outstanding during the period - Diluted EPS	78,571	79,075

[1] Excludes estimated retail pharmacy co-payments of $1,400,225 and $1,333,683, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

        See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders' Equity

	Number of Shares	Amount
(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
Balance at December 31, 2003	79,795	$798	$484,663	$(23,302)	$3,638	$864,550		$(136,354)	$1,193,993

Comprehensive income:
Net income	-	-	-	-	-	69,963	-		69,963
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	(410)	-	-		(410)
Realized and unrealized gains
on derivative financial
instruments, net of taxes	-	-	-	-	427	-	-		427

Comprehensive income	-	-	-	-	17	69,963	-		69,980
Treasury stock acquired	-	-	-	-	-	-		(9,891)	(9,891)
Changes in stockholders’ equity
related to employee stock plans	(9)	(1)	(7,956)	574	-	-		31,558	24,175

Balance at March 31, 2004	79,786	$797	$476,707	$(22,728)	$3,655	$934,513		$(114,687)	$1,278,257

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$69,963	$58,621
Adjustments to reconcile net income to net cash
provided by operating activities excluding the effect of the acquisition:
Depreciation and amortization	15,705	13,163
Non-cash adjustments to net income	21,764	11,629
Net changes in operating assets and liabilities	(9,647)	11,023

Net cash provided by operating activities	97,785	94,436

Cash flows from investing activities:
Purchases of property and equipment	(7,739)	(9,195)
Acquisition, net of cash acquired, and investment in joint venture	(331,810)	2,804
Other	(905)	7

Net cash used in investing activities	(340,454)	(6,384)

Cash flows from financing activities:
Proceeds from long-term debt	675,000	-
Repayment of long-term debt	(525,000)	(25,000)
Treasury stock acquired	(9,891)	-
Deferred financing fees	(6,029)	-
Net proceeds from employee stock plans	13,541	1,939

Net cash provided by (used in) financing activities	147,621	(23,061)

Effect of foreign currency translation adjustment	(135)	896

Net (decrease) increase in cash and cash equivalents	(95,183)	65,887
Cash and cash equivalents at beginning of period	396,040	190,654

Cash and cash equivalents at end of period	$300,857	$256,541

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

        Certain of our significant accounting policies are described below. Other financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on February 25, 2004. For a full description of our accounting policies, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2004, the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2004, and the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

REVENUE RECOGNITION

        Revenues from our pharmacy benefit management (“PBM”) segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs (see also "-Rebate Accounting").

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

         In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. We have no information regarding actual co-payments collected. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $1.4 billion and $1.3 billion for the three months ended March 31, 2004 and 2003, respectively, are excluded from revenues and cost of revenues.

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

         Revenues from our non-PBM segment, Pharma Business Solutions (“PBS”), are derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network, the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients, sample fulfillment and sample accountability services. Revenues earned by PBS include administrative fees received from pharmaceutical manufacturers for dispensing or distributing consigned pharmaceuticals requiring special handling or packaging and administrative fees for verification of practitioner licensure and distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in PBS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

REBATE ACCOUNTING

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

COST OF REVENUES

        Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also "-Rebate Accounting").

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

GOODWILL

        Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the provisions of Financial Accounting Statement No. ("FAS") 142, "Goodwill and Other Intangible Assets," we perform our annual impairment testing during the fourth quarter of each year. No impairment test performed to date has indicated any impairment.

OTHER INTANGIBLE ASSETS

        Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements. Other intangible assets, excluding customer contracts, are recorded at cost. Customer contracts are valued based on discounted cash flows over the expected life of the intangible asset. Excluding trade names which have an indefinite life, other intangible assets are amortized on a straight-line basis over periods from two to 20 years.

IMPAIRMENT OF LONG-LIVED ASSETS

        We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed as of March 31, 2004 and December 31, 2003. Absent events or circumstances indicating an impairment of goodwill, we perform an annual goodwill impairment test during the fourth quarter.

SELF-INSURANCE RESERVES

        We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurances that any losses, in excess of our insurance and any self-insurance reserves, will not be material.

EMPLOYEE STOCK-BASED COMPENSATION

        We account for employee stock options in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because we grant options at a price equal to market value at the time of grant. FAS 123, “Accounting for Stock-Based Compensation” prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the estimated fair value of options at the grant date for the three months ended March 31, 2004 and 2003 (see also Note 8):

	Three months ended March 31,
(in thousands, except per share data)	2004	2003
Net income, as reported(1)	$69,963	$58,621
Less: Employee stock-based compensation expense
determined using fair-value based method for
stock-based awards, net of tax	(983)	(3,103)

Pro forma net income	$68,980	$55,518

Basic earnings per share
As reported	$0.90	$0.76
Pro forma	0.89	0.72
Diluted earnings per share
As reported	$0.89	$0.74
Pro forma	0.88	0.70

(1)     Net income, as reported, includes stock-based compensation expense for the three months ended March 31, 2004 and 2003 of $1.4 million ($2.2 million pre-tax) and $0.5 million ($0.9 million pre-tax), respectively, related to restricted shares of Common Stock awarded to certain of our officers and employees.

NEW ACCOUNTING GUIDANCE

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delays the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities requiring consolidation under FIN 46 and FIN46R. Therefore, we do not expect the adoption of these standards to have a material impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

Note 2 – Changes in business

         On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.1 million which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and will enhance our ability to provide comprehensive clinical services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $27.5 million and non-competition agreements in the amount of $3.0 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $277.7 million, which is not being amortized. The purchase price allocation is subject to refinement in the future pending finalization of intangible asset valuations and final assessment of deferred taxes at the acquisition date. The $333.1 million purchase price was financed with $210.0 million of cash on hand and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.

        In January 2004, we entered into an agreement to provide PBM services for the Medicare discount program of Pharmacy Care Alliance, Inc. (“PCA”), a nonstock, not-for-profit entity jointly controlled by the National Association of Chain Drugstores (“NACDS”) and us. Our PBM services will include the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of prescription claims.

        We have also entered into an initial lending agreement with PCA, whereby we have committed to lend up to $4.0 million to PCA in the form of a revolving line of credit available over the next 18 months. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee the lesser of $2.0 million or 50% of the amounts outstanding on the revolving line of credit.

        We are discussing with PCA an increase in the revolving line from the initial $4.0 million up to $25.0 million. We expect to sign an amended credit agreement with PCA during the second quarter of 2004 to reflect that increase. The additional $21.0 million will be unsecured and used to fund PCA’s operating expenditures, as well as the start-up expenditures associated with the enrollment of cardholders by PCA and by us. To date, we have loaned PCA $1.0 million, which is included in other long-term assets on the Unaudited Consolidated Balance Sheet.

Note 3 – Receivables, net

        Included in receivables, net, as of March 31, 2004 and December 31, 2003, is an allowance for doubtful accounts of $33.6 million and $28.6 million, respectively. The increase in the allowance for doubtful accounts is primarily due to the inclusion of CuraScript opening balances as a result of our January 2004 acquisition.

        As of March 31, 2004 and December 31, 2003, unbilled receivables were $592.4 million and $603.5 million, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

Note 4 – Goodwill and other intangibles

        The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill
PBM(1)	$1,783,739	$ 106,865	$1,506,242	$106,885
Non-PBM	22,136	-	22,136	-

	$1,805,875	$ 106,865	$1,528,378	$106,885

Other intangible assets
PBM(1)
Customer contracts(1)	$ 292,307	$ 73,651	$ 264,831	$ 70,180
Other(1)	69,436	33,780	67,592	35,064

	361,743	107,431	332,423	105,244

Non-PBM
Customer contracts	4,000	1,042	4,000	917
Other	1,880	94	1,880	83

	5,880	1,136	5,880	1,000

Total other intangible assets	$ 367,623	$ 108,567	$ 338,303	$106,244

(1)

As a result of our acquisition of the capital stock of CuraScript, we preliminarily recorded PBM goodwill, and customer contracts and other intangible assets of $277.7 million, $27.5 million and $3.0 million, respectively (See Note 2). Changes in deferred financing fees due to the refinancing of our bank credit facility (see Note 6) resulted in changes in other intangible assets from December 31, 2003 to March 31, 2004. Changes in goodwill and accumulated amortization from December 31, 2003 to March 31, 2004 are also a result of changes in foreign currency exchange rates.

        The aggregate amount of amortization expense of other intangible assets was $6.7 million and $6.2 million for the three months ended March 31, 2004 and 2003, respectively. The future aggregate amount of amortization expense of other intangible assets is approximately $21.6 million for 2004, $26.9 million for 2005, $22.2 million for 2006, $18.0 for 2007, and $17.7 million for 2008. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and six years for other intangible assets.

Note 5 – Earnings per share

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

	Three Months Ended March 31,
	2004	2003
Weighted average number of common shares
outstanding during the period - Basic EPS	77,333	77,547
Outstanding stock options	1,050	1,377
Executive deferred compensation plan	43	43
Restricted stock awards	145	108

Weighted average number of common shares
outstanding during the period - Diluted EPS	78,571	79,075

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.”

Note 6 – Financing

         In early February 2004, we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement and on February 13, 2004, we refinanced our entire credit facility. We negotiated an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver, Term B and Term C loans outstanding under our previous credit facility. The new $400.0 million revolving credit facility is also available for general corporate purposes, including the early redemption of our Senior Notes, which are callable beginning in June 2004 (see below). As a result of the renegotiation of our previous credit facility in February 2004, we recorded, in interest expense, charges of $3.6 million from the write-off of deferred financing fees.

         Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. To alleviate interest rate volatility, we have an interest rate swap arrangement (see Note 7). Under our new credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($400.0 million at March 31, 2004). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. Initially, the commitment fee will be 0.3% per annum. At March 31, 2004, the weighted average interest rate on the new facility was 2.65%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At March 31, 2004, we are in compliance with all covenants associated with our credit facility.

         On April 19, 2004, notice was provided to the holders of our Senior Notes of the pending redemption of all outstanding notes on June 15, 2004 at a redemption price of 104.8125%. Such notice is irrevocable. To the extent necessary, we will utilize borrowings under our revolving credit facility to finance the redemption. In conjunction with the redemption, we will incur charges of approximately $12.2 million ($7.6 million after-tax) for the redemption premium and the write-off of unamortized deferred financing fees. The write-off of approximately $2.4 million of unamortized deferred financing fees represents a non-cash charge. These charges will be recorded as an increase in interest expense in the second quarter of 2004.

        The following represents the schedule of current maturities for our long-term debt at March 31, 2004 excluding the deferred gain ($0.2 million at March 31, 2004) from the restructuring of an interest rate swap agreement in 2000 (amounts in thousands):

Year Ended December 31,

2004	$ 16,584
2005	22,000
2006	29,500
2007	39,500
2008	79,500
Thereafter	417,748

$ 604,832

Note 7 – Derivative financial instruments

        We use an interest rate swap agreement to manage our interest rate risk on future variable interest payments. At March 31, 2004, our swap agreement fixes the variable interest rate payments on approximately $60 million of debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $60 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $20 million in April 2004 until maturing in April 2005.

         Our present interest rate swap agreement is a cash flow hedge which requires us to pay fixed-rates of interest, and which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $1.8 million at March 31, 2004, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $1.1 million at March 31, 2004, is deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized as an expense. For the three months ended March 31, 2004 and 2003, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

Note 8 – Stock-based compensation plans

         We apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share for the three months ended March 31, 2004 and 2003 would have been $69.0 million, or $0.88 per diluted share and $55.5 million, or $0.70 per diluted share, respectively (see also Note 1).

        The fair value of options granted (which is amortized over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

Three Months Ended March 31,
2004
Expected life of option	3-5 years
Risk-free interest rate	1.97%-3.24%
Expected volatility of stock	47%
Expected dividend yield	None

        A summary of the status of our fixed stock option plans as of March 31, 2004 and 2003, and changes during the periods ending on those dates are presented below.

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
(share data in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,016	$35.96	5,594	$31.50
Granted	430	$73.31	-	-
Exercised	(459)	$29.67	(133)	$25.76
Forfeited/Cancelled	(133)	$51.79	(50)	$32.77

Outstanding at end of period	3,854	$40.33	5,411	$31.63

Options exercisable at period end	2,381		2,879

Weighted-average fair value of
options granted during the year	$28.76		-

        The following table summarizes information about fixed stock options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 3/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 3/31/04	Weighted-Average Exercise Price
$ 7.44 - 19.31	510	3.2	$16.51	487	$16.38
19.32 - 27.56	640	5.1	26.31	545	26.40
27.57 - 39.24	1,083	5.0	36.21	812	35.65
39.25 - 52.45	940	5.0	47.30	464	46.78
52.46 - 64.36	231	5.0	58.59	73	54.37
64.37 - 75.16	450	6.2	73.22	-	-

$ 7.44 - 75.16	3,854	5.0	$40.33	2,381	$32.33

Note 9 – Condensed consolidating financial statements

        Our Senior Notes are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries other than Great Plains Reinsurance Co., ValueRx of Michigan, Inc., Diversified NY IPA, Inc., and Diversified Pharmaceutical Services (Puerto Rico), Inc. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. We believe that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations of, each of the consolidating groups. Subsequent to the acquisition of CuraScript on January 30, 2004, the assets, liabilities and operations of CuraScript have been included in those of the guarantors.

Condensed Consolidating Balance Sheet

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

As of March 31, 2004
Current assets	$1,148,430	$388,717	$24,799	$-	$1,561,946
Property and equipment, net	100,409	71,849	5,525	-	177,783
Investments in subsidiaries	2,055,731	1,147,989	-	(3,203,720)	-
Intercompany	1,592,692	(1,556,131)	(36,561)	-	-
Goodwill, net	241,457	1,439,236	18,317	-	1,699,010
Other intangible assets, net	61,221	194,034	3,801	-	259,056
Other assets	19,062	(2,507)	5,292	-	21,847

Total assets	$5,219,002	$1,683,187	$21,173	$(3,203,720)	$3,719,642

Current liabilities	$1,258,767	$444,815	$13,434	$-	$1,717,016
Long-term debt	582,947	-	-	-	582,947
Other liabilities	119,761	22,279	(618)	-	141,422
Stockholders’ equity	3,257,527	1,216,093	8,357	(3,203,720)	1,278,257

Total liabilities and stockholders’ equity	$5,219,002	$1,683,187	$21,173	$(3,203,720)	$3,719,642

As of December 31, 2003
Current assets	$1,164,863	$375,281	$19,991	$-	$1,560,135
Property and equipment, net	106,868	64,686	5,758	-	177,312
Investments in subsidiaries	1,722,595	1,151,924	-	(2,874,519)	-
Intercompany	624,370	(587,159)	(37,211)	-	-
Goodwill, net	241,457	1,161,512	18,524	-	1,421,493
Other intangible assets, net	61,168	161,628	9,263	-	232,059
Other assets	16,288	2,115	(228)	-	18,175

Total assets	$3,937,609	$2,329,987	$16,097	$(2,874,519)	$3,409,174

Current liabilities	$472,160	$1,144,416	$9,832	$-	$1,626,408
Long-term debt	455,018	-	-	-	455,018
Other liabilities	122,673	11,999	(917)	-	133,755
Stockholders’ equity	2,887,758	1,173,572	7,182	(2,874,519)	1,193,993

Total liabilities and stockholders’ equity	$3,937,609	$2,329,987	$16,097	$(2,874,519)	$3,409,174

Condensed Consolidating Statement of Operations

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Three months ended March 31, 2004
Total revenues	$2,316,271	$1,304,671	$6,873	$-	$3,627,815
Operating expenses	2,259,567	1,236,255	5,450	-	3,501,272

Operating income	56,704	68,416	1,423	-	126,543
Undistributed loss from joint venture	(1,340)	-	-	-	(1,340)
Interest (expense) income, net	(12,966)	975	105	-	(11,886)

Income before income taxes	42,398	69,391	1,528	-	113,317
Income tax provision	16,132	26,870	352	-	43,354

Net income	$26,266	$42,521	$1,176	$-	$69,963

Three months ended March 31, 2003
Total revenues	$1,547,052	$1,672,072	$4,857	$-	$3,223,981
Operating expenses	1,517,462	1,594,539	4,153	-	3,116,154

Operating income	29,590	77,533	704	-	107,827
Undistributed loss from joint venture	(1,539)	-	-	-	(1,539)
Interest (expense) income, net	(10,367)	431	102	-	(9,834)

Income before tax effect	17,684	77,964	806	-	96,454
Income tax provision	6,857	29,802	146	-	36,805

Income before cumulative effect of
change in accounting principle	10,827	48,162	660	-	59,649
Cumulative effect of change in accounting
principle, net of tax	-	(1,028)	-	-	(1,028)

Net income	$10,827	$47,134	$660	$-	$58,621

Condensed Consolidating Statement of Cash Flows

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Three months ended March 31, 2004
Net cash provided by (used in)
operating activities	$747,422	$(654,479)	$4,842	$-	$97,785

Cash flows from investing activities:
Purchase of property and equipment	(605)	(6,962)	(172)	-	(7,739)
Acquisition and joint venture	278	(332,088)	-	-	(331,810)
Other	(905)	-	-	-	(905)

Net cash used in investing activities	(1,232)	(339,050)	(172)	-	(340,454)

Cash flows from financing activities:
Proceeds from long-term debt	675,000	-	-	-	675,000
Repayment of long-term debt	(525,000)	-	-	-	(525,000)
Repurchase of common stock	(9,891)	-	-	-	(9,891)
Deferred financing fees	(6,029)	-	-	-	(6,029)
Net proceeds from employee stock plans	13,541	-	-	-	13,541
Net transaction with parent	(972,667)	972,907	(240)	-	-

Net cash (used in) provided by
financing activities	(825,046)	972,907	(240)	-	147,621

Effect of foreign currency
translation adjustment	-	-	(135)	-	(135)

Net (decrease) increase in cash and
cash equivalents	(78,856)	(20,622)	4,295	-	(95,183)
Cash and cash equivalents at beginning
of the period	330,146	51,940	13,954	-	396,040

Cash and cash equivalents at end
of the period	$251,290	$31,318	$18,249	$-	$300,857

Condensed Consolidating Statement of Cash Flows

(in thousands)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Three months ended March 31, 2003
Net cash provided by (used in)
operating activities	$242,451	$(144,066)	$(3,949)	$-	$94,436

Cash flows from investing activities:
Purchase of property and equipment	(2,233)	(6,529)	(433)	-	(9,195)
Acquisitions and joint venture	(311)	3,115	-	-	2,804
Other	7	-	-	-	7

Net cash used in investing activities	(2,537)	(3,414)	(433)	-	(6,384)

Cash flows from financing activities:
Repayment of long-term debt, net	(25,000)	-	-	-	(25,000)
Net proceeds from employee stock plans	1,939	-	-	-	1,939
Net transaction with parent	(220,333)	219,111	1,222	-	-

Net cash (used in) provided by
financing activities	(243,394)	219,111	1,222	-	(23,061)

Effect of foreign currency
translation adjustment	-	-	896	-	896

Net (decrease) increase in cash and cash	(3,480)	71,631	(2,264)	-	65,887
equivalents
Cash and cash equivalents at beginning
of the period	278,190	(101,644)	14,108	-	190,654

Cash and cash equivalents at end
of the period	$274,710	$(30,013)	$11,844	$-	$256,541

Note 10 – Segment reporting

        We report segments on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Effective in December 2003, our self-injectibles business unit became part of our domestic PBM operating segment and our remaining service lines (Specialty Distribution Services and Phoenix Marketing Group) merged into a single Non-PBM operating segment, Pharma Business Solutions. Our 2003 data has been recast to reflect the change in our operations and reporting segments.

        Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003:

(in thousands)	PBM	Non-PBM	Total

For the three months ended March 31, 2004
Product revenue:
Network revenues	$2,337,254	$-	$2,337,254
Mail revenues	1,213,080	-	1,213,080
Other revenues	-	27,963	27,963
Service revenues	21,963	27,555	49,518

Total revenues	3,572,297	55,518	3,627,815
Depreciation and amortization expense	14,754	951	15,705
Operating income	118,819	7,724	126,543

Interest income			824
Interest expense			(12,710)
Undistributed loss from joint venture			(1,340)

Income before income taxes			113,317
Capital expenditures	4,018	3,721	7,739
As of March 31, 2004
Total assets	3,592,244	127,398	3,719,642
Investment in equity method investees	1,693	-	1,693

For the three months ended March 31, 2003
Product revenue:
Network revenues	$2,188,208	$-	$2,188,208
Mail revenues	972,255	-	972,255
Other revenues	-	16,914	16,914
Service revenues	18,811	27,793	46,604

Total revenues	3,179,274	44,707	3,223,981
Depreciation and amortization expense	12,465	698	13,163
Operating income	99,794	8,033	107,827

Interest income			868
Interest expense			(10,702)
Undistributed loss from joint venture			(1,539)

Income before income taxes			96,454
Capital expenditures	9,063	132	9,195
As of December 31, 2003
Total assets (as of December 31)	3,286,700	122,474	3,409,174
Investment in equity method investees	1,971	-	1,971

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

        Revenues earned by our Canadian PBM totaled $6.9 million and $4.9 million for the three months ended March 31, 2004 and 2003, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $33.2 million and $33.9 million as of March 31, 2004 and December 31, 2003, respectively. All other long-lived assets are domiciled in the United States.

Note 11 – Stock repurchase program

        The following is a summary of our stock repurchasing activity during the three months ended March 31, 2004 (share data in thousands):

Period	Shares purchased	Average price per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program
1/1/2004 – 1/31/2004	-	-	-	1,840
2/1/2004 – 2/29/2004	135	$ 73.26	135	1,705
3/1/2004 – 3/31/2004	-	-	-	1,705

2004 Total	135	$ 73.26	135

        We have one stock repurchase program, announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 10.0 million shares. There is no limit on the duration of the program. Approximately 8.3 million shares have been repurchased through March 31, 2004. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

        Information that we have included or incorporated by reference in this Quarterly Report on Form 10-Q, and information that may be contained in our other filings with the Securities and Exchange Commission (“SEC”) and our press releases or other public statements, contain or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations or intentions.

        Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

•	risks associated with our acquisitions (including our acquisition of CuraScript) which include integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses
•	risks associated with our ability to maintain growth rates, or to control operating or capital costs
•	continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contractswith key clients or providers
•	competition in the pharmacy benefit management industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers
•	adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, such as privacy regulations under the Health Insurance Portability and Accountability Act (“HIPAA”)), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations
•	increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments and agencies
•	adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•	risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston and other regulatory agencies, including the Department of Labor (“DOL”)
•	increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments and agencies
•	the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers
•	risks associated with the use and protection of the intellectual property we use in our business
•	risks associated with our leverage and debt service obligations, including the effect of certaincovenants in our borrowing agreements
•	risks associated with our ability to continue to develop new products, services and delivery channels
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	uncertainties regarding the implementation and the ultimate terms of proposed government initiatives, including the Medicare prescription drug benefit
•	increase in credit risk relative to our clients due to adverse economic trends
•	risks associated with our inability to attract and retain qualified personnel
•	other risks described from time to time in our filings with the SEC

        See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 – “Business” of our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

        As one of the largest full-service pharmacy benefit management (“PBM”) companies, we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our integrated PBM services include network claims processing, mail pharmacy services, specialty mail pharmacy claim fulfillment, benefit design consultation, drug utilization review, formulary management, disease management, and drug data analysis services. We also provide non-PBM services, through our Pharma Business Solutions unit, which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from pharmaceutical manufacturers for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients and verifying practitioner licensure and distribution of drug samples.

        We report two segments, PBM and non-PBM. We derive revenues primarily from the sale of PBM services in the United States and Canada. Revenue generated by our segments can be classified as tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our mail pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated through both our PBM and non-PBM segments represented 98.6% of revenues for the three months ended March 31, 2004 and March 31, 2003.

         On January 30, 2004, we acquired the outstanding capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for approximately $333.1 million which includes a purchase price adjustment for closing working capital and transaction costs. Consequently, our PBM operating results include those of CuraScript from January 30, 2004.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. Certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” and with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on February 25, 2004.

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

FACTORS AFFECTING ESTIMATE
The factors that could imact our estimates of rebates, rebates receivable and rebates payable are as follows:

•	Differences between the actual and the estimated number of rebatable prescriptions;
•	Differences between estimated aggregate allocation percentages and actual rebate allocation percentages calculated on a client-by-client basis;
•	Differences between actual and estimated market share of a manufacturer’s brand drug for our clients as compared to the national market share; and
•	Drug patent expirations.

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

OTHER ACCOUNTING POLICIES
In addition, we consider the following information about our accounting policies important for an understanding of our results of operations:

•	Revenues from dispensing prescriptions from our mail pharmacies are recorded when prescriptions are shipped. These revenues include the co-payment received from members of the health plans we serve.
•	Revenues from the sale of prescription drugs by retail pharmacies are recognized when the claim is processed. We do not include member co-payments to retail pharmacies in revenue or cost of revenue.
•	When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ member, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue and the total payments we make to the network pharmacy providers as cost of revenue.
•	When we merely administer a client’s network pharmacy contracts, to which we are not a party and under which we do not assume credit risk, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.
•	We administer two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers.
•	Gross rebates and administrative fees earned for the administration of our rebate programs, performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue.
•	When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue.
•	We distribute pharmaceuticals through patient assistance programs and earn a fee from the manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients
•	We earn a fee for the distribution of consigned pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network
•	Non-PBM product revenues earned through administering sample card programs for certain manufacturers. We include ingredient cost of those drug samples dispensed from retail pharmacies in our Non-PBM revenues and the associated costs for these samples card programs in cost of revenues.
•	Non-PBM service revenues include administrative fees for the verification of practitioner licensure and the distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended March 31,
(in thousands)	2004	Increase/ (Decrease)		2003
Product revenues
Network revenues	$2,337,254	6.8%		$2,188,208
Mail revenues	1,213,080	24.8%		972,255
Service revenues	21,963	16.8%		18,811

Total PBM revenues	3,572,297	12.4%		3,179,274
Cost of PBM revenues	3,361,503	12.8%		2,981,278

PBM gross profit	210,794	6.5%		197,996
PBM SG&A expenses	91,975	(6	.3)%	98,202

PBM operating income	$118,819	19.1%		$99,794

        Network pharmacy revenues increased $149.0 million, or 6.8%, and network pharmacy claims decreased by 3.2 million claims in the first quarter of 2004 over the same period of 2003. Network pharmacy revenues increased as a result of the following factors:

•	A 10.4% increase in the average revenue per network pharmacy claim over the same period last year resulted in a $218.6 million increase in overall network pharmacy revenues. Increases in average revenue per network pharmacy claims due to inflation were partially offset by a higher mix of generic claims and an increase in the average co-payment per retail pharmacy claim. Generic claims made up 50.4% of total network claims for the three months ended March 31, 2004 as compared to 47.9% of total network claims for the same period of 2003. The average co-payment per retail pharmacy claim increased by 8.5% in the first quarter of 2004 as compared to the first quarter of 2003. As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.
•	The decrease in network pharmacy claims resulted in a $73.3 million decrease in network pharmacy revenues in the first quarter of 2004 as compared to the first quarter of 2003. The decreases in network pharmacy claims volume is mainly due to client specific reductions from the third quarter of 2003. One client, emerging from bankruptcy, discontinued providing retiree benefits, one client was lost through a competitive bidding process, and a one-year contract with a state agency expired, as expected, as future claims will be processed by the state.

        The $240.8 million, or 24.8%, increase in mail pharmacy revenues for the first quarter of 2004 as compared to the first quarter of 2003 is attributable to the following factors:

•	Excluding CuraScript, we processed an additional 1.7 million claims in the first quarter of 2004 as compared to the first quarter of 2003. The increase in mail order claim volume resulted in a $219.7 million increase in mail order revenues. The increase in mail order volume is primarily due to the implementation of our contract with the DoD TRICARE Management Activity Program in March 2003.
•	The acquisition of CuraScript in January 2004 resulted in an $73.5 million increase in mail order revenues in the first quarter of 2004 as compared to the first quarter of 2003.
•	Excluding CuraScript, average revenue per mail order claim decreased by approximately 4.4% in the three months ended March 31, 2004 as compared to the same period of 2003. This change reduced mail order revenue by $52.4 million. The primary reason for the decrease in average revenue per mail order claim is the full inclusion of claims processed under the DoD TRICARE Management Activity mail program in the first quarter of 2004 as compared to one month during the first quarter of 2003. Under our contract with the DoD, we earn a fee per prescription filled by our mail order facility. Revenues and cost of revenues from the DoD contract do not include ingredient cost as inventory is replenished by the DoD through agreements with its suppliers. As a result, these claims have a dilutive effect on the average revenue per mail pharmacy claim. In addition, our generic fill rate increased to 39.2% in the first quarter of 2004 as compared to 37.1% for the first quarter of 2003. Our mail order generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications (i.e. therapies for diabetes, high cholesterol, etc.) commonly dispensed from mail order pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

        PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. The increase in PBM service revenues in the first quarter of 2004 as compared to the first quarter of 2003 is partially due to a payment of $5.5 million received in the first quarter of 2004 in connection with the early termination by a client in 2001. This increase was partially offset by the elimination of revenues from pharmaceutical manufacturers in support of certain clinical programs. This funding was completely phased out as of October 1, 2003.

        PBM cost of revenues increased $380.2 million, or 12.8%, in the first quarter of 2004 as compared to the same period in 2003 as a result of the following:

•	Net increases in the average cost per claim, mainly due to inflation, increased cost of revenues by approximately $355.8 million.
•	The addition of CuraScript's specialty mail pharmacy in January 2004 resulted in a $69.2 million increase in cost of revenues in the first quarter of 2004 as compared to the first quarter of 2003.
•	These increases were partially offset by lower claim volumes (on an unadjusted basis) which reduced PBM cost of revenues $44.6 million.

         Our PBM gross profit increased $12.8 million, or 6.5%, in the first quarter of 2004 over the same period of 2003. Increases in revenues from network inflation and higher mail order volumes were partially offset by inflationary increases in cost of revenues. Gross profit for the first quarter of 2003 was negatively impacted by a non-recurring reduction in gross profit of $15.0 million relating to previously collected pharmaceutical manufacturer fund which we decided to share with our clients.

        Selling, general and administrative expenses (“SG&A”) for the first quarter of 2004 decreased $6.2 million as compared to the first quarter of 2003. The first quarter of 2003 was negatively impacted by $4.8 million in costs incurred to facilitate start-up of our operations supporting the DoD TRICARE Management Activity mail pharmacy service.

        PBM operating income increased $19.0 million, or 19.1%, in the three months ended March 31, 2004 over the same period of 2003.

NON-PBM OPERATING INCOME

	Three Months Ended March 31,
(in thousands)	2004	Increase/ (Decrease)		2003
Product revenues	$27,963	65.3%		$16,914
Service revenues	27,555	(0	.9)%	27,793

Total non-PBM revenues	55,518	24.2%		44,707
Non-PBM cost of revenues	44,525	34.6%		33,090

Non-PBM gross profit	10,993	(5	.4)%	11,617
Non-PBM SG&A expenses	3,269	(8	.8)%	3,584

Non-PBM operating income	$7,724	(3	.8)%	$8,033

         Non-PBM product revenues increased $11.0 million, or 65.3%, in the three month ended March 31, 2004 over the three months ended March 31, 2003, mainly due to a higher mix of specialty distribution volumes in which we include ingredient cost of pharmaceuticals dispensed in our revenues. Non-PBM service revenues decreased slightly from $27.8 million during the three months ended March 31, 2003 to $27.6 million for the three months ended March 31, 2004, mainly due to the discontinuance, during 2003, of two patient assistance programs where we received fees for the delivery of certain drugs to doctors for their indigent patients. This decrease was partially offset by new programs were eligibility and other services are being provided.

         Non-PBM cost of revenues increased $11.4 million, or 34.6%, in the first quarter of 2004 as compared to the same period of 2003, mainly due to the additional volume in programs where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our Non-PBM revenues and cost of revenues (as discussed above). Gross profit decreased $0.6 million, or 5.4%, in the first quarter of 2004 as compared to the first quarter of 2003.

         Non-PBM SG & A decreased $0.3 million, or 8.8%, during the first quarter of 2004 as compared to the first quarter of 2003. The decrease is a result of efforts to control costs by integrating certain functions within our PMG and SDS operations.

         Non-PBM operating income decreased $0.3 million, or 3.8%, during the three months ended March 31, 2004 as compared to the same period of 2003.

OTHER (EXPENSE) INCOME

        In February 2001, we entered into an agreement with AdvancePCS and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years, with approximately $15.2 million invested through March 31, 2003. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the three months ended March 31, 2004 was $1.3 million ($0.8 million, net of tax) compared to $1.5 million ($0.9 million, net of tax) for the same period of 2003.

         The $2.1 million, or 20.9% increase in net interest expense for the three months ended March 31, 2004 as compared to the same period in 2003 is due to the write-off of deferred financing fees of $3.6 million as a result of refinancing our entire credit facility during the first quarter (see “—Liquidity and Capital Resource”). The increase from the write-off of deferred financing fees was partially offset by the favorable effects of a lower interest rate on outstanding principal balances.

PROVISION FOR INCOME TAXES

        Our effective tax rate increased slightly to 38.3% for the three months ended March 31, 2004 as compared to 38.2% for the three months ended March 31, 2003.

NET INCOME AND EARNINGS PER SHARE

        Net income increased $11.3 million, or 19.3%, for the three months ended March 31, 2004 over the same period of 2003. During 2003, we recorded a cumulative effect of change in accounting principle of $1.0 million, net of tax, related to our implementation of FAS 143, “Asset Retirement Obligations,” (see “—Other Matters”). Basic and diluted earnings per share increased 18.4% and 20.3%, respectively for the three months ended March 31, 2004 over the three months ended March 31, 2003.

        We account for employee stock options in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” We account for options using the intrinsic value method and have not recognized compensation expense for options granted. Had we used the fair value method and recognized compensation expense based on the fair value of options determined on the grant date, our net income and earnings per share for the three months ended March 31, 2004 and 2003 would have been $69.0 million, or $0.88 per diluted share and $55.5 million, or $0.70 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

         For the three months ended March 31, 2004, net cash provided by operations increased $3.3 million to $97.8 million from $94.4 million during the three months ended March 31, 2003. This increase reflects increased earnings of $11.3 million, a $10.1 million increase in non-cash adjustments to net income and a $2.5 million increase in depreciation and amortization. The increase in non-cash adjustments relate to higher tax benefits from the exercise of employee stock options during the first quarter of 2004 and to the $3.6 million write-off of deferred financing fees in conjunction with the refinancing of our credit facility in 2004. These increases were partially offset by net changes in our working capital components, including a decrease of $65.1 million resulting from the timing of payments to vendors, an increase of $34.6 million from improved inventory management and an increase of $11.6 million from reductions in other assets.

         Our capital expenditures for the three months ended March 31, 2004 decreased $1.5 million, or 15.8%, as compared to the same period of 2003. During the first quarter of 2003, we completed a new mail order facility in Tempe to provide mail order service under our contract with the DoD TRICARE Management Activity Program. We intend to continue to invest in technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

         As of March 31, 2004, we have repurchased a total of 8.2 million shares of our common stock under the stock repurchase program that we announced on October 25, 1996. As of March 31, 2004, approximately 6.4 million shares have been reissued in connection with employee compensation plans. Our Board of Directors has approved the repurchase of up to 10.0 million shares under our stock repurchase program. There is no limit on the duration of the program. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility and the Indenture under which our Senior Notes were issued.

CHANGES IN BUSINESS

        On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.1 million which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and will enhance our ability to provide comprehensive clinical services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $27.5 million and non-competition agreements in the amount of $3.0 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $277.7 million, which is not being amortized. The purchase price allocation is subject to refinement in the future pending finalization of intangible asset valuations and final assessment of deferred taxes at the acquisition date. The $333.1 million purchase price was financed with $210.0 million of cash on hand and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.

        We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2004 or thereafter.

        In January 2004, we entered into an agreement to provide PBM services for the Medicare discount program of Pharmacy Care Alliance, Inc. (“PCA”), a nonstock, not-for-profit entity jointly controlled by the National Association of Chain Drugstores (“NACDS”) and us. Our PBM services will include the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of claims. Under our agreement with PCA, we will establish enrollment and adjudication processes for PCA’s Medicare discount program and PCA will reimburse us for certain of the costs associated with these activities. We will begin processing claims under the program in June 2004.

        We have entered into an initial lending agreement with PCA, whereby we have committed to lend up to $4.0 million to PCA in the form of a revolving line of credit available over the next 18 months. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee the lesser of $2.0 million or 50% of the amounts outstanding on the revolving line of credit. As of March 31, 2004, $1.0 million is outstanding.

         We are also discussing with PCA an increase in the revolving line of credit from the initial $4.0 million up to $25.0 million. We expect to sign an amended credit agreement with PCA during the second quarter of 2004 to reflect that increase. The additional $21.0 million will be unsecured and used to fund PCA’s operating expenditures, as well as the start-up expenditures associated with the enrollment of cardholders by PCA and us.

        Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team. In regard to the extended revolving line of credit, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program. If enrollment falls materially short of expectations, it is possible that a portion, or all, of any unsecured borrowings under the line of credit could be written off in future quarters.

BANK CREDIT FACILITY

         In early February 2004, we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement (see Note 6) and on February 13, 2004, we refinanced our entire credit facility. We negotiated an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver, Term B and Term C loans outstanding under our previous credit facility. The newly established $400.0 million revolving credit facility is also available for general corporate purposes, including the early redemption of our Senior Notes which are callable beginning in June 2004. As a result of the renegotiation of our previous credit facility in February 2004, we recorded, in interest expense, charges of $3.6 million from the write-off of deferred financing fees. Outstanding principal under our Bank Credit Facility includes $200.0 million of Term A loans and $200.0 million of Term B loans at March 31, 2004.

         Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. To alleviate interest rate volatility, we have an interest rate swap arrangement (see Note 7). Under our new credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($400.0 million at March 31, 2004). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. Initially, the commitment fee will be 0.3% per annum. At March 31, 2004, the weighted average interest rate on the new facility was 2.65%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At March 31, 2004, we are in compliance with all covenants associated with our credit facility.

        To alleviate interest rate volatility on our variable rate loans, we have entered into interest rate swap arrangements, which are discussed in “—Market Risk” below.

BONDS

         In June 1999, we issued $250 million of 9.625% Senior Notes due 2009. Through March 31, 2004, we have repurchased approximately $45.5 million of Senior Notes on the open market. The Senior Notes, which require interest to be paid semi-annually on June 15 and December 15, are callable at 104.8125% beginning in June 2004. The Senior Notes are unconditionally and jointly and severally guaranteed by most of our wholly-owned domestic subsidiaries. The Senior Note indenture contains covenants limiting the indebtedness we may incur, the common shares we may repurchase, the dividends we may pay, investing activities we may engage in, and the amount of annual capital expenditures we may make. The covenants also establish a minimum interest coverage ratio. At March 31, 2004, we were in compliance with all covenants associated with the Senior Note indenture.

         On April 19, 2004, notice was provided to the holders of our Senior Notes of the pending redemption of all outstanding notes on June 15, 2004 at a redemption price of 104.8125%. Such notice is irrevocable. To the extent necessary, we will utilize borrowings under our revolving credit facility to finance the redemption. In conjunction with the redemption, we will incur charges of approximately $12.2 million ($7.5 million after-tax) for the redemption premium and the write-off of unamortized deferred financing fees. The write-off of approximately $2.4 million of unamoritized deferred financing fees represents a non-cash charge. These charges will be recorded as an increase in interest expense in the second quarter of 2004.

CONTRACTUAL OBLIGATIONS

         The following table sets forth our schedule of maturities of our long-term debt, excluding the deferred interest rate swap gain of $0.2 million, and future minimum lease payments due under noncancellable operating leases as of March 31, 2004 (in thousands):

	Payments Due by Period as of March 31,
Contractual obligations	Total	2004	2005 – 2006	2007 – 2008	After 2008
Long-term debt	$604,832	$16,584	$51,500	$119,000	$417,748
Future minimum lease
payments	109,367	17,164	42,154	32,971	17,078

Total contractual cash
obligations	$714,199	$33,748	$93,654	$151,971	$434,826

OTHER MATTERS

        As previously communicated, we received a comment letter from the SEC with respect to our Annual Report on For 10-K for 2001 and 2002 and subsequent reports on Form 10-Q. The issues raised by the SEC in regard to both segment reporting and the treatment of co-payments in retail pharmacy prescriptions have been resolved. The SEC has requested, and we have provided, information regarding the useful lives of customer contract intangible assets. The majority of our customer contract intangible assets have useful lives of 20 years and we amortize such assets on a straight-line basis. We believe that the useful lives assigned to our customer contract intangible assets and the amortization method selected are appropriate and are in compliance with FAS 142, “Goodwill and Other Intangible Assets.” To date, the SEC has not rquested any change to our accounting.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delays the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities requiring consolidation under FIN 46 and FIN46R. Therefore, we do not expect the adoption of these standards to have a material impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

MARKET RISK

        We use an interest rate swap agreement to manage the impact of interest rate fluctuations on future variable interest payments under our bank credit facility. As of March 31, 2004, our interest rate swap agreement fixes the variable interest rate payments on approximately $60 million of our debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $60 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The notional principal amount will decrease to $20 million in April 2004 and this swap will mature in April 2005.

        Our interest rate swap agreement is a cash flow hedge which requires us to pay fixed rates of interest, and which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $1.8 million, pre-tax, at March 31, 2004, is reported on the Unaudited Consolidated Balance Sheet in other liabilities. The related deferred loss on our swap agreements, $1.1 million, net of taxes, at March 31, 2004 is recorded in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized in income. For the three months ended March 31, 2004 and 2003, the loss on the ineffective portion of our swap agreement was not material to the consolidated financial statements.

        A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at March 31, 2004 would have caused an immaterial change in the fair value of the swap.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” above.

Item 4.        Controls and Procedures

        We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.

        During the fiscal quarter ended March 31, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

         We and/or the Company’s subsidiary, NPA, are defendants in several lawsuits that purport to be class actions, which were described in our Annual Report on Form 10-K for the year ended December 31, 2003. Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. Because these cases all are in their early stages and none of the cases has yet been certified by the court as a class action, we are unable to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations. The following developments have occurred since the Annual Report:

•	Deborah R. Bauer v. Express Scripts, Inc.o (Civil Action File No. 2002CV60672, Superior Court of Fulton County, Georgia). Plaintiff filed suit on October 29, 2002, claiming that we misclassified the prescription drug tamoxifen citrate as a brand drug. Plaintiff claims that tamoxifen citrate is a generic drug for purposes of determining the proper co-payment under her health plan. She seeks to prosecute her claim on behalf of a nationwide class of tamoxifen citrate users who are members of health benefit plans using our services. Plaintiff's motion for class certification, which we opposed, was denied by the court.
•
Lynch v. National Prescription Administrators, et al (Cause No. 03 CV 1303, United States District Court for the Southern District of New York). This action was filed on February 26, 2003. The plaintiff, a trustee of the Health and Welfare Fund and the Retiree Health and Welfare Fund of the Patrolmen’s Benevolent Association of the City of New York, alleges that certain business practices of NPA and the Company violate duties said to be owed to the class members, including duties under ERISA, state common law, and state consumer protection statutes. The putative class consists of all current and former self-funded ERISA and non-ERISA employee benefit plans for which NPA or the Company served as PBM. The suit seeks unspecified monetary damages and declaratory and injunctive relief. We filed a motion to transfer this case to the Eastern District of Missouri, which motion was denied. We have recently filed answers denying liability.

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

Item 6.         Exhibits and Reports on Form 8-K

(a) Exhibits. See Index to Exhibits below.
(b) Reports on Form 8-K.
(i)	On January 15, 2004, we furnished a Current Report on Form 8-K, January 15, 2004, under Item 9, regarding a press release we issued jointly with the National Association of Chain Drug Stores with respect to a proposed Medicare discount card.

(ii)	On February 18, 2004, we filed and/or furnished a Current Report on Form 8-K, dated February 17, 2004, under Items 2 and 9 regarding our acquisition of acquisition of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc.

(iii)	On February 25, 2004, we filed and/or furnished a Current Report on Form 8-K, dated February 24, 2004, under Items 5, 7 and 12, regarding a press release we issued concerning our financial performance for the year ending December 31, 2003.

(iv)	On March 25, 2004, we furnished a Current Report on Form 8-K, dated March 25, 2004, under Item 9 regarding a press release we issued announcing the selection of a new Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC (Registrant)

Date: April 28, 2004	By: /s/ Barrett A. Toan
Barrett A. Toan, Chairman of the Board and Chief Executive Officer
Date: April 28, 2004	By: /s/ Edward Stiften
Edward Stiften, Sr. Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit
2.1[1]	Stock Purchase Agreement, dated December 19, 2003, by and among the Company, CPS Holdings, LLC, CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed December 24, 2003

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.
3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ending December 31, 2000.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the "Registration Statement").
4.2	Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-4 filed August 4, 1999 (No. 333-83133) (the “S-4 Registration Statement”).

4.3	Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999.

4.4	Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.5	Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.6	Asset Acquisition Agreement dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company's amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.7	Rights Agreement, dated as of July 25, 2001, between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001.

4.8	Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company
31.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

___________________
1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.