Form 10-Q
period 2004-06-30
EXPRESS SCRIPTS INC
filed 2004-07-29
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004.
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
Yes  X        No ___

Common stock outstanding as of June 30, 2004:                                                             77,587,507 Shares

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
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities – (Not Applicable)
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information – (Not Applicable)
Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

(in thousands, except share data)	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$117,713	$396,040
Receivables, net	1,082,532	1,011,154
Inventories	137,208	116,375
Deferred taxes	16,024	15,346
Prepaid expenses and other current assets	27,948	21,220

Total current assets	1,381,425	1,560,135
Property and equipment, net	174,666	177,312
Goodwill, net	1,705,649	1,421,493
Other intangible assets, net	251,073	232,059
Other assets	31,842	18,175

Total assets	$3,544,655	$3,409,174

Liabilities and Stockholders' Equity
Current liabilities:
Claims and rebates payable	$1,169,021	$1,178,321
Accounts payable	285,697	232,290
Accrued expenses	195,250	215,797
Current maturities of long-term debt	22,000	--

Total current liabilities	1,671,968	1,626,408
Long-term debt	397,650	455,018
Other liabilities	156,677	133,755

Total liabilities	2,226,295	2,215,181

Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	--	--
Common Stock, $0.01 par value per share, 275,000,000 and 181,000,000 shares authorized, respectively, and 79,782,000 and 79,795,000 shares
issued and outstanding, respectively	797	798
Additional paid-in capital	479,874	484,663
Unearned compensation under employee compensation plans	(22,427)	(23,302)
Accumulated other comprehensive income	3,585	3,638
Retained earnings	999,933	864,550

	1,461,762	1,330,347
Common Stock in treasury at cost, 2,194,000 and 2,223,000
shares, respectively	(143,402)	(136,354)

Total stockholders' equity	1,318,360	1,193,993

Total liabilities and stockholders' equity	$3,544,655	$3,409,174

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Revenues [1]	$3,779,505	$3,334,197	$7,407,320	$6,558,178
Cost of revenues [1]	3,555,983	3,116,962	6,962,011	6,131,330

Gross profit	223,522	217,235	445,309	426,848
Selling, general and administrative	96,723	106,955	191,967	208,741

Operating income	126,799	110,280	253,342	218,107

Other (expense) income:
Undistributed loss from joint venture	(1,460)	(1,545)	(2,800)	(3,084)
Interest income	801	721	1,625	1,589
Interest expense	(20,160)	(14,040)	(32,870)	(24,742)

	(20,819)	(14,864)	(34,045)	(26,237)

Income before income taxes	105,980	95,416	219,297	191,870
Provision for income taxes	40,560	36,410	83,914	73,215

Income before cumulative effect of accounting change	65,420	59,006	135,383	118,655
Cumulative effect of accounting change, net of tax	--	--	--	(1,028)

Net income	$65,420	$59,006	$135,383	$117,627

Basic earnings per share:
Before cumulative effect of accounting change	$0.85	$0.75	$1.75	$1.52
Cumulative effect of accounting change	--	--	--	(0.01)

Net income	$0.85	$0.75	$1.75	$1.51

Weighted average number of common shares
Outstanding during the period - Basic EPS	77,254	78,366	77,293	77,959

Diluted earnings per share:
Before cumulative effect of accounting change	$0.83	$0.74	$1.72	$1.49
Cumulative effect of accounting change	--	--	--	(0.01)

Net income	$0.83	$0.74	$1.72	$1.48

Weighted average number of common shares
Outstanding during the period - Diluted EPS	78,552	80,021	78,529	79,366

1 Excludes estimated retail pharmacy co-payments of $1,387,488 and $1,338,804 for the three months ended June 30, 2004 and 2003, respectively, and $2,784,599 and $2,669,558 for the six months ended June 30, 2004 and 2003, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2003	79,795	$798	$484,663	$(23,302)	$3,638	$864,550	$(136,354)	$1,193,993

Comprehensive income:
Net income	--	--	--	--	--	135,383	--	135,383
Other comprehensive income:
Foreign currency
translation adjustment	--	--	--	--	(1,032)	--	--	(1,032)
Realized and unrealized gains
on derivative financial
instruments, net of taxes	--	--	--	--	979	--	--	979

Comprehensive income	--	--	--	--	(53)	135,383	--	135,330
Treasury stock acquired	--	--	--	--	--	--	(52,146)	(52,146)
Changes in stockholders' equity
related to employee stock plans	(13)	(1)	(4,789)	875	--	--	45,098	41,183

Balance at June 30, 2004	79,782	$797	$479,874	$(22,427)	$3,585	$999,933	$(143,402)	$1,318,360

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Net income	$135,383	$117,627
Adjustments to reconcile net income to net cash
provided by operating activities, excluding
the effect of the acquisition:
Depreciation and amortization	32,825	26,394
Non-cash adjustments to net income	43,512	48,546
Net changes in operating assets and liabilities	(58,409)	(71,969)

Net cash provided by operating activities	153,311	120,598

Cash flows from investing activities:
Purchases of property and equipment	(17,354)	(21,562)
Acquisition, net of cash acquired, and investment in joint venture	(331,058)	2,924
Loan to Pharmacy Care Alliance	(11,300)	--
Other	96	10

Net cash used in investing activities	(359,616)	(18,628)

Cash flows from financing activities:
Proceeds from long-term debt	675,000	--
Repayment of long-term debt	(734,955)	(110,430)
Proceeds from revolving credit line, net	25,000	25,000
Treasury stock acquired	(52,146)	(45,228)
Deferred financing fees	(6,032)	--
Net proceeds from employee stock plans	21,515	30,422

Net cash used in financing activities	(71,618)	(100,236)

Effect of foreign currency translation adjustment	(404)	2,174

Net (decrease) increase in cash and cash equivalents	(278,327)	3,908
Cash and cash equivalents at beginning of period	396,040	190,654

Cash and cash equivalents at end of period	$117,713	$194,562

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

        Certain of our significant accounting policies are described below. Other financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on February 25, 2004. For a full description of our accounting policies, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2004, the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2004, and the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

REVENUE RECOGNITION

        Revenues from our pharmacy benefit management (“PBM”) segment are earned by dispensing prescriptions from our mail pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs (see also “—Rebate Accounting”).

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

        In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. We have no information regarding actual co-payments collected. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $1.4 billion and $1.3 billion for the three months ended June 30, 2004 and 2003, respectively, and $2.8 billion and $2.7 billion for the six months ended June 30, 2004 and 2003, respectively, are excluded from revenues and cost of revenues.

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

COST OF REVENUES

        Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “—Rebate Accounting”).

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

GOODWILL

        Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the provisions of Financial Accounting Statement No. (“FAS”) 142, “Goodwill and Other Intangible Assets,” we perform our annual impairment testing during the fourth quarter of each year. No impairment test performed to date has indicated any impairment.

OTHER INTANGIBLE ASSETS

        Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements. Other intangible assets, excluding customer contracts, are recorded at cost. Customer contracts are valued based on discounted cash flows over the expected life of the intangible asset. Excluding trade names, which have an indefinite life, other intangible assets are amortized on a straight-line basis over periods from two to 20 years.

IMPAIRMENT OF LONG-LIVED ASSETS

        We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets and the loan to Pharmacy Care Alliance (described in Note 2), may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed as of June 30, 2004 and December 31, 2003. Absent events or circumstances indicating an impairment of goodwill, we perform an annual goodwill impairment test during the fourth quarter.

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

EMPLOYEE BASED COMPENSATION

        We account for employee stock options in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because we grant options at a price equal to market value at the time of grant. FAS 123, “Accounting for Stock-Based Compensation” prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the estimated fair value of options at the grant date for the six months ended June 30, 2004 and 2003 (see also Note 8):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported(1)	$65,420	$59,006	$135,383	$117,627
Less: Employee stock-based
compensation expense determined
using fair-value based method for
stock-based awards, net of tax(2)	(369)	(2,223)	(1,352)	(5,326)

Pro forma net income	$65,051	$56,783	$134,031	$112,301

Basic earnings per share
As reported	$0.85	$0.75	$1.75	$1.51
Pro forma	0.84	0.73	1.73	1.44

Diluted earnings per share
As reported	$0.83	$0.74	$1.72	$1.48
Pro forma	0.83	0.71	1.71	1.41

(1)     Net income, as reported, includes stock-based compensation expense for the three months ended June 30, 2004 and 2003 of $1,352 ($2,190 pre-tax) and $1,177 ($1,904 pre-tax), respectively, and for the six months ended June 30, 2004 and 2003 of $2,738 ($4,434 pre-tax) and $1,710 ($2,765 pre-tax), respectively, related to restricted shares of Common Stock awarded to certain of our officers and employees.

(2)     The decrease in pro forma compensation expense is due to the forfeiture of options during the year which resulted in expense reductions of $876 and $3,190 during the three and six months ended June 30, 2004, respectively.

NEW ACCOUNTING GUIDANCE

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delays the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities requiring consolidation under FIN 46 and FIN 46R. Therefore, we do not expect the adoption of these standards to have a material impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

Note 2 – Changes in business

        On January 30, 2004, we acquired the outstanding capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for approximately $333.2 million which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and will enhance our ability to provide comprehensive clinical services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $284.7 million and trade names in the amount of $1.3 million, which are not being amortized. The purchase price allocation is subject to refinement in the future pending finalization of intangible asset valuations and final assessment of deferred taxes at the acquisition date. The $333.2 million purchase price was financed with $210.0 million of cash on hand and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.

        In January 2004, we entered into an agreement to provide PBM services for the Medicare discount program of Pharmacy Care Alliance, Inc. (“PCA”), a nonstock, not-for-profit entity jointly controlled by the National Association of Chain Drugstores (“NACDS”) and us. Our PBM services include the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of prescription claims.

        During the first quarter of 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $4.0 million to PCA in the form of a revolving line of credit available over the next 18 months. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee the lesser of $2.0 million or 50% of the amounts outstanding on the revolving line of credit.

        In the second quarter of 2004, we signed an amended credit agreement with PCA which increased the revolving line of credit available to PCA from the initial $4.0 million to $17.0 million. The additional $13.0 million will be unsecured and used to fund PCA’s operating expenditures, as well as the start-up expenditures associated with the enrollment of cardholders by PCA and by us. As of June 30, 2004, we have loaned PCA $11.3 million, which is included in other long-term assets on the Unaudited Consolidated Balance Sheet.

Note 3 – Receivables, net

        Included in receivables, net, as of June 30, 2004 and December 31, 2003, is an allowance for doubtful accounts of $32.9 million and $28.6 million, respectively. The increase in the allowance for doubtful accounts is primarily due to the inclusion of CuraScript opening balances as a result of our January 2004 acquisition.

        As of June 30, 2004 and December 31, 2003, unbilled receivables were $605.7 million and $603.5 million, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

Note 4 – Goodwill and other intangibles

        The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,790,348	$106,835	$1,506,242	$106,885
Non-PBM	22,136	--	22,136	--

	$1,812,484	$106,835	$1,528,378	$106,885

Other intangible assets
PBM (1)
Customer contracts (1)	$293,400	$77,425	$264,831	$70,180
Other (1)	64,348	33,859	67,592	35,064

	357,748	111,284	332,423	105,244

Non-PBM
Customer contracts	4,000	1,166	4,000	917
Other	1,880	105	1,880	83

	5,880	1,271	5,880	1,000

Total other intangible assets	$363,628	$112,555	$338,303	$106,244

(1)

As a result of our acquisition of the capital stock of CuraScript, we preliminarily recorded PBM goodwill, customer contracts, trade names, and other intangible assets of $284.7 million, $28.7 million, $1.3 million, and $2.7 million, respectively (See Note 2). Write-offs of deferred financing fees due to the redemption of our Senior Notes and the refinancing of our bank credit facility (see Note 6) resulted in changes in other intangible assets from December 31, 2003 to June 30, 2004. Changes in goodwill and accumulated amortization from December 31, 2003 to June 30, 2004 are also a result of changes in foreign currency exchange rates.

        The aggregate amount of amortization expense of other intangible assets was $7.0 million and $6.9 million for the three months ended June 30, 2004 and 2003, respectively, and $13.7 million and $13.2 million for the six months ended June 30, 2004 and 2003, respectively. The future aggregate amount of amortization expense of other intangible assets is approximately $14.2 million for 2004, $26.5 million for 2005, $22.4 million for 2006, $17.6 million for 2007, $17.2 million for 2008, and $16.0 million for 2009. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and six years for other intangible assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares
outstanding during the period - Basic EPS	77,254	78,366	77,293	77,959
Outstanding stock options	1,085	1,479	1,032	1,244
Executive deferred compensation plan	46	48	45	47
Restricted stock awards	167	128	159	116

Weighted average number of common shares
outstanding during the period - Diluted EPS	78,552	80,021	78,529	79,366

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Note 6 – Financing

        In early February 2004, we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement and on February 13, 2004, we refinanced our entire credit facility. We negotiated an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver, Term B and Term C loans outstanding under our previous credit facility. In June 2004, we made scheduled payments on our Term A and Term B loans of $5.0 million and $0.5 million, respectively. We had net borrowings of $25.0 million under our revolving credit facility during the three months ended June 30, 2004.

        Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. To alleviate interest rate volatility, we have an interest rate swap arrangement (see Note 7). Under our new credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($375.0 million at June 30, 2004). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. The commitment fee is currently 0.25% per annum.

        At June 30, 2004, the weighted average interest rate on the new facility was 2.73%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At June 30, 2004, we are in compliance with all covenants associated with our credit facility.

        On June 15, 2004, we redeemed all of our outstanding Senior Notes ($204.4 million) at a redemption price of 104.8125% by using internally generated cash and a portion of our $400 million revolving credit facility. As a result of the redemption, we recorded in interest expense charges of approximately $12.3 million ($7.6 million after-tax) representing a redemption premium of $9.8 million and the write-off of unamortized deferred financing fees.

        The following represents the schedule of current maturities for our long-term debt at June 30, 2004 excluding the deferred gain ($0.2 million at June 30, 2004) from the restructuring of an interest rate swap agreement in 2000 (amounts in thousands):

Year Ended December 31,
2004	$11,000
2005	22,000
2006	29,500
2007	39,500
2008	79,500
Thereafter	238,000

$419,500

Note 7 – Derivative financial instruments

        We use an interest rate swap agreement to manage our interest rate risk on future variable interest payments. At June 30, 2004, our swap agreement fixes the variable interest rate payments on approximately $20 million of debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $20 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The swap will mature in April 2005.

        Our present interest rate swap agreement is a cash flow hedge which requires us to pay fixed-rates of interest, and which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $0.9 million at June 30, 2004, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $0.6 million at June 30, 2004, is deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized as an expense. For the three and six months ended June 30, 2004 and 2003, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

Note 8 – Stock-based compensation plans

        We apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share for the three months ended June 30, 2004 and 2003 would have been $65.1 million, or $0.83 per diluted share and $56.8 million or $0.71 per diluted shares, respectively, and our net income and earnings per share for the six months ended June 30, 2004 and 2003 would have been $134.0 million or $1.71 per diluted share and $112.3 million or $1.41 per diluted share, respectively (see also Note 1).

        The fair value of options granted (which is amortized over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life of option	3-5 years	3-10 years	3-5 years	3-10 years
Risk-free interest rate	1.97%-3.85%	1.23%-3.71%	1.97%-3.85%	1.23%-3.71%
Expected volatility of stock	46%-47%	53	46%-47%	53%
Expected dividend yield	None	None	None	None

        A summary of the status of our fixed stock option plans as of June 30, 2004 and 2003, and changes during the periods ending on those dates are presented below.

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
(share data in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,016	$35.96	5,594	$31.50
Granted	468	$73.69	73	$64.36
Exercised	(635)	$32.19	(1,402)	$22.89
Forfeited/Cancelled	(194)	$50.77	(35)	$42.70

Outstanding at end of period	3,655	$40.66	4,230	$34.83

Options exercisable at period end	2,277		2,151

Weighted-average fair value of
options granted during the year	$28.95		$31.28

        The following table summarizes information about fixed stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 6/30/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 6/30/04	Weighted-Average Exercise Price
$7.44-21.20	519	3.1	$16.63	507	$16.57
25.81-32.84	883	5.0	28.13	764	28.39
33.69-46.44	783	4.2	38.51	537	38.01
46.48-54.19	841	4.2	48.17	406	47.98
54.90-78.36	629	6.1	70.70	63	58.39

$7.44-78.36	3,655	4.6	$40.66	2,277	$32.35

Note 9 – Segment reporting

        We report segments on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Effective in December 2003, our self-injectibles business unit became part of our domestic PBM operating segment and our remaining service lines (Specialty Distribution Services ("SDS") and Phoenix Marketing Group ("PMG")) merged into a single Non-PBM operating segment, Pharma Business Solutions. Our 2003 data has been recast to reflect the change in our operations and reporting segments.

        Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three and six months ended June 30, 2004 and 2003:

(in thousands)	PBM	Non-PBM	Total
Three months ended June 30, 2004
Product revenues
Network revenues	$2,365,476	$--	$2,365,476
Mail revenues	1,337,237	--	1,337,237
Other revenues	--	27,130	27,130
Service revenues	19,022	30,640	49,662

Total revenues	3,721,735	57,770	3,779,505
Depreciation and amortization expense	16,030	1,090	17,120
Operating income	116,143	10,656	126,799

Interest income			801
Interest expense			(20,160)
Undistributed loss from joint venture			(1,460)

Income before income taxes			105,980
Capital expenditures	8,560	1,055	9,615

Three months ended June 30, 2003
Product revenue:
Network revenues	$2,303,311	$--	$2,303,311
Mail revenues	964,119	--	964,119
Other revenues	--	20,343	20,343
Service revenues	17,787	28,637	46,424

Total revenues	3,285,217	48,980	3,334,197
Depreciation and amortization expense	12,461	770	13,231
Operating income	100,328	9,952	110,280

Interest income			721
Interest expense			(14,040)
Undistributed loss from joint venture			(1,545)

Income before income taxes			95,416
Capital expenditures	10,838	1,530	12,368

Six months ended June 30, 2004
Product revenues
Network revenues	$4,702,729	$--	$4,702,729
Mail revenues	2,550,317	--	2,550,317
Other revenues	--	55,093	55,093
Service revenues	40,986	58,195	99,181

Total revenues	7,294,032	113,288	7,407,320
Depreciation and amortization expense	30,784	2,041	32,825
Operating income	233,713	19,629	253,342

Interest income			1,625
Interest expense			(32,870)
Undistributed loss from joint venture			(2,800)

Income before income taxes			219,297
Capital expenditures	12,578	4,776	17,354

Six months ended June 30, 2003
Product revenue:
Network revenues	$4,491,519	$--	$4,491,519
Mail revenues	1,936,374	--	1,936,374
Other revenues	--	37,257	37,257
Service revenues	36,598	56,430	93,028

Total revenues	6,464,491	93,687	6,558,178
Depreciation and amortization expense	24,925	1,469	26,394
Operating income	199,604	18,503	218,107

Interest income			1,589
Interest expense			(24,742)
Undistributed loss from joint venture			(3,084)

Income before income taxes			191,870
Capital expenditures	21,562	--	21,562

As of June 30, 2004
Total assets	$3,413,479	$131,176	$3,544,655
Investment in equity method investees	895	--	895

As of December 31, 2003
Total assets	$3,286,700	$122,474	$3,409,174
Investment in equity method investees	1,971	--	1,971

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

        Revenues earned by our Canadian PBM totaled $6.1 million and $10.2 million for the three months ended June 30, 2004 and 2003, respectively, and $13.0 million and $5.3 million for the six months ended June 30, 2004 and 2003, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $32.4 million and $33.9 million as of June 30, 2004 and December 31, 2003, respectively. All other long-lived assets are domiciled in the United States.

Note 10 – Subsequent Events

         On July 12, 2004, the Company received a Notice of Proposed Litigation from the Office of the Attorney General of the State of New York. On July 21, 2004, we received a Civil Investigative Demand from the Attorney General of the State of Vermont, and we have been advised that we will receive identical subpoenas or civil investigative demands from the Attorneys General of 18 other states (see “–Legal Proceedings”). In light of these recent developments, we will evaluate the adequacy of legal reserves previously established and may increase such reserves in the third quarter in an amount presently estimated to range from $15.0 million to $20.0 million.

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

        Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

•	risks associated with our acquisitions (including our acquisition of CuraScript) which include integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses
•	risks associated with our ability to maintain growth rates, or to control operating or capital costs
•	continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contracts with key clients or providers
•	competition in the PBM industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers
•	adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, such as privacy regulations under the Health Insurance Portability and Accountability Act (“HIPAA”)), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations
•	adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•	risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston, other regulatory agencies including the Department of Labor, and various state attorneys general
•	increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments and agencies
•	the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing,discount or other practices of pharmaceutical manufacturers
•	risks associated with the use and protection of the intellectual property we use in our business
•	risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	risks associated with our ability to continue to develop new products, services and delivery channels
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	uncertainties regarding the implementation and the ultimate terms of proposed government initiatives, including the Medicareprescription drug benefit
•	increase in credit risk relative to our clients due to adverse economic trends
•	risks associated with our inability to attract and retain qualified personnel
•	other risks described from time to time in our filings with the SEC

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

        We report two segments, PBM and non-PBM. We derive revenues primarily from the sale of PBM services in the United States and Canada. Revenue generated by our segments can be classified as tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our mail pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated through both our PBM and non-PBM segments represented 98.7% of revenues for the three and six months ended June 30, 2004 as compared to 98.6% for the three and six months ended June 30, 2003.

        On January 30, 2004, we acquired the outstanding capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for approximately $333.2 million which includes a purchase price adjustment for closing working capital and transaction costs. Consequently, our PBM operating results include those of CuraScript from January 30, 2004.

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

FACTORS AFFECTING ESTIMATE
The factors that could impact our estimates of rebates, rebates receivable and rebates payable are as follows:

•	Differences between the actual and the estimated number of rebatable prescriptions;
•	Differences between estimated aggregate allocation percentages and actual rebate allocation percentages calculated on a client-by-client basis;
•	Differences between actual and estimated market share of a manufacturer’s brand drug for our clients as compared to the national market share;
•	and Drug patent expirations.

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

FACTORS AFFECTING ESTIMATE
Self-insurance reserves are based on management’s estimates of the aggregate liability of the costs of legal claims including estimated costs to defend such claims. We do not have significant experience with certain of these types of cases. As such, differences between actual costs and management’s estimates could be significant. In addition, actuaries do not have a significant history with the PBM industry. Changes to assumptions used in the development of these reserves can affect net income in a given period. In addition, changes in the legal environment and number and nature of claims could impact our estimate.

OTHER ACCOUNTING POLICIES

In addition, we consider the following information about our accounting policies important for an understanding of our results of operations:

•	Revenues from dispensing prescriptions from our mail pharmacies are recorded when prescriptions are shipped. These revenues include the co-payment received from members of the health plans we serve.
•	Revenues from the sale of prescription drugs by retail pharmacies are recognized when the claim is processed. We do not include member co-payments to retail pharmacies in revenue or cost of revenue.
•	When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ member, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue and the total payments we make to the network pharmacy providers as cost of revenue.
•	When we merely administer a client’s network pharmacy contracts, to which we are not a party and under which we do not assume credit risk, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.
•	We administer two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers.
•	Gross rebates and administrative fees earned for the administration of our rebate programs, performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue.
•	When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue.
•	We distribute pharmaceuticals through patient assistance programs and earn a fee from the manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients.
•	We earn a fee for the distribution of consigned pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network.
•	Non-PBM product revenues include revenues earned through administering sample card programs for certain manufacturers. We include ingredient cost of those drug samples dispensed from retail pharmacies in our Non-PBM revenues and the associated costs for these samples card programs in cost of revenues.
•	Non-PBM service revenues include administrative fees for the verification of practitioner licensure and the distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2004	Increase/ (Decrease)		2003	2004	Increase/ (Decrease)		2003
Product revenues
Network revenues	$2,365,476	2.7%		$2,303,311	$4,702,729	4.7%		$4,491,519
Mail revenues	1,337,237	38.7%		964,119	2,550,317	31.7%		1,936,374
Service revenues	19,022	6.9%		17,787	40,986	12.0%		36,598

Total PBM revenues	3,721,735	13.3%		3,285,217	7,294,032	12.8%		6,464,491
Cost of PBM revenues	3,511,510	14.0%		3,081,185	6,873,013	13.4%		6,062,463

PBM Gross Profit	210,225	3.0%		204,032	421,019	4.7%		402,028
PBM SG&A expenses	94,082	(9	.3)%	103,704	187,306	(7	.5)%	202,424

PBM operating income	$116,143	15.8%		$100,328	$233,713	17.1%		$199,604

        Network pharmacy revenues increased $62.2 million, or 2.7%, and $211.2 million, or 4.7%, during the three and six months ended June 30, 2004 as compared to the same periods of 2003. Network pharmacy revenues increased partially as a result of the following factors:

•	For the three months ended June 30, 2004, a 2.9% increase in the average revenue per network pharmacy claim over the same period last year resulted in a $66.3 million increase in overall network pharmacy revenues. Increases in average revenue per network pharmacy claims due to inflation were partially offset by a higher mix of generic claims and an increase in the average co-payment per retail pharmacy claim. Generic claims made up 50.6% of total network claims (excluding claims for the DoD TRICARE Retail Pharmacy program for which revenues are included in service revenues rather than network pharmacy revenues) for the three months ended June 30, 2004 as compared to 47.6% of total network claims for the same period of 2003. The average co-payment per retail pharmacy claim increased by 9.1% in the second quarter of 2004 as compared to the same quarter of 2003. As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.
•	Excluding CuraScript, network pharmacy claims decreased 0.4 million to 95.6 million in the second quarter of 2004 from 96.0 million in the second quarter of 2003, resulting in a $10.2 million decrease in network pharmacy revenues in the second quarter of 2004 as compared to the same quarter of 2003. The decreases in network pharmacy claims volume is mainly due to client specific reductions from the third quarter of 2003. One client, emerging from bankruptcy, discontinued providing retiree benefits, one client was lost through a competitive bidding process, and a one-year contract with a state agency expired, as expected, as future claims will be processed by the state. These decreases were partially offset by new business which started during the second quarter.
•	For the six months ended June 30, 2004, the average revenue per network pharmacy claim increased 6.5% over the same period of 2003 resulting in a $286.6 million increase in overall network pharmacy revenues. Increases in average revenue per network pharmacy claims due to inflation were partially offset by a higher mix of generic claims and an increase in the average co-payment per retail pharmacy claim. Generic claims made up 50.0% of total network claims (excluding claims for the DoD TRICARE Retail Pharmacy program for which revenues are included in service revenues rather than network pharmacy revenues) for the six months ended June 30, 2004 as compared to 47.7% of total network claims for the same period of 2003. The average co-payment per retail pharmacy claim increased by 9.4% in the second quarter of 2004 as compared to the same quarter of 2003.
•	Excluding CuraScript, network pharmacy claims for the six months ended June 30, 2004 decreased 3.7 million, to 189.0 million, over the same period in 2004 resulting in an $85.3 million decrease in network pharmacy revenues. The decreases in network pharmacy claims volume is mainly due to client specific reductions from the third quarter of 2003 as described above. These decreases were partially offset by new business which started during the second quarter.
•	The acquisition of CuraScript resulted in an increase of network pharmacy revenues of $6.0 million and $9.9 million for the three and six months ended June 30, 2004, respectively. The acquisition also increased claims counts for the three and six months ended June 30, 2004 by 0.1 million and 0.2 million, respectively.

        The $373.1 million, or 38.7%, increase in mail pharmacy revenues for the second quarter of 2004 as compared to the second quarter of 2003 is attributable to the following factors:

•	Excluding CuraScript, we processed an additional 1.4 million claims in the second quarter of 2004 as compared to the second quarter of 2003. The increase in mail order claim volume is partially due to new clients and greater usage of our mail order pharmacies by members of existing clients. This increase in volume resulted in a $161.0 million increase in mail order revenues.
•	The acquisition of CuraScript resulted in additional mail order claims of 0.3 million and a $158.3 million increase in mail order revenues in the second quarter of 2004 as compared to the second quarter of 2003.
•	Excluding CuraScript, average revenue per mail order claim increased by approximately 4.8% in the six months ended June 30, 2004 as compared to the same period of 2003, representing additional mail pharmacy revenue of $53.8 million. The increase in mail pharmacy revenue is primarily due to inflation which was partially offset by an increase in our generic fill rate from 37.2% in the second quarter of 2003 to 38.8% for the current quarter. Our mail order generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications (i.e. therapies for diabetes, high cholesterol, etc.) commonly dispensed from mail order pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

        The $613.9 million, or 31.7%, increase in mail pharmacy revenues for the first six months of 2004 as compared to the ssame period of 2003 is attributable to the following factors:

•	Excluding CuraScript, we processed an additional 3.0 million claims in the six months ended June 30, 2004 as compared to the same period in 2003, resulting in a $378.0 million increase in mail pharmacy revenues. The increase in mail order claim volume is primarily due to the implementation of new clients, including the contract with the DoD TRICARE Management Activity Program in March 2003, as well as increased usage of our mail order pharmacies by members of existing clients.
•	The acquisition of CuraScript resulted in additional mail order claims of 0.4 million and a $231.8 million increase in mail order revenues in the six months ended June 30, 2004 as compared to the same period of 2003.
•	Average revenue per mail order claim for the six months ended June 30, 2004 (excluding CuraScript) changed little from the same period of 2003. Increases in mail order revenue per claim from inflation was almost completely offset by the impact of our contract with the DoD TRICARE Management Activity Program and by increases in our generic fill rate from 37.1% for the six months ended June 30, 2003 to 39.0% for the same period of 2004. Under our contract with the DoD we earn a fee per prescription filled by our mail order facility. Revenues and cost of revenues from the DoD contract do not include ingredient cost as inventory is replenished by the DoD through agreements with its suppliers. As a result, these claims have a dilutive effect on the average revenue per mail pharmacy claim.

        PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. The $1.2 million increase in PBM service revenues in the second quarter of 2004 as compared to the second quarter of 2003 is primarily due to the implementation of our contract with the DoD TRICARE Retail Pharmacy (“TRICARE”) program in June 2004. The increase from the implementation of the TRICARE contract was partially offset by the elimination of revenues from pharmaceutical manufacturers in support of certain clinical programs. This funding was completely phased out as of October 1, 2003.

        The $4.4 million, or 12.0%, increase in PBM service revenues in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is partially due to a payment of $5.5 million received in the first quarter of 2004 in connection with the early termination by a client in 2001 as well as the implementation of the TRICARE contract in June 2004. These increases were partially offset by elimination of revenues from pharmaceutical manufacturers in support of certain clinical programs, as mentioned above.

        PBM cost of revenues increased $430.3 million, or 14.0%, and $810.6 million, or 13.4%, in the three and six months ended June 30, 2004 as compared to the same periods in 2003 as a result of the following:

•	Net increases in the average cost per claim, mainly due to inflation, increased cost of revenues by approximately $253.1million and $606.4 million in the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003. Average cost per claim in the second quarter was also impacted by $1.6 million of start-up costs incurred in June 2004 as a result of the implementation of the TRICARE program.
•	The addition of CuraScript’s specialty mail pharmacy in January 2004 resulted in increases of $149.6 million and $222.3 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003.
•	Excluding CuraScript, integrated claims (on an unadjusted basis) increased 0.9 million in the second quarter of 2004 as compared to the same quarter of 2003 resulting in a $27.6 million increase in PBM cost of revenues.
•	For the six months ended June 30, 2004, integrated claims (on an unadjusted basis), excluding CuraScript, decreased 0.6 million as compared to the six months ended June 30, 2003, resulting in a $18.1 million decrease in PBM cost of revenues.

        Our PBM gross profit increased $6.2 million, or 3.0%, and $19.0 million, or 4.7%, respectively, for the three and six months ended June 30, 2004. Increases in revenues from network inflation and higher mail order volumes were partially offset by inflationary increases in cost of revenues. Gross profit for the six months ended June 30, 2003 was negatively impacted by a non-recurring reduction in gross profit of $15.0 million relating to previously collected pharmaceutical manufacturer fund which we decided to share with our clients.

        Selling, general and administrative expenses (“SG&A”) decreased $9.6 million, or 9.3%, and $15.1 million, or 7.5%, respectively, in the three and six months ended June 30, 2004 over the same periods of 2003. During 2003 and 2004, we implemented cost saving measures which reduced SG&A by approximately $11.2 million and $19.1 million for the three and six months ended June 30, 2004 as compared to the same periods of 2003. For both the three and six months ended June 30, 2004, SG&A was positively impacted by an approximate $5.0 million decrease in overall compensation expense. In addition, the six months ended June 30, 2003 was negatively impacted by $4.8 million in costs incurred to facilitate start-up of our operations supporting the DoD TRICARE Management Activity mail pharmacy service. These decreases were partially offset by the acquisition of CuraScript in January 2004 which increased in SG&A by $7.0 million and $11.2 million in the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003.

        PBM operating income increased $15.8 million, or 15.8%, and $34.1 million, or 17.1%, respectively, in the three and six months ended June 30, 2004 over the same period of 2003.

NON-PBM OPERATING INCOME

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2004	Increase/ (Decrease)		2003	2004	Increase/ (Decrease)		2003
Product revenues	$27,130	33.4%		$20,343	$55,093	47.9%		$37,257
Service revenues	30,640	7.0%		28,637	58,195	3.1%		56,430

Total Non-PBM revenues	57,770	17.9%		48,980	113,288	20.9%		93,687
Non-PBM cost of revenues	44,473	24.3%		35,777	88,998	29.2%		68,867

Non-PBM Gross Profit	13,297	0.7%		13,203	24,290	(2	.1)%	24,820
Non-PBM SG&A expense	2,641	(18	.8)%	3,251	4,661	(26	.2)%	6,317

Non-PBM operating income	$10,656	7.1%		$9,952	$19,629	6.1%		$18,503

        Non-PBM product revenues increased $6.8 million, or 33.4%, and $17.8 million, or 47.9%, respectively, for the three and six months ended June 30, 2004 over the same periods of 2003. This is mainly due to a higher mix of specialty distribution volumes in which we include ingredient cost of pharmaceuticals dispensed in our revenues. Non-PBM service revenues increased $2.0 million, or 7.0%, and $1.8 million, or 3.1%, respectively, for the three and six months ended June 30, 2004. The increase reflects new eligibility and service programs initiated during the first quarter of 2004. This increase was partially offset by the discontinuance, during the third quarter of 2003, of two patient assistance programs where we received fees for the delivery of certain drugs to doctors for their indigent patients.

        Non-PBM cost of revenues increased $8.7 million, or 24.3%, and $20.1 million, or 29.2%, respectively, in the three and six months ended June 30, 2004 as compared to the same periods of 2003, mainly due to the additional volume in programs where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our Non-PBM revenues and cost of revenues (as discussed above). Gross profit for the three and six months ended June 30, 2004 changed only slightly as compared to the same periods of 2003.

        Non-PBM SG&A decreased $0.6 million, or 18.8%, and $1.7 million, or 26.2%, respectively, for the three and six months ended June 30, 2004 as compared to the same time periods of 2003. The decrease is a result of efforts to control costs by integrating certain functions within our PMG and SDS operations.

        Non-PBM operating income increased $0.7 million, or 7.1%, and $1.1 million, or 6.1%, respectively, during the three and six months ended June 30, 2004 as compared to the same periods of 2003.

OTHER (EXPENSE) INCOME

        In February 2001, we entered into an agreement with AdvancePCS (now owned by CareMark, Inc.) and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years, with approximately $15.8 million invested through June 30, 2004. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the three and six months ended June 30, 2004 was $1.5 million ($0.9 million, net of tax) and $2.8 million ($1.7 million, net of tax), respectively, compared to $1.5 million ($0.9 million, net of tax) and $3.1 million ($1.9 million, net of tax) for the same periods of 2003.

        For the three and six months ended June 30, 2004, net interest expense increased $6.0, or 45.3%, and $8.1, or 35.0%, respectively, as compared to the same periods in 2003. The increase in interest expense in the second quarter of 2004 as compared to the second quarter of 2003 is primarily due to the redemption of our Senior Notes in June, for which we recorded an additional $12.3 million charge to interest expense for the redemption premium and the write-off of deferred financing fees. In addition, we wrote-off $3.6 million in deferred financing fees as a result of refinancing our entire credit facility during the first quarter of 2004 (see “—Liquidity and Capital Resources”). These increases were partially offset by the favorable effects of a lower interest rate on outstanding principal balances.

        The redemption of the Senior Notes will result in annual interest expense savings of approximately $13.5 million ($8.4 million after-tax).

PROVISION FOR INCOME TAXES

        Our effective tax rate increased slightly to 38.3% for the three and six months ended June 30, 2004 as compared to 38.2% for the three and six months ended June 30, 2003.

NET INCOME AND EARNINGS PER SHARE

        Net income for the three months ended June 30, 2004 increased $6.4, or 10.9%, over the same period of 2003. Net income increased $17.8 million, or 15.1%, for the six months ended June 30, 2004 over the same period of 2003. During 2003, we recorded a cumulative effect of change in accounting principle of $1.0 million, net of tax, related to our implementation of FAS 143, “Asset Retirement Obligations,” (see “—Other Matters”).

        Basic and diluted earnings per share increased 13.3% and 12.2%, respectively, for the second quarter of 2004 over the second quarter of 2003. For the six months ended June 30, 2004, basic and diluted earnings per share increased 15.9% and 16.2%, respectively, over the six months ended June 30, 2003.

        We account for employee stock options in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” We use the intrinsic value method to account for stock options and have not recognized compensation expense for options granted. Had we used the fair value method and recognized compensation expense based on the fair value of options determined on the grant date, our net income and earnings per share for the three and six months ended June 30, 2004 would have been $65.1 million, or $0.83 per diluted share, and $134.0, or $1.71 per diluted share, respectively, and would have been $56.8 million, or $0.71 per diluted share, and $112.3 million, or $1.41 per diluted share, respectively, for the three and six months ended June 30, 2003. Our pro forma stock based compensation expense for 2004 reflects the impact of stock option forfeitures in the 2004 which reduced expense by $0.9 million and $3.2 million for the three and six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

        For the six months ended June 30, 2004, net cash provided by operations increased $32.7 million to $153.3 million from $120.6 million during the six months ended June 30, 2003. This increase reflects increased earnings of $17.7 million, a $13.6 million increase from net changes in our working capital components, and a $6.4 million increase in depreciation and amortization, partially due to the acquisition of CuraScript in January 2004. The increase from changes in our working capital components primarily consists of a $52.4 million increase resulting from the timing of payments to vendors partially offset by decreases of $23.7 million and $16.1 million from higher accounts receivable and inventory balances, respectively. Net cash provided by operations was also negatively impacted by a $5.0 million decrease in non-cash adjustments to net income mainly due to lower tax benefits from the exercise of employee stock options during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

        Our capital expenditures for the six months ended June 30, 2004 decreased $4.2 million, or 19.5%, as compared to the same period of 2003. During the first quarter of 2003, we completed a new mail order facility in Tempe to provide mail order service under our contract with the DoD TRICARE Management Activity Program.

        In order to manage growth and to maintain strong customer service, we are developing a new Patient Care Contact Center in St. Marys, Georgia. The project was initiated in June, with approximately $4.2 milion capitalized in the second quarter, and will be completed during the third quarter of 2004. Third quarter expenditures for the project are expected to range from $6.0 million to $8.0 million, of which approximately $4.0 million will be capitalized. We intend to continue to invest in technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

         We have one stock repurchase program, announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 10.0 million shares. In July 2004, Board of Directors authorized a new 4.0 million share repurchase program in addition to the 1.2 million shares remaining under the current program. There is no limit on the duration of the program. During the three and six months ended June 30, 2004, we used internally generated cash to repurchase 0.6 and 0.7 million shares respectively for $42.3 million and $52.1 million. Approximately 8.8 million shares have been repurchased through June30,2004. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

CHANGES IN BUSINESS

        On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.2 million which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and will enhance our ability to provide comprehensive clinical services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $284.7 million and trade names in the amount of $1.3 million, which are not being amortized. The purchase price allocation is subject to refinement in the future pending finalization of intangible asset valuations and final assessment of deferred taxes at the acquisition date. The $333.2 million purchase price was financed with $210.0 million of cash on hand and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.

        We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2004 or thereafter.

        In January 2004, we entered into an agreement to provide PBM services for the Medicare discount program of Pharmacy Care Alliance, Inc. (“PCA”), a nonstock, not-for-profit entity jointly controlled by the National Association of Chain Drugstores (“NACDS”) and us. Our PBM services include the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of prescription claims. We began processing claims under the program in June 2004.

        During the first quarter of 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $4.0 million to PCA in the form of a revolving line of credit available over the next 18 months. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee the lesser of $2.0 million or 50% of the amounts outstanding on the revolving line of credit.

        In the second quarter of 2004, we signed an amended credit agreement with PCA which increased the revolving line of credit available to PCA from the initial $4.0 million to $17.0 million. The additional $13.0 million will be unsecured and used to fund PCA’s operating expenditures, as well as the start-up expenditures associated with the enrollment of cardholders by PCA and by us. As of June 30, 2004, we have loaned PCA $11.3 million, which is included in other long-term assets on the Unaudited Consolidated Balance Sheet.

         In regard to the extended revolving line of credit, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program. Through June 30, 2004, enrollment has fallen short of expectations, with approximately 156,000 membership applications received and 110,000 approved members to date. We continue to enroll new members and we believe our enrollment goals can be attained if membership for the Medicare Discount Card program builds, or if the Medicare Discount Card program is extended beyond 2005. However, if enrollment continues to fall short of expectations, it is possible that a portion, or all, of any unsecured borrowings under the line of credit could be written off in future quarters.

BANK CREDIT FACILITY

        In early February 2004, we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement and on February 13, 2004, we refinanced our entire credit facility. We negotiated an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver, Term B and Term C loans outstanding under our previous credit facility. In June 2004, we made scheduled payments on our Term A and Term B loans of $5.0 million and $0.5 million, respectively. We had net borrowings of $25.0 million under our revolving credit facility during the three months ended June 30, 2004.

        Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. Under our new credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($375 million at June 30, 2004). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. Currently, the commitment fee is 0.25% per annum.

        At June 30, 2004, the weighted average interest rate on the new facility was 2.73%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At June 30, 2004, we are in compliance with all covenants associated with our credit facility.

        To alleviate interest rate volatility on our variable rate loans, we have entered into interest rate swap arrangements, which are discussed in “—Market Risk” below.

BONDS

        On June 15, 2004, we redeemed all of our outstanding Senior Notes ($204.4 million) at a redemption price of 104.8125% by using internally generated cash and a portion of our $400 million revolving credit facility. As a result of the redemption, we recorded in interest expense charges of approximately $12.3 million ($7.6 million after-tax) representing a redemption premium of $9.8 million and the write-off of unamortized deferred financing fees.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our schedule of maturities of our long-term debt, excluding the deferred interest rate swap gain of $0.2 million, and future minimum lease payments due under noncancellable operating leases as of June 30, 2004 (in thousands):

	Payments Due by Period as of June 30,
Contractual obligations	Total	2004	2005 - 2006	2007 - 2008	After 2008
Long-term debt	$419,500	$11,000	$51,500	$119,000	$238,000
Future minimum lease
payments	103,658	11,455	42,154	32,971	17,078

Total contractual cash
obligations	$523,158	$22,455	$93,654	$151,971	$255,078

OTHER MATTERS

        As previously communicated, we received a comment letter from the SEC with respect to our Annual Report on Form 10-K for 2001 and 2002 and subsequent reports on Form 10-Q. The issues raised by the SEC in regard to both segment reporting and the treatment of co-payments in retail pharmacy prescriptions have been resolved. The SEC has requested, and we have provided, information regarding the useful lives of customer contract intangible assets. The majority of our customer contract intangible assets have useful lives of 20 years and we amortize such assets on a straight-line basis. We believe that the useful lives assigned to our customer contract intangible assets and the amortization method selected are appropriate and are in compliance with FAS 142, “Goodwill and Other Intangible Assets.” To date, the SEC has not requested any change to our accounting.

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delays the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities requiring consolidation under FIN 46 and FIN 46R. Therefore, we do not expect the adoption of these standards to have a material impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

        We make available through our website (www.express-scripts.com), access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us).

IMPACT OF INFLATION

        Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals, and accordingly we have been able to recover price increases from our clients under the terms of our agreements.

MARKET RISK

        We use an interest rate swap agreement to manage our interest rate risk on future variable interest payments. At June 30, 2004, our swap agreement fixes the variable interest rate payments on approximately $20 million of debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $20 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. Our swap agreement matures in April 2005.

        Our present interest rate swap agreement is a cash flow hedge which requires us to pay fixed-rates of interest, and which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $0.9 million at June 30, 2004, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $0.6 million at June 30, 2004, is deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized as an expense. For the six months ended June 30, 2004 and 2003, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

        A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at June 30, 2004 would have caused an immaterial change in the fair value of the swap.

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

        During the fiscal quarter ended June 30, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

        We and/or the Company’s subsidiary, National Prescription Administrators, Inc. ("NPA"), are defendants in several lawsuits that purport to be class actions. With the exception of a new matter, Scheuerman et al. v. Express Scripts , each of these lawsuits which was described in our Annual Report on Form 10-K for the year ended December 31, 2003, and, if necessary, updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. Because these cases all are in their early stages and none of the cases has yet been certified by the court as a class action, we are unable to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations. The following developments have occurred since the previous Quarterly Report:

•	City of Paterson, et al. v. Benecard et. al.. (Cause No. L-005908-02, Superior Court of New Jersey, Law Division, Camden County). On or about September 13, 2002, plaintiffs filed this action against Benecard Prescription Services and our subsidiary, NPA, alleging violations of the New Jersey Consumer Protection Act. The allegations by the plaintiffs assert that various business practices of the defendants violated the statute. Neither we nor NPA owns any interest in Benecard, which is an independent entity. Subsequently, plaintiff added ESI as a defendant and added claims for common law fraud, negligent misrepresentation, and breach of contract. Plaintiffs purport to represent a class of similarly situated plaintiffs and seek unspecified monetary damages. Both NPA and ESI have filed answers denying liability. On March 7, 2004, our motion for summary judgment on the consumer protection counts was granted.

•	International Association of Firefighters, Local No. 22, et al. v. National Prescription Administrators and Express Scripts, Inc. (Cause No. L03216-02, Superior Court of New Jersey, Law Division, Camden County). On or about August 16, 2002, we were served with this lawsuit alleging that our subsidiary, NPA, had breached agreements with two benefit plans to whom NPA had provided services under an umbrella agreement with a labor coalition client. ESI was also named as a defendant under a theory of de facto merger. The plaintiffs purport to bring the action on behalf of a class of similarly situated plans. The lawsuit alleges that NPA had not paid the plans the rebates to which they were entitled under the agreement. Claims for unspecified money damages are asserted under the New Jersey Consumer Protection Act, and for breach of contract and unjust enrichment. We have filed answers denying liability. On July 23, 2004, summary judgment was granted in favor of NPA and ESI on the customer fraud counts.

•	Jerry Beeman, et al. v. Caremark, et al. (Cause No. 021327 VAP, United States District Court for the Central District of California). On December 12, 2002, we were served with a complaint against us and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleged rights to sue as a private attorney general under California law. The complaint alleged that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action.

•	Scheuerman et al. v. Express Scripts. (Cause No. 2372-04 Supreme Court of the State of New York, Country of Albany). This action was filed on April 26, 2004. This case purports to be a class action filed on behalf of all individuals who receive health benefits through the New York Health Insurance Program. Another previously disclosed case purporting to seek relief for the same class on the same claims was previously filed by the same counsel in another New York State court, Wagner et al. v. Express Scripts. The complaint alleges that certain business practices constitute a breach of fiduciary duty and violate the New York State statute on deceptive trade practices. The complaint seeks injunctive relief and unspecified monetary damages. We have removed this case to federal district court.

         On July 12, 2004, we received a Notice of Proposed Litigation from the Office of the Attorney General of the State of New York. The Notice alleges certain breaches of contracts and violations of civil law in connection with the management of the prescription drug plan for the State of New York and its employees. The notice also alleges certain violations of civil law in connection with the Company’s therapeutic interchange programs. We are engaged in discussions with the Office of the Attorney General regarding the Notice. We believe that we have administered the state’s plan in accordance with contractual and legal requirements, and that our therapeutic interchange programs comply in all material respects with applicable legal requirements.

         On July 21, 2004, we received a Civil Investigative Demand from the Attorney General of the State of Vermont. We have been advised that we will receive, or have already received, substantially identical civil investigative demands from the Attorneys General of Arizona, Connecticut, Delaware, District of Columbia, Illinois, Maine, Maryland, Massachusetts, Mississippi, Montana, Nevada, North Carolina, Oregon, Pennsylvania, South Carolina, Tennessee, Vermont, Virginia and Washington. The Civil Investigative Demands received to date seek documents regarding a wide range of our business practices. We are cooperating with this multi-state investigation. We believe that our business practices comply in all material respects with applicable legal requirements.

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

              (e) The following is a summary of our stock repurchasing activity during the three months ended June 30, 2004 (share data in thousands):

Period	Shares purchased	Average price per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program
4/1/2004 - 4/30/2004	--	$--	--	1,705
5/1/2004 - 5/31/2004	554	76.27	554	1,151
6/1/2004 - 6/30/2004	--	--	--	1,151

Second quarter 2004 total	554	$76.27	554

                   We have one stock repurchase program, announced on October 25, 1996, under which our Board of Directors approved the repurchase of a total of 10.0 million shares. In July 2004, the Board of Directors authorized an increase in our stock repurchase program from10.0 million shares to 14.0 million shares, increasing the number of shares remaining under the current program to 5.2 million. There is no limit on the duration of the program. Approximately 8.8 million shares have been repurchased through June 30, 2004. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on May 26, 2004.

(b)

The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified: Gary G. Benanav, Frank J. Borelli, Nicholas LaHowchic, Thomas P. Mac Mahon, John O. Parker, Jr., George Paz, Samuel K. Skinner, Seymour Sternberg, Barrett A. Toan, and Howard L. Waltman.

(c)	The stockholder vote for each director was as follows:

	Votes Cast for	Votes Withheld
Gary G. Benanav	59,440,727	5,770,320
Frank J. Borelli	60,308,764	4,902,283
Nicholas LaHowchic	60,327,314	4,883,733
Thomas P. Mac Mahon	45,222,933	19,988,114
John O. Parker, Jr.	60,308,764	4,902,283
George Paz	59,654,360	5,556,687
Samuel K. Skinner	60,116,114	5,094,933
Seymour Sternberg	58,783,859	6,427,188
Barrett A. Toan	59,695,010	5,516,037
Howard L. Waltman	59,473,534	5,737,513

                     The stockholders also voted to:

(1)	Approve and ratify the proposed amendment to the Company’s Amended and Restated Certificate of Incorporation (61,698,393 affirmative votes; 3,108,704 negative votes; 403,948 abstention votes); and

(2)	Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Accountants for 2004 (62,528,380 affirmative votes; 2,334,761 negative votes; 347,905 abstention votes).

Item 6.      Exhibits and Reports on Form 8-K

                  (a)        Exhibits. See Index to Exhibits below.

                  (b)        Reports on Form 8-K.

(i)	On April 20, 2004, we filed and/or furnished a Current Report on Form 8-K, dated April 20, 2004, under Item 9 regarding the issuance of a Notice of Redemption of the Company's 9 5/8% Series B Senior Notes.

(ii)	On April 29, 2004, we filed and/or furnished a Current Report on Form 8-K, dated April 28, 2004, under Items 5, 7 and 12, regarding a press release we issued concerning our financial performance for the quarter ending March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)
Date: July 28, 2004	By: /s/ Barrett A. Toan
Barrett A. Toan, Chairman of the Board,
and Chief Executive Officer
Date: July 28, 2004	By:/s/ Edward Stiften
Edward Stiften, Sr. Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit
2.1[1]	Stock Purchase Agreement, dated December 19, 2003, by and among the Company, CPS Holdings, LLC, CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed December 24, 2003

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2001.
3.2[2]	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 2, 2004.
3.3[2]	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ending December 31, 2000.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the "Registration Statement").
4.2	Indenture, dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Registration Statement on Form S-4 filed August 4, 1999 (No. 333-83133) (the "S-4 Registration Statement").

4.3	Supplemental Indenture, dated as of October 6, 1999, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.3 to the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

4.4	Second Supplemental Indenture, dated as of July 19, 2000, to Indenture dated as of June 16, 1999, among the Company, Bankers Trust Company, as trustee, and Guarantors named therein, incorporated by reference to Exhibit No. 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.5	Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company's Amendment No. 1 to Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.6	Asset Acquisition Agreement dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company's amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.7	Rights Agreement, dated as of July 25, 2001, between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company's Current Report on Form 8-K filed July 31, 2001.

4.8	Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company
10.1[2,3]	Executive Employment Agreement dated as of April 1, 2004 between the Company and Edward J. Stiften.
10.2[2,3]	Executive Employment Agreement dated as of April 15, 2004 between the Company and George Paz.
31.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

         _________________

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.