Form 10-Q
period 2004-09-30
EXPRESS SCRIPTS INC
filed 2004-11-03
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004.
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
Yes  X        No ___

Common stock outstanding as of September 30, 2004:                                                             75,983,714 Shares

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
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities – (Not Applicable)
Item 4. Submission of Matters to a Vote of Security Holders – (Not Applicable)
Item 5. Other Information – (Not Applicable)
Item 6. Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

(in thousands, except share data)	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$161,161	$396,040
Receivables, net	1,073,726	1,011,154
Inventories	151,581	116,375
Deferred taxes	18,424	15,346
Prepaid expenses and other current assets	23,610	21,220

Total current assets	1,428,502	1,560,135
Property and equipment, net	177,764	177,312
Goodwill, net	1,706,842	1,421,493
Other intangible assets, net	244,630	232,059
Other assets	34,837	18,175

Total assets	$3,592,575	$3,409,174

Liabilities and Stockholders' Equity
Current liabilities:
Claims and rebates payable	$1,178,120	$1,145,028
Accounts payable	306,547	265,875
Accrued expenses	218,540	216,505
Current maturities of long-term debt	22,056	--

Total current liabilities	1,725,263	1,626,408
Long-term debt	417,607	455,018
Other liabilities	176,824	133,755

Total liabilities	2,319,694	2,215,181

Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	--	--
Common Stock, $0.01 par value per share, 275,000,000 and 181,000,000 shares authorized, respectively, and 79,770,000 and 79,795,000 shares
issued and outstanding, respectively	797	798
Additional paid-in capital	468,635	484,663
Unearned compensation under employee compensation plans	(22,051)	(23,302)
Accumulated other comprehensive income	5,975	3,638
Retained earnings	1,061,850	864,550

	1,515,206	1,330,347
Common Stock in treasury at cost, 3,786,000 and 2,223,000
shares, respectively	(242,325)	(136,354)

Total stockholders' equity	1,272,881	1,193,993

Total liabilities and stockholders' equity	$3,592,575	$3,409,174

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Revenues [1]	$3,767,690	$3,248,602	$11,175,010	$9,806,780
Cost of revenues [1]	3,532,280	3,041,825	10,494,291	9,173,155

Gross profit	235,410	206,777	680,719	633,625
Selling, general and administrative	130,806	93,286	322,773	302,027

Operating income	104,604	113,491	357,946	331,598

Other (expense) income:
Undistributed loss from joint venture	(954)	(1,436)	(3,754)	(4,520)
Interest income	867	756	2,492	2,345
Interest expense	(4,248)	(8,430)	(37,118)	(33,172)

	(4,335)	(9,110)	(38,380)	(35,347)

Income before income taxes	100,269	104,381	319,566	296,251
Provision for income taxes	38,352	39,839	122,266	113,054

Income before cumulative effect of accounting change	61,917	64,542	197,300	183,197
Cumulative effect of accounting change, net of tax	--	--	--	(1,028)

Net income	$61,917	$64,542	$197,300	$182,169

Basic earnings per share:
Before cumulative effect of accounting change	$0.81	$0.82	$2.57	$2.34
Cumulative effect of accounting change	--	--	--	(0.01)

Net income	$0.81	$0.82	$2.57	$2.33

Weighted average number of common shares
Outstanding during the period - Basic EPS	76,126	78,666	76,902	78,197

Diluted earnings per share:
Before cumulative effect of accounting change	$0.80	$0.81	$2.53	$2.30
Cumulative effect of accounting change	--	--	--	(0.01)

Net income	$0.80	$0.81	$2.53	$2.29

Weighted average number of common shares
Outstanding during the period - Diluted EPS	77,176	80,023	78,071	79,401

1 Excludes estimated retail pharmacy co-payments of $1,363,991 and $1,326,022 for the three months ended September 30, 2004 and 2003, respectively, and $4,148,590 and $3,995,580 for the nine months ended September 30, 2004 and 2003, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2003	79,795	$798	$484,663	$(23,302)	$3,638	$864,550	$(136,354)	$1,193,993

Comprehensive income:
Net income	--	--	--	--	--	197,300	--	197,300
Other comprehensive income:
Foreign currency
translation adjustment	--	--	--	--	1,206	--	--	1,206
Realized and unrealized gains
on derivative financial
instruments, net of taxes	--	--	--	--	1,131	--	--	1,131

Comprehensive income	--	--	--	--	2,337	197,300	--	199,637
Treasury stock acquired	--	--	--	--	--	--	(160,286)	(160,286
Changes in stockholders' equity
related to employee stock plans	(25)	(1)	(16,028)	1,251	--	--	54,315	39,537

Balance at September 30, 2004	79,770	$797	$468,635	$(22,051)	$5,975	$1,061,850	$(242,325)	$1,272,881)

          See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Net income	$197,300	$182,169
Adjustments to reconcile net income to net cash
provided by operating activities, excluding
the effect of the acquisition:
Depreciation and amortization	50,477	39,687
Non-cash adjustments to net income	57,081	65,548
Net changes in operating assets and liabilities	(1,582)	(6,008)

Net cash provided by operating activities	303,276	281,396

Cash flows from investing activities:
Purchases of property and equipment	(33,387)	(32,012)
Acquisition, net of cash acquired, and investment in joint venture	(331,136)	3,560
Loan to Pharmacy Care Alliance	(14,050)	--
Other	103	15

Net cash used in investing activities	(378,470)	(28,437)

Cash flows from financing activities:
Proceeds from long-term debt	675,564	50,000
Repayment of long-term debt	(740,455)	(160,430)
Proceeds from revolving credit line, net	50,000	--
Treasury stock acquired	(160,286)	(79,073)
Deferred financing fees	(6,036)	--
Net proceeds from employee stock plans	21,256	35,908

Net cash used in financing activities	(159,957)	(153,595)

Effect of foreign currency translation adjustment	272	2,292

Net (decrease) increase in cash and cash equivalents	(234,879)	101,656
Cash and cash equivalents at beginning of period	396,040	190,654

Cash and cash equivalents at end of period	$161,161	$292,310

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

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2004, the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2004, and the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

        In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. We have no information regarding actual co-payments collected. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $1.4 billion and $1.3 billion for the three months ended September 30, 2004 and 2003, respectively, and $4.1 billion and $4.0 billion for the nine months ended September 30, 2004 and 2003, respectively, are excluded from revenues and cost of revenues.

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

        With respect to rebates based on actual market share performance, we estimate rebates and the associated receivable from pharmaceutical manufacturers quarterly based on our estimate of the number of rebatable prescriptions and the rebate per prescription. The portion of rebates payable to clients is estimated quarterly based on historical and/or anticipated sharing percentages and our estimate of rebates receivable from pharmaceutical manufacturers. These estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid.

        With respect to rebates that are not based on market share performance, no estimation is required because the manufacturer billing amounts and the client portion are determinable when the drug is dispensed. We pay all or a contractually agreed upon portion of such rebates to our clients.

COST OF REVENUES

        Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “—Revenue Recognition” and “—Rebate Accounting”).

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carry negative book balances (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable or to accounts payable. The reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been defeased. No overdraft or unsecured short-term loan exists in relation to these negative balances.

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

IMPAIRMENT OF LONG-LIVED ASSETS

        We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long–lived assets, including intangible assets and the loan to Pharmacy Care Alliance (described in Note 2), may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed as of September 30, 2004 and December 31, 2003. Absent events or circumstances indicating an impairment of goodwill, we perform an annual goodwill impairment test during the fourth quarter.

SELF-INSURANCE RESERVES

        We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for claim costs in excess of our insurance coverage using certain actuarial assumptions followed in the insurance industry and our historical experience (See Note 8). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances that any losses, in excess of our insurance and any self-insurance reserves, will not be material.

EMPLOYEE BASED COMPENSATION

        We account for employee stock options in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because we grant options at a price equal to market value at the time of grant. FAS 123, “Accounting for Stock-Based Compensation” prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the estimated fair value of options at the grant date for the nine months ended September 30, 2004 and 2003 (see also Note 9):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported(1)	$61,917	$64,542	$197,300	$182,169
Less: Employee stock-based
compensation expense determined
using fair-value based method for
stock-based awards, net of tax(2)	1,035	1,819	2,387	7,146

Pro forma net income	$60,882	$62,723	$194,913	$175,023

Basic earnings per share
As reported	$0.81	$0.82	$2.57	$2.33
Pro forma	0.79	0.80	2.53	2.25
Diluted earnings per share
As reported	$0.80	$0.81	$2.53	$2.29
Pro forma	$0.78	$0.79	$2.48	$2.20

(1)     Net income, as reported, includes stock-based compensation expense for the three months ended September 30, 2004 and 2003 of $1,122 ($1,818 pre-tax) and $1,359 ($2,198 pre-tax), respectively, and for the nine months ended September 30, 2004 and 2003 of $3,860 ($6,252 pre-tax) and $3,069 ($4,962 pre-tax)), respectively, related to restricted shares of Common Stock awarded to certain of our officers and employees.

(2)     The decrease in pro forma compensation expense is due to the forfeiture of options during the year which resulted in expense reductions of $283 and $3,473 during the three and nine months ended September 30, 2004, respectively.

NEW ACCOUNTING GUIDANCE

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delays the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities requiring consolidation under FIN 46 and FIN 46R. Therefore, the adoption of these standards did not have a material impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        In January 2003, we adopted FAS 143, “Asset Retirement Obligations.” FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires the capitalization of the fair value of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and the capitalization of a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values will be depreciated over the useful life of the related asset. As required by FAS 143, we recorded an asset retirement obligation ($3.1 million at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased mail-order facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord. For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space upon surrender of the property. We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1.4 million and a $1.7 million ($1.0 million, net of taxes) loss from the cumulative effect of change in accounting principle. The $1.4 million asset is being depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

Note 2 – Changes in business

        On January 30, 2004, we acquired the outstanding capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for approximately $333.2 million which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and will enhance our ability to provide comprehensive clinical services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $284.8 million and trade names in the amount of $1.3 million, which are not being amortized. The purchase price allocation is subject to refinement in the future pending finalization of intangible asset valuations and final assessment of deferred taxes at the acquisition date. The $333.2 million purchase price was financed with $210.0 million of cash on hand and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.

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

        In the second quarter of 2004, we signed an amended credit agreement with PCA which increased the revolving line of credit available to PCA from the initial $4.0 million to $17.0 million. The additional $13.0 million will be unsecured and used to fund PCA’s operating expenditures, as well as the start-up expenditures associated with the enrollment of cardholders by PCA and by us. As of September 30, 2004, we have loaned PCA $14.3 million, which is included in other long-term assets on the Unaudited Consolidated Balance Sheet.

         In regard to the extended revolving line of credit, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program. Through September 30, 2004, enrollment has fallen short of expectations, with approximately 200,000 members enrolled to date. We continue to enroll new members and we believe our enrollment goals can be attained if membership for the Medicare Discount Card program builds, or if the Medicare Discount Card program is extended beyond 2005. However, if enrollment continues to fall short of expectations, it is possible that a portion, or all, of any unsecured borrowings under the line of credit could be written off in future quarters.

Note 3 – Receivables, net

        Included in receivables, net, as of September 30, 2004 and December 31, 2003, is an allowance for doubtful accounts of $32.1 million and $28.6 million, respectively. The increase in the allowance for doubtful accounts is primarily due to the inclusion of CuraScript opening balances as a result of our January 2004 acquisition.

        As of September 30, 2004 and December 31, 2003, unbilled receivables were $592.2 million and $603.5 million, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

Note 4 – Goodwill and other intangibles

        The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,791,641	$106,935	$1,506,242	$106,885
Non-PBM	22,136	--	22,136	--

	$1,813,777	$106,935	$1,528,378	$106,885

Other intangible assets
PBM (1)
Customer contracts (1)	$293,740	$81,243	$264,831	$70,180
Other (1)	64,844	37,183	67,592	35,064

	358,584	118,426	332,423	105,244

Non-PBM
Customer contracts	4,000	1,292	4,000	917
Other	1,880	116	1,880	83

	5,880	1,408	5,880	1,000

Total other intangible assets	$364,464	$119,834	$338,303	$106,244

(1)

As a result of our acquisition of the capital stock of CuraScript, we preliminarily recorded PBM goodwill, customer contracts, trade names, and other intangible assets of $284.8 million, $28.7 million, $1.3 million, and $2.7 million, respectively (See Note 2). Write-offs of deferred financing fees due to the redemption of our Senior Notes and the refinancing of our bank credit facility (see Note 6) resulted in changes in other intangible assets from December 31, 2003 to September 30, 2004. Changes in goodwill and accumulated amortization from December 31, 2003 to September 30, 2004 are also a result of changes in foreign currency exchange rates.

        The aggregate amount of amortization expense of other intangible assets was $6.9 million and $5.7 million for the three months ended September 30, 2004 and 2003, respectively, and $27.0 million and $18.9 million for the nine months ended September 30, 2004 and 2003, respectively. The future aggregate amount of amortization expense of other intangible assets is approximately $7.1 million for fourth quarter of 2004, $26.5 million for 2005, $22.9 million for 2006, $17.6 million for 2007, $17.2 million for 2008, and $15.8 million for 2009. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and six years for other intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares
outstanding during the period - Basic EPS	76,126	78,666	76,902	78,197
Outstanding stock options	862	1,149	964	1,018
Executive deferred compensation plan	45	51	46	50
Restricted stock awards	144	157	159	136

Weighted average number of common shares
outstanding during the period - Diluted EPS	77,177	80,023	78,071	79,401

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Note 6 – Financing

        In early February 2004, we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement and on February 13, 2004, we refinanced our entire credit facility. We negotiated an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver, Term B and Term C loans outstanding under our previous credit facility. In June and September 2004, we made scheduled payments on our Term A and Term B loans totaling $10.0 million and $1.0 million, respectively. As of September 30, 2204, we had net borrowings of $50.0 million under our revolving credit facility.

        Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. To alleviate interest rate volatility, we have an interest rate swap arrangement (see Note 7). Under our new credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($350.0 million at September 30, 2004). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. The commitment fee is currently 0.25% per annum.

        At September 30, 2004, the weighted average interest rate on the new facility was 3.11%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At September 30, 2004, we are in compliance with all covenants associated with our credit facility.

        During the second quarter of 2004, we redeemed all of our outstanding Senior Notes ($204.4 million) at a redemption price of 104.8125% by using internally generated cash and a portion of our $400 million revolving credit facility. As a result of the redemption, we recorded in interest expense charges of approximately $12.3 million ($7.6 million after-tax) representing a redemption premium of $9.8 million and the write-off of unamortized deferred financing fees.

        The following represents the schedule of current maturities for our long-term debt at September 30, 2004 excluding the deferred gain ($0.1 million at September 30, 2004) from the restructuring of an interest rate swap agreement in 2000 (amounts in thousands):

Year Ended December 31,
2004	$5,500
2005	22,056
2006	29,556
2007	39,556
2008	79,556
Thereafter	263,339

$439,563

Note 7 – Derivative financial instruments

        We use an interest rate swap agreement to manage our interest rate risk on future variable interest payments. At September 30, 2004, our swap agreement fixes the variable interest rate payments on approximately $20.0 million of debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $20.0 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The swap will mature in April 2005.

        Our present interest rate swap agreement is a cash flow hedge which requires us to pay fixed-rates of interest, and which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $0.6 million at September 30, 2004, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $0.4 million at September 30, 2004, is deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized as an expense. For the three and nine months ended September 30, 2004 and 2003, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

Note 8 – Contingencies

         We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1, “Self-insurance reserves”). The majority of these claims are legal claims and our liability esimate is primarily related to the cost to defend these claims. We typically do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable in compliance with FAS 5, “Accounting for Contingencies.” Under FAS 5, if the range of possible loss is broad, the liability accrual should be based on the lower end of the range.

         As we reported for the second quarter, we are a defendant in litigation involving our contract to provide prescription drug benefits for the State of New York Empire Plan and we have received civil investigative demands from the Attorneys General of 22 states and the District of Columbia. In light of these developments, we previously disclosed that we would increase legal reserves in the third quarter by $15.0 million to $20.0 million. Subsequently, several shareholder class action lawsuits and additional class action lawsuits were filed against the Company (see “—Legal Proceedings”). Based on these developments, we recorded a $25.0 million increase in legal reserves during the third quarter period. We accrue legal reserves for costs in excess of our insurance coverage to defend legal claims. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see “—Critical Accounting Policies”).

         While we believe that our services and business practices are in compliance with all applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these matters at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies. We can give no assurance that such judgments, fines and remedies, and future costs associated with these matters would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.

Note 9 – Stock-based compensation plans

        We apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share for the three months ended September 30, 2004 and 2003 would have been $60.9 million, or $0.78 per diluted share and $62.7 million or $0.79 per diluted shares, respectively, and our net income and earnings per share for the nine months ended September 30, 2004 and 2003 would have been $194.9 million or $2.48 per diluted share and $175.0 million or $2.20 per diluted share, respectively (see also Note 1).

        The fair value of options granted (which is amortized over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected life of option	3-7 Years	3-5 years	3-7 years	3-10 years
Risk-free interest rate	3.27%-3.93%	2.14%-3.07%	1.97%-4.18%	1.23%-3.71%
Expected volatility of stock	44%	53%	44%-47%	53%
Expected dividend yield	None	None	None	None

        A summary of the status of our fixed stock option plans as of September 30, 2004 and 2003, and changes during the periods ending on those dates are presented below.

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
(share data in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,016	$35.96	5,594	$31.50
Granted	720	$73.08	99	$65.18
Exercised	(697)	$31.71	(1,516)	$22.50
Forfeited/Cancelled	(214)	$50.27	(56)	$42.37

Outstanding at end of period	3,825	$42.92	4,121	$35.47

Options exercisable at period end	2,260		2,099

Weighted-average fair value of
options granted during the year	$32.93		$31.24

        The following table summarizes information about fixed stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 9/30/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 9/30/04	Weighted-Average Exercise Price
$ 7.44 - 19.47	475	3.8	$16.44	464	$16.37
21.20 – 33.69	895	4.8	28.16	778	28.43
35.08 – 46.62	924	4.4	40.08	696	40.21
47.55 – 61.80	738	4.8	49.67	285	50.11
63.20 – 79.36	793	6.0	72.45	37	66.20

	3,825	4.8	$42.92	2,260	$32.93

Note 10 – Segment reporting

        We report segments on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Effective in December 2003, our self-injectibles business unit became part of our domestic PBM operating segment and our remaining service lines (Specialty Distribution Services (“SDS”) and Phoenix Marketing Group (“PMG”)) merged into a single Non-PBM operating segment, Pharma Business Solutions. Our 2003 data has been recast to reflect the change in our operations and reporting segments.

        Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three and nine months ended September 30, 2004 and 2003:

(in thousands)	PBM	Non-PBM	Total
Three months ended September 30, 2004
Product revenues
Network revenues	$2,283,010	$--	$2,283,010
Mail revenues	1,395,336	--	1,395,336
Other revenues	--	29,035	29,035
Service revenues	28,661	31,648	60,309

Total revenues	3,707,007	60,683	3,767,690
Depreciation and amortization expense	16,411	1,241	17,652
Operating income	94,259	10,345	104,604

Undistributed loss from joint venture			(954)
Interest income			867
Interest expense			(4,248)

Income before income taxes			100,269
Capital expenditures	14,328	1,704	16,032

Three months ended September 30, 2003
Product revenue:
Network revenues	$2,201,301	$--	$2,201,301
Mail revenues	984,468	--	984,468
Other revenues	--	21,829	21,829
Service revenues	14,922	26,082	41,004

Total revenues	3,200,691	47,911	3,248,602
Depreciation and amortization expense	12,540	754	13,294
Operating income	104,146	9,345	113,491

Undistributed loss from joint venture			(1,436)
Interest income			756
Interest expense			(8,430)

Income before income taxes			104,381
Capital expenditures	10,449	--	10,449

Nine Months Ended September 30, 2004
Product revenues
Network revenues	$6,985,738	$--	$6,985,738
Mail revenues	3,945,653	--	3,945,653
Other revenues	--	84,128	84,128
Service revenues	69,648	89,843	159,491

Total revenues	11,001,039	173,971	11,175,010
Depreciation and amortization expense	47,195	3,282	50,477
Operating income	327,972	29,974	357,946

Undistributed loss from joint venture			(3,754)
Interest income			2,492
Interest expense			(37,118)

Income before income taxes			319,566
Capital expenditures	26,906	6,481	33,387

Nine Months Ended September 30, 2003
Product revenue:
Network revenues	$6,692,821	$--	$6,692,821
Mail revenues	2,920,841	--	2,920,841
Other revenues	--	59,086	59,086
Service revenues	51,520	82,512	134,032

Total revenues	9,665,182	141,598	9,806,780
Depreciation and amortization expense	37,464	2,223	39,687
Operating income	303,751	27,847	331,598

Undistributed loss from joint venture			(4,520)
Interest income			2,345
Interest expense			(33,172)

Income before income taxes			296,251
Capital expenditures	30,350	1,662	32,012

As of September 30, 2004
Total assets	$3,455,868	$136,707	$3,592,575
Investment in equity method investees	958	--	958

As of December 31, 2003
Total assets	$3,286,700	$122,474	$3,409,174
Investment in equity method investees	1,971	--	1,971

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

        Revenues earned by our Canadian PBM totaled $6.2 million and $5.4 million for the three months ended September 30, 2004 and 2003, respectively, and $19.2 million and $15.6 million for the nine months ended September 30, 2004 and 2003, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $34.2 million and $33.9 million as of September 30, 2004 and December 31, 2003, respectively. All other long-lived assets are domiciled in the United States.

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

        Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

•	costs of and adverse results in litigation, including a number of pending class action and other cases that challenge certain of our business practices
•	risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston, and by other regulatory agencies including the Department of Labor, and various state attorneys general
•	risks and uncertainties regarding the implementation and the ultimate terms of the Medicare prescription drug benefit, including financial risks to us if we participate in the program on a risk-bearing basis
•	risks associated with our acquisitions (including our acquisition of CuraScript) which include integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses
•	risks associated with our ability to maintain growth rates, or to control operating or capital costs
•	continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contractswith key clients or providers
•	competition in the PBM industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers
•	adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations, more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations
•	increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments and agencies
•	the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers
•	risks associated with the use and protection of the intellectual property we use in our business
•	risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	risks associated with our ability to continue to develop new products, services and delivery channels
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends
•	risks associated with our inability to attract and retain qualified personnel
•	other risks described from time to time in our filings with the SEC

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

        We report two segments, PBM and non-PBM. We derive revenues primarily from the sale of PBM services in the United States and Canada. Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our mail pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated through both our PBM and non-PBM segments represented 98.4% of revenues for the three months ended September 30, 2004 as compared to 98.7% for the same period of 2003 and 98.6% for the nine months ended September 30, 2004 and 2003.

        On January 30, 2004, we acquired the outstanding capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for approximately $333.2 million which includes a purchase price adjustment for closing working capital and transaction costs. Consequently, our PBM operating results include those of CuraScript from January 30, 2004.

RECENT DEVELOPMENTS

        During the quarter, we were named a defendant in litigation involving our contract to provide prescription drug benefits for the State of New York Empire Plan and we received civil investigative demands from 22 states and the District of Columbia. In addition, several shareholder class action lawsuits and additional class action lawsuits were filed against the Company (see “—Legal Proceedings”). We have, accordingly, re-evaluated the adequacy of our legal reserves and recorded an additional charge of $25.0 million in the third quarter for the estimated cost of defense of our legal proceedings.

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

REBATE ACCOUNTING

ACCOUNTING POLICY
We administer a rebate program based on actual market share performance in which rebates and the associated receivable from pharmaceutical manufacturers are estimated quarterly based on our estimate of the number of rebatable prescriptions and the rebate per prescription. The portion of rebates payable to clients is estimated quarterly based on historical and/or anticipated allocation percentages and our estimate of rebates receivable from pharmaceutical manufacturers. With respect to our market share rebate program, estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid.

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

SELF–INSURANCE RESERVES

ACCOUNTING POLICY
We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability esimate is primarily related to the cost to defend these claims. We typically do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with Financial Accounting Standard No. (“FAS”) 5, “Accounting for Contingencies.” Under FAS 5, if the range of possible loss is broad, the liability accrual should be based on the lower end of the range.

FACTORS AFFECTING ESTIMATE
Self-insurance reserves are based on management’s estimates of the aggregate liability of the costs of legal claims, consisting primarily of the estimated costs to defend such claims. We do not have significant experience with certain of these types of cases. As such, differences between actual costs and management’s estimates could be significant. In addition, actuaries do not have a significant history with the PBM industry. Changes to assumptions used in the development of these reserves can affect net income in a given period. In addition, changes in the legal environment and number and nature of claims could impact our estimate.

OTHER ACCOUNTING POLICIES

In addition, we consider the following information about our accounting policies important for an understanding of our results of operations:

•	Revenues from dispensing prescriptions from our mail pharmacies are recorded when prescriptions are shipped. These revenues include the co-payment received from members of the health plans we serve.
•	Revenues from the sale of prescription drugs by retail pharmacies are recognized when the claim is processed. We do not include member co-payments to retail pharmacies in revenue or cost of revenue.
•	When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ member, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue and the total payments we make to the network pharmacy providers as cost of revenue.
•	When we merely administer a client’s network pharmacy contracts, to which we are not a party and under which we do not assume credit risk, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.
•	We administer two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers.
•	Gross rebates and administrative fees earned for the administration of our rebate programs, performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue.
•	When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue.
•	We distribute pharmaceuticals in connection with our management of patient assistance programs and earn a fee from the manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients.
•	We earn a fee for the distribution of consigned pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network.
•	Non-PBM product revenues include revenues earned through administering sample card programs for certain manufacturers. We include ingredient cost of those drug samples dispensed from retail pharmacies in our Non-PBM revenues and the associated costs for these sample card programs in cost of revenues.
•	Non-PBM service revenues include administrative fees for the verification of practitioner licensure and the distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2004	Increase/ (Decrease)		2003	2004	Increase/ (Decrease)	2003
Product revenues
Network revenues	$2,283,010	3.7%		$2,201,301	$6,985,738	4.4%	$6,692,821
Mail revenues	1,395,336	41.7%		984,468	3,945,653	35.1%	2,920,841
Service revenues	28,661	92.1%		14,922	69,648	35.2%	51,520

Total PBM revenues	3,707,007	15.8%		3,200,691	11,001,039	13.8%	9,665,182
Cost of PBM revenues	3,484,928	15.9%		3,008,075	10,357,941	14.2%	9,070,537

PBM Gross Profit	222,079	15.3%		192,616	643,098	8.1%	594,645
PBM SG&A expenses	127,820	44.5%		88,470	315,126	8.3%	290,894

PBM operating income	$94,259	(9	.5)%	$104,146	$327,972	8.0%	$303,751

        Network claims increased by 11.4 million and 7.9 million claims, respectively, in the three and nine months ended September 30, 2004 over the three and nine months ended September 30, 2003. The increase in network claims for the third quarter of 2004 as compared to 2003 is primarily due to the implementation of our contract with the DoD TRICARE Retail Pharmacy (“TRICARE”) program in June 2004. Note that revenues for the TRICARE program are included in service revenue (see discussion below). For the nine months ended September 30, 2004 as compared to the same period of 2003, the increase in network claims due to the implementation of our TRICARE contract was partially offset by client specific reductions from the third quarter of 2003. One client, emerging from bankruptcy, discontinued providing retiree benefits, one client was lost through a competitive bidding process, and a one-year contract with a state agency expired, as expected, as future claims will be processed by the state.

        Mail order claims increased by 1.8 million and 5.3 million claims, respectively, in the three and nine months ended September 30, 2004 over the three and nine months ended September 30, 2003 due to the acquisition of CuraScript in January 2004, the implementation of new clients and due to the increased usage of our mail order pharmacies by members of existing clients. In addition, the increase in claim counts for the nine months ended September 30, 2004 as compared to the same period in 2003 is also due to the implementation of our contract with the DoD TRICARE Management Activity Program in March 2003.

         Network pharmacy revenues increased $81.7 million, or 3.7%, during the three months ended September 30, 2004 as compared to the same period of 2003, primarily due to net increases in the average revenue per network pharmacy claim. Increases in average revenue per network pharmacy claim were caused by drug price inflation and by the transition of one of our clients from use of their network to an ESI retail pharmacy network in the first quarter of 2004. As mentioned in our Critical Accounting Policies, when we merely administer a client’s network pharmacy contracts, drug ingredient cost is not included in our revenues or in our cost of revenues. These increases were partially offset by a higher mix of generic claims and an increase in the average co-payment per retail pharmacy claim. Generic claims made up 52.6% of total network claims(excluding TRICARE claims for which revenues are included in service revenues rather than network pharmacy revenues) for the three months ended September 30, 2004 as compared to 48.0% of total network claims for the same period of 2003. The average co-payment per retail pharmacy claim increased by 3.2% in the third quarter of 2004 as compared to the same quarter of 2003. As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

         Network pharmacy revenues increased $292.9 million, or 4.4%, during the nine months ended September 30, 2004 as compared to the same period of 2003. Among the factors affecting the increase in network pharmacy revenues are the following:

•	For the nine months ended September 30, 2004, the average revenue per network pharmacy claim increased 5.6% over the same period of 2003 resulting in a $368.1 million increase in overall network pharmacy revenues. Increases in average revenue per network pharmacy claims due to inflation and due to the transition of one of our clients from use of their network to an ESI retail pharmacy network in the first quarter of 2004 (as discussed above) were partially offset by a higher mix of generic claims and an increase in the average co-payment per retail pharmacy claim. Generic claims made up 51.2% of total network claims (excluding TRICARE claims for which revenues are included in service revenues rather than network pharmacy revenues) for the nine months ended September 30, 2004 as compared to 47.8% of total network claims for the same period of 2003. The average co-payment per retail pharmacy claim increased by 7.3% in the nine months ended September 30, 2004 as compared to the same period of 2003.
•	For the nine months ended September 30, 2004, network pharmacy claims included in network pharmacy revenues decreased slightly as compared to the same period in 2003, resulting in a $75.2 million decrease in network pharmacy revenues. The decrease in network pharmacy claims volume is mainly due to client specific reductions from the third quarter of 2003. One client, emerging from bankruptcy, discontinued providing retiree benefits, one client was lost through a competitive bidding process, and a one-year contract with a state agency expired, as expected, as future claims will be processed by the state. These decreases were partially offset by new business which started during the third quarter of 2004.

        The $410.9 million, or 41.7%, increase in mail pharmacy revenues for the third quarter of 2004 as compared to the third quarter of 2003 is attributable primarily to the following factors:

•	The acquisition of CuraScript resulted in additional mail order claims of 0.3 million and a $187.4 million increase in mail order revenues in the third quarter of 2004 as compared to the third quarter of 2003.
•	Excluding CuraScript, we processed an additional 1.5 million claims in the third quarter of 2004 as compared to the third quarter of 2003. The increase in mail order claim volume is partially due to new clients and greater usage of our mail order pharmacies by members of existing clients. This increase in volume resulted in an $185.0 million increase in mail order revenues.
•	Excluding CuraScript, average revenue per mail order claim increased by approximately 3.3% in the third quarter of 2004 as compared to the same period of 2003, representing additional mail pharmacy revenue of $38.5 million. The increase in mail pharmacy revenue is primarily due to inflation which was partially offset by an increase in our generic fill rate from 37.0% in the third quarter of 2003 to 40.8% for the current quarter. Our mail order generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications commonly dispensed from mail order pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

        The $1,024.8 million, or 35.1%, increase in mail pharmacy revenues for the nine months ended September 30, 2004 as compared to the same period of 2003 is attributable primarily to the following factors:

•	Excluding CuraScript, we processed an additional 4.6 million claims in the nine months ended September 30, 2004 as compared to the same period in 2003, resulting in a $562.9 million increase in mail pharmacy revenues. The increase in mail order claim volume is primarily due to the implementation of new clients, including the contract with the DoD TRICARE Management Activity Program in March 2003, as well as increased usage of our mail order pharmacies by members of existing clients.
•	The acquisition of CuraScript resulted in additional mail order claims of 0.7 million and a $419.1 million increase in mail order revenues in the nine months ended September 30, 2004 as compared to the same period of 2003.
•	Excluding CuraScript, average revenue per mail order claim increased by approximately 1.2% in the nine months ended September 30, 2004 as compared to the same period of 2003, representing additional mail pharmacy revenue of $42.8 million. Increases in mail order revenue per claim from inflation was almost completely offset by the impact of our contract with the DoD TRICARE Management Activity Program and by increases in our generic fill rate to 39.6% for the nine months ended September 30, 2004 from 37.1% for the same period of 2003. Under our contract with the DoD we earn a fee per prescription filled by our mail order facility. Revenues and cost of revenues from the DoD contract do not include ingredient cost as inventory is replenished by the DoD through agreements with its suppliers. As a result, these claims have a dilutive effect on the average revenue per mail pharmacy claim.

        PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. The $13.7 million, or 92.1%, increase in PBM service revenues in the third quarter of 2004 as compared to the third quarter of 2003 is primarily due to the implementation of our contract with the DoD TRICARE Retail Pharmacy (“TRICARE”) program in June 2004. The increase from the implementation of the TRICARE contract was partially offset by the elimination of revenues from pharmaceutical manufacturers in support of certain clinical programs. This funding was completely phased out as of October 1, 2003.

        The $18.1 million, or 35.2%, increase in PBM service revenues in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is partially due to a payment of $5.5 million received in the first quarter of 2004 in connection with the early termination by a client in 2001 as well as the implementation of the TRICARE contract in June 2004. These increases were partially offset by elimination of revenues from pharmaceutical manufacturers in support of certain clinical programs, as mentioned above.

        PBM cost of revenues increased $476.9 million, or 15.9% and $1,287.4 million, or 14.2%, in the three and nine months ended September 30, 2004 as compared to the same periods in 2003 primarily as a result of the following:

•	Net increases in the average cost per claim, mainly due to inflation and to the transition of one of our clients from their network to an ESI retail pharmacy network in the first quarter of 2004 (as discussed above), increased cost of revenues by approximately $248.6 million and $859.5 million in the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003.
•	The addition of CuraScript’s specialty mail pharmacy in January 2004 resulted in increases of $173.3 million and $386.8 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003.
•	Excluding CuraScript, increases in network and mail order claims volume (on an unadjusted basis), resulted in higher PBM cost of revenues of $54.8 million and $41.0 million, respectively, for the three and nine months ended September 30, 2004 over the same periods of 2003.

        Our PBM gross profit increased $29.5 million, or 15.3%, and $48.5 million, or 8.1%, respectively, for the three and nine months ended September 30, 2004. Increases in revenues from network inflation and higher mail order volumes were partially offset by inflationary increases in cost of revenues and margin pressures arising from the current competitive environment. Gross profit for the nine months ended September 30, 2003 was negatively impacted by a non-recurring reduction of $15.0 million relating to previously collected pharmaceutical manufacturer fund which we decided to share with our clients.

        Selling, general and administrative expenses (“SG&A”) increased $39.4 million, or 44.5%, and $24.2 million, or 8.3%, respectively, in the three and nine months ended September 30, 2004 over the same periods of 2003, primarily due to a $25.0 million increase in legal reserves recorded during the third quarter of 2004 (see below) and due to the acquisition of CuraScript in January 2004 which increased SG&A by $7.6 million and $18.8 million in the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003. SG&A for the third quarter of 2004 as compared to the third quarter of 2003 also increased as a result of higher bad debt expense. In the third quarter of 2003, we reversed a portion of a reserve established during 2002, which had been recorded for a large client then in bankruptcy. As of the third quarter of 2003, we had received payment on this client’s obligations to us and determined such reserve was no longer necessary. These increases in SG&A for the three and nine months ended September 30, 2004 were partially offset by cost saving measures implemented during 2003 and 2004 which reduced SG&A by approximately $9.7 million and $28.8 million for the three and nine months ended September 30, 2004. In addition, the nine months ended September 30, 2003 was negatively impacted by $4.8 million in costs incurred to facilitate start-up of our operations supporting the DoD TRICARE Management Activity mail pharmacy service.

        As we reported in our Form 10-Q for the second quarter of 2004, we are a defendant in litigation involving our contract to provide prescription drug benefits for the State of New York Empire Plan and we have received civil investigative demands from the Attorneys General of 22 states and the District of Columbia. In light of these developments, we previously disclosed that we would increase legal reserves in the third quarter by $15.0 million to $20.0 million. Subsequently, several shareholder class action lawsuits and additional class action lawsuits were filed against the Company (see “—Legal Proceedings”). Based on these developments, we recorded a $25.0 million increase in legal reserves during the third quarter period (see “—Critical Accounting Policies”).

        PBM operating income decreased $9.9 million, or 9.5% in the three months ended September 30, 2004 over the same period of 2003, and increased $24.2 million, or 8.0%, respectively, in the nine months ended September 30, 2004 over the same period of 2003.

NON-PBM OPERATING INCOME

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2004	Increase/ (Decrease)		2003	2004	Increase/ (Decrease)		2003
Product revenues	$29,035	33.0%		$21,829	$84,128	42.4%		$59,086
Service revenues	31,648	21.3%		26,082	89,843	8.9%		82,512

Total Non-PBM revenues	60,683	26.7%		47,911	173,971	22.9%		141,598
Non-PBM cost of revenues	47,352	40.3%		33,750	136,350	32.9%		102,618

Non-PBM Gross Profit	13,331	(5	.9)%	14,161	37,621	(3	.5)%	38,980
Non-PBM SG&A expense	2,986	(38	.0)%	4,816	7,647	(31	.3)%	11,133

Non-PBM operating income	$10,345	10.7%		$9,345	$29,974	7.6%		$27,847

        Non-PBM product revenues increased $7.2 million, or 33.0%, and $25.0 million, or 42.4%, respectively, for the three and nine months ended September 30, 2004 over the same periods of 2003. This is mainly due to a higher mix of specialty distribution volumes in which we include ingredient cost of pharmaceuticals dispensed in our revenues. Non-PBM service revenues increased $5.6 million, or 21.3%, and $7.3 million, or 8.9%, respectively, for the three and nine months ended September 30, 2004. The increase reflects new eligibility and service programs initiated during the first quarter of 2004. This increase for the nine months ended September 30, 2004, over the same period in 2003, was partially offset by the discontinuance, during the third quarter of 2003, of two patient assistance programs where we received fees for the delivery of certain drugs to doctors for their indigent patients.

        Non-PBM cost of revenues increased $13.6 million, or 40.3%, and $33.7 million, or 32.9%, respectively, in the three and nine months ended September 30, 2004 as compared to the same periods of 2003, mainly due to the additional volume in sample card programs where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our Non-PBM revenues and cost of revenues (as discussed above). Gross profit for the three and nine months ended September 30, 2004 changed only slightly as compared to the same periods of 2003.

        Non-PBM SG&A decreased $1.8 million, or 38.0%, and $3.5 million, or 31.3%, respectively, for the three and nine months ended September 30, 2004 as compared to the same time periods of 2003. The decrease is a result of efforts to control costs by integrating certain functions within our PMG and SDS operations.

        Non-PBM operating income increased $1.0 million, or 10.7%, and $2.1 million, or 7.6%, respectively, during the three and nine months ended September 30, 2004 as compared to the same periods of 2003.

OTHER (EXPENSE) INCOME

        In February 2001, we entered into an agreement with AdvancePCS (now owned by CareMark, Inc.) and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years, with approximately $16.8 million invested through September 30, 2004. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the three and nine months ended September 30, 2004 was $1.0 million ($0.6 million, net of tax) and $3.8 million ($2.3 million, net of tax), respectively, compared to $1.4 million ($0.9 million net of tax) and $4.5 million ($2.8 million net of tax) for the same periods of 2003.

        Net interest expense decreased $4.3 million, or 55.9%, in the third quarter of 2004, and increased $3.8 million, or 12.3% for the nine months ended September 30, 2004, as compared to the same periods in 2003. The decrease in interest expense in the third quarter of 2004 as compared to the third quarter of 2003 is primarily due to the redemption of our Senior Notes in June 2004 and the favorable effects of a lower interest rate on outstanding principal balances. The redemption of the Senior Notes is also the primary reason for the increase in interest expense for the nine months ended September 30, 2004, as compared to the same period in 2003. As a result of the Senior Note Redemption in June 2004, we recorded an additional $12.3 million charge to interest expense for the redemption premium and the write-off of deferred financing fees. In addition, we wrote-off $3.6 million in deferred financing fees as a result of refinancing our entire credit facility during the first quarter of 2004 (see “—Liquidity and Capital Resources”).

        The redemption of the Senior Notes will result in annual interest expense savings of approximately $13.5 million ($8.4 million after-tax).

PROVISION FOR INCOME TAXES

        Our effective tax rate for the three months ended September 30, 2004 and 2003 remained constant at 38.2% and for the nine months ended September 30, 2004, our effective tax rate increased only slightly to 38.3% from 38.2% for the nine months ended September 30, 2003.

NET INCOME AND EARNINGS PER SHARE

        Net income for the three months ended September 30, 2004 decreased $2.6, or 4.1%, over the same period of 2003. Net income increased $15.1 million, or 8.3%, for the nine months ended September 30, 2004 over the same period of 2003. During 2003, we recorded a cumulative effect of change in accounting principle of $1.0 million, net of tax, related to our implementation of FAS 143, “Asset Retirement Obligations,” (see “—Other Matters”).

        Basic and diluted earnings per share decreased 1.2% for the third quarter of 2004 over the third quarter of 2003. For the nine months ended September 30, 2004, basic and diluted earnings per share increased 10.3% and 10.5%, respectively, over the nine months ended September 30, 2003.

        We account for employee stock options in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” We use the intrinsic value method to account for stock options and have not recognized compensation expense for options granted. Had we used the fair value method and recognized compensation expense based on the fair value of options determined on the grant date, our net income and earnings per share for the three and nine months ended September 30, 2004 would have been $60.9 million, or $0.78 per diluted share, and $194.9 million, or $2.48 per diluted share, respectively, and would have been $62.7 million, or $0.79 per diluted share, and $175.0 million, or $2.20 per diluted share, respectively, for the three and nine months ended September 30, 2003. Our pro forma stock based compensation expense for 2004 reflects the impact of stock option forfeitures in the 2004 which reduced expense by $0.3 million and $3.5 million for the three and nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

        For the nine months ended September 30, 2004, net cash provided by operations increased $21.9 million to $303.3 million from $281.4 million during the nine months ended September 30, 2003. This increase reflects increased earnings of $15.1 million, a $10.8 million increase in depreciation and amortization, partially due to the acquisition of CuraScript in January 2004, and a $4.4 million increase from net changes in our working capital components. The increase from changes in our working capital components primarily consists of an $88.8 million increase resulting from the timing of payments to vendors partially offset by decreases of $55.5 million and $28.1 million from higher inventory and accounts receivable balances, respectively. Net cash provided by operations was also negatively impacted by an $8.5 million decrease in non-cash adjustments to net income mainly due to lower tax benefits from the exercise of employee stock options during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

        Our capital expenditures for the nine months ended September 30, 2004 increased $1.4 million, or 4.3%, as compared to the same period of 2003. The increase is partially due to the development of a new Patient Care Contact Center in St. Marys, Georgia. The project was initiated in June and completed in the third quarter of 2004, with approximately $8.3 million capitalized. The increase from the expenditures for our St. Marys call center was partially offset by a decrease resulting from first quarter 2003 expenditures to complete our mail order facility in Tempe which provides mail order service under our contract with the DoD TRICARE Management Activity Program.

        In order to manage growth and to maintain strong customer service, we intend to continue to invest in technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

        We have a stock repurchase program, announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 10.0 million shares. In July 2004, our Board of Directors authorized a 4.0 million share increase to the existing 10.0 million share repurchase program, which increased shares available for repurchase under the program to 5.2 million. There is no limit on the duration of the program. During the three and nine months ended September 30, 2004, we used internally generated cash to repurchase 1.7 million and 2.4 million shares for $108.1 million and $160.3 million, respectively. Approximately 10.6 million of the 14.0 million total shares have been repurchased through September 30, 2004. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

CHANGES IN BUSINESS

        On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.2 million which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and will enhance our ability to provide comprehensive pharmaceutical management services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $284.8 million and trade names in the amount of $1.3 million, which are not being amortized. The purchase price allocation is subject to refinement in the future pending finalization of intangible asset valuations and final assessment of deferred taxes at the acquisition date. The $333.2 million purchase price was financed with $210.0 million of cash on hand and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.

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

        During the first quarter of 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $4.0 million to PCA in the form of a revolving line of credit available over the next 18 months. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representative. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee the lesser of $2.0 million or 50% of the amounts outstanding on the revolving line of credit.

        In the second quarter of 2004, we signed an amended credit agreement with PCA which increased the revolving line of credit available to PCA from the initial $4.0 million to $17.0 million. The additional $13.0 million will be unsecured and used to fund PCA’s operating expenditures, as well as the start-up expenditures associated with the enrollment of cardholders by PCA and by us. As of September 30, 2004, we have loaned PCA $14.3 million, which is included in other long-term assets on the Unaudited Consolidated Balance Sheet.

        In regard to the extended revolving line of credit, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program. Through September 30, 2004, enrollment has fallen short of expectations, with approximately 200,000 members enrolled to date. We continue to enroll new members and we believe our enrollment goals can be attained if membership for the Medicare Discount Card program builds, or if the Medicare Discount Card program is extended beyond 2005. However, if enrollment continues to fall short of expectations, it is possible that a portion, or all, of any unsecured borrowings under the line of credit could be written off in future quarters.

BANK CREDIT FACILITY

        In early February 2004, we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement and on February 13, 2004, we refinanced our entire credit facility. We negotiated an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver, Term B and Term C loans outstanding under our previous credit facility. In June and September 2004, we made scheduled payments on our Term A and Term B loans totaling $10.0 million and $1.0 million, respectively. We had net borrowings of $50.0 million under our revolving credit facility during the six months ended September 30, 2004.

        Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. Under our new credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($350.0 million at September 30, 2004). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. Currently, the commitment fee is 0.25% per annum.

        At September 30, 2004, the weighted average interest rate on the new facility was 3.11%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At September 30, 2004, we are in compliance with all covenants associated with our credit facility.

        To alleviate interest rate volatility on our variable rate loans, we have entered into interest rate swap arrangements, which are discussed in “—Market Risk” below.

BONDS

        On June 15, 2004, we redeemed all of our outstanding Senior Notes ($204.4 million) at a redemption price of 104.8125% by using internally generated cash and a portion of our $400 million revolving credit facility. As a result of the redemption, we recorded in interest expense, charges of approximately $12.3 million ($7.6 million after-tax) representing a redemption premium of $9.8 million and the write-off of unamortized deferred financing fees.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our schedule of maturities of our long-term debt, excluding the deferred interest rate swap gain of $0.1 million, and future minimum lease payments due under noncancellable operating leases and capital leases as of September 30, 2004 (in thousands):

	Payments Due by Period as of September 30,
Contractual obligations	Total	2004	2005 - 2006	2007 - 2008	After 2008
Long-term debt	$439,563	$5,500	$51,612	$119,112	$263,339
Future minimum lease
payments (1)	105,577	5,709	42,154	32,971	24,743

Total contractual cash
obligations	$545,140	$11,209	$93,766	$152,083	$288,082

         (1) In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia. At September 30, 2004, our lease obligation is $7.6 million. In accordance with FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $7.6 million of industrial revenue bonds issued to us by the Camden County County Joint Development Authority.

OTHER MATTERS

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delays the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities requiring consolidation under FIN 46 and FIN 46R. Therefore, adoption of these standards did not have a material impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

        In January 2003, we adopted FAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires the capitalization of the fair value of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and the capitalization of a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. As required by FAS 143, we recorded an asset retirement obligation ($3.1 million at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased, mail-order facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord. For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space upon surrender of the property. We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1.4 million and a $1.7 million ($1.0 million, net of tax) loss from the cumulative effect of change in accounting principle. The $1.4 million asset is being depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

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

MARKET RISK

        We use an interest rate swap agreement to manage our interest rate risk on future variable interest payments. At September 30, 2004, our swap agreement fixes the variable interest rate payments on approximately $20.0 million of debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $20.0 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. Our swap agreement matures in April 2005.

        Our present interest rate swap agreement is a cash flow hedge which requires us to pay fixed-rates of interest, and which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement, $0.6 million at September 30, 2004, is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $0.4 million at September 30, 2004, is deferred in shareholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized as an expense. For the nine months ended September 30, 2004 and 2003, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

        A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at September 30, 2004 would have caused an immaterial change in the fair value of the swap.

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

        During the fiscal quarter ended September 30, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

        We and/or the Company’s subsidiary, National Prescription Administrators, Inc. (“NPA”), are defendants in several lawsuits that purport to be class actions. With the exception of the new matters reported below, these lawsuits are described in our Annual Report on Form 10-K for the year ended December 31, 2003, as updated in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and March 31, 2004. Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. However, we have been able to estimate costs to defend such cases and have accrued these costs in our self-insurance reserves. None of the cases has yet been certified by the court as a class action. We are unable to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations. The following developments have occurred since the previous Quarterly Report:

•	Jerry Beeman, et al. v. Caremark, et al. (Cause No. 021327, United States District Court for the Central District of California). On December 12, 2002, we were served with a complaint against us and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleged that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. Plaintiffs have filed an appeal.

•	Anthony Bradley, et al v. First Health Services Corporation, et al (Cause No. BC319292, Superior Court for the State of California, County of Los Angeles) On July 30, 2004, plaintiffs filed a complaint against us and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleged rights to sue as a private attorney general under California law. The complaint alleged that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. Plaintiffs request injunctive relief, unspecified monetary damages and attorney's fees. Several of the plaintiffs are the same as in Beeman, et al v. Caremark, et al, and the relief sought is substantially the same as that sought in Beeman.

•	On July 21, 2004, we received a Civil Investigative Demand from the Attorney General of the State of Vermont. A total of 22 states and the District of Columbia have now issued substantially identical civil investigative demands. The civil investigative demands received to date seek documents regarding a wide range of our business practices. We are cooperating with this multi-state investigation.

•	People of the State of New York, et al v. Express Scripts, Inc. (Cause No. 4669-04, Supreme Court of the State of New York, County of Albany) On August 4, 2004 the State of New York filed a complaint against ESI and Cigna Life Insurance Co. The complaint alleges certain breaches of contracts and violations of civil law in connection with the management of the prescription drug plan for the State of New York and its employees. The complaint also alleges certain violations of civil law in connection with the Company’s therapeutic interchange programs. Plaintiffs request injunctive relief, unspecified monetary damages and attorney's fees. We have filed a motion to dismiss the complaint.

•	Correction Officers’ Benevolent Association of the City of New York, et al v. Express Scripts, Inc. (Cause No. 04-602517, Supreme Court for the State of New York, County of Albany) On August 5, 2004, plaintiffs filed a complaint against Express Scripts. The complaint alleges that certain business practices violate duties owed to the class members including fiduciary duties, breach of covenant of good faith and fair dealing, deceptive trade practices, breach of contract, and unjust enrichment. The complaint purports to be a class action filed on behalf of all non-ERISA health plans with members who are employees of the City of New York and the members of those plans. Plaintiffs request unspecified compensatory and punitive damages, equitable relief and attorney's fees.

•	Shareholder lawsuits: Sylvia Childress, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01191, United States District Court for the Eastern District of Missouri) Lidia Garcia, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-1009, United States District Court for the Eastern District of Missouri); Robert Espriel, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01084, United States District Court for the Eastern District of Missouri); Raymond Hoffman, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01054, United States District Court for the Eastern District of Missouri); John R. Nicholas, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-1295, United States District Court for the Eastern District of Missouri); John Keith Tully, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01338, United States District Court for the Eastern District of Missouri). All of these suits are brought against Express Scripts and certain of its officers alleging violations of federal securities law. The complaints allege that ESI failed to disclose certain alleged improper business practices and issued false and misleading statements. The complaints allege that they are brought on behalf of purchasers of Express Scripts stock during the period October 29, 2003 to August 3, 2004. The complaints request unspecified compensatory damages, equitable relief and attorney's fees.

•	Derivative lawsuits: Scott Rehm, Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Cause No 044-1960, Missouri Circuit Court, City of St. Louis) (filed 8/27/04); Charles Manzione, Derivatively on Behalf of Express Scripts, Inc. v. Barrett Toan et al (Cause No. 04CC-4510, Missouri Circuit Court, St. Louis County) (filed 10/22/04); Gary Miller Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Cause No 042-08632, Missouri Circuit Court, City of St. Louis) (filed 10/29/04). Plaintiffs have filed shareholder derivative lawsuits against current and former directors and officers of Express Scripts. The cases make various allegations including that the defendants caused Express Scripts to issue false and misleading statements, insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Plaintiffs demand unspecified compensatory damages, equitable relief and attorney’s fees. We have or will be filing motions to remove these cases to federal court

•	United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al (Cause No. 04-CV-7472, United States District Court for the Southern District of New York) On September 21, 2004, plaintiffs filed a complaint against NPA and Express Scripts. The complaint alleges that certain of our business practices violate duties to the class members including duties under ERISA, state common law and state consumer protection statutes. The complaint purports to be a class action filed on behalf of all current former self-funded ERISA and non-ERISA funds for which ESI or NPA served as the PBM. Plaintiffs request unspecified compensatory damages, equitable relief and attorney's fees.

•	Central Laborers’ Welfare Fund, et al v. Express Scripts, Inc., et al (Cause No. 04-L-554, Twentieth Judicial Circuit Court, St. Clair County, Illinois) On September 27, 2004, plaintiffs filed a complaint against Express Scripts and NPA. The complaint alleges that certain of our business practices constitute a breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty and unjust enrichment. The complaint purports to be a class action filed on behalf of all former and current self-funded private and governmental health plans that contracted with ESI or NPA since January 1, 1997. Plaintiffs request unspecified compensatory damages, equitable relief and attorney's fees.

        While we believe that our services and business practices are in compliance with all applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these matters at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies. We can give no assurance that such judgements, fines and remedies, and future costs associated with these matters would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(e)	The following is a summary of our stock repurchasing activity during the three months ended September 30, 2004 (share data in thousands):

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program
7/1/2004 - 7/31/2004	--	$--	--	5,151
8/1/2004 - 8/31/2004	1,737	62.25	1,737	3,414
9/1/2004 - 9/30/2004	--	--	--	3,414

Third quarter 2004 total	1,737	$62.25	1,737

We have a stock repurchase program, announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 10.0 million shares. In July 2004, our Board of Directors authorized a 4.0 million share increase to the existing 10.0 million share repurchase program, which increased our total shares to 14.0 million and shares available for repurchase under the program to 5.2 million. There is no limit on the duration of the program. During the three and nine months ended September 30, 2004, we used internally generated cash to repurchase 1.7 million and 2.4 million shares for $108.1 million and $160.3 million, respectively. Approximately 10.6 million of the 14.0 million total shares have been repurchased through September 30, 2004. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

Item 6.      Exhibits

See Index to Exhibits below.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)
Date: November 3, 2004	By: /s/ Barrett A. Toan
Barrett A. Toan, Chairman of the Board,
and Chief Executive Officer
Date: November 3, 2004	By:/s/ Edward Stiften
Edward Stiften, Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit
2.1[1]	Stock Purchase Agreement, dated December 19, 2003, by and among the Company, CPS Holdings, LLC, CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc, incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K filed December 24, 2003

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2001.
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 2, 2004, incorporated by reference to Exhibit No. 3.2 to the Company’s Quarterly Report on Form 10-K for the quarter ending June 30, 2004.

3.3	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company’s Quarterly Report on Form 10-K for the quarter ending June 30, 2004.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the "Registration Statement").
4.2	Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company's Amendment No. 1 to Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.3	Asset Acquisition Agreement dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company's amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.4	Rights Agreement, dated as of July 25, 2001, between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company's Current Report on Form 8-K filed July 31, 2001.

4.5	Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company
10.1[2,3]	Executive Employment Agreement dated as of August 31, 2004 between the Company and David Lowenberg.
10.2[2,3]	Executive Employment Agreement executed on August 31, 2004 and effective as of April 1, 2004, between the Company and C.K. Casteel.
10.3[2,3]	Executive Employment Agreement executed on August 31, 2004 and effective as of April 1, 2004, between the Company and Douglas Porter.
10.4[2,3]	Executive Employment Agreement executed on August 31, 2004 and effective as of April 1, 2004, between the Company and Agnes Rey-Giraud.
10.5[2,3]	Executive Employment Agreement dated as of October 29, 2004 between the Company and Thomas Boudreau.
10.6[2,3]	Executive Employment Agreement executed on October 29, 2004 and effective as of April 1, 2004, between the Company and Edward Ignaczak.
10.7[2,3]	Form of Restricted Stock Agreement used with respect to grants of restricted stock by the Company
31.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by Barrett A. Toan, as Chairman and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

         _________________

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.
3	Management contract or compensatory plan or arrangement.