Form 10-K
period 2004-12-31
EXPRESS SCRIPTS INC
filed 2005-03-03
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1420563 (I.R.S. employer identification no.)
13900 Riverport Dr., Maryland Heights, Missouri (Address of principal executive offices)	63043 (Zip Code)

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

The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2004, was $6,027,976,464 based on 76,081,995 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $79.23 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant and New York Life Insurance Company are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2005:	73,375,592	Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2005 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2004.

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

PART I

THE COMPANY

Item 1 — Business

Industry Overview

Prescription drugs are playing an ever-greater role in healthcare and today constitute the first line of treatment for many medical conditions. As pharmaceutical research opens the potential for even more effective drugs, demand can be expected to increase. For millions of people, prescription drugs equate to the hope of improved health and quality of life. At the same time, rising prescription drug costs are gradually shaping one of the most persistent challenges to health care financing. Even as pharmaceutical development opens new paths to better healthcare, we confront the possibility that high costs may limit access to these therapies.

Prescription drug costs, the fastest growing component of health care costs in the United States, accounted for approximately 11.6% of U.S. health care expenditures in 2004 and are expected to increase to about 23.1% in 2013 according to U.S. Centers for Medicare & Medicaid (“CMS”) estimates. Based upon information included in our 2003 Annual Drug Trend report, described below under “Company Operations—Clinical Support”, annual per member drug spending rose 15.5% in 2003. In response to cost pressures being exerted on health benefit providers such as HMOs, health insurers, employers and unions, pharmacy benefit management (“PBM”) companies develop innovative strategies designed to keep medications affordable.

We help health benefit providers address access and affordability concerns resulting from rising drug costs. We manage the cost of the drug benefit by performing the following functions:

•	evaluating drugs for price, value and efficacy in order to assist clients in selecting a cost-effective formulary;
•	leveraging purchasing volume to deliver discounts to health benefit providers;
•	promoting the use of generics and low-cost brands; and
•	offering cost-effective mail pharmacy services which result in drug-cost savings for plan sponsors and co-payment savings for members.

We work with clients, manufacturers, pharmacists and physicians to increase efficiency in the drug distribution chain, to manage costs in the pharmacy benefit, and to improve members’ health outcomes and satisfaction.

PBMs combine retail pharmacy claims processing, formulary management and mail pharmacy services to create an integrated product offering to manage the prescription drug benefit for payers. Some PBMs have broadened their service offerings to include disease management programs, compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and specialty distribution services.

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

Our PBM services include:

•	retail network pharmacy management
•	mail pharmacy services, including distribution of specialty drugs
•	benefit design consultation
•	drug utilization review
•	formulary management programs
•	disease management
•	compliance and therapy management programs for our clients

Non-PBM services provided through our Pharma Business Solutions (“PBS”) segment include:

•	distribution of pharmaceuticals requiring special handling or packaging
•	distribution of pharmaceuticals to low-income patients through manufacturer-sponsored and company-sponsored generic patient assistance programs
•	distribution of sample units to physicians and verification of practitioner licensure through our wholly owned subsidiary, Phoenix Marketing Group, LLC (“PMG”)

Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, mail pharmacy services and specialty distribution services. In 2004, 2003 and 2002, revenues from the delivery of prescription drugs to our members represented 98.5%, 98.6% and 98.5% of our total revenues, respectively. Revenues from services, such as the administration of some clients’ retail pharmacy networks, sample distribution services and certain services provided by our specialty distribution subsidiary comprised the remainder of our revenues.

Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through seven mail pharmacy service centers and seven specialty drug pharmacies that we operated as of December 31, 2004. More than 57,700 retail pharmacies, representing more than 98% o of all United States retail pharmacies, participate in one or more of our networks.  In 2004, we processed 398.8 million network pharmacy claims and dispensed 39.1 million mail pharmacy prescriptions. We also dispensed 3.5 million specialty distribution prescriptions.

We were incorporated in Missouri in September 1986, and were reincorporated in Delaware in March 1992. Our principal executive offices are located at 13900 Riverport Drive, Maryland Heights, Missouri 63043. Our telephone number is (314) 770-1666 and our web site is www.express-scripts.com. Through our website, we make available access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us).  Information included on our website is not part of this annual report.

Products and Services

Pharmacy Benefit Management Services

Overview.  Our PBM services involve the management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies. We offer our PBM services to our clients in the United States and Canada. Our PBM services include:

•	retail network pharmacy management
•	mail pharmacy services, including distribution of specialty drugs
•	benefit design consultation
•	drug utilization review
•	formulary management programs
•	disease management
•	compliance and therapy management programs for our clients

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

During 2004, 98.4% of our revenues were derived by our PBM operations, compared to 98.5% and 98.8% during 2003 and 2002, respectively. The number of retail pharmacy network claims processed and mail pharmacy claims dispensed increased to 398.8 million and 39.1 million, respectively, in 2004 from 378.9 million and 32.3 million claims, respectively, in 2003.

Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, we negotiate with pharmacies to discount the price at which they will provide drugs to members. We manage nationwide networks in the United States that are responsive to client preferences related to cost containment and convenience of access for members. We also manage networks of pharmacies that are customized for or under direct contract with specific clients. We manage one nationwide network in Canada.

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

Mail Pharmacy. As of December 31, 2004, we operated seven mail pharmacies located in Maryland Heights, Missouri; Albuquerque, New Mexico; Bensalem, Pennsylvania; Harrisburg, Pennsylvania; Troy, New York; and two in Tempe, Arizona. These pharmacies provide members with convenient access to maintenance and specialty medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale. In addition, CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript) operate seven specialty distribution pharmacies located in Orlando, Florida; Omaha, Nebraska; Pleasanton, California; Pittsburgh, Pennsylvania; Bethel Park, Pennsylvania; Amherst, New York; and Brewster, New York. Through our mail service pharmacies we are directly involved with the prescriber and member and, as a result, we believe we are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks.

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

Formulary Development, Compliance and Therapy Management. Formularies are lists of drugs for which coverage is provided under the applicable plan. We have many years of formulary development expertise and maintain an extensive clinical pharmacy department.

Our foremost consideration in the formulary development process is the clinical appropriateness of the drug. In developing formularies, we first perform a rigorous assessment of the available evidence regarding the drug’s safety and clinical effectiveness. No drug is added to the formulary until it is approved by our National Pharmacy & Therapeutics Committee - a panel composed of nineteen independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations. We fully comply with the Committee’s clinical recommendations. The Committee does not consider any information regarding the discount or rebate arrangement that we might negotiate with the manufacturer in making its clinical recommendation. This is designed to ensure that the clinical recommendation is not affected by our purchasing arrangements. After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost-effectiveness.

We administer a number of different formularies for our clients that identify drugs whose use is encouraged through various benefit design features. Historically, many clients selected a plan design that included an open formulary in which all drugs were covered by the plan. Today, an increasing number of our clients are selecting formularies in which various financial or other incentives, such as three-tier co-payments, exist for the selection of formulary drugs over their non-formulary counterparts. Some clients select closed formularies, in which benefits are available only for drugs listed on the formulary. In 2004, about 60% of all claims fell into three-tier or closed categories compared to 54% for 2003 and 52% for 2002. Use of formulary drugs can be encouraged in the following ways:

•	by restricting the formulary through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-formulary drug
•	through prescriber education programs, in which we or the client actively seek to educate the prescribers about formulary drugs
•	through our drug choice management program, which promotes lower cost therapeutic and generic interchanges to clinically appropriate cost-effective products

Once the formulary has been selected by the client, clients can participate in one of the rebate arrangements we offer. The level of participation in our rebate programs varies by client (see “Products and Services - Pharmacy Benefit Management Services - Overview”). In situations where we pay all or a portion of rebates to the client, our clients have a contractual right to audit our calculation of their rebate payment to ensure they have received the amount to which they are entitled.

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

We also provide formulary compliance services to our clients. For example, if a doctor has prescribed a drug which is not on a client’s formulary, we notify the pharmacist through our claims processing system. The pharmacist may then contact the doctor to attempt to obtain the doctor’s consent to change the prescription to the appropriate formulary product. For those clients that choose to enroll in our drug choice management program, we may contact the physician’s office to provide information about drugs which are on the clients’ formulary and to request that the physician consider changing the prescription to the appropriate formulary drug. The doctor has the final decision-making authority in prescribing the medication and we never recommend a change to a higher cost medication. The doctor will consider the recommended substitution in light of the patient’s medical history and approve or deny the recommended substitution.

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

Electronic Claims Processing System. A significant tool in providing our PBM services is our electronic claims processing system which enables us to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can alert the pharmacist to generic substitution and therapeutic intervention opportunities as well as formulary compliance issues, or administer prior authorization and step-therapy protocol programs at the time a claim is submitted for processing. Our claims processing system also creates a database of drug utilization information that can be accessed both at the time the prescription is dispensed and also on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit.

Consumer Health and Drug Information. In 1999, we launched www.DrugDigest.org, a public website dedicated to helping consumers make informed decisions about using drugs. During 2004, the Health on the Net Foundation granted DrugDigest.org HON Code accreditation for providing reliable online health information. Also in 2004, it was rated among the best websites for unbiased drug information by Business Week, Reader’s Digest, the Wall Street Journal and other publications.

Much of the information on DrugDigest.org is written by pharmacists - primarily doctors of pharmacy who are also affiliated with academic institutions. All the materials used on DrugDigest.org are reviewed for accuracy and timeliness. In 2004, DrugDigest.org expanded its offerings to include not only drug safety information, but also interactive tools that give consumers a more active role in maintaining their own health. The consumer-friendly information on DrugDigest.org includes:

•	a drug interaction checker
•	a drug side effect comparison tool
•	audible drug name pronunciations
•	comparisons of different drugs used to treat the same health condition
•	information on health conditions and their treatments
•	instructional videos showing administration of specific drug dosage forms
•	monographs on drugs and dietary supplements
•	photographs of pills and capsules

Many features of DrugDigest.org are available in the limited-access member website at www. express-scripts.com. The member website gives our clients’ members access to personalized current and, in many cases, previous drug histories. Members can use the interactive tools from DrugDigest.org to check for drug interactions and find possible side effects for all of the drugs they take.

To facilitate communications between members and physicians, health condition information from DrugDigest.org has been compiled into “For Your Physician Visit”, which is available on the member website. Using it, members complete and print appropriate checklists on conditions such as diabetes and depression. Discussing the completed checklists gives both the member and the physician a better understanding of the member’s true health status.

Additional tools that are available through express-scripts.com assist members in choosing and managing their prescription benefits. In the member website, individual profiles include specific enrollment and copayment information. Through Express Choice and Express Preview, members can compare benefit packages and estimate annual prescription costs even before the plan’s benefit year begins. They can determine how variables such as generic usage, mandatory mail programs and step therapy would affect their costs. The separate Price Check feature informs members of current prescription costs based on exact benefit structures and also alerts members if more cost-effective options are available for the prescribed drug.

Non-PBM Services

In addition to PBM services, we also provide certain non-PBM services through our Pharma Business Solutions unit including:

•	distribution of pharmaceuticals requiring special handling or packaging on behalf of pharmaceutical manufacturers
•	distribution of pharmaceuticals to low-income patients through manufacturer-sponsored and company-sponsored generic patient assistance programs
•	distribution of sample units to physicians and verification of practitioner licensure through our wholly owned PMG subsidiary

In 2004, we filled 3.5 million specialty distribution prescriptions, compared to 3.6 million in 2003 and 3.1 million in 2002. During 2004, 1.6% of our revenues were derived from non-PBM services, compared to 1.5% and 1.2% during 2003 and 2002, respectively.

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

Phoenix Marketing Group. PMG is a leader in sample accountability, database management and practitioner verification services for the pharmaceutical industry, operating the nation’s largest prescription drug sample fulfillment business.

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

Clients

We are a provider of PBM services to several market segments and our clients include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our top five clients represented 22.8%, 17.8%, and 19.6% of revenues during 2004, 2003 and 2002 respectively. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2004, 2003 or 2002.

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

The Act imposes various requirements on PDP sponsors and Medicare Advantage plans that offer drug coverage, including requirements relating to the prescription drug benefits offered, the disclosure of negotiated price concessions made available by drug manufacturers, pharmacy access and participation, and the development and application of formularies. Additional requirements are contained in regulations issued under the Act by CMS on January 21, 2005. To the extent that Express Scripts serves as a PDP sponsor or provides services to PDP sponsors and Medicare Advantage plans, it will be required to comply with the applicable provisions of the Act and CMS regulations.

The Act also created a voluntary Medicare prescription drug discount card program which will expire on December 31, 2005. Under the program, eligible Medicare beneficiaries are able to obtain a discount card from private card sponsors endorsed by CMS. The discount card enables the beneficiary to purchase covered prescription drugs at participating network pharmacies for negotiated prices under arrangements made by the card sponsor with pharmacies and drug manufacturers.

Together with the National Association of Chain Drugstores (“NACDS”), we sponsor a prescription drug discount card through Pharmacy Care Alliance, Inc. (“PCA”), a jointly controlled organization. We provide PBM services to PCA, including the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of claims. We also provide services to several of our clients who have submitted their own applications. The Act and the Medicare discount card program regulations issued by CMS contain various requirements that apply to our activities in connection with the program, including requirements relating to the types of drugs covered by a discount card program, disclosure to CMS of certain information related to prices and rebates negotiated by the sponsor with pharmacies and drug manufacturers, and oversight of endorsed card programs by CMS.

Acquisitions and Joint Ventures

On January 30, 2004, we purchased the capital stock of CuraScript for a purchase price of approximately $333.4 million. CuraScript is one of the nation’s largest specialty pharmacy services companies, serving over 175 managed care organizations, 30 Medicaid programs and the Medicare program, and operating seven specialty pharmacies throughout the United States. The acquisition enhances our ability to provide comprehensive clinical services in many disease states.

On December 19, 2002, we entered into an agreement with Managed Pharmacy Benefits, Inc. (“MPB”) under which we acquired certain assets from MPB for approximately $11.1 million in cash, plus the assumption of certain liabilities. MPB is a St. Louis-based PBM and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc.

On April 12, 2002, we completed the acquisition of National Prescription Administrators, Inc., a privately held full-service PBM, and certain related entities (collectively “NPA”), for a purchase price of approximately $466.0 million, which included the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustment of $46.8 million. The addition of NPA brought us a strong presence in providing service to union and government populations.

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

Company Operations

General. As of December 31, 2004, we operated seven mail pharmacies, nine member service/pharmacy help desk call centers out of leased and owned facilities; and CuraScript operated seven specialty distribution pharmacies. Electronic pharmacy claims processing takes place at facilities owned by EDS and by IBM. At our Canadian facilities, we have sales and marketing, client services, pharmacy help desk, clinical, provider relations and certain management information systems capabilities.

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

Client and Patient Services. Although we contract with health plans, the ultimate recipients of many of our services are the members of these health plans. We believe that client satisfaction is dependent upon member satisfaction. Members can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained member service representatives.

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

Clinical Support. We employ physicians, registered nurses, doctors of pharmacy and registered pharmacists to provide clinical support for our PBM services. Assisted by experienced data analysts, these health professionals provide direct clinical input for pharmacy services such as formulary development and management, drug information programs, clinical interventions with physicians and members, development of drug therapy guidelines and evaluation of drugs for inclusion in clinically-sound therapeutic intervention programs.

The mission of our research team is to conduct timely, rigorous and objective research that supports evidence-based pharmacy benefit management. Using pharmacy and medical claims data together with member surveys, the research department conducts studies to evaluate clinical, economic and member impact of pharmacy benefits. Topics of ongoing interest center on the impact of clinical offerings, the evolution of pharmacy benefit designs and the cost-effectiveness of drug therapies. For example, the release of our 2003 Drug Trend Report in June 2004 marked our eighth consecutive year of tracking prescription drug trends. Based on a large sample of our membership, the Report not only examines trends in pharmaceutical utilization and cost, it also investigates the factors that underlie those trends. The current Drug Trend Report and results of our other studies are shared at our annual Outcomes Conference. We also present at other client forums, speak at professional meetings and publish in health-related journals.

Information Systems. Our Information Systems department supports our pharmacy claims processing systems and other management information systems that are essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. All domestic claims are presently processed through systems which are maintained, managed and operated domestically by EDS at their facilities. Canadian claims are processed through systems maintained, managed and operated by IBM. Disaster recovery services for all US systems are provided through our EDS services agreement and SunGard Availability Services. We have substantial capacity for growth in our US and Canadian claims processing facilities.

Competition

We believe the primary competitive factors in each of our businesses are price, quality and scope of service. We believe our principal competitive advantages are our strong managed care and employer group customer base that supports the development of more sophisticated PBM services, and our commitment to provide flexible and distinctive service to our clients.

There are other PBMs in the United States, many of which are smaller than us and offer their services on a local or regional basis. We also compete with a number of large, national companies, including Medco Health Solutions, Inc. (“Medco”) and CaremarkRx, Inc. (“Caremark”), as well as large health insurers and certain HMOs which have their own PBM capabilities. Several of these competitors may have greater financial, marketing and technological resources than us.

Consolidation, including the acquisition of AdvancePCS by Caremark in 2004, has been, and may continue to be an important factor in the PBM industry. We believe the size of our membership base provides us with the necessary economies of scale to compete effectively in a consolidating market.

Some of our PBM services, such as disease management services, compete with those being offered by pharmaceutical manufacturers, other PBMs, large national companies, specialized disease management companies and information service providers. Our non-PBM services compete with a number of large national companies as well as with local providers.

Government Regulation

Many aspects of our businesses are regulated by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

The federal anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services, and administrative bodies. Because of the federal statute’s broad scope, federal regulations establish certain “safe harbors” from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, certain payments for personal services, certain properly disclosed payments made by vendors to group purchasing organizations, and certain discount and payment arrangements with HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion programs” in which benefits were given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs. See Item 3 - Legal Proceedings for discussion of current proceedings relating to these laws or regulations.

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

Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory exceptions for physician referrals and physician financial relationships, and the CMS has promulgated regulations under the Stark Law which provide some guidance on interpretation of the scope of and exceptions to the Stark Law.

State Self-Referral Laws. Our mail pharmacy services may also be subject to statutes and regulations that prohibit payments for referral of individuals from or by physicians to health care providers with whom the physicians have a financial relationship. These state laws and their exceptions may vary from the federal Stark Law and vary significantly from state to state. Some of these state statutes and regulations apply to items and services reimbursed by private payors. Violation of these laws may result in prohibition of payment for items or services provided, loss of pharmacy or health care provider licenses, fines and criminal penalties. State self-referral laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies.

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

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-kickback statutes discussed in the preceding paragraphs; in particular, ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into many of the above-discussed statutes. Like the health care anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain. See Item 3 - Legal Proceedings for discussion of current proceedings relating to these laws or regulations.

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

Consumer Protection Laws. Most states have consumer protection laws that previously have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. See Item 3 - Legal Proceedings for discussion of current proceedings relating to these laws or regulations.

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

Licensure Laws. Many states have licensure or registration laws governing certain types of managed care organizations, including PPOs, TPAs, and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs often is unclear. We have registered under such laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required. Because of increased regulatory requirements on some of our managed care clients affecting prior authorization of drugs before coverage is approved, we have obtained utilization review licenses in selected states through our subsidiary, ESI Utilization Management Co. In addition, accreditation agencies’ requirements for managed care organizations and Medicare + Choice regulations may affect the services we provide to such organizations.

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

State Fiduciary Legislation. Statutes have been introduced in several states which purport to declare that a PBM is a fiduciary with respect to its clients. The fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date only two jurisdictions -- Maine and the District of Columbia - have enacted such a statute. Our trade association, Pharmaceutical Care Management Association (“PCMA”) has filed suit in federal courts in Maine and the District of Columbia alleging, among other things, that the statute is preempted by ERISA with respect to welfare plans that are subject to ERISA. In the Maine case the magistrate has recommended that the District Court judge find that the statute is not pre-empted by ERISA. That decision is not final. Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows.

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

Mail Pharmacy Regulation. Our mail service pharmacies are located in Arizona, Missouri, New Mexico, New York, New Jersey, Pennsylvania, California, Texas, and Florida, and we are licensed to do business as a pharmacy in each such state. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state in which the mail service pharmacy is located, although certain states require that we also employ a pharmacist licensed in that state. We believe we have registered each of our pharmacies in every state in which such registration is required.

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

In December 2000, the Department of Health and Human Services (“HHS”) issued final privacy regulations, pursuant to HIPAA, which, among other things, imposes restrictions on the use and disclosure of individually identifiable health information by certain entities. The compliance date for the final privacy regulations was April 14, 2003. We believe we are in compliance, in all material respects, with the regulations to the extent they apply to us. HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003. The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003) and we believe we are in compliance, in all material respects. Final security regulations under HIPAA were published on February 20, 2003, and for most entities, the compliance date for these regulations is April 21, 2005. We have a plan in place that will ensure that we are in compliance with these regulations, to the extent they apply to us, by the final compliance date.

Non-PBM Regulatory Environment.

Our non-PBM activities operate in a regulatory environment that is quite similar to that of our PBM activities. In particular, one of our subsidiaries, PMG, conducts certain activities, including the distribution of drug samples, that are subject to the requirements of the federal Prescription Drug Marketing Act and many of the other federal and state laws and regulations discussed above.

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

Service Marks and Trademarks

We, and our subsidiaries, have registered the service marks “Express Scripts”, “Charting the Future of Pharmacy”, “PERx”, “National Prescription Administrators,” “PERxCare”, “RxWorkbench”, “DrugDigest”, “ValueRx”, “Value Health, Inc.”, “CuraScript”, “CareLogic”, “OncoScripts”, and “Diversified”, among others, with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks. We are in the process of applying for registration of several other trademarks and service marks. If we are unable to obtain any additional registrations, we believe there would be no material adverse effect on our business.

Insurance

Our PBM operations, including the dispensing of pharmaceutical products by our mail service pharmacies, and the services rendered in connection with our disease management and our non-PBM operations, may subject us to litigation and liability for damages. Commercial insurance coverage has become more difficult to obtain, and accordingly, our retained liability has increased. We have established certain self-insurance reserves to cover potential claims. There can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage, together with our self-insurance reserves, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Employees

As of January 1, 2005, we employed a total of 10,662 employees in the U.S. and 166 employees in Canada. Approximately 1,500 of the U.S. employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility, members of the United Auto Workers Union at our Farmington Hills, Michigan facility, members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania and East Hanover, New Jersey facilities and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility. We believe our relationships with our employees and the unions that represent them are good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 1, 2005 are as follows:

Name	Age	Position
Barrett A. Toan	57	Chairman of the Board and Chief Executive Officer
George Paz	49	President
Edward Stiften	50	Senior Vice President, Chief Financial Officer
David A. Lowenberg	55	Chief Operating Officer
Thomas M. Boudreau	53	Senior Vice President, General Counsel and Secretary
C. K. Casteel	54	Senior Vice President - Supply Chain Management
Edward Ignaczak	39	Senior Vice President - Sales and Account Management
Patrick McNamee	45	Senior Vice President, Chief Information Officer
Domenic A. Meffe	40	Senior Vice President - Specialty Pharmacy Services
Douglas Porter	46	Senior Vice President - Client and Patient Services
Agnes Rey-Giraud	40	Senior Vice President - Product Management
Edward J. Tenholder	53	Senior Vice President, Chief Administration Officer
Darryl E. Weinrich	39	Vice President, Chief Accounting Officer and Controller

Mr. Toan was elected Chairman of the Board of Directors in November 2000, Chief Executive Officer in March 1992, a director in October 1990 and served as President between October 1990 and April 2002.  Mr. Toan will retire as Chief Executive Officer on April 1, 2005.

Mr. Paz was elected President in October 2003. Mr. Paz joined us and was elected Senior Vice President and Chief Financial Officer in January 1998. Mr. Paz will replace Mr. Toan as Chief Executive Officer on April 1, 2005.

Mr. Stiften was elected Senior Vice President and Chief Financial Officer in April 2004. Prior to joining us, Mr. Stiften worked for BJC HealthCare, a hospital and health care organization, serving as Vice President and Chief Financial Officer since 1998.

Mr. Lowenberg was elected our Chief Operating Officer in September 1999, and served as our Senior Vice President and Director of Site Operations from October 1994 until September 1999.

Mr. Boudreau was elected Senior Vice President, General Counsel and Secretary in October 1994. He has served as General Counsel since June 1994.

Mr. Casteel was elected Senior Vice President - Supply Chain Management in September 2002. Prior to joining us, Mr. Casteel worked for WorldCom, Inc., a telecommunications company, serving as Vice President, Law and Public Policy, between January 2001 and September 2002, and as Regional Executive, Public Policy, between January 1996 and January 2001.

Mr. Ignaczak was elected Senior Vice President - Sales and Account Management in December 2002. Mr. Ignaczak joined us in April 1998 and served as the Vice President and General Manager of our National Employer Division between April 1998 and December 2002.

Mr. McNamee joined us and was elected Senior Vice President and Chief Information Officer in February 2005. Prior to joining us, Mr. McNamee worked for Misys Healthcare Systems, a healthcare technology company, as President and General Manager, Physician Systems, from September 2003 through February 2005. Mr. McNamee was employed by various subsidiaries of General Electric Corporation from July 1989 through September 2003, including as President, GE OEC Medical Systems, a surgery x-ay manufacturing business, from July 2002 through September 2003; Senior Vice President, Chief Information Officer and Chief Quality Officer, NBC broadcast network from March 2001 to July 2002; and Chief Information Officer and General Manager of e-Business, GE Transportation Systems, a transportation manufacturing business, from March 1999 through March 2001.

Mr. Meffe joined the Company as a result of our January 2004 acquisition of CuraScript, a specialty pharmacy business and PBM company. Mr. Meffe was elected Senior Vice President - Specialty Pharmacy Services in February 2004. Mr. Meffe served as President and Chief Operating Officer of CuraScript since August 2000. Prior to being elected President and CEO of CuraScript, Mr. Meffe served as president of Coram Prescription Services, a division of Coram Healthcare Corporation, between October 1997 and August 2000.

Mr. Porter joined us and was elected Senior Vice President - Member and Client Services in July 2002 and assumed additional responsibilities as Senior Vice President - Client and Patient Services in September, 2004.  Prior to joining us, Mr. Porter worked for CIGNA HealthCare, a managed healthcare company, as Vice President - Employer Services between March 2001 and June 2002 and as Vice President - Transformation between October 1999 and February 2001.

Ms. Rey-Giraud was elected Senior Vice President of Product Management in December 2003 and served as Senior Vice President - Program Development between July 2002 and December 2003. Ms. Rey-Giraud served as Vice President and General Manager - eBusiness between January 2000 and July 2002 and has served on the RxHub, LLC, Board of Directors since February 2000 (See “Rx-Hub”). Ms. Rey-Giraud joined us in May 1999 as a Senior Director of Administration and Operations.

Mr. Tenholder was elected Senior Vice President and Chief Administration Officer in December 2003. Mr. Tenholder served as Executive Vice President and Chief Operating Officer of Blue Cross and Blue Shield of Missouri, a managed healthcare company, from October 1997 to December 2000. Mr. Tenholder will retire as Chief Administration Officer on June 30, 2005.

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

Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

•	costs of and adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•
risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney's offices in Philadelphia and Boston, and by other regulatory agencies including the Department of Labor, and various state attorneys general

•
risks and uncertainties regarding the implementation and the ultimate terms of the Medicare prescription drug benefit, including financial risks to us if we participate in the program on a risk-bearing basis

•
risks associated with our acquisitions (including our acquisition of CuraScript) which include integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses

•	risks associated with our ability to maintain growth rates, or to control operating or capital costs
•
continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contracts with key clients or providers

•
competition in the PBM industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers

•
adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

•	increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments and agencies
•	the possible loss, or adverse modification of the terms, of contracts with pharmacies in our retail pharmacy networks
•	risks associated with the use and protection of the intellectual property we use in our business
•	risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	risks associated with our ability to continue to develop new products, services and delivery channels
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends
•	risks associated with our inability to attract and retain qualified personnel
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

More than 57,700 retail pharmacies, which represent more than 98% of all United States retail pharmacies, participate in one or more of our networks. However, the top ten retail pharmacy chains represent approximately 50.5% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and a number of state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation that involve certain aspects of our business or our competitors’ businesses. Accordingly, we cannot provide any assurance that one or more of these agencies will not interpret these laws differently, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our consolidated results of operations. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulations might have on us.

The Office of Inspector General (“OIG”) of HHS issued the final Compliance Program Guidance for Pharmaceutical Manufacturers (the “Guidance”) on April 28, 2003. The Guidance, which represents OIG’s general views and is not legally binding, contains guidelines for the design and operation of voluntary programs by pharmaceutical manufacturers to promote compliance with the laws relating to federal health care programs. In addition, the Guidance identifies certain risk areas for pharmaceutical manufacturers, including certain types of arrangements between manufacturers and PBMs, pharmacies, physicians and others that have the potential to implicate the anti-kickback statute. The Guidance contains a discussion of how manufacturers can structure their arrangements with PBMs, such as rebate programs and formulary support activities, to comply with the anti-kickback statute.

The U.S. Attorney General’s Office in Philadelphia is conducting an investigation into certain PBM business practices. Medco and AdvancePCS (since acquired by Caremark) have received subpoenas in connection with this investigation. The U.S. Attorney’s office has also intervened in a qui tam (“whistle blower”) proceeding, challenging certain of Medco’s business practices. We have received a subpoena from the U.S. Attorney’s Office in Boston, as have other PBMs including Caremark and Wellpoint Health Systems. We have also received a letter of inquiry from the Department of Labor. We cannot predict what effect, if any, these investigations may ultimately have on us or on the PBM industry generally (See Item 3 -Legal Proceedings).

The State of Maine and the District of Columbia have each enacted statutes that purport to declare that a PBM is a fiduciary with respect to its clients. Our trade association, PCMA has filed suit in Federal District Courts in Maine and the District of Columbia alleging, among other things, that these statutes are preempted by ERISA with respect to welfare plans that are subject to ERISA. Both courts have issued preliminary injunctions enjoining enforcement of these statutes. Neither court has made a final ruling, but a magistrate in the Maine case has recommended to the District Court that the court uphold the Maine statute.

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

In December 2000, HHS issued final privacy regulations, pursuant to HIPAA, which, among other things, imposes restrictions on the use and disclosure of individually identifiable health information by certain entities. The compliance date for the final privacy regulations was April 14, 2003. We believe we are in compliance, in all material respects, with the regulations to the extent they apply to us. We are required to comply with certain aspects of these regulations. For example, we are a “business associate” under HIPAA in some instances with respect to our health plan clients and a “covered entity” under HIPAA when service is provided through our mail service pharmacies. Other HIPAA requirements relate to electronic transaction standards and code sets and the security of protected health information when it is maintained or transmitted electronically. HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003. The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003). Final security regulations under HIPAA were published on February 20, 2003, and for most entities, the compliance date for these regulations is April 21, 2005.

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

Pending and Future Litigation Could Subject Us to Significant Monetary Damages and/or Require Us to Change Our Business Practices

We are subject to risks relating to litigation and other proceedings in connection with our PBM operations, including the dispensing of pharmaceutical products by our mail service pharmacies, and the services rendered in connection with our disease management and our non-PBM operations. A list of a number of the more significant proceedings pending against us is included under Item 3 - Legal Proceedings. These proceedings generally seek unspecified monetary damages and injunctive relief on behalf of a class of plaintiffs that are either our clients or individual members of health plans. While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our financial condition, or would not require us to make material changes to our business practices. We are presently responding to several subpoenas and requests for information from governmental agencies. See Item 3 - Legal Proceedings. We cannot predict with certainty what the result of any such inquiry might be. In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies. Certain of the costs are covered by our insurance, but certain other costs are not insured. Such costs have become material to our financial performances and we can give no assurance that such costs will not increase in the future.

Commercial insurance coverage has become more difficult to obtain and premiums have increased substantially. Accordingly, our retained liability has increased, and we have established certain self-insurance reserves to cover potential claims. There can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage, together with our self-insurance reserves, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Our Leverage and Debt Service Obligations Could Impede Our Operations and Flexibility

As of December 31, 2004, we had consolidated debt of approximately $434.1 million and our debt to equity ratio was 36.3%. In February 2004, we negotiated an $800 million credit facility and refinanced our borrowings under our previous bank credit facility. We have substantial interest expense and future repayment obligations.

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

Efforts to Reduce Health Care Costs and Alter Health Care Financing Practices Could Adversely Affect Our Business

Certain proposals have been made in the United States to control health care costs, including prescription drug costs, in response to increases in prescription drug utilization rates and drug prices. These proposals include “single-payer” government funded health care, and price controls on prescription drugs. If these or similar efforts are successful or if prescription drug utilization rates were to decrease significantly, whether due to a reversal in the growing role of prescription drugs in medical treatment or otherwise, our business and consolidated results of operations could be materially adversely affected.

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

Uncertainty Regarding Implementation and Impact of Government Initiatives

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law by President Bush on December 8, 2003. The Act created a new voluntary prescription drug benefit under the Medicare program by adding a new Part D to the Social Security Act. Beginning on January 1, 2006, eligible Medicare beneficiaries will be able to obtain prescription drug coverage under Part D by enrolling in a prescription drug plan (“PDP”) in their geographic region. The Act also established a Medicare managed care program called “Medicare Advantage,” which will replace the current Medicare + Choice program. Enrollees in a Medicare Advantage plan that offers prescription drug coverage will be able to obtain drug coverage through the plan and will not be eligible to enroll in a PDP.

The Act imposes various requirements on PDP sponsors and Medicare Advantage plans that offer drug coverage, including requirements relating to the prescription drug benefits offered, the disclosure of negotiated price concessions made available by drug manufacturers, pharmacy access and participation, and the development and application of formularies. Additional requirements are contained in regulations issued under the Act by CMS on January 21, 2005. To the extent that Express Scripts serves as a PDP sponsor or provides services to PDP sponsors and Medicare Advantage plans, it will be required to comply with the applicable provisions of the Act and CMS regulations.

The Act also created a voluntary Medicare prescription drug discount card program. Under the program, eligible Medicare beneficiaries are able to obtain a discount card from private card sponsors endorsed by CMS. The discount card enables the beneficiary to purchase covered prescription drugs at network pharmacies for negotiated prices under arrangements made by the card sponsor with pharmacies and drug manufacturers. The Medicare discount card program will continue in effect through December 31, 2005 (with certain provisions for a transition of beneficiaries to Part D coverage that applies after that date).

Together with the National Association of Chain Drugstores (“NACDS”), we sponsor a prescription drug discount card through Pharmacy Care Alliance, Inc. (“PCA”), a jointly controlled organization. We provide PBM services to PCA, including the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of claims. We also provide services to several of our clients who have submitted their own applications. The Act and the Medicare discount card program regulations issued by CMS contain various requirements that apply to Express Scripts’ activities in connection with the program, including requirements relating to the types of drugs covered by a discount card program, disclosure to CMS of certain information related to prices and rebates negotiated by the sponsor with pharmacies and drug manufacturers, and oversight of endorsed card programs by CMS. There are many uncertainties about the financial and regulatory risks of participating in the Medicare prescription drug program, and we can give no assurance that these risks will not be material to our business in future periods.

Failure to Integrate Recent Acquisitions Could Adversely Affect Our Business

In January 2004, we acquired CuraScript for approximately $333.4 million. We have integrated this business with our other operations. There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that we will successfully operate this new business.

Increased Credit Risk Relative to Our Clients

We recorded revenues of $15.1 billion during 2004 and we bill substantial amounts to many of our clients. A deterioration of credit risks of any of our larger clients could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. While we are focused on managing working capital, we can give no assurances that the deterioration of the credit risks relative to our clients would not have an adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Item 2 - Properties

We operate our United States and Canadian PBM and non-PBM businesses out of leased and owned facilities throughout the United States and Canada.

PBM Facilities	Non-PBM Facilities
Maryland Heights, Missouri (six facilities)	Maryland Heights, Missouri (two facilities)
Tempe, Arizona (three facilities)	Lincoln Park, New Jersey (two facilities)
Bloomington, Minnesota (two facilities)	Montville, New Jersey
Bensalem, Pennsylvania (two facilities)	PineBrook, New Jersey
Troy, New York
Farmington Hills, Michigan(1)
Albuquerque, New Mexico
Horsham, Pennsylvania
Montreal, Quebec
Mississauga, Ontario
East Hanover, New Jersey
Swatara, Pennsylvania
St. Mary’s, Georgia
Orlando, Florida
Omaha, Nebraska
Pleasanton, California
Houston, Texas
Pittsburg, Pennsylvania
Brewster, New York
Amherst, New York
Bethel Park, Pennsylvania

(1)  Lease agreements, under which we utilize this facility representing approximately 9,000 square feet, will be renegotiated or will expire during 2005.

Our Maryland Heights, Missouri facility houses our corporate offices. We believe our facilities generally have been well maintained and are in good operating condition. At January 1, 2005, our existing facilities comprise approximately 1,993,000 square feet in the aggregate.

We own and lease computer systems at the processing centers. In late 1999, we entered into an agreement with EDS to outsource our information systems operations. Through December 31, 2006, EDS has responsibility for operating and maintaining the computer systems. Our software for claims processing and drug utilization review and other products has been developed internally by us or purchased under perpetual, nonexclusive license agreements with third parties. Our computer systems at each site are extensively integrated and share common files through local and wide area networks. Uninterruptible power supply and diesel generators allow our computers, telephone systems and mail pharmacy at each major site to continue to function during a power outage. To protect against loss of data and extended downtime, we store software and redundant files at both on-site and off-site facilities on a regular basis and have contingency operation plans in place. We cannot, however, provide any assurance that our contingency or disaster recovery plans would adequately address all relevant issues.

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

These matters are:

•
Minshew v. Express Scripts (Cause No. Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri). On December 12, 2001, this putative class action lawsuit was filed in the United States District Court for the District of Arizona. The case was subsequently transferred to the Federal District Court for the Eastern District of Missouri. The plaintiff asserts that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violate fiduciary duties that we allegedly owe to certain of our clients under the Federal Employee Retirement Income Security Act (ERISA). The putative class consists of health benefit plans that are self-funded by an employer client. The complaint seeks money damages and injunctive relief on behalf of this class of health plans. Discovery is proceeding in this case. This case has been consolidated with Mixon and another case in the Eastern District of Missouri. Plaintiffs have filed motions for class certification and partial summary judgment on the issue of our fiduciary status under ERISA.

•
International Association of Firefighters, Local No. 22, et al. v. National Prescription Administrators and Express Scripts, Inc. (Cause No. L03216-02, Superior Court of New Jersey, Law Division, Camden County). On or about August 16, 2002, we were served with this lawsuit alleging that our subsidiary, NPA, had breached agreements with two benefit plans to whom NPA had provided services under an umbrella agreement with a labor coalition client. We were also named as a defendant under a theory of de facto merger. The plaintiffs purport to bring the action on behalf of a class of similarly situated plans. The lawsuit alleges that NPA had not paid the plans the rebates to which they were entitled under the agreement. Claims for unspecified money damages are asserted under the New Jersey Consumer Fraud Act (‘the CFA”), and for breach of contract and unjust enrichment. We have filed answers denying liability. On July 23, 2004, summary judgment was granted in favor of NPA and ESI on the customer fraud counts. Plaintiff filed a motion to certify a class of all members of the labor coalition, approximately 80 plans. We have filed a response opposing the motion.

•
City of Paterson, et al. v. Benecard Prescription Services, et. al. (Cause No. L-005908-02, Superior Court of New Jersey, Law Division, Camden County). On or about September 13, 2002, plaintiffs filed this action against Benecard Prescription Services (“Benecard”) and our subsidiary, NPA, alleging violations of the New Jersey Consumer Protection Act. The allegations by the plaintiffs assert that various business practices of the defendants violated the statute. Neither we nor NPA owns any interest in Benecard, which is an independent entity. Subsequently, Plaintiff added ESI as a defendant and added claims for common law fraud, negligent misrepresentation, and breach of contract. Plaintiffs purport to represent a class of similarly situated plaintiffs and seek unspecified monetary damages. Both NPA and ESI have filed answers denying liability. On March 7, 2004, our motion for summary judgment on the consumer protection counts was granted. Benecard’s motion for partial summary judgment dismissing the class action allegations was granted. ESI has also filed a motion for partial summary judgment on the class action allegations.

•
Deborah R. Bauer v. Express Scripts, Inc. (Civil Action File No. 2002CV60672, Superior Court of Fulton County, Georgia). Plaintiff filed suit on October 29, 2002, claiming that we misclassified the prescription drug tamoxifen citrate as a brand drug. Plaintiff claims that tamoxifen citrate is a generic drug for purposes of determining the proper co-payment under her health plan. She seeks to prosecute her claim on behalf of a nationwide class of tamoxifen citrate users who are members of health benefit plans using our services. Plaintiff’s motion for class certification, which we opposed, was denied by the court. Summary judgment has been granted in favor of Express Scripts, and no appeal was taken from this judgment.

•
Jerry Beeman, et al. v. Caremark, et al. (Cause No. 021327, United States District Court for the Central District of California). On December 12, 2002, we were served with a complaint against us and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. Plaintiffs have filed an appeal to the U.S. Court of Appeals for the Ninth Circuit.

•
Anthony Bradley, et al v. First Health Services Corporation, et al (Cause No. BC319292, Superior Court for the State of California, County of Los Angeles) On July 30, 2004, plaintiffs filed a complaint as a putative class action, alleging rights to sue as a private attorney general under California law.  The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. Plaintiffs request injunctive relief, unspecified monetary damages and attorneys fees. Several of the plaintiffs are the same as in Beeman, et al v. Caremark, et al, and the relief sought is substantially the same as that sought in Beeman. We have filed a motion to dismiss the complaint.

•
Lynch v. National Prescription Administrators, et al. (Cause No. 03 CV 1303, United States District Court for the Southern District of New York). This action was filed on February 26, 2003. The plaintiff, a trustee of the Health and Welfare Fund and the Retiree Health and Welfare Fund of the Patrolmen’s Benevolent Association of the City of New York, alleges that certain business practices of NPA and the Company violate duties said to be owed to the class members, including duties under ERISA, state common law, and state consumer protection statutes. The putative class consists of all current and former self-funded ERISA and non-ERISA employee benefit plans for which NPA or the Company served as PBM. The suit seeks unspecified monetary damages and declaratory and injunctive relief. We have filed answers denying liability. We have filed a motion for summary judgment on behalf of ESI.

•
American Federation of State, County & Municipal Employees (AFSCME) v. AdvancePCS, et al. (Cause No. BC292227, Superior Court of the State of California for the County of Los Angeles). This action was filed on March 17, 2003. The case purports to be a class action on behalf of AFSCME, its California member unions having non-ERISA health plans, and all California public employees who participate in non-ERISA health plans. The complaint alleges that certain business practices engaged in by us and other PBM defendants violated California’s Unfair Competition Law. The suit seeks unspecified monetary damages and injunctive relief. This case was coordinated with the Irwin case in this court, as described below. A stipulated dismissal has been signed by the parties and filed with the court. However, a judgment has not been entered and if a judgment is entered, plaintiffs retain the right to appeal.

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

•
Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri). This case was filed on October 23, 2003, and it purports to be class action on behalf of participants or beneficiaries of any ERISA plan which required the participant or beneficiary to pay a percentage co-payment on prescription drugs during the period from October 1, 1997 to the present. The case alleges that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, violated alleged fiduciary duties under ERISA. The plaintiff seeks an accounting and unspecified damages. We filed a motion to dismiss this case on standing grounds which was denied. This case has been coordinated with Minshew in the Eastern District of Missouri.

•
Wagner et al. v. Express Scripts (Cause No. 04cv01018 (WHP))United States District Court for the Southern District of New York). This action was filed on December 31, 2004. This case purports to be a class action filed on behalf of all individuals who receive health benefits through the New York health insurance program. The complaint alleges that certain business practices constitute a breach of fiduciary duty and violate the New York State statute regulating deceptive trade practices. The complaint seeks injunctive relief and unspecified monetary damages. This case was removed to federal district court. This case was consolidated with Scheuerman and we have filed a motion to dismiss both cases.

•
Scheuerman, et al v. Express Scripts (Cause No. 04-CV-0626 (FIS) (RFT)) United States District Court for the Southern District of New York) This action was filed on April 26, 2004. This case purports to be a class action filed on behalf of all individuals who receive health benefits through the New York Health Insurance Program. The complaint alleges that certain business practices constitute a breach of fiduciary injunction relief and unspecified monetary damages. This case has been removed to federal district court. This case was consolidated with Wagner and we have filed a motion to dismiss both cases.

•
People of the State of New York, et al v. Express Scripts, Inc. (Cause No. 4669-04, Supreme Court of the State of New York, County of Albany) On August 4, 2004, the State of New York filed a complaint against ESI and Cigna Life Insurance Co.  The complaint alleges certain breaches of contract and violations of civil law in connection with our management of the prescription drug plan for the State of New York and its employees.  The complaint also alleges certain violations of civil law in connection with the Company’s therapeutic interchange programs. The State has requested injunctive relief, unspecified monetary damages and attorney’s fees. We have filed a motion to dismiss the complaint.

•
Correction Officers’ Benevolent Association of the City of New York, et al v. Express Scripts, Inc. (Cause No. 04-Civ-7098 (WHP)), United States District Court for the Southern District of New York) On August 5, 2004, plaintiffs filed a complaint alleging that certain of our business practices violate duties owed to the class members including fiduciary duties, breach of covenant of good faith and fair dealing, deceptive trade practices, breach of contract, and unjust enrichment. The complaint purports to be a class action filed on behalf of all non-ERISA health plans with members who are employees of the City of New York and the members of those plans. Plaintiffs request unspecified compensatory and punitive damages, equitable relief and attorney’s fees. This case has been removed to federal court and we have filed a motion to dismiss.

•
Shareholder lawsuits: Sylvia Childress, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01191, United States District Court for the Eastern District of Missouri) Lidia Garcia, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-1009, United States District Court for the Eastern District of Missouri); Robert Espriel, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01084, United States District Court for the Eastern District of Missouri); Raymond Hoffman, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01054, United States District Court for the Eastern District of Missouri); John R. Nicholas, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-1295, United States District Court for the Eastern District of Missouri); John Keith Tully, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01338, United States District Court for the Eastern District of Missouri). All of these suits are brought against Express Scripts and certain of its officers alleging violations of federal securities law. The complaints allege that ESI failed to disclose certain alleged improper business practices and issued false and misleading financial statements. The complaints allege that they are brought on behalf of purchasers of Express Scripts stock during the period October 29, 2003 to August 3, 2004. The complaints request unspecified compensatory damages, equitable relief and attorney’s fees. Three of these cases have been consolidated.

•
Derivative lawsuits: Scott Rehm, Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Cause No. 4:04-cv-01319-HEA, United States District Court for the Eastern District of Missouri) (filed 8/27/04); Charles Manzione, Derivatively on Behalf of Express Scripts, Inc. v. Barrett Toan et al United States District Court for the Eastern District of Missouri) (filed 10/22/04); Gary Miller Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Cause No 042-08632, Missouri Circuit Court, City of St. Louis) (filed 10/29/04). Judith Deserio, Derivatively on behalf of Nominal Defendant, Express Scripts, Inc. v. Stuart L. Bascomb, et al (Cause No. 042-09374, Missouri Circuit Court, City of St. Louis) (filed 12-22-04); Isidore Mendelovitz, Derivatively and on Behalf of Nominal Defendant, Express Scripts, Inc. v. Gary G. Benanav, et al (Cause No. 04-CV-8610, United States District Court for the Southern District of New York) (filed 11-1-04). Plaintiffs have filed shareholder derivative lawsuits against current and former directors and officers of Express Scripts. The cases make various allegations including that the defendants caused Express Scripts to issue false and misleading statements, insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Plaintiffs demand unspecified compensatory damages, equitable relief and attorney’s fees. Several cases have been removed to federal court.

•
United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al (Cause No. 04-CV-7472, United States District Court for the Southern District of New York) On September 21, 2004, plaintiffs filed a complaint against NPA and Express Scripts. The complaint alleges that certain of our business practices violate duties to the class members including duties under ERISA, state common law and state consumer protection statutes. The complaint purports to be a class action filed on behalf of all current former self-funded ERISA and non-ERISA funds for which ESI or NPA served as the PBM. Plaintiffs request unspecified compensatory damages, equitable relief and attorney’s fees. We have filed a motion to transfer to the Eastern District of Missouri, and a motion to dismiss some of the claims.

•
Central Laborers’ Welfare Fund, et al v. Express Scripts, Inc., et al (Cause No. 04-L-554, Twentieth Judicial Circuit Court, St. Clair County, Illinois) On September 27, 2004, plaintiffs filed a complaint against Express Scripts and NPA. The complaint alleges that certain of our business practices constitute a breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty and unjust enrichment. The complaint purports to be a class action filed on behalf of all former and current self-funded private and governmental health plans that contracted with ESI or NPA since January 1, 1997. Plaintiffs request unspecified compensatory damages, equitable relief and attorney’s fees. ESI has filed a motion to transfer to the Eastern District of Missouri. Plaintiffs have filed a petition for multi-district litigation (“MDL”) treatment of this case and seven others, including Minshew, Lynch, Mixon and Scheuerman, in the Southern District of Illinois. ESI has filed a response opposing the MDL consolidation; other plaintiffs have either opposed consolidation or sought consolidation in other jurisdictions. This motion is scheduled to be heard on March 31, 2005.

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

On February 9, 2004, the Company received a letter from the Kansas City, Missouri office of the DOL indicating that DOL is undertaking an investigation of the Company to determine whether any person has violated Title I of ERISA and directing the Company to produce documents relating to various aspects of the Company’s business. The Company is cooperating with the investigation.

On July 21, 2004, we received a Civil Investigative Demand from the Attorney General of the State of Vermont.  A total of 27 states and the District of Columbia have now issued substantially identical civil investigative demands.  The civil investigative demands received to date seek documents regarding a wide range of our business practices.  We are cooperating with this multi-state investigation.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

	Fiscal Year 2004		Fiscal Year 2003
Common Stock	High	Low	High	Low
First Quarter	$76.19	$63.12	$57.50	$46.33
Second Quarter	81.20	72.80	75.25	52.80
Third Quarter	77.90	59.84	75.45	57.63
Fourth Quarter	79.49	58.30	67.40	52.03

In May 2004 our stockholders approved our Amended and Restated Certificate of Incorporation, which consolidated and renamed our classes of common stock. Prior to the amendment we had 181,000,000 authorized shares of common stock. As a result, we now have 275,000,000 shares of Common Stock authorized.

Holders. As of December 31, 2004, there were 358 stockholders of record of our Common Stock. We estimate there are approximately 51,984 beneficial owners of our Common Stock.

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

Recent Sales of Unregistered Securities

On December 30, 2004, UBS AG, London Branch exercised a stock warrant to purchase 100,000 shares of unregistered, $0.01 par common stock at a price of $13.2272 per share. The proceeds from the sale will be used for general corporate purposes. We did not register these transactions under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) thereof. These transactions did not involve any public offering of common stock, and the warrant holders had adequate access to information about the Company through our public filings with the Securities and Exchange Commission.

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the three months ended December 31, 2004 (share data in thousands):

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

10/1/2004 - 10/31/2004	-	$-	-	3,414
11/1/2004 - 11/30/2004	240	70.51	240	3,174
12/1/2004 - 12/31/2004	2,116	75.22	2,116	1,058
Fourth quarter 2004 total	2,356	$74.74	2,356

We have a stock repurchase program, announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 10.0 million shares. During 2004, our Board of Directors authorized a 4.0 million share increase to the existing 10.0 million share repurchase program. Subsequently, in 2005, our Board of Directors authorized an additional 5.0 million share increase, which increased our total shares to 19.0 million and shares available for repurchase under the program to 6.1 million. There is no limit on the duration of the program. During 2004, we used internally generated cash to repurchase 4.8 million shares for $336.4 million.  Approximately 12.9 million of the 19.0 million total shares have been repurchased through December 31, 2004. Additional purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

Item 6 - Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements, including the related notes, and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in thousands, except per share data)	2004(8)	2003	2002(2)	2001(3)	2000(4)
Statement of Operations Data (for the Year Ended December 31):
Revenues:
Revenues:(6)	$15,114,728	$13,294,517	$12,270,513	$8,588,000	$6,090,633
Other revenues	-	-	-	-	10,423
	15,114,728	13,294,517	12,270,513	8,588,000	6,101,056
Cost of revenues(6)	14,170,538	12,428,179	11,447,095	7,992,132	5,562,089
	944,190	866,338	823,418	595,868	538,967
Selling, general and administrative	451,198	417,213	451,692	358,691	338,755
Operating income	492,992	449,125	371,726	237,177	200,212
Other (expense) income, net	(42,349)	(43,823)	(43,723)	(29,535)	(206,470)
Income (loss) before income taxes	450,643	405,302	328,003	207,642	(6,258)
Provision for income taxes	172,436	154,674	125,167	82,942	2,868
Income (loss) before cumulative effect of
accounting change	278,207	250,628	202,836	124,700	(9,126)
Cumulative effect of accounting change,
net of tax	-	(1,028)	-	-	-
Net income (loss)	$278,207	$249,600	$202,836	$124,700	$(9,126)

Basic earnings (loss) per share:(1)
Before cumulative effect of accounting change	$3.64	$3.22	$2.60	$1.60	$(0.12)
Cumulative effect of accounting change	-	(0.01)	-	-	-
Net income (loss)	$3.64	$3.21	$2.60	$1.60	$(0.12)

Diluted earnings (loss) per share:(1)
Before cumulative effect of accounting change	$3.59	$3.17	$2.55	$1.56	$(0.12)
Cumulative effect of accounting change	-	(0.01)	-	-	-
Net income (loss)	$3.59	$3.16	$2.55	$1.56	$(0.12)

Weighted average shares outstanding:(1)
Basic	76,376	77,830	77,866	77,857	76,392
Diluted(5)	77,516	78,928	79,667	79,827	76,392

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$166,054	$396,040	$190,654	$177,715	$53,204
Working capital	(370,394)	(66,273)	(149,936)	(32,414)	(117,775)
Total assets	3,600,086	3,409,174	3,206,992	2,500,245	2,276,664
Debt:
Short-term debt	22,056	-	3,250	-	-
Long-term debt	412,057	455,018	562,556	346,119	396,441
Stockholders’ equity	1,196,314	1,193,993	1,002,855	831,997	705,244

Selected Data (for the Year Ended December 31):
Network pharmacy claims processed	398,756	378,927	354,880	293,996	299,584
Mail pharmacy prescriptions filled	39,080	32,337	27,170	20,493	15,183
Specialty distribution prescriptions filled	3,506	3,610	3,082	1,889	1,120

Cash flows provided by operating activities	$496,230	$457,924	$425,970	$280,990	$245,910
Cash flows used in investing activities	(397,021)	(42,848)	(548,728)	(76,719)	(73,578)
Cash flows (used in) provided by
financing activities	(330,366)	(212,468)	135,623	(79,549)	(251,627)
EBITDA(7)	563,032	503,155	453,764	315,358	278,250

(1)	Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock split effective June 22, 2001.
(2)	Includes the acquisition of Phoenix Marketing Group effective February 25, 2002, National Prescription Administrators and certain related entities effective April 12, 2002 and Managed Pharmacy Benefits, Inc. effective December 20, 2002.
(3)	Includes the acquisition of Centre d’autorisation et de paiement des services de sante, Inc. by our Canadian subsidiary effective March 1, 2001.
(4)	Includes a non-cash write-off of $165,207 ($103,089 net of tax) of our investment in PlanetRx.com, Inc. Includes an ordinary gain of $1,500 ($926 net of tax) on the restructuring of our interest rate swap agreements. These items resulted in a net $1.33 decrease in basic and diluted earnings per share.
(5)	In accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” basic weighted average shares were used to calculate 2000 diluted EPS as the 2000 net loss and the actual diluted weighted average shares (78,066 as of December 31, 2000) cause diluted EPS to be anti-dilutive.
(6)	Excludes estimated retail pharmacy co-payments of $5,545,889, $5,276,148, $4,349,861, $2,880,671, and $1,031,731 for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual copayments collected.
(7)	EBITDA is earnings before other income (expense), interest, taxes, depreciation and amortization, or operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.
(8)	Includes the acquisition of Curascript effective January 30, 2004.

We have provided below a reconciliation of EBITDA to net income and to net cash provided by operating activities as we believe they are the most directly comparable measures calculated under Generally Accepted Accounting Principles:

	Year Ended December 31,
(in thousands)	2004	2003	2002	2001	2000
Net income	$278,207	$249,600	$202,836	$124,700	$(9,126)
Income taxes	172,436	154,674	125,167	82,942	2,868
Depreciation and amortization	70,040	54,030	82,038	78,181	78,038
Interest expense, net	37,835	38,027	39,174	27,701	41,263
Undistributed loss from joint venture	4,514	5,796	4,549	1,834	-
Write-off of marketable
securities	-	-	-	-	165,207
Cumulative effect of accounting
change, net of tax	-	1,028	-	-	-
EBITDA	563,032	503,155	453,764	315,358	278,250
Current income taxes	(153,287)	(120,236)	(95,284)	(63,849)	(44,960)
Change in operating assets and
liabilities	80,843	84,091	62,533	10,971	19,273
Interest expense less amortization	(30,223)	(34,963)	(35,275)	(25,090)	(37,082)
Bad debt expense	6,208	(2,573)	17,865	8,356	12,843
Tax benefit from employee stock
compensation	10,855	26,893	16,940	20,769	15,456
Amortization of unearned comp.
under employee plans	11,783	8,318	9,760	10,490	1,286
Undistributed loss from joint venture	(4,514)	(5,796)	(4,549)	(1,834)	-
Other, net	11,533	(965)	216	5,819	844

Net cash provided by operating activities	$496,230	$457,924	$425,970	$280,990	$245,910

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

As one of the largest full-service pharmacy benefit management (“PBM”) companies, we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our integrated PBM services include network claims processing, mail pharmacy services, specialty mail pharmacy claim fulfillment, benefit design consultation, drug utilization review, formulary management, disease management, and drug data analysis services. We also provide non-PBM services, through our Pharma Business Solutions unit, which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure.

We report two segments, PBM and non-PBM. We derive revenues primarily from the sale of PBM services in the United States and Canada. Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our mail pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated through both our PBM and non-PBM segments represented 98.5%, 98.6%, and 98.5% of revenues, respectively, for the years ended December 31, 2004, 2003, and 2002, respectively.

Our business has grown through strategic acquisitions over the last few years. On January 30, 2004, we acquired the capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for $333.4 million in cash. We acquired certain assets and liabilities of National Prescription Administrators, Inc. and certain related entities (“NPA”) on April 12, 2002 for approximately $466.0 million in cash and Express Scripts stock. We also acquired certain assets and liabilities of Phoenix Marketing Group in February 2002 and of Managed Pharmacy Benefits, Inc. (“MPB”), a PBM subsidiary of Medicine Shoppe International, Inc., in December 2002. Consequently, our operating results include those of CuraScript from January 30, 2004, MPB from December 19, 2002, NPA from April 12, 2002, and PMG from February 25, 2002. In addition to growth through acquisitions, we have been successful in adding significant new clients in recent years, including the contracts we were awarded by the Department of Defense (“DoD”) TRICARE Management Activity in 2003 to provide retail pharmacy services under the TRICARE Retail Pharmacy program (starting in June 2004) and in 2002 to provide mail pharmacy services under the TRICARE Mail Order Pharmacy program.

TREND FACTORS AFFECTING THE BUSINESS

Prescription drug costs have risen considerably over the past several years, as a result of inflation of brand-name products, the introduction of new products by pharmaceutical manufacturers and higher utilization of drugs. As a result, we face continuing pressures on margins resulting from client demands for better management of pharmacy trends, enhanced service offerings and/or higher service levels on contract renewals, and unfavorable modifications to contracts with key clients or providers.

Our business model is built around the alignment of interests with our clients and members in making the use of prescription drugs safer and more affordable. As a result, the increased utilization of generics and mail pharmacy services, including specialty drugs, translates into lower pharmacy trends for our clients and provide opportunities to increase our profitability. We expect stronger gross profit in 2005 than in 2004 as a result of increased generic and mail pharmacy service utilization, better management of ingredient costs, increased labor efficiencies, and the consolidation of various facilities which will increase operating efficiencies and improve service to clients.

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
Historically, adjustments to our original estimates have been immaterial.

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

SELF-INSURANCE RESERVES

ACCOUNTING POLICY
We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with Financial Accounting Standard No. (“FAS”) 5, “Accounting for Contingencies.” Under FAS 5, if the range of possible loss is broad, the liability accrual should be based on the lower end of the range.

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

•
We distribute pharmaceuticals through patient assistance programs and earn a fee from the manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low-income patients

•
We earn a fee for the distribution of consigned pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network

•
Non-PBM product revenues include revenues earned through administering sample card programs for certain manufacturers. We include ingredient cost of those drug samples dispensed from retail pharmacies in our Specialty Distribution Services ("SDS") revenues and the associated costs for these samples card programs in cost of revenues.

•
Non-PBM revenues include administrative fees for the verification of practitioner licensure and the distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Year Ended December 31,
(in thousands)	2004	Increase/ (Decrease)	2003	Increase/ (Decrease)	2002
Product revenue
Network revenues	$9,387,269	3.9%	$9,037,246	7.3%	$8,423,861
Mail revenues	5,390,541	35.2%	3,988,141	10.4%	3,612,485
Service revenues	100,729	38.2%	72,878	(15.4)%	86,094
Total PBM revenues	14,878,539	13.6%	13,098,265	8.0%	12,122,440
Cost of PBM revenues	13,983,645	13.9%	12,282,169	8.3%	11,342,685
PBM gross profit	894,894	9.7%	816,096	4.7%	779,755
PBM SG&A expenses	440,267	9.3%	402,801	(8.3)%	439,422
PBM operating income	$454,627	10.0%	$413,295	21.4%	$340,333

Network claims increased by 19.8 million or 5.2% in 2004 over 2003. The increase in network claims is primarily due to the implementation of our contract with the DoD TRICARE Retail Pharmacy (“TRICARE”) program in June 2004. Revenues for the TRICARE program are included in service revenue (see discussion below). The increase in network claims due to the implementation of our TRICARE contract was partially offset by client specific losses from 2003 (see discussion below).

Network pharmacy revenues increased $350.0 million, or 3.9%, in 2004 over 2003, primarily due to the following factors:
•
Average revenue per claim increased 4.9% in 2004 over 2003 resulting in a $437.8 million increase in overall network pharmacy revenues. Increases in average revenue per network pharmacy claim were due to drug price inflation and to the transition of one of our clients from use of their retail pharmacy network to an ESI retail pharmacy network in the first quarter of 2004. These increases were partially offset by a higher mix of generic claims and an increase in the average co-payment per retail pharmacy claims. As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue. Generic claims represented 51.9% of total network claims processed during 2004 as compared to 48.1% during 2003.

•
Network pharmacy claims included in network pharmacy revenues decreased slightly compared to 2003, resulting in an $87.8 million decrease in network pharmacy revenues. The decrease in network pharmacy claims volume is mainly due to client losses from 2003. One client, emerging from bankruptcy, discontinued providing retiree benefits, one client was lost through a competitive bidding process, and a one-year contract with a state agency expired, as expected, as future claims will be processed by the state. These decreases were partially offset by new business which started during 2004.

Network pharmacy revenue increased $613.4 million, or 7.3%, in 2003 over 2002 and network pharmacy claims processed increased 6.8%, partially attributable to the full year inclusion of NPA in our 2003 results. The increase from NPA represented 63.6% of the increase in network pharmacy revenues and 44.4% of the increase in claims volume. Network pharmacy revenues in 2003 were also impacted by the following factors:
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

The $1,402.4 million, or 35.2%, increase in mail pharmacy revenues in 2004 over 2003 is attributable to the following factors:
•
Excluding CuraScript, we processed an additional 5.8 million claims in 2004 over 2003, resulting in a $716.9 million increase in mail pharmacy revenues. The increase in mail order claim volume is primarily due to the implementation of new clients, including the contract with the DoD TRICARE Management Activity Program in March 2003, as well as increased usage of our mail order pharmacies by members of existing clients.

•	The acquisition of CuraScript resulted in additional mail order claims of 0.9 million and a $619.7 million increase in mail order revenues in 2004 over 2003.
•
Excluding CuraScript, average revenue per mail order claim increased by approximately 1.4% in 2004 over 2003, representing additional mail pharmacy revenue of $65.8 million. Increases in mail order revenue per claim from inflation was almost completely offset by the impact of our contract with the DoD TRICARE Management Activity Program and by increases in our generic fill rate to 40.5% for 2004 from 37.2% for the same period of 2003. Under our contract with the DoD we earn a fee per prescription filled by our mail order facility. Revenues and cost of revenues from the DoD contract do not include ingredient cost as inventory is replenished by the DoD through agreements with its suppliers. As a result, these claims have a dilutive effect on the average revenue per mail pharmacy claim.

The $375.7 million increase in mail pharmacy revenues in 2003 over 2002 was attributable to the following factors:
•
Higher mail order claim volume represented 153.9% of the increase in mail order revenue. The increase in mail order volume is primarily due to the implementation of our contract with the DoD TRICARE Management Activity Program in March 2003

•	The full year inclusion of NPA in our 2003 results increased mail order revenues by 33.0%
•	These increases were partially offset by net reductions in mail order ingredient costs which reduced mail order revenues by 86.9%.

PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. The $27.9 million, or 38.2%, increase in PBM service revenues in 2004 as compared to 2003 is primarily due to the implementation of the TRICARE program in June 2004. The increase from the implementation of the TRICARE contract was partially offset by the elimination of revenues from pharmaceutical manufacturers in support of certain clinical programs. This funding was completely phased out as of October 1, 2003. The decrease in service revenue in 2003 as compared to 2002 resulting from the phase out of these programs was partially offset by a $9.9 million increase in prescription revenues earned by our Canadian PBM.

PBM cost of revenues increased $1,701.5 million, or 13.9%, in 2004 over 2003 as a result of the following:
•	The addition of CuraScript’s specialty mail pharmacy in January 2004 resulted in an increase in PBM cost of revenues representing approximately 33.7% of the total change.
•
Net increases in the average ingredient cost per claim, mainly due to inflation and to the transition of one of our clients from their network to an ESI retail pharmacy network in the first quarter of 2004 (as discussed above), represented 32.9% of the increase in PBM cost of revenues.

•	Excluding CuraScript, increases in network and mail order claims volume, represented approximately 31.2% of the increase in PBM cost of revenues.

PBM cost of revenues increased $939.5 million, or 8.3%, in 2003 over 2002 as a result of the following:
•
Higher claim volumes represented approximately 54.3% of the increase in cost of revenues. Higher volumes are a result of the implementation of our contract with the DoD in March 2003 and increased utilization of prescription drugs by members.

•	The full year inclusion of NPA in 2003 represented 52.8% of the increase in PBM cost of revenues.
•
Higher processing costs represented approximately 6.1% of the increase in cost of revenues. Processing costs increased partially due to the operation of two mail order pharmacies in Tempe, Arizona. In order to service the DoD TRICARE contract we constructed a new facility, but we had not yet closed the older Tempe facility (this facility was closed in 2004).

•	These increases were partially offset by net reductions in ingredient cost which reduced PBM cost of revenues 13.2%.

    Our PBM gross profit increased $78.8 million, or 9.7%, in 2004 over 2003 and $36.3 million, or 4.7%, in 2003 over 2002. Increases in revenues from network inflation and higher mail order volumes were partially offset by inflationary increases in cost of revenues and margin pressures arising from the current competitive environment. Gross profit for 2003 was negatively impacted by a non-recurring reduction of $15.0 million relating to previously collected pharmaceutical manufacturer funds which we decided to share with our clients.

Selling, general and administrative expense (“SG&A”) for our PBM segment increased $37.5 million, or 9.3%, in 2004 as compared to 2003 primarily as a result of the following factors:

•
An increase of $28.8 million in legal fees from $10.5 million in 2003 to $39.3 million in 2004. As previously reported, we are a defendant in litigation involving our contract to provide prescription drug benefits for the employees and retirees of the State of New York.  In addition, we have received civil investigative demands from the Attorneys General of 25 states and the District of Columbia. In light of these developments, several shareholder class action lawsuits and additional class action lawsuits were filed against the Company (see “—Legal Proceedings”). Based on these developments, we recorded a $25.0 million increase in legal reserves during 2004 (see “—Critical Accounting Policies”).

•	The acquisition of CuraScript in January 2004 which increased SG&A by $26.0 million in 2004 over 2003.
•	A $12.0 million increase in the PCA Loan reserve recorded in December 2004 against the unsecured borrowings by PCA under the line of credit extended by ESI (see “—Liquidity and Capital Resources”).
•	These increases in SG&A for 2004 were partially offset by lower management incentive compensation due to the recording of the PCA Loan reserve, and by cost saving measures implemented during 2004.

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

PBM operating income increased $41.3 million, or 10.0%, in 2004 over 2003 and $73.0 million, or 21.4%, in 2003 over 2002, based on the various factors described above.

NON-PBM OPERATING INCOME

	Year Ended December 31,
(in thousands)	2004	Increase/ Decrease		2003	Increase/ Decrease	2002

Product revenues	$114,856	32.3%		$86,799	55.5%	$55,806
Service revenues	121,333	10.9%		109,453	18.6%	92,267
Total non-PBM revenues	236,189	20.4%		196,252	32.5%	148,073
Non-PBM cost of revenues	186,893	28.0%		146,010	39.8%	104,410
Non-PBM gross profit	49,296	(1.9%	)	50,242	15.1%	43,663
Non-PBM SG&A expense	10,931	(24.2%	)	14,412	17.5%	12,270
Non-PBM operating income	$38,365	7.1%		$35,830	14.1%	$31,393

Non-PBM product revenues increased $28.1 million, or 32.3%, in 2004 over 2003 and $31.0 million, or 55.5%, in 2003 over 2002. The increase in 2004 is primarily due to a higher mix of specialty distribution volumes in which we include ingredient cost of pharmaceuticals dispensed in our revenues. This increase in SDS product revenues was partially offset by the discontinuance, during 2003, of two patient assistance programs (“PAP”) where we received fees for the delivery of certain drugs to doctors for their indigent patients. The increase in 2003 is primarily due to higher volumes for SDS, including the sample card programs we administer for certain manufacturers, where we include the ingredient cost of pharmaceuticals dispensed from retail pharmacies in our SDS revenues.

Non-PBM service revenues increased $11.9 million, or 10.9%, in 2004 over 2003 and $17.2 million, or 18.6%, in 2003 over 2002. The increase in 2004 reflects new eligibility and service programs initiated during 2004. The increase in 2003 is primarily due to additional volume in SDS, including new PAPs, initiated during 2003, where eligibility and other services are being provided. This increase was partially offset by the discontinuance, during the third quarter of 2003, of two atient assistance programs where we received fees for the delivery of certain drugs to doctors for their indigent patients

Non-PBM cost of revenues increased $40.9 million, or 28.0%, in 2004 over 2003, and $41.6 million, or 39.8%, in 2003 over 2002. These increases are mainly due to the additional volume in sample card programs where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our Non-PBM revenues and cost of revenues (as discussed above). The percentage increase in non-PBM cost of revenues grew faster than the percentage increase in revenues due to the additional volume in the sample card program (discussed above) where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues and cost of revenues. The percentage increase in the non-PBM cost of revenues was partially offset by PMG, which does not purchase samples from the manufacturers, but records an administrative fee for verification of practitioner licensure and distribution of samples to those practitioners based on orders received from pharmaceutical sales representatives.

Gross profit decreased $1.0 million, or 1.9%, in 2004 from 2003. Gross profit increased $6.6 million, or 15.1%, from 2003 over 2002.

Non-PBM SG&A decreased $3.5 million, or 24.2%, from 2003 to 2004, due to efforts to control costs by integrating certain functions within our PMG and SDS operations. Non-PBM SG&A increased $2.1 million, or 17.5%, in 2003 over 2002, due to the increases in non-PBM infrastructure required to support the growth of our non-PBM business.

Non-PBM operating income increased $2.5 million, or 7.1%, in 2004 over 2003 and $4.4 million, or 14.1%, in 2003 over 2002.

OTHER (EXPENSE) INCOME, NET

In February 2001, we entered into an agreement with AdvancePCS and Medco Health Solutions, Inc. (formerly, Merck-Medco, L.L.C; “Medco”) to form RxHub, LLC (“RxHub”), an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years with approximately $17.4 million invested through December 31, 2004. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub’s loss for 2004, 2003 and 2002 is $4.5 million ($2.8 million net of tax), $5.8 million ($3.6 million net of tax) and $4.5 million ($2.8 million net of tax), respectively, and has been recorded in other (expense) income, net in our Consolidated Statement of Operations.

Net interest expense remained relatively consistent from 2004 to 2003, decreasing $0.2 million. This was the net effect of several factors. In 2004, we redeemed $250.0 million the Senior Notes, and as a result, we recorded a $12.3 million charge to interest expense for the redemption premium and the write-off of deferred financing fees. In addition, we wrote-off $3.6 million in deferred financing fees as a result of refinancing our entire credit facility during the first quarter of 2004 (see “—Liquidity and Capital Resources”). These increases were offset by lower interest expense as a result of the redemption of our Senior Notes. Net interest expense decreased $1.1 million, or 2.9%, in 2003 as compared to 2002 as the impact of reduced debt balances resulting from the repurchase of our Senior Notes on the open market and the prepayment of Term B loans during 2003 (see “—Liquidity and Capital Resources”) were partially offset by premium payments and deferred financing fee write-offs. In 2003, we recorded in interest expense a premium of $3.9 million paid to repurchase $35.4 million of our Senior Notes on the open market. We also recorded the write-off of $1.3 million of deferred financing fees as an increase in interest expense in compliance with FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

PROVISION FOR INCOME TAXES

Our effective tax rate increased slightly to 38.3% in 2004, from 38.2% for 2003 and 2002.

NET INCOME AND EARNINGS PER SHARE

Net income increased $28.6 million, or 11.5%, for the year ended December 31, 2004 over 2003 and increased $46.8 million, or 23.1%, for the year ended December 31, 2003 over 2002. During 2003, we recorded a cumulative effect of change in accounting principle of $1.0 million, net of tax, related to our implementation of FAS 143, “Asset Retirement Obligations,” (see “—Other Matters”).

Basic and diluted earnings per share increased 13.4% and 13.6%, respectively for the twelve months ended December 31, 2004 over 2003 and 23.5% and 23.9%, respectively for the twelve months ended December 31, 2003 over 2002.

We account for employee stock options in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” We account for options using the intrinsic value method and have not recognized compensation expense for options granted. Had we used the fair value method and recognized compensation expense based on the fair value of options determined on the grant date, our net income and earnings per share for the twelve months ended December 31, 2004, 2003 and 2002 would have been $269.6 million, or $3.46 per diluted share, $237.7 million, or $3.00 per diluted share, and $191.5 million, or $2.39 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

During 2004, net cash provided by operations increased $38.3 million to $496.2 million from $457.9 million in 2003. This increase reflects increased earnings of $28.6 million, a $16.0 million increase in depreciation and amortization, partially due to the acquisition of CuraScript in January 2004, and a $12.0 million increase as a result of establishing our PCA Loan reserve. These increases were partially offset by a $15.3 million decrease in deferred taxes and a $2.2 million decrease from net changes in our working capital components. The decrease from changes in our working capital components was primarily due to a $76.4 million decrease from a higher inventory balance relating to increased mail volume. Inventory days on hand remained consistent at December 31, 2004 compared to December 31, 2003. This decrease was offset by a $73.8 million increase resulting from the timing of payments to vendors. Net cash provided by operations in 2003 increased $31.9 million to $457.9 million from $426.0 million in 2002. This increase reflected increased earnings of $46.8 million and net changes in our working capital components, including an increase of $75.3 million resulting from improved inventory management, an increase of $67.1 million through management of payments to vendors and a decrease of $87.0 million from timing of billings and collections. These increases were partially offset by decreases in depreciation and amortization and bad debt expense.

As a percent of accounts receivable, our allowance for doubtful accounts was 2.9% and 2.7% at December 31, 2004 and 2003, respectively. The allowance at December 31, 2004 was higher, as a percentage of accounts receivable, specifically for the acquisition of Curascript on January 30, 2004.

Our capital expenditures in 2004 decreased $1.6 million, or 3.0%, as compared to 2003 and in 2003 decreased $8.2 million, or 13.4%, as compared to 2002. Higher capital expenditures in 2002 as compared to 2003 and 2004 are partially due to the construction of a new Tempe mail order facility in order to manage growth. We spent $5.7 million in 2003 and $11.9 million in 2002 related to this project. These decreases are partially offset by $9.0 million capitalized in 2004 due to the development of a new Patient Care Contact Center in St. Marys, Georgia. We expect to continue to invest in technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow, or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

    We have a stock repurchase program, announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 10.0 million shares. During 2004, our Board of Directors authorized a 4.0 million share increase to the existing 10.0 million share repurchase program. Subsequently, in 2005, our Board of Directors authorized an additional 5.0 million share increase, which increased the total shares available for repurchase under the program to 6.1 million. There is no limit on the duration of the program. During 2004, we used internally generated cash to repurchase 4.8 million shares for $336.4 million. Through December 31, 2004, approximately 12.9 million of the 19.0 million total shares have been repurchased under the program and 7.0 million shares have been reissued in connection with employee compensation plans. Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

ACQUISITIONS AND RELATED TRANSACTIONS

On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.4 million, which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and has enhanced our ability to provide comprehensive pharmaceutical management services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $286.0 million and trade names in the amount of $1.3 million, which are not being amortized.  The $333.4 million purchase price was financed with $210.0 million of cash on hand and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.

Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In addition, we evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of other intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed at December 31, 2004 or 2003.

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

During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17.0 million to PCA in the form of a revolving line of credit available through March 31, 2005. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee $2.0 million on the revolving line of credit. As of December 31, 2004, we have loaned PCA $14.6 million.

        In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program. Through December 31, 2004, enrollment has fallen short of expectations, with approximately 213,000 members enrolled to date. In addition, utilization has been lower than expected. As a result, in December 2004 we recorded a $12.0 million reserve against this receivable, resulting in a net receivable of $2.6 million, which is included in other long-term assets on our Consolidated Balance Sheet.

BANK CREDIT FACILITY

        At December 31, 2003, our credit facility with a commercial bank syndicate consisted of $250.0 million of Term B loans and a $150.0 million revolving credit facility (of which no debt was outstanding at December 31, 2003). In January 2004, we added a $125.0 million Term C Loan to partially fund the acquisition of CuraScript, in early February 2004 we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement, and on February 13, 2004, we refinanced our entire credit facility. We negotiated an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver, Term B and Term C loans outstanding under our previous credit facility. In June, September, and December of 2004, we made scheduled payments on our Term A and Term B loans totaling $15.0 million and $1.5 million, respectively. As of December 31, 2004, we had net borrowings of $50.0 million under our revolving credit facility.

Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. To alleviate interest rate volatility, we have an interest rate swap arrangement (see Note 7 to our consolidated financial statements). Under our new credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($350.0 million at December 31, 2004). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. The commitment fee is currently 0.25% per annum.

At December 31, 2004, the weighted average interest rate on the new facility was 3.59%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2004, we are in compliance with all covenants associated with our credit facility.

To alleviate interest rate volatility on our variable rate loans, we have entered into interest rate swap arrangements, which are discussed in “—Market Risk” below.

BONDS

In June 1999, we issued $250.0 million of 9.625% Senior Notes due 2009, of which approximately $45.5 million in principal had been repurchased on the open market through December 31, 2003. During 2004, we redeemed all of our outstanding Senior Notes ($204.4 million) at a redemption price of 104.8125% by using internally generated cash and a portion of our $400 million revolving credit facility. As a result of the redemption, we recorded in interest expense, charges of approximately $12.3 million ($7.6 million after-tax) representing a redemption premium of $9.8 million and the write-off of unamortized deferred financing fees.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our schedule of current maturities of our long-term debt, excluding the deferred interest rate swap gain of $0.5 million as of December 31, 2004, and future minimum lease payments due under noncancellable operating leases (in thousands):

	Payments Due by Period as of December 31, 2004
Contractual obligations	Total	2005	2006 - 2007	2008 - 2009	After 2009

Long-term debt	$434,063	$22,056	$69,112	$295,112	$47,783
Future minimum lease Payments (1)	107,116	22,845	39,029	20,163	25,079

Total contractual cash obligations	$541,179	$44,901	$108,141	$315,275	$72,862

(1) In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia. At December 31, 2004, our lease obligation is $13.5 million. In accordance with FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

OTHER MATTERS

In December 2004, the Financial Accounting Standards Board (“FASB”) revised FAS 123, “Share-Based Payment” (“FAS 123R”), which replaced FAS 123, “Accounting for Stock-Based Compensation”, and superseded Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by FAS 123, we currently follow the guidance of APB 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees. FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. FAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. We will adopt FAS 123R using the modified prospective method beginning July 1, 2005. The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see note 12).

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delayed the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities requiring consolidation under FIN 46 and FIN 46R. Therefore, adoption of these standards did not have a material impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

MARKET RISK

We use an interest rate swap agreement to manage our interest rate risk on future variable interest payments. At December 31, 2004, our swap agreement fixes the variable interest rate payments on approximately $20.0 million of debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $20.0 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The swap will mature in April 2005.

Our present interest rate swap agreement is a cash flow hedge which requires us to pay fixed-rates of interest, and which hedge against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is $0.4 million and $2.5 million at December 31, 2004 and 2003, respectively. The balance as of December 31, 2004 is reported on the balance sheet in current liabilities; and the balance as of December 31, 2003 is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $0.3 million and $1.5 million, net of taxes, at December 31, 2004 and 2003, respectively, is deferred in stockholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized as an expense. For the years ended December 31, 2004 and 2003, the losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market yields for money-market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. A 10 basis point decline in interest rates at December 31, 2004 would have caused an immaterial change in the fair value of the swap.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” above.

Item 8 — Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express Scripts, Inc.:

We have completed an integrated audit of Express Scripts, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded CuraScript from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded CuraScript from our audit of internal control over financial reporting. CuraScript is a wholly-owned subsidiary whose total assets and total revenues represent 11.6% and 4.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/PricewaterhouseCoopers LLP
St. Louis, MO
March 2, 2005

EXPRESS SCRIPTS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(in thousands, except share data)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$166,054	$396,040
Receivables, net	1,057,222	1,011,154
Inventories	158,775	116,375
Deferred taxes	33,074	15,346
Prepaid expenses and other current assets	27,892	21,220
Total current assets	1,443,017	1,560,135
Property and equipment, net	181,166	177,312
Goodwill, net	1,708,935	1,421,493
Other intangible assets, net	245,270	232,059
Other assets	21,698	18,175
Total assets	$3,600,086	$3,409,174

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,236,775	$1,145,028
Accounts payable	322,885	264,875
Accrued expenses	231,695	216,505
Current maturities of long-term debt	22,056	-
Total current liabilities	1,813,411	1,626,408
Long-term debt	412,057	455,018
Other liabilities	178,304	133,755
Total liabilities	2,403,772	2,215,181

Commitments and Contingencies (Notes 3 and 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares
issued and outstanding	-	-
Common Stock, $0.01 par value, 275,000,000 and 181,000,000 shares authorized, respectively, and 79,787,000 and 79,795,000 shares
issued and outstanding, respectively	798	798
Additional paid-in capital	467,353	484,663
Unearned compensation under employee compensation plans	(18,177)	(23,302)
Accumulated other comprehensive income	8,266	3,638
Retained earnings	1,142,757	864,550
	1,600,997	1,330,347
Common Stock in treasury at cost, 5,929,000 and 2,223,000
shares, respectively	(404,683)	(136,354)
Total stockholders’ equity	1,196,314	1,193,993
Total liabilities and stockholders’ equity	$3,600,086	$3,409,174

See accompanying Notes to Consolidated Financial Statements.

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002

Revenues [1]	$15,114,728	$13,294,517	$12,270,513
Cost of revenues [1]	14,170,538	12,428,179	11,447,095
Gross profit	944,190	866,338	823,418
Selling, general and administrative	451,198	417,213	451,692
Operating income	492,992	449,125	371,726
Other income (expense):
Undistributed loss from joint venture	(4,514)	(5,796)	(4,549)
Interest income	3,837	3,390	4,716
Interest expense	(41,672)	(41,417)	(43,890)
	(42,349)	(43,823)	(43,723)
Income before income taxes	450,643	405,302	328,003
Provision for income taxes	172,436	154,674	125,167
Income before cumulative effect
of accounting change	278,207	250,628	202,836
Cumulative effect of accounting change, net of tax	-	(1,028)	-
Net income	$278,207	$249,600	$202,836

Basic earnings per share:
Before cumulative effect of accounting change	$3.64	$3.22	$2.60
Cumulative effect of accounting change	-	(0.01)	-
Net income	$3.64	$3.21	$2.60
Weighted average number of common shares
outstanding during the period - Basic EPS	76,376	77,830	77,866

Diluted earnings per share:
Before cumulative effect of accounting change	$3.59	$3.17	$2.55
Cumulative effect of accounting change	-	(0.01)	-
Net income	$3.59	$3.16	$2.55
Weighted average number of common shares
outstanding during the period - Diluted EPS	77,516	78,928	79,667

1 Excludes estimated retail pharmacy co-payments of $5,545,889, $5,276,148 and $4,349,861 for the years ended December 31, 2004, 2003, and 2002, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2001	79,230	$792	$492,229	$(15,452)	$(4,593)	$412,114	$(53,093)	$831,997
Comprehensive income:
Net income	-	-	-	-	-	202,836	-	202,836
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	167	-	-	167
Realized and unrealized losses on derivative
financial instruments, net of taxes	-	-	-	-	4	-	-	4
Comprehensive income	-	-	-	-	171	202,836	-	203,007
Treasury stock acquired	-	-	-	-	-	-	(107,121)	(107,121)
Common stock issued under employee plans	52	-	2,895	(2,487)	-	-	2,270	2,678
Amortization of unearned compensation
under employee plans	-	-	-	9,760	-	-	-	9,760
Exercise of stock options	-	-	(29,978)	-	-	-	53,906	23,928
Tax benefit relating to employee stock compensation	-	-	16,940	-	-	-	-	16,940
Shares not issued under contractual agreements (Note 4)	-	-	(4,734)	-	-	-	-	(4,734)
Stock issued for NPA acquisition	552	6	26,394	-	-	-	-	26,400
Balance at December 31, 2002	79,834	798	503,746	(8,179)	(4,422)	614,950	(104,038)	1,002,855
Comprehensive income:
Net income	-	-	-	-	-	249,600	-	249,600
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	6,019	-	-	6,019
Realized and unrealized losses on derivative
financial instruments; net of taxes	-	-	-	-	2,041	-	-	2,041
Comprehensive income	-	-	-	-	8,060	249,600	-	257,660
Treasury stock acquired	-	-	-	-	-	-	(143,041)	(143,041)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	(39)	-	1,512	(23,441)	-	-	21,467	(462)
Amortization of unearned compensation
under employee plans	-	-	-	8,318	-	-	-	8,318
Exercise of stock options	-	-	(47,488)	-	-	-	89,258	41,770
Tax benefit relating to employee stock compensation	-	-	26,893	-	-	-	-	26,893
Balance at December 31, 2003	79,795	798	484,663	(23,302)	3,638	864,550	(136,354)	1,193,993
Comprehensive income:
Net income	-	-	-	-	-	278,207	-	278,207
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	3,348	-	-	3,348
Realized and unrealized losses on derivative
financial instruments; net of taxes	-	-	-	-	1,280	-	-	1,280
Comprehensive income	-	-	-	-	4,628	278,207	-	282,835
Treasury stock acquired	-	-	-	-	-	-	(336,377)	(336,377)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	(8)	(1)	578	(6,658)	-	-	9,424	3,343
Amortization of unearned compensation
under employee plans	-	-	-	11,783	-	-	-	11,783
Exercise of stock options	-	-	(30,213)	-	-	-	58,624	28,411
Exercise of stock warrants	-	1	1,470	-	-	-	-	1,471
Tax benefit relating to employee stock compensation	-	-	10,855	-	-	-	-	10,855
Balance at December 31, 2004	79,787	$798	$467,353	$(18,177)	$8,266	$1,142,757	$(404,683)	$1,196,314

                       See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$278,207	$249,600	$202,836
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	70,040	54,030	82,038
Deferred income taxes	19,149	34,438	29,883
Bad debt expense	6,208	(2,573)	17,865
Tax benefit relating to employee stock compensation	10,855	26,893	16,940
Amortization of unearned compensation under employee plans	11,783	8,318	9,760
Cumulative effect of accounting change	-	1,663	-
PCA Loan - loss reserve	12,000	-	-
Other, net	7,145	2,464	4,115
Changes in operating assets and liabilities, net of
changes resulting from acquisitions:
Receivables	(9,120)	(23,183)	63,812
Inventories	(32,303)	44,108	(31,191)
Other current and non-current assets	(6,670)	7,077	(15,065)
Claims and rebates payable	90,969	93,294	26,243
Other current and non-current liabilities	37,967	(38,205)	18,734
Net cash provided by operating activities	496,230	457,924	425,970

Cash flows from investing activities:
Purchases of property and equipment	(51,516)	(53,105)	(61,303)
Proceeds from sale of property and equipment	-	6,455	-
Acquisitions, net of cash acquired, and investment in joint venture	(331,558)	3,871	(487,982)
Loan to PCA	(14,050)	-	-
Other	103	(69)	557
Net cash used in investing activities	(397,021)	(42,848)	(548,728)

Cash flows from financing activities:
Repayment of long-term debt	(745,955)	(160,430)	(205,000)
Proceeds from long-term debt	675,564	50,000	425,000
Proceeds from revolving credit line, net	50,000	-	-
Treasury stock acquired	(336,377)	(143,041)	(107,121)
Deferred financing fees	(6,036)	(224)	(3,862)
Net proceeds from employee stock plans	30,967	41,227	26,606
Other	1,471	-	-
Net cash (used in) provided by financing activities	(330,366)	(212,468)	135,623

Effect of foreign currency translation adjustment	1,171	2,778	74

Net (decrease) increase in cash and cash equivalents	(229,986)	205,386	12,939
Cash and cash equivalents at beginning of year	396,040	190,654	177,715
Cash and cash equivalents at end of year	$166,054	$396,040	$190,654

Supplemental data:
Cash paid during the year for:
Income taxes	135,951	88,641	93,170
Interest	24,249	37,107	38,461
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies

Organization and operations. We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, providing health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our integrated PBM services include network claims processing, mail pharmacy services, specialty prescription fulfillment, benefit design consultation, drug utilization review, formulary management, disease management and drug data analysis services. We also provide non-PBM services through our Pharma Business Solutions (“PBS”) unit. Non-PBM services include distribution services through our Express Scripts Specialty Distribution Services subsidiary (“SDS”), drug sample fulfillment and sample accountability services through our Phoenix Marketing Group, Inc. (“PMG”) subsidiary.

Basis of presentation. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% to 50% owned, are accounted for under the equity method. Certain amounts in prior years have been reclassified to conform with the 2003 classifications (see - "Cash and cash equivalents"). The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the U.S., and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $160.3 million and $201.2 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at December 31, 2004 and 2003, respectively. At December 31, 2003, the entire $201.2 million negative book balance was previously included in Claims and Rebates Payable on the Consolidated Balance Sheet. To conform to current presentation, $32.5 million and $0.7 million of the December 31, 2003 negative book balance has been reclassified to Accounts Payable and Accrued Expenses, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been defeased. No overdraft or unsecured short-term loan exists in relation to these negative balances.

Accounts receivable. Based on our revenue recognition policies discussed below, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. In addition, revenue and unbilled receivables for rebates based on market share performance are calculated quarterly based on an estimate of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and the rebate per prescription have been determined and the billing to the manufacturers has been completed. Historically, adjustments to our original estimates have been immaterial. As of December 31, 2004 and 2003, unbilled receivables were $664.5 million and $603.5 million, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. As of December 31, 2004 and 2003, we have an allowance for doubtful accounts of $31.4 million and $28.6 million, respectively.

Inventories. Inventories consist of prescription drugs and medical supplies that are stated at the lower of first-in first-out cost or market.

Property and equipment. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture and three to five years for equipment and purchased computer software. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.

Marketable securities. All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement No. (“FAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. All marketable securities at December 31, 2004 and 2003 were recorded in other assets on our Consolidated Balance Sheet.

Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We held trading securities, consisting primarily of mutual funds, of $17.7 million and $12.9 million at December 31, 2004 and 2003, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 12. Net gains recognized on the trading portfolio were $1.8 million, $2.1 million, and $2.3 million in 2004, 2003 and 2002, respectively.

Goodwill. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. We perform our annual impairment testing during the fourth quarter of each year. No impairment test performed to date has indicated any impairment.

Other intangible assets. Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements. Other intangible assets, excluding customer contracts, are recorded at cost. Customer contracts are valued based on discounted cash flows over the expected life of the intangible asset. Excluding trade names which have an indefinite life, other intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from two to 20 years (see Note 6). The amount reported is net of accumulated amortization of $127.0 million, and $106.2 million at December 31, 2004 and 2003, respectively. Amortization expense for customer contracts and non-compete agreements included in selling, general and administrative expenses was $17.8 million, $13.7 million and $12.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for deferred financing fees included in interest expense was $1.3 million, $1.8 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for advance discounts paid to customers is recorded against revenue and was $8.3 million, $8.2 million and $4.8 million for the year ended December 31, 2004, 2003 and 2002, respectively.

Impairment of long lived assets. We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets and the loan to Pharmacy Care Alliance (described in Note 2), may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed as of December 31, 2004 and 2003.

Self-insurance reserves. We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 10). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances that any losses, in excess of our insurance and any self-insurance reserves, will not be material.

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity. The fair value of the interest rate swaps (an obligation of $0.4 million and $2.5 million at December 31, 2004 and 2003, respectively) was based on quoted market prices, which reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts. During the second quarter of 2004, we redeemed all of our outstanding Senior Notes ($204.4 million) at a redemption price of 104.8125% (see Note 7). The fair value of our Senior Notes at December 31, 2003, $220.8 million, was estimated based on quoted market prices.

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

Revenues related to the sale of prescription drugs by retail pharmacies in our networks consist of the amount the client has contracted to pay us (which excludes the co-payment) for the dispensing of such drugs together with any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total payments we have contracted to receive from these clients as revenue, and payments we make to the network pharmacy providers as cost of revenue in compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, (which may involve a call to the member’s physician), communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. In addition, under most of our client contracts, we realize a positive or negative margin represented by the difference between the negotiated ingredient costs we will receive from our clients and the separately negotiated ingredient costs we will pay to our network pharmacies. These factors indicate we are a principal as defined by EITF 99-19 and, as such, we record ingredient cost billed to clients in revenue and the corresponding ingredient cost paid to network pharmacies in cost of revenues.

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. We have no information regarding actual co-payments collected. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $5.5 billion, $5.3 billion and $4.3 billion for the years ended December 31, 2004, 2003, and 2002, respectively, are excluded from revenues and cost of revenues.

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

Revenues from our non-PBM segment, PBS, are derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network, the distribution of pharmaceuticals through patient assistance programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients, sample fulfillment and sample accountability services. Revenues earned by PBS include administrative fees received from pharmaceutical manufacturers for dispensing or distributing consigned pharmaceuticals requiring special handling or packaging and administrative fees for verification of practitioner licensure and distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in PBS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

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

	2004	2003	2002
Weighted average number of common shares
outstanding during the period - Basic EPS	76,376	77,830	77,866
Outstanding stock options	874	1,008	1,536
Executive deferred compensation plan	48	56	38
Restricted stock awards	218	34	227
Weighted average number of common shares
outstanding during the period - Diluted EPS	77,516	78,928	79,667

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.”

Foreign currency translation. The financial statements of ESI Canada, our Canadian operations, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada is the local currency and cumulative translation adjustments (credit balances of $8.5 million and $5.2 million at December 31, 2004 and 2003, respectively) are recorded within the other comprehensive income component of stockholders’ equity.

Employee stock-based compensation. We account for employee stock options in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because we grant options at a price equal to market value at the time of grant. During 1996, FAS 123, “Accounting for Stock-Based Compensation” became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. In December 2004, the Financial Accounting Standards Board (“FASB”) revised FAS 123 (“FAS 123R”), “Share-Based Payment”, which replaces FAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. We will adopt FAS 123R using the modified prospective method beginning July 1, 2005 (see “New Accounting Guidance”).

The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the fair value of options at the grant date for the years ended December 31, 2004, 2003 and 2002 (see also Note 12):

(in thousands, except per share data)	2004	2003	2002
Stock-based compensation, net of tax
As reported	$6,520	$4,437	$5,102
Pro forma	15,134	16,294	16,479

Net income
As reported	$278,207	$249,600	$202,836
Pro forma	269,593	237,743	191,458

Basic earnings per share
As reported	$3.64	$3.21	$2.60
Pro forma	3.53	3.05	2.46

Diluted earnings per share
As reported	$3.59	$3.16	$2.55
Pro forma	3.46	3.00	2.39

Comprehensive income. In addition to net income, our components of comprehensive income (net of taxes) are foreign currency translation adjustments and realized and unrealized losses on derivative financial instruments designated as cash flow hedges. We have displayed comprehensive income within the Statement of Changes in Stockholders’ Equity.

Segment reporting. The segment information is derived from the management approach which designates the internal organization that is used by our chief operating decision-maker for making operating decisions and assessing performance as the source of our reportable segments (see Note 13).

New accounting guidance. In December 2004, the Financial Accounting Standards Board (“FASB”) revised FAS 123. FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by FAS 123, we currently follow the guidance of APB 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees. FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. FAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. We will adopt FAS 123R using the modified prospective method beginning July 1, 2005. The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see "Employee stock-based compensation").

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delayed the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities requiring consolidation under FIN 46 and FIN 46R. Therefore, adoption of these standards did not have a material impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

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

2.   Changes in business

Acquisitions. On January 30, 2004, we acquired the outstanding capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for approximately $333.4 million which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and enhances our ability to provide comprehensive clinical services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $286.0 million and trade names in the amount of $1.3 million, which are not being amortized. The $333.4 million purchase price was financed with $210.0 million of cash on hand and the remainder by adding $125.0 million in Term C loans through an amendment of our Bank Credit Facility. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.

On December 19, 2002, we entered into an agreement with Managed Pharmacy Benefits, Inc. ("MPB") under which we acquired certain assets from MPB for approximately $11.1 million in cash plus the assumption of certain liabilities. MPB is a St. Louis-based pharmacy benefit manager and subsidiary of Medicine Shoppe International, Inc., a franchisor of apothecary-style retail pharmacies, owned by Cardinal Health, Inc. The transaction was accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets other than goodwill in the amount of $2.5 million. This asset is included in other intangible assets on the balance sheet and is being amortized using the straight-line method over the estimated useful life of 20 years. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $15.0 million, which is not being amortized. The transaction was structured as a purchase of assets, making amortization expense of intangible assets, including goodwill, tax deductible.

On April 12, 2002, we completed the acquisition of National Prescription Administrators and certain affiliated entities (collectively “NPA”), a privately held full-service PBM, for a purchase price of approximately $466 million, which includes the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), transaction costs and a working capital purchase price adjustment of $46.8 million received during the third and fourth quarters of 2002. The transaction was accounted for under the provisions of FAS 141. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $76.3 million and non-competition agreements in the amount of $2.9 million, which are being amortized using the straight-line method over the estimated useful lives of 20 years and five years, respectively. These assets are classified as other intangible assets. In addition, the excess of the purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $438.5 million which is not being amortized. During 2003 we finalized the allocation of the purchase price to tangible and intangible net assets resulting in a $39.7 million increase in goodwill. The increase in goodwill reflects adjustments to true-up opening balance sheet receivables and liabilities, and to adjust fixed assets to fair market value. The acquisition of NPA was funded with the proceeds of a new $325 million Term B loan facility, $78 million of cash on hand, the issuance of 552,000 shares of our common stock (fair value of $26.4 million upon the transaction announcement date), and $25 million in borrowings under our revolving credit facility. We have filed an Internal Revenue Code Section 338(h)(10) election, making amortization expense of intangible assets, including goodwill, tax deductible.

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

Medicare discount card program. In January 2004, we entered into an agreement to provide PBM services for the Medicare discount program of Pharmacy Care Alliance, Inc. (“PCA”), a nonstock, not-for-profit entity jointly controlled by the National Association of Chain Drugstores (“NACDS”) and us. Our PBM services include the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of prescription claims.

During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17.0 million to PCA in the form of a revolving line of credit available through March 31, 2005. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee $2.0 million on the revolving line of credit. As of December 31, 2004, we have loaned PCA $14.6 million.

         In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program. Through December 31, 2004, enrollment has fallen short of expectations, with approximately 213,000 members enrolled to date. In addition, utilization has been lower than expected. As a result, in December 2004 we recorded a $12.0 million reserve against this note receivable from PCA, resulting in a net receivable of $2.6 million, which is included in other long-term assets on our Consolidated Balance Sheet.

3.    Joint venture

We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans. The company operates as conduit of information among all parties engaging in electronic prescribing. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20.0 million over the first five years of the joint venture with approximately $17.4 million invested through December 31, 2004. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub’s loss for 2004, 2003 and 2002 is $4.5 million ($2.8 million net of tax), $5.8 million ($3.6 million net of tax), and $4.5 million ($2.8 million net of tax), respectively, and has been recorded in other income (expense), net, in our Consolidated Statement of Operations. The cumulative, undistributed losses of RxHub through December 31, 2004 are $16.6 million. Our investment in RxHub (approximately $0.8 million and $2.0 million at December 31, 2004 and 2003, respectively) is recorded in other assets on our Consolidated Balance Sheet.

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

5.   Property and equipment

Property and equipment, at cost, consists of the following:

	December 31,
(in thousands)	2004	2003
Land	$2,461	$800
Buildings	3,259	1,900
Furniture	18,622	17,609
Equipment	134,418	118,279
Computer software	128,016	107,328
Leasehold improvements	35,685	26,347
	322,461	272,263
Less accumulated depreciation	141,295	94,951
	$181,166	$177,312

Depreciation expense for 2004, 2003 and 2002 was $52.2 million, $40.3 million and $69.5 million, respectively. Internally developed software, net of accumulated depreciation, was $47.3 million and $49.8 million at December 31, 2004 and 2003, respectively.

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia. At December 31, 2004, our lease obligation is $13.5 million. In accordance with FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

Under certain of our operating leases for facilities in which we operate mail order pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation was $3.6 million and $3.3 million at December 31, 2004 and 2003, respectively. We recorded accretion expense of $0.3 million and $0.2 million during 2004 and 2003, respectively.

During 2003, we sold our East Hanover, New Jersey property and building for $6.5 million. The building included a mail order pharmacy and office space. A portion of the office space was then leased back from the purchaser for a five year term with a renewal option for an additional five years. The resulting lease is being accounted for as an operating lease. The agreement included a provision for additional proceeds upon the receipt of a no further action letter from the New Jersey Department of Environmental Protection. The amount of additional proceeds (which could be up to $1.25 million) is dependent upon the degree of remediation efforts required to receive such letter. Remediation efforts are underway, and any additional proceeds will be recorded as a deferred gain and amortized over the five year lease term.
6.   Goodwill and Other Intangibles

The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,793,830	$107,031	$1,506,242	$106,885
Non-PBM	22,136	-	22,136	-
	$1,815,966	$107,031	$1,528,378	$106,885

Other intangible assets
PBM
Customer contracts	$294,063	$85,067	$264,831	$70,180
Other (2)	72,346	40,408	67,592	35,064
	366,409	125,475	332,423	105,244
Non-PBM
Customer contracts	4,000	1,416	4,000	917
Other	1,880	128	1,880	83
	5,880	1,544	5,880	1,000
Total other intangible assets	$372,289	$125,019	$338,303	$106,244

 (1) As a result of our acquisition of the capital stock of CuraScript, we preliminarily recorded PBM goodwill, customer contracts, trade names, and other intangible assets of $286.0 million, $28.7 million, $1.3 million, and $2.7 million, respectively (See Note 2). Changes in goodwill and accumulated amortization from December 31, 2003 to December 31, 2004 are also a result of changes in foreign currency exchange rates.

(2) Write-offs of deferred financing fees due to the redemption of our Senior Notes and the refinancing of our bank credit facility (see Note 7) also resulted in changes in other intangible assets from December 31, 2003 to December 31, 2004.

    The aggregate amount of amortization expense of other intangible assets was $33.7 million, $23.7 million and $15.6 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively. The future aggregate amount of amortization expense of other intangible assets is expected to be approximately $28.8 million for 2005, $24.1 million for 2006, $20.1 million for 2007, $17.2 million for 2008 and $15.8 million for 2009. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 8 to 20 years for customer contracts and six years for other intangible assets.

7.    Financing

  Long-term debt consists of:

	December 31,
(in thousands)	2004	2003

Term A loans due February 13, 2009 with an average interest rate of 3.46% at December 31, 2004	$185,000	$-
Term B loans due February 13, 2010 with an average interest rate of 3.70% at December 31, 2004 and a deferred interest rate swap gain of $50 at December 31, 2004	198,550	-
Revolving credit facility due February 13, 2009 with an average interest rate of 3.67% at December 31, 2004	50,000	-
Promissory note payable to Camden County Joint Development Authority due July 1, 2014, with a zero interest rate at December 31, 2004	563	-
Term B loans due March 31, 2008 with an interest rate of 3.13% at December 31, 2003 and a deferred interest rate swap gain of $249 at December 31, 2003	-	250,249
9.625% Senior Notes due June 15, 2009, net of an unamortized discount of $0 and $639, and an unamortized interest rate lock of $0 and $953 at December 31, 2004 and 2003, respectively	-	204,769
Total debt	434,113	455,018

Less current maturities	22,056	-
Long-term debt	$412,057	$455,018

At December 31, 2003, our credit facility with a commercial bank syndicate consisted of $250.0 million of Term B loans and a $150.0 million revolving credit facility (of which no debt was outstanding at December 31, 2003). In January 2004, we added a $125.0 million Term C Loan to partially fund the acquisition of CuraScript, in early February 2004 we borrowed $50.0 million on the revolving credit facility under our then existing credit agreement, and on February 13, 2004, we refinanced our entire credit facility. We negotiated an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. The proceeds from the $800.0 million credit facility were used to prepay borrowings on the revolver and Term B loans outstanding under our previous credit facility. During 2004, we made scheduled payments on our Term A and Term B loans totaling $15.0 million and $1.5 million, respectively. As of December 31, 2004, we had net borrowings of $50.0 million under our revolving credit facility.

Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. To alleviate interest rate volatility, we have an interest rate swap arrangement (see Note 8). Under our new credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($350.0 million at December 31, 2004). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. The commitment fee is currently 0.25% per annum.

At December 31, 2004, the weighted average interest rate on the new facility was 3.59%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2004, we are in compliance with all covenants associated with our credit facility.

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

During 2002, we utilized internally generated cash to prepay $105 million of our Term A loans and as a result recorded charges of $1.7 million ($1.0 million net of tax) from the write-off of deferred financing fees. These write-offs are included in interest expense as a result of our adoption of FAS 145 during 2003.

In June 1999, we issued $250 million of 9.625% Senior Notes due 2009, of which $10.1 million and $35.4 million were repurchased on the open market during 2000 and 2003, respectively. Upon issuance of the Senior Notes, we received $2.1 million, which was being amortized against interest expense over the term of the Senior Notes. Interest expense was reduced by $0.2 million during 2003 and 2002. In 2003, we recorded in interest expense a premium of $3.9 million and a write-off of deferred financing fees of $0.6 million as a result of our Senior Note repurchase.

During 2004, we redeemed all of our outstanding Senior Notes ($204.4 million) at a redemption price of 104.8125% by using internally generated cash and a portion of our $400 million revolving credit facility. As a result of the redemption, we recorded in interest expense charges of approximately $12.3 million ($7.6 million after-tax) representing a redemption premium of $9.8 million and the write-off of unamortized deferred financing fees.

The following represents the schedule of current maturities for our long-term debt as of December 31, 2004, excluding the deferred gain ($50,000 at December 31, 2004) from the restructuring of an interest rate swap agreement in 2000 (amounts in thousands):

Year Ended December 31,
2005	$22,056
2006	29,556
2007	39,556
2008	79,556
2009	215,556
Thereafter	47,783
$434,063

8.   Derivative financial instruments

We use an interest rate swap agreement to manage our interest rate risk on future variable interest payments. At December 31, 2004, our swap agreement fixes the variable interest rate payments on approximately $20.0 million of debt under our credit facility. Under our swap agreement, we agree to receive a variable rate of interest on the notional principal amount of approximately $20.0 million based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.25% per annum. The swap will mature in April 2005.

         Our present interest rate swap agreement is a cash flow hedge which requires us to pay fixed-rates of interest, and which hedge against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is $0.4 million and $2.5 million at December 31, 2004 and 2003, respectively. The balance as of December 31, 2004 is reported on the balance sheet in current liabilities; and the balance as of December 31, 2003 is reported on the balance sheet in other liabilities. The related deferred loss on our swap agreements, $0.3 million and $1.5 million, net of taxes, at December 31, 2004 and 2003, respectively, is deferred in stockholders’ equity as a component of other comprehensive income. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. The loss associated with the ineffective portion of this agreement is immediately recognized as an expense. For the years ended December 31, 2004 and 2003, the losses on the ineffective portion of our swap agreement were not material to our Consolidated Financial Statements.

9.    Income taxes

   The income tax provision consists of the following:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Current provision:
Federal	$137,782	$104,478	$85,561
State	14,193	14,324	11,136
Foreign	1,312	1,434	(1,413)
Total current provision	153,287	120,236	95,284
Deferred provision:
Federal	13,694	31,349	27,443
State	5,734	3,211	2,533
Foreign	(279)	(122)	(93)
Total deferred provision	19,149	34,438	29,883
Total current and deferred provision	$172,436	$154,674	$125,167

     Income taxes included in the Consolidated Statement of Operations are:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Continuing operations	$172,436	$154,674	$125,167
Cumulative effect of accounting change	-	(635)	-
	$172,436	$154,039	$125,167

A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2004, 2003 and 2002 is immaterial):

	Year Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4	2.8	3.2
Non-deductible amortization of
customer contracts	0.2	0.2	0.3
Other, net	(0.3)	0.2	(0.3)
Effective tax rate	38.3%	38.2%	38.2%

The deferred tax assets and deferred tax liabilities recorded in our Consolidated Balance Sheet are as follows:

	December 31,
(in thousands)	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$13,337	$8,226
Non-compete agreements	1,818	2,122
Deferred compensation	7,633	5,674
Restricted stock	7,046	4,687
Deferred loss on interest rate swap	154	952
Accrued expenses	10,426	-
State income taxes	1,558	-
Other	2,011	2,292
Gross deferred tax assets	43,983	23,953
Deferred tax liabilities:
Depreciation and property differences	(30,276)	(28,606)
Goodwill and customer contract amortization	(132,480)	(84,734)
Accrued expenses	-	(5,208)
Prepaids	(3,002)	-
Other	(801)	(2,110)
Gross deferred tax liabilities	(166,559)	(120,658)

Net deferred tax liabilities	$(122,576)	(96,705)

At December 31, 2004 and 2003, the net current deferred tax asset is $33.1 million and $15.3 million, respectively, and the net long-term deferred tax liability, included in other liabilities is $155.7 million and $112.1 million, respectively.

10.   Commitments and contingencies

We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. We have entered into noncancellable agreements to sublet two facilities with remaining terms of two and three years. Rental expense under the office and distribution facilities leases in 2004, 2003 and 2002 was $22.1 million, $18.3 million and $16.3 million, respectively. The future minimum lease payments due under noncancellable operating leases (in thousands):

Year Ended December 31,	Minimum lease payments
2005	$22,845
2006	20,229
2007	18,800
2008	14,666
2009	5,497
Thereafter	25,079
$107,116

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia, as discussed in Note 5, “Property and equipment”.

For the year ended December 31, 2004, approximately 81.2% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available. Our top five clients represented 22.8%, 17.8%, and 19.6% of revenues during 2004, 2003 and 2002 respectively. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2004, 2003 or 2002. We believe no other concentration risks exist at December 31, 2004.

We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1, “Self-insurance reserves”) . The majority of these claims are legal claims and our liability esimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with FAS 5, “Accounting for Contingencies.” Under FAS 5, if the range of possible loss is broad, the liability accrual should be based on the lower end of the range. Based on current year developments (see—“Legal Proceedings”), we recorded a $25.0 million increase in legal reserves during the third quarter period.

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

11. Common stock

Treasury shares are carried at first in, first out cost. We have a stock repurchase program, announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 10.0 million shares. During 2004, our Board of Directors authorized a 4.0 million share increase to the existing 10.0 million share repurchase program. Subsequently, in 2005, our Board of Directors authorized an additional 5.0 million share increase, which increased the total shares available for repurchase under the program to 6.1 million. There is no limit on the duration of the program. During 2004, we used internally generated cash to repurchase 4.8 million shares for $336.4 million. Through December 31, 2004, approximately 12.9 million of the 19.0 million total shares have been repurchased under the program and 7.0 million shares have been reissued in connection with employee compensation plans. Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

As of December 31, 2004, approximately 5.4 million shares of our Common Stock have been reserved for employee benefit plans (see Note 12).

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

12.   Employee benefit plans and stock-based compensation plans

Retirement savings plan. We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full time employees. Employees may elect to enter a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. For substantially all employees, we match 100% of the first 4% of the employees’ compensation contributed to the Plan. For the years ended December 31, 2004, 2003 and 2002, we had contribution expense of approximately $8.7 million, $7.8 million and $6.4 million, respectively.

Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our Common Stock. Participating employees may elect to contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 85% of the fair market value of our Common Stock as of either the beginning or the end of the participation period, whichever is lower. During 2004, 2003 and 2002, approximately 75,000, 68,000 and 63,000 shares of our Common Stock were issued under the plan, respectively. Our Common Stock reserved for future employee purchases under the plan is 176,305 at December 31, 2004.

Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2004, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our Common Stock and the remaining being allocated to a variety of investment options. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consists of mutual funds (see Note 1). We incurred approximately $3.5 million in 2004 and $3.8 million of compensation expense in 2003 and 2002. At December 31, 2004, 741,532 shares of our Common Stock have been reserved for future issuance under the plan.

Stock-based compensation plans. In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 and again in December 2001 (as amended, the “2000 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2000 LTIP, as then amended, was approved by our stockholders in May 2001. As of December 31, 2004, 4,496,323 shares of our Common Stock are available for issuance under this plan. The maximum term of options granted under the 2000 LTIP is 10 years. During 2004, we granted approximately 134,817 restricted shares of Common Stock with a weighted average fair market value of $67.33, to certain of our officers and employees. These shares are subject to various cliff-vesting periods from five to ten years with provisions allowing for accelerated vesting based upon specific performance criteria. Prior to vesting, these restricted shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. As of December 31, 2004, a total of 1,259,817 restricted shares of Common Stock have been issued under the 2000 LTIP of which, 1,033,817 shares were issued from shares held in treasury and approximately 194,294 shares have been forfeited. Unearned compensation relating to the restricted shares is recorded as a separate component of stockholders’ equity and is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2004, 2003 and 2002, unearned compensation was $17.1 million, $22.1 million and $5.7 million. We recorded compensation expense related to restricted stock grants for 2004, 2003 and 2002 of $10.6 million, $7.2 million and $8.3 million, respectively.

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

We apply APB 25 and related interpretations in accounting for our plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted. Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income (loss) would have been reduced by $8.6 million, $11.9 million and $11.4 million for the years ended December 31, 2004, 2003 and 2002, respectively (see also Note 1).

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life of option	3-7 years	3-10 years	3-5 years
Risk-free interest rate	2.0%-4.2%	1.6%-3.7%	1.4%-5.0%
Expected volatility of stock	41%-47%	52%-53%	54%
Expected dividend yield	None	None	None

A summary of the status of our fixed stock option plans as of December 31, 2004, 2002 and 2001, and changes during the years ending on those dates is presented below.

	2004		2003		2002
(share data in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	4,016	$35.96	5,594	$31.50	5,992	$26.26
Granted	755	72.64	142	64.14	948	49.63
Exercised	(911)	31.19	(1,644)	22.85	(1,226)	19.50
Forfeited/Cancelled	(275)	51.47	(76)	44.06	(120)	35.66
Outstanding at end of year	3,585	43.71	4,016	35.96	5,594	31.50

Options exercisable at year end	2,502		2,688		2,889
Weighted-average fair value of options granted during the year	$28.49		$29.75		$21.61

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$ 7.44 - 21.20	415	3.8	$16.98	405	$16.92
25.81 - 33.69	836	4.5	28.30	809	28.30
35.08 - 46.62	846	4.2	40.12	829	40.03
47.55 - 64.01	744	5.0	50.77	424	49.09
64.36 - 79.36	744	6.1	72.98	35	66.31
7.44 - 79.36	3,585	4.8	$43.71	2,502	$34.40

13.   Segment information

We report segments on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. In 2002 the remaining operating service lines (Specialty Distribution Services, Specialty self-injectibles and Phoenix Marketing Group) were aggregated into a non-PBM reporting segment. Effective in December 2003, our self-injectibles business unit became part of our domestic PBM operating segment and our remaining service lines (Specialty Distribution Services and Phoenix Marketing Group) merged into a single Non-PBM operating segment. Our 2002 data has been recast to reflect the change in our operations and reporting segments.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, as of and for the years ended December 31:

(in thousands)	PBM	Non-PBM	Total
2004
Product revenue:
Network revenues	$9,387,269	$-	$9,387,269
Mail revenues	5,390,541	-	5,390,541
Other revenues	-	114,856	114,856
Service revenues	100,729	121,333	222,062
Total revenues	14,878,539	236,189	15,114,728
Depreciation and amortization expense	65,423	4,617	70,040
Operating income	454,627	38,365	492,992
Undistributed loss from joint venture			(4,514)
Interest income			3,837
Interest expense			(41,672)
Income before income taxes			450,643

Total assets (as of December 31)	3,460,426	139,660	3,600,086
Investment in equity method investees	808	-	808
Capital expenditures	42,275	9,241	51,516
2003
Product revenue:
Network revenues	$9,037,246	$-	$9,037,246
Mail revenues	3,988,141	-	3,988,141
Other revenues	-	86,799	86,799
Service revenues	72,878	109,453	182,331
Total revenues	13,098,265	196,252	13,294,517
Depreciation and amortization expense	50,973	3,057	54,030
Operating income	413,295	35,830	449,125
Undistributed loss from joint venture			(5,796)
Interest income			3,390
Interest expense			(41,417)
Income before income taxes			405,302

Total assets (as of December 31)	3,286,700	122,474	3,409,174
Investment in equity method investees	1,971	-	1,971
Capital expenditures	49,009	4,096	53,105
2002
Product revenue:
Network revenues	$8,423,861	$-	$8,423,861
Mail revenues	3,612,485	-	3,612,485
Other revenues	-	55,806	55,806
Service revenues	86,094	92,267	178,361
Total revenues	12,122,440	148,073	12,270,513
Depreciation and amortization expense	80,038	2,000	82,038
Operating income	340,333	31,393	371,726
Undistributed loss from joint venture			(4,549)
Interest income			4,716
Interest expense			(43,890)
Income before income taxes			328,003
Total assets (as of December 31)	3,102,285	104,707	3,206,992
Investment in equity method investees	3,117	-	3,117
Capital expenditures	55,388	5,915	61,303

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

Revenues earned by our Canadian PBM totaled $26.1 million, $22.3 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $36.1 million, $33.9 million and $26.2 million as of December 31, 2004, 2003 and 2002, respectively. All other long-lived assets are domiciled in the United States.

14.    Quarterly financial data (unaudited)

	Quarters
(in thousands, except per share data)	First	Second	Third	Fourth
Fiscal 2004
Total revenues (1)	$3,627,815	$3,779,505	$3,767,690	$3,939,718
Cost of revenues (1)	3,406,028	3,555,983	3,532,280	3,676,247
Gross profit	221,787	223,522	235,410	263,471
Selling, general and administrative	95,244	96,723	130,806	128,425
Operating income	126,543	126,799	104,604	135,046
Net income	$69,963	$65,420	$61,917	80,907

Basic earnings per share	$0.90	$0.85	$0.81	$1.08

Diluted earnings per share	$0.89	$0.83	$0.80	$1.07

	Quarters
(in thousands, except per share data)	First	Second	Third	Fourth
Fiscal 2003
Total revenues (1)	$3,223,981	$3,334,197	$3,248,602	$3,487,737
Cost of revenues (1)	3,014,368	3,116,962	3,041,825	3,255,024
Gross profit	209,613	217,235	206,777	232,713
Selling, general and administrative	101,786	106,955	93,286	115,186
Operating income	107,827	110,280	113,491	117,527
Income before cumulative effect of
accounting change	59,649	59,006	64,542	67,431
Cumulative effect of accounting change(1)	(1,028)	-	-	-
Net income	$58,621	$59,006	$64,542	67,431

Basic earnings per share:
Before cumulative effect of
accounting change	$0.77	$0.75	$0.82	$0.87
Cumulative effect of accounting change	(0.01)	-	-	-
Net income	$0.76	$0.75	$0.82	$0.87

Diluted earnings per share:
Before cumulative effect of
accounting change	$0.75	$0.74	$0.81	$0.86
Cumulative effect of accounting change	(0.01)	-	-	-
Net income	$0.74	$0.74	$0.81	$0.86

(1)
Excludes estimated retail pharmacy co-payments of $1,397,111 and $1,333,683 for the three months ended March 31, 2004 and 2003, respectively, $1,387,488 and $1,338,804 for the three months ended June 30, 2004 and 2003, respectively, $1,363,991 and $1,326,022 for the three months ended September 30, 2004 and 2003, respectively, and $1,397,299 and $1,280,568 for the three months ended December 31, 2004 and 2003, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designated to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management has excluded CuraScript from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination effective during 2004. CuraScript is a wholly owned subsidiary whose total assets and total revenues represent 11.6% and 4.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10 — Directors and Executive Officers of the Registrant

The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the heading “I. Election of Directors”; provided that the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the performance graph contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller, or persons performing similar functions (the "senior financial officers"). A copy of this code of business conduct and ethics is posted on the investor relations portion of our website at www.express-scripts.com/other/investor. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website.

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

Item 14 - Principal Accountant Fees and Services

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

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Documents filed as part of this Report:

         (1)    Financial Statements

The following report of independent accountants and our consolidated financial statements are contained in this Report

        Report of Independent Accountant
Consolidated Balance Sheet as of December 31, 2004 and 2003

Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

         (2)    The following financial statement schedule is contained in this Report.

    Financial Statement Schedule:

     VIII.   Valuation and Qualifying Accounts and Reserves
             for the years ended December 31, 2004, 2003 and 2002

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

EXPRESS SCRIPTS, INC.
March 2, 2005	By: /s/ Barrett A. Toan
Barrett A. Toan
Chairman of the Board of Directors and
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barrett A. Toan
Barrett A. Toan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2005
/s/ George Paz
George Paz	President, Director	March 2, 2005
/s/ Edward Stiften
Edward Stiften	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2005
/s/ Darryl E. Weinrich
Darryl E. Weinrich	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 2, 2005
/s/ Gary G. Benanav
Gary G. Benanav	Director	March 2, 2005
/s/ Frank J. Borelli
Frank J. Borelli	Director	March 2, 2005
/s/ Maura C. Breen
Maura C. Breen	Director	March 2, 2005
/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	March 2, 2005
/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	March 2, 2005
/s/ John O. Parker
John O. Parker	Director	March 2, 2005
/s/ Samuel Skinner
Samuel Skinner	Director	March 2, 2005
/s/ Seymour Sternberg
Seymour Sternberg	Director	March 2, 2005
/s/ Howard L. Waltman
Howard L. Waltman	Director	March 2, 2005

EXPRESS SCRIPTS, INC.
Schedule VIII — Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2004, 2003, and 2002

Col. A	Col. B	Col. C				Col. D	Col. E
		Additions
Description	Balance At Beginning Of Period	Charges to Costs and Expenses		Charges to Other Accounts		(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year Ended 12/31/02	$24,157,378	$17,865,386		$1,933,359	(1)	$8,134,207	$35,821,916
Year Ended 12/31/03	35,821,916	(2,572,786	)(2)			4,642,298	28,606,832
Year Ended 12/31/04	28,606,832	6,208,469		4,450,603	(3)	7,912,062	31,353,842

(1)	Represents the opening balance sheet for our February 25, 2002 acquisition of Phoenix Marketing Group and our April 12, 2002 acquisition of National Prescription Administrators and related entities.

(2)
Amount includes the reversal of a reserve recorded in 2002 for a client then in bankruptcy. In 2003, we received payment on this client’s obligations to us and determined such reserve was no longer necessary.

(3)	Represents the opening balance sheet for our January 30, 2004 acquisition of CuraScript.

INDEX TO EXHIBITS
(Express Scripts, Inc. - Commission File Number 0-20199)

Exhibit Number	Exhibit
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

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company dated June 2, 2004, incorporated by reference to Exhibit No. 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.

3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.
4.1	Form of Certificate for Class A Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).
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

10.25[3]
Amended and restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit No. 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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
10.28[3]
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

10.30[3]
Executive Employment Agreement, dated as of April 1, 2004, between the Company and Edward J. Stiften, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.

10.31[3]
Executive Employment Agreement, dated as of April 15, 2004, between the Company and George Paz, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.

10.32[3]
Executive Employment Agreement, dated as of August 31, 2004, between the Company and David Lowenberg, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.33[3]
Executive Employment Agreement, dated as of August 31, 2004, and effective as of April 1, 2004, between the Company and C.K. Casteel, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.34[3]
Executive Employment Agreement, dated as of August 31, 2004, and effective as of April 1, 2004, between the Company and Douglas Porter, incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.35[3]
Executive Employment Agreement, dated as of August 31, 2004, and effective as of April 1, 2004, between the Company and Agnes Rey-Giraud, incorporated by reference to Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.36[3]
Executive Employment Agreement, dated as of October 29, 2004, between the Company and Thomas Boudreau, incorporated by reference to Exhibit No. 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.37[3]
Executive Employment Agreement, dated as of October 29, 2004, and effective as of April 1, 2004 between the Company and Edward Ignaczak, incorporated by reference to Exhibit No. 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.38[3]
Form of Restricted Stock Agreement used with respect to grants of restricted stock by the Company, incorporated by reference to Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.39[2,3]	Form of Stock Option Grant Notice and Agreement used with respect to grants of stock options by the Company.
10.40
Credit Agreement dated as of February 13, 2004 (Credit Agreement) among the Company, the Lenders listed therein, Credit Suisse First Boston (CSFB)and Citigroup Global Markets, Inc. (CGMI) as Joint Lead Arrangers and Joint Bookmaking Runners, CSFB as Administrative Agent and Collateral Agent, CGMI as Syndication Agent, and Bank of America, Bank One, N.A. and U.S. Bank National Association as Co-Documentation Agents, incorporated by reference to Exhibit No. 10.34 to the Company’s Annual Report on Form 10-K for the year ending December 1, 2003.

10.41
Subsidiary Guaranty dated as of February 13, 2004, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the Subsidiary Guarantors (as defined in the Credit Agreement) of the Company, incorporated by reference to Exhibit No. 10.35 to the Company’s Annual Report on Form 10-K for the year ending December 1, 2003..

10.42
Company Pledge Agreement dated as of February 13, 2004, by the Company in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, incorporated by reference to Exhibit No. 10.36 to the Company’s Annual Report on Form 10-K for the year ending December 1, 2003.

10.43
Subsidiary Pledge Agreement dated as of February 13, 2004, in favor of Credit Suisse First Boston as Collateral Agent and the Lenders listed in the Credit Agreement, by the Subsidiary Guarantors (as defined in the Credit Agreement) of the Company, incorporated by reference to Exhibit No. 10.37 to the Company’s Annual Report on Form 10-K for the year ending December 1, 2003.

10.44
International Swap Dealers Association, Inc. Master Agreement dated as of April 3, 1998, between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit No. 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

10.45
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

EXHIBIT 21.1

The following is a list of all of the Company’s subsidiaries, regardless of the materiality of their operations. Each of these subsidiaries is included in the Company’s Consolidated Financial Statements for the period ending December 31, 2004.

Subsidiary	State of Organization	D/B/A
Airport Holdings, LLC	Pennsylvania	None
Central Fill, Inc.	Pennsylvania	None
CFI New Jersey, Inc.	New Jersey	None
CuraScript PBM Services, Inc.	Delaware	CuraScript
CuraScript Pharmacy, Inc.	Delaware	CuraScript
Diversified NY IPA, Inc.	New York	None
Diversified Pharmaceutical Services (Puerto Rico), Inc.	Puerto Rico	None
Diversified Pharmaceutical Services, Inc.	Minnesota	None
ESI Canada	Ontario, Canada	None
ESI Claims, Inc.	Delaware	None
ESI Enterprises, LLC	Delaware	None
ESI-GP Canada, ULC	Nova Scotia, Canada	None
ESI-GP Holdings, Inc.	Delaware	None
ESI Mail Pharmacy Service, Inc.	Delaware	None
ESI Partnership	Delaware	None
ESI Realty, LLC	New Jersey	None
ESI Resources, Inc.	Minnesota	None
Express Access Pharmacy, Inc.	Delaware	None
Express Scripts Canada Co.	Nova Scotia, Canada	None
Express Scripts Canada Holding, Co.	Delaware	None
Express Scripts Sales Development Co.	Delaware	None
Express Scripts Specialty Distribution Services, Inc.	Delaware	None
Express Scripts Utilization Management Co.	Delaware	None
iBIOLogic, Inc.	Delaware	None
Intecare Pharmacies, Ltd.	Ontario, Canada	None
IVTx, Inc.	Delaware	None
Great Plains Reinsurance Company	Arizona	None
National Prescription Administrators, Inc.	New Jersey	NPA
NPA of New York IPA, Inc.	New York	None
Phoenix Marketing Group, LLC	Delaware	Phoenix
Value Health, Inc.	Delaware	None
ValueRx of Michigan, Inc.	Michigan	None
YourPharmacy.com, Inc.	Delaware	None

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-110573, 333-43336, 333-80255, 333-72441, 333-69855, 333-48779, 333-48767, 333-48765, 333-27983, 333-04291, 33-64094, 33-64278, 33-93106) of Express Scripts, Inc. of our report dated March 2, 2005, relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appear in this Form 10-K.

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 2, 2005