Form 10-Q
period 2005-03-31
EXPRESS SCRIPTS INC
filed 2005-04-27
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
13900 Riverport Dr., Maryland Heights, Missouri (Address of principal executive offices)	63043 (Zip Code)

Registrant’s telephone number, including area code: (314) 770-1666

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X     No __

Common stock outstanding as of March 31, 2005:	74,178,639	Shares

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

Item 5.    Other Information

Item 6.    Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	March 31,	December 31,
(in thousands, except share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$255,121	$166,054
Receivables, net	1,094,594	1,057,222
Inventories	158,199	158,775
Deferred taxes	38,116	33,074
Prepaid expenses and other current assets	23,985	27,892
Total current assets	1,570,015	1,443,017
Property and equipment, net	171,793	181,166
Goodwill, net	1,707,674	1,708,935
Other intangible assets, net	237,929	245,270
Other assets	21,427	21,698
Total assets	$3,708,838	$3,600,086

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,213,001	$1,236,775
Accounts payable	348,359	322,885
Accrued expenses	275,155	231,695
Current maturities of long-term debt	22,056	22,056
Total current liabilities	1,858,571	1,813,411
Long-term debt	356,508	412,057
Other liabilities	186,505	178,304
Total liabilities	2,401,584	2,403,772

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common Stock, 275,000,000 shares authorized, $0.01 par value;
shares issued: 79,716,000 and 79,787,000, respectively;
shares outstanding: 74,179,000 and 73,858,000, respectively	798	798
Additional paid-in capital	465,209	467,353
Unearned compensation under employee compensation plans	(11,817)	(18,177)
Accumulated other comprehensive income	8,023	8,266
Retained earnings	1,228,033	1,142,757
	1,690,246	1,600,997
Common Stock in treasury at cost, 5,537,000 and 5,929,000
shares, respectively	(382,992)	(404,683)
Total stockholders’ equity	1,307,254	1,196,314
Total liabilities and stockholders’ equity	$3,708,838	$3,600,086

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004

Revenues [1]	$3,839,122	$3,627,815
Cost of revenues [1]	3,574,158	3,406,028
Gross profit	264,964	221,787
Selling, general and administrative	126,631	95,244
Operating income	138,333	126,543
Other (expense) income:
Undistributed loss from joint venture	(653)	(1,340)
Interest income	1,600	824
Interest expense	(4,747)	(12,710)
	(3,800)	(13,226)
Income before income taxes	134,533	113,317
Provision for income taxes	49,257	43,354
Net income	$85,276	$69,963

Basic earnings per share:	$1.16	$0.90

Weighted average number of common shares
outstanding during the period - Basic EPS	73,634	77,333

Diluted earnings per share:	$1.14	$0.89

Weighted average number of common shares
outstanding during the period - Diluted EPS	74,631	78,571

1 Excludes estimated retail pharmacy co-payments of $1,483,703 and $1,397,111, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2004	79,787	$798	$467,353	$(18,177)	$8,266	$1,142,757	$(404,683)	$1,196,314
Comprehensive income:
Net income	-	-	-	-	-	85,276	-	85,276
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	(367)	-	-	(367)
Realized and unrealized gains
on derivative financial
instruments, net of taxes	-	-	-	-	124	-	-	124
Comprehensive income	-	-	-	-	(243)	85,276	-	85,033
Treasury stock acquired	-	-	-	-	-	-	(487)	(487)
Changes in stockholders’ equity
related to employee stock plans	(71)	-	(2,144)	6,360	-	-	22,178	26,394
Balance at March 31, 2005	79,716	$798	$465,209	$(11,817)	$8,023	$1,228,033	$(382,992)	$1,307,254

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$85,276	$69,963
Adjustments to reconcile net income to net cash
provided by operating activities, excluding
the effect of the acquisition:
Depreciation and amortization	19,777	15,705
Non-cash adjustments to net income	23,617	21,764
Net changes in operating assets and liabilities	9,480	(9,647)
Net cash provided by operating activities	138,150	97,785

Cash flows from investing activities:
Purchases of property and equipment	(5,938)	(7,739)
Acquisition, net of cash acquired, and investment in joint venture	(14)	(331,810)
Loan repayment from (loan to) PCA	2,188	(1,000)
Other	4	95
Net cash used in investing activities	(3,760)	(340,454)

Cash flows from financing activities:
Proceeds from long-term debt	-	675,000
Repayment of long-term debt	(5,500)	(525,000)
Repayment of revolving credit line, net	(50,000)	-
Treasury stock acquired	-	(9,891)
Deferred financing fees	-	(6,029)
Net proceeds from employee stock plans	10,352	13,541
Net cash (used in) provided by financing activities	(45,148)	147,621

Effect of foreign currency translation adjustment	(175)	(135)

Net increase (decrease) in cash and cash equivalents	89,067	(95,183)
Cash and cash equivalents at beginning of period	166,054	396,040
Cash and cash equivalents at end of period	$255,121	$300,857

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies
Certain of our significant accounting policies are described below. Other financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 3, 2005. For a full description of our accounting policies, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2005, the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2005, and the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

REVENUE RECOGNITION

Revenues from our pharmacy benefit management (“PBM”) segment are earned by dispensing prescriptions from our home delivery pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs (see also “—Rebate Accounting”).

Revenues from dispensing prescriptions from our home delivery pharmacies, which include the co-payment received from members of the health plans we serve, are recorded when prescriptions are shipped. At the time of shipment, our earnings process is complete: the obligation of our customer to pay for the drugs is fixed, and, due to the nature of the product, the member may not return the drugs nor receive a refund.

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. We have no information regarding actual co-payments collected. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $1.5 billion and $1.4 billion for the three months ended March 31, 2005 and 2004, respectively, are excluded from revenues and cost of revenues.

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

REBATE ACCOUNTING
We administer two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of these programs, performed in conjunction with claim processing and home delivery services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $129.5 million and $160.3 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at March 31, 2005 and December 31, 2004, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been defeased. No overdraft or unsecured short-term loan exists in relation to these negative balances.

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

Included in receivables, net, as of March 31, 2005 and December 31, 2004, is an allowance for doubtful accounts of $34.3 million and $31.4 million, respectively.

As of March 31, 2005 and December 31, 2004, unbilled receivables were $669.1 million and $664.5 million, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. Absent events or circumstances indicating an impairment of goodwill, we perform an annual goodwill impairment test during the fourth quarter. During the fourth quarter of 2004 we recorded a reserve against our receivable from Pharmacy Care Alliance (“PCA”) (see Note 3). No other impairments existed as of March 31, 2005 and December 31, 2004.

SELF-INSURANCE RESERVES

We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 7). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances that any losses, in excess of our insurance and any self-insurance reserves, will not be material.

EMPLOYEE STOCK-BASED COMPENSATION

We account for employee stock options in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because we grant options at a price equal to market value at the time of grant. During 1996, FAS 123, “Accounting for Stock-Based Compensation” became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. In December 2004, the Financial Accounting Standards Board (“FASB”) revised FAS 123 (“FAS 123R”), “Share-Based Payment”, which replaces FAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. We will adopt FAS 123R using the modified prospective method beginning January 1, 2006 (see “New Accounting Guidance”).

The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the estimated fair value of options at the grant date for the three months ended March 31, 2005 and 2004 (see also Note 6):

	Three months ended March 31,
(in thousands, except per share data)	2005	2004

Net income, as reported(1)	$85,276	$69,963
Less: Employee stock-based compensation expense
determined using fair-value based method for
stock-based awards, net of tax(2)	(3,181)	(983)
Pro forma net income	$82,095	$68,980

Basic earnings per share
As reported	$1.16	$0.90
Pro forma	1.11	0.89

Diluted earnings per share
As reported	$1.14	$0.89
Pro forma	1.10	0.88

(1)
Net income, as reported, includes stock-based compensation expense for the three months ended March 31, 2005 and 2004 of $3.6 million ($5.7 million pre-tax) and $1.4 million ($2.2 million pre-tax), respectively, related to restricted shares of Common Stock awarded to certain of our officers and employees.

(2)
The increase in pro forma compensation expense is due to the forfeiture of options during the first quarter of 2004 which resulted in a reduction of our pro forma compensation expense of $1.4 million ($2.3 million pre-tax)

NEW ACCOUNTING GUIDANCE

In December 2004, the Financial Accounting Standards Board (“FASB”) revised FAS 123. FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by FAS 123, we currently follow the guidance of APB 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees. FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. FAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. We will adopt FAS 123R using the modified prospective method beginning January 1, 2006. The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see “Employee stock-based compensation”).

Note 2 - Changes in business

On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.4 million, which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and has enhanced our ability to provide comprehensive pharmaceutical management services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $284.9 million and trade names in the amount of $1.3 million, which are not being amortized.

Note 3 - Medicare discount card program

In January 2004, we entered into an agreement to provide PBM services for the Medicare discount program of PCA, a nonstock, not-for-profit entity jointly controlled by the National Association of Chain Drugstores (“NACDS”) and us. Our PBM services include the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of prescription claims.

During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17.0 million to PCA in the form of a revolving line of credit available through December 31, 2005. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee $2.0 million on the revolving line of credit. As of March 31, 2005, we have loaned PCA $14.6 million, and have received $2.9 million in interest and principal payments.

In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program. Through March 31, 2005, enrollment has fallen short of expectations, with approximately 225,000 members enrolled to date. In addition, utilization has been lower than expected. As a result, the outstanding balance of our receivable from PCA is fully reserved.

Note 4 - Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,792,552	$107,014	$1,793,830	$107,031
Non-PBM	22,136	-	22,136	-
	$1,814,688	$107,014	$1,815,966	$107,031

Other intangible assets
PBM
Customer contracts (1)	$294,006	$88,821	$294,063	$85,067
Other (1)	72,710	44,165	72,346	40,408
	366,716	132,986	366,409	125,475
Non-PBM
Customer contracts	4,000	1,542	4,000	1,416
Other	1,880	139	1,880	128
	5,880	1,681	5,880	1,544
Total other intangible assets	$372,596	$134,667	$372,289	$127,019

(1) In the first quarter of 2005 we finalized the allocation of the CuraScript purchase price to tangible and intangible net assets resulting in a $1.1 million decrease in goodwill (See Note 2). Changes in goodwill and accumulated amortization from December 31, 2004 to March 31, 2005 are also a result of changes in foreign currency exchange rates.

The aggregate amount of amortization expense of other intangible assets was $7.5 million and $6.7 million for the three months ended March 31, 2005 and 2004, respectively. The future aggregate amount of amortization expense of other intangible assets is approximately $22.8 million for 2005, $24.2 million for 2006, $20.2 million for 2007, $17.2 million for 2008, and $15.8 million for 2009. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 8 to 20 years for customer contracts and six years for other intangible assets.

Note 5 - Earnings per share

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

	Three Months Ended March 31,
	2005	2004
Weighted average number of common shares
outstanding during the period - Basic EPS	73,634	77,333
Outstanding stock options	908	1,050
Executive deferred compensation plan	16	43
Restricted stock awards	73	145
Weighted average number of common shares
outstanding during the period - Diluted EPS	74,631	78,571

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.”

Note 6 - Stock-based compensation plans

We apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been $82.1 million, or $1.10 per diluted share and $69.0 million, or $0.88 per diluted share, respectively (see also Note 1).

The fair value of options granted (which is amortized over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,	Three Months Ended March 31,
	2005	2004
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	3.48%-4.05%	1.97%-3.24%
Expected volatility of stock	40%	47%
Expected dividend yield	None	None

A summary of the status of our fixed stock option plans as of March 31, 2005 and 2004, and changes during the periods ending on those dates are presented below.

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
(share data in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,585	$43.71	4,016	$35.96
Granted	545	$77.05	430	$73.31
Exercised	(370)	$34.88	(459)	$29.67
Forfeited/Cancelled	(21)	$51.30	(133)	$51.79
Outstanding at end of period	3,739	$49.40	3,854	$40.33

Options exercisable at period end	2,350		2,381
Weighted-average fair value of options granted during the year	$27.34		$28.76

The following table summarizes information about fixed stock options outstanding at March 31, 2005 (share data in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 3/31/05	Weighted- Average Exercise Price
$7.44 - 21.20	333	2.2	$17.16	323	$17.10
25.81 - 36.81	942	4.5	30.01	940	30.01
39.24 - 54.19	1,086	4.0	45.21	869	44.44
59.47 - 75.24	801	5.9	71.12	218	71.39
77.28 - 79.36	577	6.8	77.44	-	-
	3,739	4.8	$49.40	2,350	$37.41

Note 7 - Contingencies

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

While we believe that our services and business practices are in compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these matters at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies. We can give no assurance that such judgments, fines and remedies, and future costs associated with legal matters would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.

Note 8 - Segment reporting

       We report segments on the basis of services offered and have determined that we have two reportable segments: PBM services and non-PBM services. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Our Non-PBM operating segment includes our Specialty Distribution Services and Phoenix Marketing Group service lines.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three months ended March 31, 2005 and 2004:

(in thousands)	PBM	Non-PBM	Total
For the three months ended March 31, 2005
Product revenue:
Network revenues	$2,301,264	$-	$2,301,264
Home delivery revenues	1,440,086	-	1,440,086
Other revenues	-	35,419	35,419
Service revenues	33,827	28,526	62,353
Total revenues	3,775,177	63,945	3,839,122
Depreciation and amortization expense	18,404	1,373	19,777
Operating income	129,974	8,359	138,333
Undistributed loss from joint venture			(653)
Interest income			1,600
Interest expense			(4,747)
Income before income taxes			134,533
Capital expenditures	3,904	2,034	5,938

(in thousands)	PBM	Non-PBM	Total
For the three months ended March 31, 2004
Product revenue:
Network revenues	$2,337,254	$-	$2,337,254
Home delivery revenues	1,213,080	-	1,213,080
Other revenues	-	27,963	27,963
Service revenues	21,963	27,555	49,518
Total revenues	3,572,297	55,518	3,627,815
Depreciation and amortization expense	14,754	951	15,705
Operating income	118,819	7,724	126,543
Undistributed loss from joint venture			(1,340)
Interest income			824
Interest expense			(12,710)
Income before income taxes			113,317
Capital expenditures	4,018	3,721	7,739

As of March 31, 2005
Total assets	$3,557,458	$151,380	$3,708,838
Investment in equity method investees	765	-	765

As of December 31, 2004
Total assets	$3,460,426	$139,660	$3,600,086
Investment in equity method investees	808	-	808

PBM product revenue consists of revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Non-PBM product revenues consist of revenues from certain specialty distribution activities. PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs and informed decision counseling services. Non-PBM service revenue includes revenues from certain specialty distribution services, and sample distribution and accountability services.

Revenues earned by our Canadian PBM totaled $7.6 million and $6.9 million for the three months ended March 31, 2005 and 2004, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $35.8 million and $36.1 million as of March 31, 2005 and December 31, 2004, respectively. All other long-lived assets are domiciled in the United States.

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
•
risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney’s offices in Philadelphia and Boston, and by other regulatory agencies including the Department of Labor, and various state attorneys general

•
risks and uncertainties regarding the implementation and the ultimate terms of the Medicare Part D prescription drug benefit, including financial risks to us if we participate in the program on a risk-bearing basis and risks of client or member losses to other providers under Medicare Part D

•
risks associated with our acquisitions (including our acquisition of CuraScript), which include integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses

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

•	increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments and agencies
•	the possible loss, or adverse modification of the terms, of contracts with pharmacies in our retail pharmacy networks
•	risks associated with the possible loss, or adverse modification of the terms of, contracts with pharmacies in our retail pharmacy network
•	risks associated with the use and protection of the intellectual property we use in our business
•	risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	risks associated with our ability to continue to develop new products, services and delivery channels
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends
•	risks associated with changes in average wholesale prices which could reduce our pricing and margins
•	risks associated with our inability to attract and retain qualified personnel
•	other risks described from time to time in our filings with the SEC

See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” of our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

As one of the largest full-service pharmacy benefit management (“PBM”) companies, we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our integrated PBM services include network claims processing, home delivery services, specialty home delivery claim fulfillment, benefit design consultation, drug utilization review, formulary management, disease management, and drug data analysis services. We also provide non-PBM services, through our Pharma Business Solutions unit, which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure.

We report two segments, PBM and non-PBM. We derive revenues primarily from the sale of PBM services in the United States and Canada. Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated through both our PBM and non-PBM segments represented 98.4% of revenues for the three months ended March 31, 2005 as compared to 98.6% for the same period of 2004.

On January 30, 2004, we acquired the outstanding capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for approximately $333.4 million which includes a purchase price adjustment for closing working capital and transaction costs. Consequently, our PBM operating results include those of CuraScript from January 30, 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. Certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” and with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 3, 2005.

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

Historically, adjustments to our original estimates have been relatively immaterial.

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

SELF-INSURANCE RESERVES

ACCOUNTING POLICY
We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with Financial Accounting Standard (“FAS”) No. 5, “Accounting for Contingencies.” Under FAS 5, if the range of possible loss is broad, the liability accrual should be based on the lower end of the range.

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

REVENUE RECOGNITION

We consider the following information about revenue recognition policies important for an understanding of our results of operations:

•
Revenues from dispensing prescriptions from our home delivery pharmacies are recorded when prescriptions are shipped. These revenues include the co-payment received from members of the health plans we serve.

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

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended March 31,
(in thousands)	2005	Increase/ (Decrease)	2004
Product revenues
Network revenues	$2,301,264	(1.5)%	$2,337,254
Home delivery revenues	1,440,086	18.7%	1,213,080
Service revenues	33,827	54.0%	21,963
Total PBM revenues	3,775,177	5.7%	3,572,297
Cost of PBM revenues	3,521,969	4.8%	3,361,503
PBM gross profit	253,208	20.1%	210,794
PBM SG&A expenses	123,234	34.0%	91,975
PBM operating income	$129,974	9.4%	$118,819

Network claims increased by 17.6 million, or 18.9%, in the first quarter of 2005 over the same period of 2004. This increase in network claims is primarily due to the implementation of our contract with the DoD TRICARE Retail Pharmacy (“TRICARE”) program in June 2004. Note that revenues for the TRICARE program are included in service revenue (see discussion below).

The $36.0 million, or 1.5%, decrease in network pharmacy revenues for the first quarter of 2005 as compared to the first quarter of 2004 is attributable to the following factors:
•
Network pharmacy revenues decreased $131.0 million in the first quarter of 2005 as compared to the first quarter of 2004 as a result of a higher mix of generic claims and a 2.0% increase in the average co-payment per retail pharmacy claim. Generic claims made up 54.6% of total network claims for the first quarter of 2005 as compared to 50.4% of total network claims for the same period of 2004. As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

•	These factors were partially offset by an increase in pharmacy claims, resulting in a $95.1 million increase in overall network pharmacy revenues.

The $227.0 million, or 18.7%, increase in home delivery pharmacy revenues for the first quarter of 2005 over the same period of 2004 is attributable to the following factors:
•
Our CuraScript subsidiary is responsible for a $153.4 million increase in home delivery revenue for the first quarter of 2005 over the same period of 2004. This increase is partially due to an additional month of claims and revenues in 2005, as well as the growth of CuraScript.

•
Excluding CuraScript, we processed an additional 0.6 million claims in the first quarter of 2005 over the same period in 2004. The increase in home delivery claim volume resulted in a $79.2 million increase in home delivery revenues. The increase in home delivery volume is primarily due to the increased usage of our home delivery pharmacies by members of existing clients.

•
Excluding CuraScript, a decrease in the average home delivery revenue per claim reduced revenues by $5.6 million in the first quarter of 2005 over the same period in 2004. The decrease in average home delivery revenue per claim is primarily due to a higher mix of generic claims. Our generic fill rate increased to 43.2% in the first quarter of 2005 as compared to 39.2% for the first quarter of 2004. Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications (e.g. therapies for diabetes, high cholesterol, etc.) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. The $11.9 million, or 54.0%, increase in PBM service revenues in the first quarter of 2005 as compared to the first quarter of 2004 is primarily due to the implementation of the TRICARE contract in June 2004, which was partially offset by a payment of $5.5 million received in the first quarter of 2004 in connection with the early termination by a client in 2001.

PBM cost of revenues increased $160.5 million, or 4.8%, in the first quarter of 2005 as compared to the same period in 2004 as a result of the following:
•
CuraScript’s specialty home delivery pharmacy is responsible for $143.2 million of the increase in cost of revenues in the first quarter of 2005 as compared to the first quarter of 2004. This increase is partially due to an additional month of claims and revenues in 2005, as well as the growth of CuraScript.

•
Excluding CuraScript, increases in network and home delivery claims volume (on an unadjusted basis), resulted in higher PBM cost of revenues of $142.3 in the first quarter of 2005 as compared to the first quarter of 2004.

•
Excluding CuraScript, PBM cost of revenues decreased $125.1 million in the first quarter of 2005 over the same period of 2004 due to lower drug price ingredient costs, primarily as a result of a higher mix of generic claims.

We expect our PBM cost of revenues will increase slightly due to the opening of the new Pueblo, Colorado Patient Care Contact Center during the second half of 2005 (see “—Liquidity and Capital Resources”). These opening costs should be offset by our continued effort to streamline our home delivery operations.

Our PBM gross profit increased $42.4 million, or 20.1%, in the first quarter of 2005 over the same period of 2004. Increases in gross profit resulted from the growth in home delivery and retail prescriptions and higher generic utilization, as well as the growth of CuraScript, which was acquired January 30, 2004. These increases were partially offset by the $5.5 million termination payment received in the first quarter of 2004 as mentioned above, and by margin pressures arising from the current competitive environment.

Selling, general and administrative expenses (“SG&A”) increased $31.3 million, or 34.0%, in the first quarter of 2005 over the same period of 2004. This is primarily due to the following factors:
•
Increased spending of $20.2 million on costs to improve the operation and the administrative functions supporting the management of the pharmacy benefit, a portion of which relates to increased management incentive compensation

•	Increased professional fees of $5.6 million, partially due to increased spending on legal matters, as well as higher costs of compliance with the Sarbanes-Oxley Act.
•	The acquisition of CuraScript in January 2004 resulted in an increase of SG&A expenses in the amount of $3.3 million.

We expect SG&A costs to increase beginning in the second quarter due to spending on our Medicare Part D Program. Total Medicare Part D expenditures for 2005 are estimated to range from $12.0 to $18.0 million, the majority of which will be incurred in the second half of the year.

PBM operating income increased $11.2 million, or 9.4%, in the first quarter of 2005 over the same period of 2004.

NON-PBM OPERATING INCOME

	Three Months Ended March 31,
(in thousands)	2005	Increase	2004
Product revenues	$35,419	26.7%	$27,963
Service revenues	28,526	3.5%	27,555
Total non-PBM revenues	63,945	15.2%	55,518
Non-PBM cost of revenues	52,189	17.2%	44,525
Non-PBM gross profit	11,756	6.9%	10,993
Non-PBM SG&A expense	3,397	3.9%	3,269
Non-PBM operating income	$8,359	8.2%	$7,724

Non-PBM product revenues increased $7.5 million, or 26.7%, in the first quarter of 2005 over the same period of 2004, mainly due to a higher mix of specialty distribution volumes in which we include ingredient cost of pharmaceuticals dispensed in our revenues. Non-PBM service revenues increased $1.0 million, or 3.5%, in the first quarter of 2005 over the same period of 2004. The increase reflects new eligibility and service programs initiated during the first quarter of 2005.

Non-PBM cost of revenues increased $7.7 million, or 17.2%, in the first quarter of 2005 over the same period of 2004, mainly due to the additional volume in programs where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our Non-PBM revenues and cost of revenues (as discussed above). Gross profit increased $0.8 million, or 6.9%, in the first quarter of 2005 as compared to the first quarter of 2004.
Non-PBM SG&A increased $0.1 million, or 3.9%, in the first quarter of 2005 over the first quarter of 2004. Non-PBM operating income increased $0.6 million, or 8.2%, in the first quarter of 2005 over the first quarter of 2004.

OTHER (EXPENSE) INCOME

In February 2001, we entered into an agreement with AdvancePCS (now owned by CareMark, Inc.) and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years, with approximately $18.0 million invested through March 31, 2005. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the first quarter of 2005 was $0.7 million ($0.4 million, net of tax) compared to $1.3 million ($0.8 million, net of tax) for the same period of 2004.

The $8.7 million, or 73.5% decrease in net interest expense in the first quarter of 2005 as compared to the same period in 2004 resulting from the refinancing of our entire credit facility during the first quarter of 2004 (see “—Bank Credit Facility”).

PROVISION FOR INCOME TAXES

Our effective tax rate decreased to 36.6% for the first quarter of 2005 as compared to 38.3% for the same period of 2004. This decrease reflects a net tax benefit of $2.3 million resulting from the recognition of the expected state tax benefit associated with certain subsidiary losses generated in 2004. The effective tax rate for the remainder of 2005 will be closer to our 2004 effective rate, and the rate for the full year 2005 will be approximately 37.9%.
NET INCOME AND EARNINGS PER SHARE

Net income increased $15.3 million, or 21.9%, for the first quarter of 2005 over the same period of 2004. Basic and diluted earnings per share increased 28.9% and 28.1%, respectively for the first quarter of 2005 over the same period of 2004.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the three months ended March 31, 2005, net cash provided by operations increased $40.4 million to $138.2 million from $97.8 million during the three months ended March 31, 2004. This increase reflects a $19.1 million increase from net changes in our working capital components, increased earnings of $15.3 million, a $4.1 million increase in depreciation and amortization, and a $1.9 million increase in non-cash adjustments to net income. The increase in working capital components includes a $13.2 million increase resulting from the timing of payments on liabilities, an increase of $6.9 million from changes in other assets, and a $2.7 million increase from improved inventory management. These increases were partially offset by a $3.7 million use of cash due to a higher accounts receivable balance. The increase in non-cash adjustments relates to higher tax benefits from the exercise of employee stock options during the first quarter of 2005 and a $2.3 million increase in bad debt expense, offset by a decrease of $2.7 million in deferred taxes.

Our capital expenditures for the three months ended March 31, 2005 decreased $1.8 million, or 23.3%, as compared to the same period of 2004. We intend to continue to invest in technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

We have begun development of a new Patient Care Contact Center in Pueblo, Colorado which will be completed during the fourth quarter of 2005. Total 2005 expenditures for the project, the majority of which will be incurred in the second half the year, are expected to range from $11.0 million to $13.0 million, of which approximately $5.0 million to $7.0 million will be expensed and approximately $6.0 million will be capitalized. We expect that a portion of these expenditures will be reimbursed by the city of Pueblo and the state of Colorado, and that such reimbursements will reduce the amount capitalized for this project.

CHANGES IN BUSINESS

On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.4 million, which includes a purchase price adjustment for closing working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and has enhanced our ability to provide comprehensive pharmaceutical management services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been to goodwill in the amount of $284.9 million and trade names in the amount of $1.3 million, which are not being amortized. Our PBM operating results include those of CuraScript from January 30, 2004, the date of acquisition.

Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In addition, we evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of other intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed at March 31, 2005 or December 31, 2004.

We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2005 or thereafter.

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

During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17.0 million to PCA in the form of a revolving line of credit available through December 31, 2005. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee $2.0 million on the revolving line of credit. As of March 31, 2005, we have loaned PCA $14.6 million, and have received $2.9 million in interest and principal payments.

In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program. Through March 31, 2005, enrollment has fallen short of expectations, with approximately 225,000 members enrolled to date. In addition, utilization has been lower than expected. As a result, the outstanding balance of our receivable from PCA is fully reserved.

BANK CREDIT FACILITY

On February 13, 2004, we refinanced our entire credit facility, negotiating an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. At March 31, 2005, our credit facility consisted of $180.0 million of Term A loans, $198.0 million of Term B loans and a $400.0 million revolving credit facility (of which no debt was outstanding at March 31, 2005). During the first quarter of 2005, we made scheduled payments on our Term A and Term B loans totaling $5.0 million and $0.5 million, respectively, and we made net payments of $50.0 million under our revolving credit facility.

Our credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. Under our new credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($400.0 million at March 31, 2005). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. The commitment fee is currently 0.25% per annum.

At March 31, 2005, the weighted average interest rate on the new facility was 4.03%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At March 31, 2005, we are in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS

The following table sets forth our schedule of maturities of our long-term debt and future minimum lease payments due under noncancellable operating leases as of March 31, 2005 (in thousands):

	Payments Due by Period as of March 31,
Contractual obligations	Total	2005	2006 - 2007	2008 - 2009	After 2009

Long-term debt	$378,564	$16,556	$69,112	$245,112	$47,784
Future minimum lease payments (1)	104,886	18,411	40,729	20,632	25,114

Total contractual cash obligations	$483,450	$34,967	$109,841	$265,744	$72,898

(1) In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia. At March 31, 2005, our lease obligation is $13.5 million. In accordance with FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

OTHER MATTERS

In December 2004, the Financial Accounting Standards Board (“FASB”) revised FAS 123, “Share-Based Payment” (“FAS 123R”), which replaced FAS 123, “Accounting for Stock-Based Compensation”, and superseded Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by FAS 123, we currently follow the guidance of APB 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees. FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. FAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. We will adopt FAS 123R using the modified prospective method beginning January 31, 2006. The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see note 6 to our unaudited consolidated financial statements).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At March 31, 2005, we had $378.0 million of obligations which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $3.8 million pre-tax, presuming that obligations subject to variable interest rates remained constant.

Item 4.     Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and President and the Senior Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.

During the fiscal quarter ended March 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We and/or the Company’s subsidiary, NPA, are defendants in several lawsuits that purport to be class actions, which were described in our Annual Report on Form 10-K for the year ended December 31, 2004. Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. Because these cases all are in their early stages and none of the cases has yet been certified by the court as a class action, we are unable to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations. The following developments have occurred since the Annual Report:

• City of Paterson, et al. v. Benecard Prescription Services, et. al. (Cause No. L-005908-02, Superior Court of New Jersey, Law Division, Camden County). On or about September 13, 2002, plaintiffs filed this action against Benecard Prescription Services (“Benecard”) and our subsidiary, NPA, alleging violations of the New Jersey Consumer Protection Act. ESI and NPA’s motions for partial summary judgment on the class action allegations were granted, the court ruling that class action treatment of the plaintiffs’ claim was improper. Subsequently, the City of Paterson reached a confidential settlement with co-defendant Benecard, pursuant to which the City has dismissed its claims against ESI and NPA. Neither NPA nor ESI contributed to the settlement or paid any consideration for the dismissal. The individual claims of the Township of Hamilton remain pending.

• American Federation of State, County & Municipal Employees (AFSCME) v. AdvancePCS, et al. (Cause No. BC292227, Superior Court of the State of California for the County of Los Angeles). A stipulated dismissal has been signed by the parties and an order of dismissal with prejudice has been entered by the court. Plaintiffs retain the right to appeal.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended March 31, 2005 (share data in thousands):

Period	Shares purchased	Average price per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

1/1/2005 - 1/31/2005	-	$-	-	1,058
2/1/2005 - 2/29/2005	-	-	-	6,058
3/1/2005 - 3/31/2005	6	85.39	-	6,052
2005 Total	6	$85.39	-

    We have a stock repurchase program, announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 10.0 million shares. Subsequently, our Board of Directors authorized a 9.0 million share increase to the existing 10.0 million share repurchase program. There is no limit on the duration of the program. Approximately 12.9 million of the 19.0 million total shares have been repurchased through March 31, 2005. Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

Item 5.  Other Information

(a)    On March 1, 2005, the Compensation and Development Committee (the “Compensation Committee”) of our Board of Directors authorized the payment of annual incentive bonus awards with respect to the year ended December 31, 2004, to each of our executive officers, including our Named Executive Officers (which officers were determined by reference to our Notice and Proxy Statement, dated April 22, 2005). In addition, in December 2004, the Committee established annual financial goals with respect to the year ending December 31, 2005 for each of our executive officers, including such Named Executive Officers.

Each executive officer has a base bonus target which is stated as a percentage of the executive officer’s base salary. For each of the Named Executive Officers, these base bonus target percentages are determined pursuant to his employment agreement. For any bonus amount to be paid, we must meet an annual financial goal which is based on budgeted EBITDA (earnings before interest, taxes, depreciation and amortization) and earnings per share. If the corporate financial targets are not met, then the corporate bonus pool is reduced to the extent necessary to enable us to meet such targets.

If the annual financial goal is achieved, then actual bonus awards for executive officers are determined based on the executive officers’ respective bonus targets and an evaluation by the Compensation Committee (and in the case of senior executives also by the Chief Executive Officer) of the extent to which work plan goals were achieved. In addition, if we meet certain “stretch” financial and work plan targets, bonus payouts may be increased by as much as 100%. The Compensation Committee reviews and approves the annual financial targets and the stretch work plan goals.

In 2004, because certain financial goals were not achieved, the bonus pool was reduced and the actual aggregate bonuses paid to current executive officers represented approximately 60% of the total bonus targets for these executive officers.

The annual bonuses for the Named Executive Officers for the year ended December 31, 2004 were as follows:

Barrett A. Toan	$375,000
George Paz	$270,000
David A. Lowenberg	$189,000
Thomas M. Boudreau	$135,000
Edward Tenholder	$89,100
The target bonus awards for the Named Executive Officers for the year ending December 31, 2005 (expressed as a percentage of base salary) are as follows:

	Base Salary	Target Bonus Award (1)

Barrett A. Toan	N/A(2)	N/A(2)
George Paz	$650,000	100%
David A. Lowenberg	$450,000	70%
Thomas M. Boudreau	$350,000	64%
Edward Tenholder	$300,000	55%

(1)   As noted above, if we meet certain “stretch” financial and work plan targets, bonus targets may be increased by as much as 100%.

(2)   Mr. Toan retired on March 31, 2005.

On March 1, 2005, the Compensation Committee also approved increases in Mr. Lowenberg’s base salary from $450,000 to $463,500, and in Mr. Boudreau’s base salary from $350,000 to $360,500. These increases will become effective on July 1, 2005.

Item 6.     Exhibits

(a)     See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC (Registrant)
Date: April 26, 2005	By: /s/ George Paz George Paz, President and Chief Executive Officer
Date: April 26, 2005	By: /s/ Edward Stiften Edward Stiften, Sr. Vice President and Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. - Commission File Number 0-20199)
Exhibit Number	Exhibit
2.1[1]
Stock Purchase Agreement, dated December 19, 2003, by and among the Company, CPS Holdings, LLC, CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed December 24, 2003.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.
3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.2 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2000.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the “Registration Statement”).
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

4.5	Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company.
10.1
Consulting Agreement, dated as of March 24, 2005, and effective as of March 31, 2005, between the Company and Barrett A. Toan, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2005.

10.2
Executive Employment Agreement, dated as of April 11, 2005, and effective as of April 1, 2005, between the Company and George Paz, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2005.

10.3[2]	Description of Compensation Payable to Non-Employee Directors.
31.1[2]	Certification by George Paz, as President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by George Paz, as President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.