Form 10-Q
period 2005-06-30
EXPRESS SCRIPTS INC
filed 2005-07-28
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)

13900 Riverport Dr., Maryland Heights, Missouri (Address of principal executive offices)	63043 (Zip Code)

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
Yes X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X   No ___

Common stock outstanding as of June 30, 2005:	148,629,000	Shares

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

Item 6.     Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	June 30,	December 31,
(in thousands, except share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$417,253	$166,054
Receivables, net	1,079,744	1,057,222
Inventories	147,680	158,775
Deferred taxes	41,678	33,074
Prepaid expenses and other current assets	22,594	27,892
Total current assets	1,708,949	1,443,017
Property and equipment, net	168,690	181,166
Goodwill, net	1,707,382	1,708,935
Other intangible assets, net	230,163	245,270
Other assets	23,580	21,698
Total assets	$3,838,764	$3,600,086
Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,244,386	$1,236,775
Accounts payable	353,280	322,885
Accrued expenses	266,755	231,695
Current maturities of long-term debt	22,056	22,056
Total current liabilities	1,886,477	1,813,411
Long-term debt	350,951	412,057
Other liabilities	184,533	178,304
Total liabilities	2,421,961	2,403,772

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common Stock, 275,000,000 shares authorized, $0.01 par value;
shares issued: 159,446,000 and 79,787,000, respectively;
shares outstanding: 148,629,000 and 73,858,000, respectively	1,595	798
Additional paid-in capital	462,851	467,353
Unearned compensation under employee compensation plans	(9,750)	(18,177)
Accumulated other comprehensive income	7,478	8,266
Retained earnings	1,330,033	1,142,757
	1,792,207	1,600,997
Common Stock in treasury at cost, 10,817,000 and 5,929,000
shares, respectively	(375,404)	(404,683)
Total stockholders’ equity	1,416,803	1,196,314
Total liabilities and stockholders’ equity	$3,838,764	$3,600,086

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Revenues [1]	$3,944,254	$3,779,505	$7,783,376	$7,407,320
Cost of revenues [1]	3,667,507	3,555,983	7,241,665	6,962,011
Gross profit	276,747	223,522	541,711	445,309
Selling, general and administrative	128,353	96,723	254,984	191,967
Operating income	148,394	126,799	286,727	253,342
Other (expense) income:
Undistributed loss from joint venture	(642)	(1,460)	(1,295)	(2,800)
Interest income	2,452	801	4,052	1,625
Interest expense	(4,683)	(20,160)	(9,430)	(32,870)
	(2,873)	(20,819)	(6,673)	(34,045)
Income before income taxes	145,521	105,980	280,054	219,297
Provision for income taxes	43,521	40,560	92,778	83,914
Net income	$102,000	$65,420	$187,276	$135,383

Basic earnings per share:	$0.69	$0.42	$1.27	$0.88

Weighted average number of common shares
Outstanding during the period - Basic EPS	148,285	154,508	147,779	154,586

Diluted earnings per share:	$0.68	$0.42	$1.25	$0.86

Weighted average number of common shares
Outstanding during the period - Diluted EPS	150,532	157,104	149,971	157,058

1 Excludes estimated retail pharmacy co-payments of $1,460,177 and $1,387,488 for the three months ended June 30, 2005 and 2004, respectively, and $2,943,880 and $2,784,599 for the six months ended June 30, 2005 and 2004, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2004	79,787	$798	$467,353	$(18,177)	$8,266	$1,142,757	$(404,683)	$1,196,314
Comprehensive income:
Net income	-	-	-	-	-	187,276	-	187,276
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	(1,052)	-	-	(1,052)
Realized and unrealized gains
on derivative financial
instruments, net of taxes	-	-	-	-	264	-	-	264
Comprehensive income	-	-	-	-	(788)	187,276	-	186,488
Stock split in form of stock dividend	79,724	797	(797)	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(487)	(487)
Changes in stockholders’ equity related
to employee stock plans	(65)	-	(3,705)	8,427	-	-	29,766	34,488
Balance at June 30, 2005	159,446	$1,595	$462,851	$(9,750)	$7,478	$1,330,033	$(375,404)	$1,416,803

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows
	Six Months Ended
	June 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$187,276	$135,383
Adjustments to reconcile net income to net cash
provided by operating activities, excluding
the effect of the acquisition:
Depreciation and amortization	39,303	32,825
Non-cash adjustments to net income	31,705	43,512
Net changes in operating assets and liabilities	58,120	(58,409)
Net cash provided by operating activities	316,404	153,311

Cash flows from investing activities:
Purchases of property and equipment	(17,932)	(17,354)
Acquisition, net of cash acquired, and investment in joint venture	(387)	(331,058)
Loan repayment from (loan to) PCA	2,188	(11,300)
Other	(296)	96
Net cash used in investing activities	(16,427)	(359,616)

Cash flows from financing activities:
Proceeds from long-term debt	-	675,000
Repayment of long-term debt	(11,056)	(734,955)
(Repayments of) Proceeds from revolving credit line, net	(50,000)	25,000
Treasury stock acquired	-	(52,146)
Deferred financing fees	-	(6,032)
Net proceeds from employee stock plans	12,607	21,515
Net cash used in financing activities	(48,449)	(71,618)

Effect of foreign currency translation adjustment	(329)	(404)

Net increase (decrease) in cash and cash equivalents	251,199	(278,327)
Cash and cash equivalents at beginning of period	166,054	396,040
Cash and cash equivalents at end of period	$417,253	$117,713
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

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2005, the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2005, and the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. We have no information regarding actual co-payments collected. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $1.5 billion and $1.4 billion for the three months ended June 30, 2005 and 2004, respectively, and $2.9 billion and $2.8 billion for the six months ended June 30, 2005 and 2004, respectively, are excluded from revenues and cost of revenues.

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

With respect to rebates that are not based on market share performance, no estimation is required for the manufacturer billing amounts which are determinable when the drug is dispensed. We pay all or a contractually agreed upon portion of such rebates to our clients.  The portion of rebates payable to clients is estimated based on historical and/or anticipated sharing percentages.  These estimates are adjusted to actual when amounts are paid to clients.

COST OF REVENUES

Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “—Revenue Recognition” and “—Rebate Accounting”).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $142.8 million and $160.3 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at June 30, 2005 and December 31, 2004, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been defeased. No overdraft or unsecured short-term loan exists in relation to these negative balances.

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

Included in receivables, net, as of June 30, 2005 and December 31, 2004, is an allowance for doubtful accounts of $37.8 million and $31.4 million, respectively. This increase is due to an increase in the allowance for receivables from our clients’ members.

As of June 30, 2005 and December 31, 2004, unbilled receivables were $684.3 million and $664.5 million, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. Absent events or circumstances indicating an impairment of goodwill, we perform an annual goodwill impairment test during the fourth quarter. No impairments existed as of June 30, 2005 and December 31, 2004.

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

EMPLOYEE STOCK-BASED COMPENSATION

We account for employee stock options in accordance with Accounting Principles Board (“APB”) No.  25, “Accounting for Stock Issued to Employees.” Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because we grant options at a price equal to market value at the time of grant. During 1996, Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation”, became effective for us. FAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, FAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25. In December 2004, the Financial Accounting Standards Board (“FASB”) revised FAS 123 (“FAS 123R”), “Share-Based Payment”, which replaces FAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. We will adopt FAS 123R using the modified prospective method beginning January 1, 2006 (see “New Accounting Guidance”).

The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the estimated fair value of options at the grant date for the three and six months ended June 30, 2005 and 2004 (see also Note 7):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported(1)	$102,000	$65,420	$187,276	$135,383
Less: Employee stock-based compensation expense determined using fair-value based method for
stock-based awards, net of tax(2)	(2,634)	(369)	(5,815)	(1,352)
Pro forma net income	$99,366	$65,051	$181,461	$134,031
Basic earnings per share
As reported	$0.69	$0.43	$1.27	$0.88
Pro forma	0.67	0.42	1.23	0.87
Diluted earnings per share
As reported	$0.68	$0.42	$1.25	$0.86
Pro forma	0.66	0.42	1.21	0.86

(1)  Net income, as reported, includes stock-based compensation expense for the three months ended June 30, 2005 and 2004 of $994 ($1,591 pre-tax) and $1,352 ($2,190 pre-tax), respectively, and for the six months ended June 30, 2005 and 2004 of $4,589 ($7,262 pre-tax) and $2,738 ($4,434 pre-tax), respectively, related to restricted shares of Common Stock awarded to certain of our officers and employees.

(2) The increase in pro forma compensation expense is due to the forfeiture of options during the year which resulted in expense reductions of $876 and $3,190 during the three and six months ended June 30, 2004, respectively.

NEW ACCOUNTING GUIDANCE

In June 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections”, which superceded APB No. 20, “Accounting Changes”. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the implementation of FAS 154 to have an impact on our consolidated results of operations.

In December 2004, the FASB revised FAS 123. FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by FAS 123, we currently follow the guidance of APB 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees. FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. FAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. We will adopt FAS 123R using the modified prospective method beginning January 1, 2006. The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see “Employee stock-based compensation”).

Note 2 - Changes in business

On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.4 million, which includes a purchase price adjustment for working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and has enhanced our ability to provide comprehensive pharmaceutical management services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively, and trade names in the amount of $1.3 million, which are not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $284.9 million, which is not being amortized.

Note 3 - Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,792,231	$106,985	$1,793,830	$107,031
Non-PBM	22,136	-	22,136	-
	$1,814,367	$106,985	$1,815,966	$107,031

Other intangible assets
PBM (1)
Customer contracts (1)	$293,909	$92,565	$294,063	$85,067
Other (1)	72,623	47,867	72,346	40,408
	366,532	140,432	366,409	125,475
Non-PBM
Customer contracts	4,000	1,667	4,000	1,416
Other	1,880	150	1,880	128
	5,880	1,817	5,880	1,544
Total other intangible assets	$372,412	$142,249	$372,289	$127,019

(1) In the first quarter of 2005 we finalized the allocation of the CuraScript purchase price to tangible and intangible net assets resulting in a $1.1 million decrease in goodwill (See Note 2). Changes in goodwill and accumulated amortization from December 31, 2004 to June 30, 2005 are also a result of changes in foreign currency exchange rates.

The aggregate amount of amortization expense of other intangible assets was $7.4 million and $7.0 million for the three months ended June 30, 2005 and 2004, respectively, and $14.9 million and $13.7 million for the six months ended June 30, 2005 and 2004, respectively. The future aggregate amount of amortization expense of other intangible assets is approximately $15.0 million for 2005, $25.5 million for 2006, $21.6 million for 2007, $17.2 million for 2008, and $15.8 million for 2009. The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and six years for other intangible assets.

Note 4 - Income Taxes

Our effective tax rate decreased to 29.9% and 33.1% for the three and six months ended June 30, 2005, as compared to 38.3% for the same periods of 2004.  The decrease in effective tax rate for the three months ended June 30, 2005 reflects a net tax benefit of $11.9 million, of which $11.0 million is non-recurring, relating to a change in the apportionment of our income for state income tax purposes.  The decrease in the effective tax rate for the six months ended June 30, 2005 reflects a net tax benefit of $14.2 million, of which $12.5 million is non-recurring.  The decrease in the effective tax rate for the six months ended June 30, 2005 reflects both the $11.9 million net tax benefit relating to a change in the apportionment of our income for state income tax purposes and a $2.3 million net tax benefit resulting from the recognition of the expected state tax benefit associated with certain subsidiary losses generated in 2004.  Excluding the $12.5 million non-recurring net tax benefit, the effective tax rate for the six months ended June 30, 2005 would have been 37.6%.

Note 5 - Common Stock

On May 24, 2005, we announced a two-for-one stock split for stockholders of record on June 10, 2005, effective June 24, 2005. The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.

Note 6 - Earnings per share (reflecting the two-for-one stock split effective June 24, 2005)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Weighted average number of common shares
outstanding during the period - Basic EPS	148,285	154,508	147,779	154,586
Outstanding stock options	2,032	2,170	1,989	2,064
Executive deferred compensation plan	39	92	37	90
Restricted stock awards	176	334	166	318
Weighted average number of common shares
outstanding during the period - Diluted EPS	150,532	157,104	149,971	157,058

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Note 7- Stock-based compensation plans

We apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share for the three months ended June 30, 2005 and 2004 would have been $99.4 million, or $0.66 per diluted share and $65.1 million, or $0.42 per diluted shares, respectively, and our net income and earnings per share for the six months ended June 30, 2005 and 2004 would have been $181.5 million or $1.21 per diluted share and $134.0 million or $0.86 per diluted share, respectively (see also Note 1).

The fair value of options granted (which is amortized over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	3.68% - 4.09%	1.97%-3.85%	3.48% - 4.09%	1.97%-3.85%
Expected volatility of stock	38%	46%-47%	38% - 40%	46%-47%
Expected dividend yield	None	None	None	None

A summary of the status of our fixed stock option plans as of June 30, 2005 and 2004, and changes during the periods ending on those dates are presented below.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(share data in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	7,170	$21.86	8,032	$17.98
Granted	1,647	$40.68	936	$36.85
Exercised	(1,054)	$18.87	(1,270)	$16.10
Forfeited/Cancelled	(67)	$28.60	(388)	$25.39
Outstanding at end of period	7,696	$26.24	7,310	$20.33
Options exercisable at period end	4,626		4,554
Weighted-average fair value of options granted during the year	$14.53		$14.48

The following table summarizes information about fixed stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 6/30/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 6/30/05	Weighted- Average Exercise Price
$3.72 - 13.78	1,483	3.1	$11.32	1,482	$11.32
14.11 - 19.62	1,629	4.1	17.73	1,626	17.73
20.10 - 27.10	1,368	3.9	24.00	993	24.00
29.74 - 37.62	1,572	5.7	35.55	489	35.63
38.64 - 47.37	1,644	6.6	41.07	36	39.21
$3.71 - 47.37	7,696	4.7	$26.24	4,626	$19.08

Note 8 - Contingencies

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

While we believe that our services and business practices are in compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these matters at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies. We can give no assurance that such judgments, fines and remedies, and future costs associated with legal matters, would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.

Note 9 - Segment reporting

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

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three and six months ended June 30, 2005 and 2004:

(in thousands)	PBM	Non-PBM	Total
Three months ended June 30, 2005
Product revenues
Network revenues	$2,323,085	$-	$2,323,085
Home delivery revenues	1,513,073	-	1,513,073
Other revenues	-	41,744	41,744
Service revenues	38,352	28,000	66,352
Total revenues	3,874,510	69,744	3,944,254
Depreciation and amortization expense	18,094	1,432	19,526
Operating income	139,621	8,773	148,394
Undistributed loss from joint venture			(642)
Interest income			2,452
Interest expense			(4,683)
Income before income taxes			145,521
Capital expenditures	11,331	663	11,994

Three months ended June 30, 2004
Product revenue:
Network revenues	$2,365,476	-	$2,365,476
Home delivery revenues	1,337,237	-	1,337,237
Other revenues	-	31,151	31,151
Service revenues	19,022	26,619	45,641
Total revenues	3,721,735	57,770	3,779,505
Depreciation and amortization expense	16,030	1,090	17,120
Operating income	117,281	9,518	126,799
Undistributed loss from joint venture			(1,460)
Interest income			801
Interest expense			(20,160)
Income before income taxes			105,980
Capital expenditures	8,560	1,055	9,615

Six months ended June 30, 2005
Product revenues
Network revenues	$4,624,349	-	$4,624,349
Home delivery revenues	2,953,159	-	2,953,159
Other revenues	-	77,163	77,163
Service revenues	72,179	56,526	128,705
Total revenues	7,649,687	133,689	7,783,376
Depreciation and amortization expense	36,498	2,805	39,303
Operating income	270,619	16,108	286,727
Undistributed loss from joint venture			(1,295)
Interest income			4,052
Interest expense			(9,430)
Income before income taxes			280,054
Capital expenditures	15,235	2,697	17,932

(in thousands)	PBM	Non-PBM	Total
Six months ended June 30, 2004
Product revenue:
Network revenues	$4,702,729	-	$4,702,729
Home delivery revenues	2,550,317	-	2,550,317
Other revenues	-	51,113	51,113
Service revenues	40,986	62,175	103,161
Total revenues	7,294,032	113,288	7,407,320
Depreciation and amortization expense	30,784	2,041	32,825
Operating income	236,100	17,242	253,342
Undistributed loss from joint venture			(2,800)
Interest income			1,625
Interest expense			(32,870)
Income before income taxes			219,297
Capital expenditures	12,578	4,776	17,354

As of June 30, 2005
Total assets	$3,678,628	$160,136	$3,838,764
Investment in equity method investees	733	-	733

As of December 31, 2004
Total assets	$3,460,426	$139,660	$3,600,086
Investment in equity method investees	808	-	808

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

Revenues earned by our Canadian PBM totaled $7.4 million and $6.1 million for the three months ended June 30, 2005 and 2004, respectively, and $15.0 million and $13.0 million for the six months ended June 30, 2005 and 2004, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $35.6 million and $36.1 million as of June 30, 2005 and December 31, 2004, respectively. All other long-lived assets are domiciled in the United States.

Note 10 - Subsequent Events

On July 21, 2005, we announced the signing of a definitive agreement to acquire Priority Healthcare Corporation (“Priority”) in a cash transaction for $28 per share, or approximately $1.3 billion. Priority, headquartered near Orlando, Fla., is among the nation’s largest specialty pharmacy and distributor companies. This transaction is expected to close in the fourth quarter of 2005, subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, with customary closing conditions. This acquisition is expected to enhance our specialty pharmacy business. Under the terms of the agreement, each Priority share will be exchanged for $28 in cash. We expect to finance the acquisition with cash on hand and bank debt, via a new credit facility which will replace our existing credit facility (see “—Bank Credit Facility”). As a result of this refinancing, we expect to write-off approximately $3.5 million of deferred financing fees relating to our existing credit facility at the time the transaction is closed, which is expected to be late in the third quarter or during the fourth quarter of 2005.

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

Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

•
risks in closing the proposed merger with Priority Healthcare, and other risks associated with our acquisitions, which include integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses

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

•	increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments and agencies
•	the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers
•	risks associated with the possible loss, or adverse modification of the terms of, contracts with pharmacies in our retail pharmacy network
•	risks associated with the use and protection of the intellectual property we use in our business
•	risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	risks associated with our ability to continue to develop new products, services and delivery channels
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends
•	risks associated with changes in average wholesale prices, which could reduce prices and margins•
•	risks associated with our inability to attract and retain qualified personnel
•	other risks described from time to time in our filings with the SEC

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

We report two segments, PBM and non-PBM. We derive revenues primarily from the sale of PBM services in the United States and Canada. Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated through both our PBM and non-PBM segments represented 98.3% and 98.4% of revenues for the three and six months ended June 30, 2005 as compared to 98.8% for the three and six months ended June 30, 2004.

On January 30, 2004, we acquired the outstanding capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for approximately $333.4 million which includes a purchase price adjustment for working capital and transaction costs. Consequently, our PBM operating results include those of CuraScript from January 30, 2004.

RECENT DEVELOPMENTS

    On July 21, 2005, we announced the signing of a definitive agreement to acquire Priority Healthcare Corporation ("Priority") in a cash transaction for $28 per share, or approximately $1.3 billion.  Priority, headquartered near Orlando, FL, is among the nation's largest specialty pharmacy and distributor companies.  This transaction is expected to close in the fourth quarter of 2005, subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, with customary closing conditions.  This acquisition is expected to enhance our specialty pharmacy business.  Under the terms of the agreement, each Priority share will be exchanged for $28 in cash.  We expect to finance the acquisition with cash on hand and bank debt, via a new credit facility which will replace our existing credit facility (see “—Bank Credit Faciltity").  As a result of this refinancing, we expect to write-off approximately $3.5 million of deferred financing fees relating to our existing credit facility at the time the transaction is closed, which is expected to be late in the third quarter of during the fourth quarter of 2005.

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

REBATE ACCOUNTING

ACCOUNTING POLICY
We administer a rebate program based on actual market share performance in which rebates and the associated receivable from pharmaceutical manufacturers are estimated quarterly based on our estimate of the number of rebatable prescriptions and the rebate per prescription. The portion of rebates payable to clients is estimated quarterly based on historical allocation percentages and our estimate of rebates receivable from pharmaceutical manufacturers. With respect to our market share rebate program, estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid.  With respect to rebates that are not based on market share performance, the portion of rebates payable to clients is estimated based on historical and/or anticipated sharing percentages.  These estimates are adjusted to actual when amounts are paid to clients.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

ACCOUNTING POLICY
We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer's receivable balance.

FACTORS AFFECTING ESTIMATE
We record allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Our estimate could be impacted by changes in economic and market conditions as well as changes to our customers' financial condition.

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

•
When we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, drug ingredient cost is not included in our revenues nor in our cost of revenues.

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

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2005	Increase/ (Decrease)	2004	2005	Increase/ (Decrease)	2004
Product revenues
Network revenues	$2,323,085	(1 .8)%	$2,365,476	$4,624,349	(1.7)%	$4,702,729
Home delivery revenues	1,513,073	13 .1%	1,337,237	2,953,159	15. 8%	2,550,317
Service revenues	38,352	101.6%	19,022	72,179	76.1%	40,986
Total PBM revenues	3,874,510	4.1%	3,721,735	7,649,687	4.9%	7,294,032
Cost of PBM revenues	3,610,980	2.8%	3,511,510	7,132,949	3.8%	6,873,013
PBM Gross Profit	263,530	25.4%	210,225	516,738	22.7%	421,019
PBM SG&A expenses	123,909	33.3%	92,944	246,119	33.1%	184,919
PBM operating income	$139,621	19.0%	$117,281	$270,619	14.6%	$236,100

Network claims increased by 13.8 million and 31.4 million claims, respectively, in the three and six months ended June 30, 2005 over the three and six months ended June 30, 2004. The increase in network claims for the three and six months ended June 30, 2005 as compared to 2004 is primarily due to the implementation of our contract with the DoD TRICARE Retail Pharmacy (“TRICARE”) program in June 2004. Note that revenues for the TRICARE program are included in service revenue (see discussion below).

Network pharmacy revenues decreased $42.4 million, or 1.8%, during the three months ended June 30, 2005 as compared to the same period of 2004, primarily due to a higher mix of generic claims and a 1.5% increase in the average co-payment per retail pharmacy claim. Generic claims made up 54.9% of total network claims for the second quarter of 2005 as compared to 50.6% of total network claims for the same period of 2004. As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

The $78.4 million, or 1.7%, decrease in network pharmacy revenues in the six months ended June 30, 2005 as compared to the same period of 2004 is attributable to the following factors:

•
Network pharmacy revenues decreased $172.4 million in the six months ended June 30, 2005, as compared to the same period of 2004 as a result of a higher mix of generic claims and a 1.8% increase in the average co-payment per retail pharmacy claim. Generic claims made up 54.7% of total network claims in the six months ended June 30, 2005 as compared to 50.0% of total network claims for the same period of 2004. As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

•	These factors were partially offset by an increase in pharmacy claims, resulting in a $94.0 million increase in overall network pharmacy revenues.

The $175.8 million, or 13.1%, increase in home delivery revenues in the three months ended June 30, 2005 as compared to the same period of 2004 is attributable to the following factors:

•	Growth of our specialty pharmacy business contributed to a $100.6 million increase in home delivery revenue for the three months ended June 30, 2005 over the same period of 2004.
•
Excluding our specialty pharmacy business, we processed an additional 0.6 million claims in the three months ended June 30, 2005 as compared to the same period of 2004. The increase in home delivery claim volume is primarily due to greater usage of our home delivery pharmacies by members of existing clients. This increase in volume resulted in a $75.4 million increase in home delivery revenues.

•
Excluding our specialty pharmacy business, average revenue per home delivery claim decreased slightly in the three months ended June 30, 2005 as compared to the same period of 2004, as inflationary increases in ingredient cost were more than offset by an increase in our generic fill rate from 38.8% in the second quarter of 2004 to 43.4% for the current quarter. Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications (i.e. therapies for diabetes, high cholesterol, etc.) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

The $402.8 million, or 15.8%, increase in home delivery revenues in the first six months of 2005 as compared to the same period of 2004, is attributable to the following factors:

•
Growth of our specialty pharmacy business contributed to a $251.8 million increase in home delivery revenue for the six months ended June 30, 2005 over the same period of 2004. This increase is partially due to an additional month of claims and revenues in 2005, as well as the growth of CuraScript as it increases its penetration into the existing ESI book of business.

•
Excluding our specialty pharmacy business, we processed an additional 1.2 million claims in the six months ended June 30, 2005 as compared to the same period in 2004, resulting in a $154.4 million increase in home delivery revenues. The increase in home delivery volume is primarily due to the increased usage of our home delivery pharmacies by members of existing clients.

•
Excluding our specialty pharmacy business, average revenue per home delivery claim for the six months ended June 30, 2005 decreased slightly from the same period of 2004, representing a decrease of $3.4 million. Increases in home delivery revenue per claim from inflation more than offset increases in our generic fill rate which grew to 43.3% for the six months ended June 30, 2005 from 39.0% for the same period of 2004.

PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. The $19.3 million, or 101.6%, and $31.2 million, or 76.1% increase in PBM service revenues for the three and six months ended June 30, 2005, as compared to the same period in 2004, is primarily due to the implementation of the TRICARE contract in June 2004. The increase for the six months ended June 30, 2005 would have been 103.4%, had the first quarter of 2004 not included a one-time receipt of $5.5 million in connection with the early termination by a client.

PBM cost of revenues increased $99.5 million, or 2.8%, and $259.9 million, or 3.8%, in the three and six months ended June 30, 2005 as compared to the same periods in 2004 as a result of the following:

•
The addition of CuraScript’s specialty home delivery pharmacy in January 2004 resulted in increases of $96.3 million and $239.5 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004, primarily due to the growth of CuraScript. In addition, an additional month of Curascript claims and revenues was included in the six months ended June 30, 2005, as compared to the same period of 2004.

•
Excluding CuraScript, increases in network and home delivery claims volume (on an unadjusted basis), resulted in higher PBM cost of revenues of $18.7 million and $160.9 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004.

•
These increases were partially offset by the net decreases in the average cost per claim and a higher mix of generic claims, which decreased cost of revenues by approximately $15.4 million and $140.4 million in the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004.

We expect our PBM cost of revenues will increase slightly due to the opening of the new Pueblo, Colorado Patient Care Contact Center during the second half of 2005 (see “—Liquidity and Capital Resources”). These opening costs should be offset by our continued effort to streamline our home delivery operations.

Our PBM gross profit increased $53.3 million, or 25.4%, and $95.7 million, or 22.7%, respectively, for the three and six months ended June 30, 2005, over the same periods in 2004. Increases in gross profit resulted from the growth in home delivery and retail prescriptions and higher generic utilization, as well as the growth of CuraScript, which was acquired January 30, 2004. In addition, gross profit was favorably impacted by cost management initiatives which resulted in lower retail and home delivery drug purchasing costs and by higher rebate revenues, which were partially offset by increases in the portion of rebates that we share with our clients. These net increases in gross profit were partially offset by margin pressures arising from the current competitive environment. In addition, the increase in gross profit for the six months ended June 30, 2005 was reduced by the $5.5 million termination payment received in the first quarter of 2004 as mentioned above.

Selling, general and administrative expenses (“SG&A”) increased $31.0 million, or 33.3%, and $61.2 million, or 33.1%, respectively, in the three and six months ended June 30, 2005 over the same periods of 2004. This is primarily attributable to the following factors:

•
Increased spending of $16.8 million and $33.2 million in the three and six months ended June 30, 2005 as compared to the same periods of 2004, on costs to improve the operation and the administrative functions supporting the management of the pharmacy benefit, primarily through increased management incentive compensation in the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004.

•
Increased professional fees of $9.8 and $15.3 million in the three and six months ended June 30, 2005 as compared to the same periods of 2004, respectively, partially due to increased spending on legal matters, as well as higher costs of compliance with the Sarbanes-Oxley Act.

•
Increased bad debt expense of $3.3 million and $5.2 million in the three and six months ended June 30, 2005 as compared to the same periods of 2004, related to an increase in the allowance for receivables from our clients’ members.

In addition to the increases in SG&A above, we also incurred expenses related to our Medicare Part D Program in the second quarter of 2005, and we expect spending to increase in the second half of 2005.

PBM operating income increased $22.3 million, or 19.0%, and $34.5 million, or 14.6%, respectively, in the three and six months ended June 30, 2005 over the same period of 2004.

NON-PBM OPERATING INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2005	Increase/ (Decrease)	2004	2005	Increase/ (Decrease)	2004

Product revenues	$41,744	34.0%	$31,151	$77,163	24.1%	$62,175
Service revenues	28,000	5.2%	26,619	56,526	10.6%	51,113
Total Non-PBM revenues	69,744	20.7%	57,770	133,689	18.0%	113,288
Non-PBM cost of revenues	56,527	27.1%	44,473	108,716	22.2%	88,998
Non-PBM Gross Profit	13,217	(0.6)%	13,297	24,973	2.8%	24,290
Non-PBM SG&A expense	4,444	17.6%	3,779	8,865	25.8%	7,048
Non-PBM operating income	$8,773	(7.8)%	$9,518	$16,108	(6.6)%	$17,242

Non-PBM product revenues increased $10.6 million, or 34.0%, and $15.0 million, or 24.1%, respectively, for the three and six months ended June 30, 2005 over the same periods of 2004. This is mainly due to a higher mix of specialty distribution volumes in which we include ingredient cost of pharmaceuticals dispensed in our revenues, including two new specialty distribution contracts in 2005. Non-PBM service revenues increased $1.4 million, or 5.2%, and $5.4 million, or 10.6%, respectively, for the three and six months ended June 30, 2005. The increase is due in large part to an increase in existing client volumes.

Non-PBM cost of revenues increased $12.1 million, or 27.1%, and $19.7 million, or 22.2%, respectively, in the three and six months ended June 30, 2005 as compared to the same periods of 2004, mainly due to the additional volume in programs where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our Non-PBM revenues and cost of revenues (as discussed above). Gross profit for the three and six months ended June 30, 2005 changed only slightly as compared to the same periods of 2004.

Non-PBM SG&A increased $0.7 million, or 17.6%, and $1.8 million, or 25.8%, respectively, for the three and six months ended June 30, 2005 as compared to the same time periods of 2004. This is primarily due to an increase in marketing expenditures related to the RxOutreach program and increased sales expenses.

Non-PBM operating income decreased $0.7 million, or 7.8%, and $1.1 million, or 6.6%, respectively, during the three and six months ended June 30, 2005 as compared to the same periods of 2004.

OTHER (EXPENSE) INCOME

In February 2001, we entered into an agreement with AdvancePCS (now owned by Caremark RX, Inc.) and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years, with approximately $18.6 million invested through June 30, 2005. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the three and six months ended June 30, 2005 was $0.6 million ($0.4 million, net of tax) and $1.3 million ($0.9 million, net of tax), respectively, compared to $1.5 million ($0.9 million, net of tax) and $2.8 million ($1.7 million, net of tax) for the same periods of 2004.

For the three and six months ended June 30, 2005, net interest expense decreased $17.1 million, or 88.5%, and $25.9 million, or 82.8%, respectively, as compared to the same periods in 2004, resulting from the refinancing of our entire credit facility during the first quarter of 2004 (see “—Bank Credit Facility”).

PROVISION FOR INCOME TAXES

Our effective tax rate decreased to 29.9% and 33.1% for the three and six months ended June 30, 2005, as compared to 38.3% for the same periods of 2004. The decrease in effective tax rate for the three months ended June 30, 2005 reflects a net tax benefit of $11.9 million, of which $11.0 million is non-recurring, relating to a change in the apportionment of our income for state income tax purposes. The decrease in the effective tax rate for the six months ended June 30, 2005 reflects a net tax benefit of $14.2 million, of which $12.5 million is non-recurring. The decrease in the effective tax rate for the six months ended June 30, 2005 reflects both the $11.9 million net tax benefit relating to a change in the apportionment of our income for state income tax purposes and a $2.3 million net tax benefit resulting from the recognition of the expected state tax benefit associated with certain subsidiary losses generated in 2004.  Excluding the $12.5 million non-recurring net tax benefit, the effective tax rate for the six months ended June 30, 2005 would have been 37.6%.

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended June 30, 2005 increased $36.5 million, or 55.9%, over the same period of 2004. Net income increased $51.9 million, or 38.3%, for the six months ended June 30, 2005 over the same period of 2004.

Basic and diluted earnings per share increased 64.3% and 61.9%, respectively, for the three months ended June 30, 2005 over the same period of 2004. For the six months ended June 30, 2005, basic and diluted earnings per share increased 44.3% and 45.3%, respectively, over the six months ended June 30, 2004.

On May 24, 2005, we announced a two-for-one stock split for stockholders of record on June 10, 2005, effective June 24, 2005. The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the six months ended June 30, 2005, net cash provided by operations increased $163.1 million to $316.4 million from $153.3 million during the six months ended June 30, 2004. This increase reflects a $116.5 million increase from net changes in our working capital components, increased earnings of $51.9 million, and a $6.5 million increase in depreciation and amortization, partially due to the acquisition of CuraScript in January 2004. The increase in working capital components includes an $84.1 million increase resulting from the timing of payments on liabilities, an increase of $21.8 million from improved inventory management, and an increase of $12.4 million from changes in other assets. These increases were partially offset by a $1.8 million use of cash due to higher accounts receivable balance. Net cash provided by operations was also negatively impacted by a decrease of $11.8 million in non-cash adjustments, mainly due to a decrease of $14.3 million in deferred taxes for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Our capital expenditures for the six months ended June 30, 2005 decreased $0.6 million, or 3.3%, as compared to the same period of 2004. We intend to continue to invest in technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

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

CHANGES IN BUSINESS

On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.4 million, which includes a purchase price adjustment for working capital and transaction costs. CuraScript is one of the nation’s largest specialty pharmacy services companies and has enhanced our ability to provide comprehensive pharmaceutical management services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The transaction was accounted for under the provisions of FAS 141, “Business Combinations.” The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $28.7 million and non-competition agreements in the amount of $2.7 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively, and trade names in the amount of $1.3 million, which are not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $284.9 million, which is not being amortized.
Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In addition, we evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of other intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed at June 30, 2005 or December 31, 2004.

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

During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17.0 million to PCA in the form of a revolving line of credit available through December 31, 2005. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee $2.0 million on the revolving line of credit. As of June 30, 2005, we have loaned PCA $14.6 million, and have received $2.9 million in interest and principal payments.

In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program. Enrollment as of June 30, 2005 is approximately 228,000 members. Because 2004 enrollment and utilization was lower than expected, the outstanding balance of our receivable from PCA was fully reserved at the end of 2004.

BANK CREDIT FACILITY

On February 13, 2004, we refinanced our entire credit facility, negotiating an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility. At June 30, 2005, our credit facility consisted of $180.0 million of Term A loans, $198.0 million of Term B loans and a $400.0 million revolving credit facility (of which no debt was outstanding at June 30, 2005). During the second quarter of 2005, we made scheduled payments on our Term A and Term B loans totaling $5.0 million and $0.5 million, respectively.

Our credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively. Under our credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($400.0 million at June 30, 2005). The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio. The commitment fee is currently 0.25% per annum.

At June 30, 2005, the weighted average interest rate on the facility was 4.53%. Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At June 30, 2005, we are in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS

The following table sets forth our schedule of maturities of our long-term debt and future minimum lease payments due under noncancellable operating leases as of June 30, 2005 (in thousands):

	Payments Due by Period as of June 30,
Contractual obligations	Total	2005	2006 - 2007	2008 - 2009	After 2009
Long-term debt	$373,007	$11,000	$69,112	$245,112	$47,783
Future minimum lease payments (1)	100,073	11,920	41,585	19,937	26,631
Total contractual cash obligations	$473,080	$22,920	$110,697	$265,049	$74,414

(1) In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia. At June 30, 2005, our lease obligation is $13.5 million. In accordance with Financial Accounting Standards Board ("FASB") Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

OTHER MATTERS

In June 2005, the FASB issued Financial Accounting Standard ("FAS") No. 154, "Accounting Changes and Error Corrections," which superceded Accounting Principles Board ("APB") No. 20, "Accounting Changes."  APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle.  In contrast, FAS 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable.  In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the implementation of FAS 154 to have an impact on our consolidated results of operations.

In December 2004, the FASB revised FAS 123, “Share-Based Payment” (“FAS 123R”), which replaced FAS 123, “Accounting for Stock-Based Compensation”, and superseded APB No. 25, “Accounting for Stock Issued to Employees.” FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by FAS 123, we currently follow the guidance of APB 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees. FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. FAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. We will adopt FAS 123R using the modified prospective method beginning January 1, 2006. The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see note 7 to our unaudited consolidated financial statements).

We make available through our website (www.express-scripts.com), access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us). Information included on our website is not part of this quarterly report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2005, we had $372.5 million of obligations which were subject to variable rates of interest under our credit facility. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $3.7 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

Item 4. Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.

During the second quarter ended June 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We and/or our subsidiary, NPA, are defendants in several lawsuits that purport to be class actions, which were described in our Annual Report on Form 10-K for the year ended December 31, 2004. Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover. We are unable at the present time to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations. The following developments have occurred since the last quarterly report:

•
Multi-District Litigation - The Judicial Panel on Multi-District Litigation has transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings including the following: Minshew v. Express Scripts (Cause No. Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri); Lynch v. National Prescription Administrators, et al. (Cause No. 03 CV 1303, United States District Court for the Southern District of New York); Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri); Wagner et al. v. Express Scripts (Cause No. 04cv01018 (WHP))United States District Court for the Southern District of New York); Scheuerman, et al v. Express Scripts (Cause No. 04-CV-0626 (FIS) (RFT)) United States District Court for the Southern District of New York); Correction Officers’ Benevolent Association of the City of New York, et al v. Express Scripts, Inc. (Cause No. 04-Civ-7098 (WHP)), United States District Court for the Southern District of New York); United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al (Cause No. 04-CV-7472, United States District Court for the Southern District of New York); Central Laborers’ Welfare Fund, et al v. Express Scripts, Inc., et al (Cause No. B04-1002240, United States District Court for the Southern District of Illinois).

•
International Association of Firefighters, Local No. 22, et al. v. National Prescription Administrators and Express Scripts, Inc. (Cause No. L03216-02, Superior Court of New Jersey, Law Division, Camden County). On or about August 16, 2002, we were served with this lawsuit alleging that our subsidiary, NPA, had breached agreements with two benefit plans to whom NPA had provided services under an umbrella agreement with a labor coalition client. Plaintiff’s motion to certify a class of all members of the labor coalition was denied.

•
Anthony Bradley, et al v. First Health Services Corporation, et al (Cause No. BC319292, Superior Court for the State of California, County of Los Angeles) The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. Express Scripts’ motion to dismiss was granted.

•
Irwin v. AdvancePCS, et al. (Cause No. RG030886393, Superior Court of the State of California for Alameda County). This case purports to be a class action against us and other PBM defendants on behalf of self-funded, non-ERISA health plans; and individuals with no prescription drug benefits that have purchased drugs at retail rates. The complaint alleges that certain business practices engaged in by us and by other PBM defendants violated California’s Unfair Competition Law. Our motion for judgment on the pleadings in our favor was granted, with plaintiffs given leave to file an amended complaint.

•
People of the State of New York, et al v. Express Scripts, Inc. (Cause No. 4669-04, Supreme Court of the State of New York, County of Albany) On August 4, 2004, the State of New York filed a complaint against ESI and Cigna Life Insurance Co.  The complaint alleges certain breaches of contract and violations of civil law in connection with our management of the prescription drug plan for the State of New York and its employees.  The complaint also alleges certain violations of civil law in connection with the Company’s therapeutic interchange programs. The State has requested injunctive relief, unspecified monetary damages and attorney’s fees. The court has stayed this action pending the outcome of the Wagner and Scheuerman cases, referred to above, both of which assert claims relating to the New York State prescription drug plan.

•
Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Cause No. B05-1004036, United States District Court for the Eastern District of Missouri).  On May 27, 2005, plaintiff filed a complaint against Express Scripts. The complaint alleges that certain of our business practices constitute a breach of fiduciary duty, breach of contract, deceptive trade practices, conversion, breach of the covenant of good faith and fair dealing, and violations of New York state law. The complaint purports to be a class action on behalf of current and former self-funded ERISA and non-ERISA plans.

•
City of Paterson, et al. v. Benecard Prescription Services, et. al. (Cause No. L-005908-02, Superior Court of New Jersey, Law Division, Camden County). The Township of Hamilton has reached a confidential settlement with co-defendant Benecard, pursuant to which the parties have filed a stipulation of dismissal of the plaintiff’s claims against ESI and NPA. Neither NPA nor ESI contributed to the settlement or paid any consideration for the dismissal. This case is now completely resolved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended June 30, 2005 (share data in thousands):

Period	Shares purchased	Average price per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

4/1/2005 - 4/30/2005	-	$-	-	12,104
5/1/2005 - 5/31/2005	-	-	-	12,104
6/1/2005 - 6/30/2005	-	-	-	12,104
2005 Total	-	$-	-

    We have a stock repurchase program, originally announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 38.0 million shares. There is no limit on the duration of the program. Approximately 25.9 million of the 38.0 million total shares have been repurchased through June 30, 2005. Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Company's annual meeting of stockholders was held on May 25, 2005.

(b)  The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders   and until their respective successors are elected and qualified: Gary G. Benanav, Frank J. Borelli, Maura C. Breen, Nicholas LaHowchic, Thomas P. Mac Mahon, John O. Parker, Jr., George Paz, Samuel K. Skinner, Seymour Sternberg, Barrett A. Toan, and Howard L. Waltman.

(c) The stockholder vote for each director was as follows:

	Votes Cast for	Votes Withheld

Gary G. Benanav	63,823,098	1,994,754
Frank J. Borelli	63,814,309	2,003,543
Maura C. Breen	63,820,932	1,996,920
Nicholas LaHowchic	63,828,653	1,989,199
Thomas P. Mac Mahon	63,825,974	1,991,878
John O. Parker, Jr.	63,825,797	1,992,055
George Paz	62,556,647	3,261,205
Samuel K. Skinner	59,532,645	6,285,207
Seymour Sternberg	60,477,053	5,340,799
Barrett A. Toan	62,094,167	3,723,685
Howard L. Waltman	61,104,772	4,713,080

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company's Independent Accountants for 2005 (63,559,671 affirmative votes; 1,876,358 negative votes; 381,823 abstention votes).

Item 6. Exhibits

(a)  See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: July 27, 2005	By: /s/ George Paz
George Paz, Chief Executive Officer and President

Date: July 27, 2005	By: /s/ Edward Stiften
Edward Stiften, Sr. Vice President and Chief Financial Officer

INDEX TO EXHIBITS—TO BE UPDATED
(Express Scripts, Inc. - Commission File Number 0-20199)
Exhibit Number	Exhibit
2.1[1]
Stock Purchase Agreement, dated December 19, 2003, by and among the Company, CPS Holdings, LLC, CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed December 24, 2003.

2.2[1]
Agreement and Plan of Merger, dated July 21, 2005, by and among the Company, Pony Acquisition Corporation, and Priority Healthcare Corporation, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed July 22, 2005.

3.1
Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001, incorporated by reference to Exhibit No. 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.

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

4.5
Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.8 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2003.

4.6
Amendment No. 1 to the Rights Agreement between the Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

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