Form 10-Q
period 2005-09-30
EXPRESS SCRIPTS INC
filed 2005-10-26
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
13900 Riverport Dr., Maryland Heights, Missouri (Address of principal executive offices)	63043 (Zip Code)

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
Yes X   No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Common stock outstanding as of September 30, 2005:	145,633,623	Shares

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

        Item 6.    Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	September 30,	December 31,
(in thousands, except share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$405,027	$166,054
Receivables, net	1,002,422	1,057,222
Inventories	144,027	158,775
Deferred taxes	41,185	33,074
Prepaid expenses and other current assets	23,870	27,892
Total current assets	1,616,531	1,443,017
Property and equipment, net	169,421	181,166
Goodwill, net	1,708,332	1,708,935
Other intangible assets, net	222,953	245,270
Other assets	25,954	21,698
Total assets	$3,743,191	$3,600,086

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,246,891	$1,236,775
Accounts payable	350,343	322,885
Accrued expenses	255,417	231,695
Current maturities of long-term debt	22,056	22,056
Total current liabilities	1,874,707	1,813,411
Long-term debt	345,451	412,057
Other liabilities	189,889	178,304
Total liabilities	2,410,047	2,403,772

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common Stock, 275,000,000 shares authorized, $0.01 par value;
shares issued: 159,479,000 and 79,787,000, respectively;
shares outstanding: 145,634,000 and 73,858,000, respectively	1,595	798
Additional paid-in capital	465,722	467,353
Unearned compensation under employee compensation plans	(7,806)	(18,177)
Accumulated other comprehensive income	9,785	8,266
Retained earnings	1,431,727	1,142,757
	1,901,023	1,600,997
Common Stock in treasury at cost, 13,845,000 and 5,929,000
shares, respectively	(567,879)	(404,683)
Total stockholders’ equity	1,333,144	1,196,314
Total liabilities and stockholders’ equity	$3,743,191	$3,600,086

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004

Revenues [1]	$3,847,642	$3,767,690	$11,631,018	$11,175,010
Cost of revenues [1]	3,554,442	3,532,280	10,796,107	10,494,291
Gross profit	293,200	235,410	834,911	680,719
Selling, general and administrative	132,067	130,806	387,051	322,773
Operating income	161,133	104,604	447,860	357,946
Other (expense) income:
Undistributed loss from joint venture	(633)	(954)	(1,928)	(3,754)
Interest income	3,506	867	7,558	2,492
Interest expense	(5,102)	(4,248)	(14,532)	(37,118)
	(2,229)	(4,335)	(8,902)	(38,380)
Income before income taxes	158,904	100,269	438,958	319,566
Provision for income taxes	57,210	38,352	149,988	122,266
Net income	$101,694	$61,917	$288,970	$197,300

Basic earnings per share:	$0.70	$0.41	$1.96	$1.28

Weighted average number of common shares
Outstanding during the period - Basic EPS	146,312	152,252	147,285	153,804

Diluted earnings per share:	$0.68	$0.40	$1.93	$1.26

Weighted average number of common shares
Outstanding during the period - Diluted EPS	148,858	154,354	149,651	156,142

1Excludes estimated retail pharmacy co-payments of $1,413,332 and $1,363,991 for the three months ended September 30, 2005 and 2004, respectively, and $4,357,212 and $4,148,590 for the nine months ended September 30, 2005 and 2004, respectively.  These are amounts we instructed retail pharmacies to collect from members.  We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in thousands)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2004	79,787	$798	$467,353	$(18,177)	$8,266	$1,142,757	$(404,683)	$1,196,314
Comprehensive income:
Net income	-	-	-	-	-	288,970	-	288,970
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	1,255	-	-	1,255
Realized and unrealized gains
on derivative financial
instruments, net of taxes	-	-	-	-	264	-	-	264
Comprehensive income	-	-	-	-	1,519	288,970	-	290,489
Stock split in form of stock dividend	79,724	797	(797)	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(220,436)	(220,436)
Changes in stockholders’ equity related
to employee stock plans	(32)		(834)	10,371	-	-	57,240	66,777
Balance at September 30, 2005	159,479	$1,595	$465,722	$(7,806)	$9,785	$1,431,727	$(567,879)	$1,333,144

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$288,970	$197,300
Adjustments to reconcile net income to net cash
provided by operating activities, excluding
the effect of the acquisition:
Depreciation and amortization	59,625	50,477
Non-cash adjustments to net income	55,902	57,081
Net changes in operating assets and liabilities	126,565	(1,582)
Net cash provided by operating activities	531,062	303,276

Cash flows from investing activities:
Purchases of property and equipment	(34,211)	(33,387)
Acquisition, net of cash acquired, and investment in joint venture	(2,150)	(331,136)
Repayment from (loan to) Pharmacy Care Alliance	2,188	(14,050)
Other	(294)	103
Net cash used in investing activities	(34,467)	(378,470)

Cash flows from financing activities:
Proceeds from long-term debt	-	675,564
Repayment of long-term debt	(16,556)	(740,455)
(Repayment of) Proceeds from revolving credit line, net	(50,000)	50,000
Treasury stock acquired	(219,949)	(160,286)
Deferred financing fees	-	(6,036)
Net proceeds from employee stock plans	28,531	21,256
Net cash used in financing activities	(257,974)	(159,957)

Effect of foreign currency translation adjustment	352	272

Net increase (decrease) in cash and cash equivalents	238,973	(234,879)
Cash and cash equivalents at beginning of period	166,054	396,040
Cash and cash equivalents at end of period	$405,027	$161,161
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

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2005, the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2005, and the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment.  Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect.  We have no information regarding actual co-payments collected.  As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue.  Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $1.4 billion for the three months ended September 30, 2005 and 2004, and $4.4 billion and $4.1 billion for the nine months ended September 30, 2005 and 2004, respectively, are excluded from revenues and cost of revenues.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.  We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts.  As a result, cash disbursement accounts carrying negative book balances of $164.0 million and $160.3 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at September 30, 2005 and December 31, 2004, respectively.  This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been defeased.  No overdraft or unsecured short-term loan exists in relation to these negative balances.

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

Included in receivables, net, as of September 30, 2005 and December 31, 2004, is an allowance for doubtful accounts of $38.7 million and $31.4 million, respectively.  This increase is primarily due to additional reserves for receivables from our clients’ members.

As of September 30, 2005 and December 31, 2004, unbilled receivables were $655.9 million and $664.5 million, respectively.  Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.  Absent events or circumstances indicating an impairment of goodwill, we perform an annual goodwill impairment test during the fourth quarter.  No impairments existed as of September 30, 2005 and December 31, 2004.

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

The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the estimated fair value of options at the grant date for the three and nine months ended September 30, 2005 and 2004 (see also Note 7):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported(1)	$101,694	$61,917	$288,970	$197,300
Less: Employee stock-based compensation expense determined using fair-value based method for stock-based awards, net of tax(2)	(2,340)	1,035	(8,155)	2,387
Pro forma net income	$99,354	$60,882	$280,815	$194,913

Basic earnings per share
As reported	$0.70	$0.41	$1.96	$1.28
Pro forma	0.67	0.40	1.91	1.27

Diluted earnings per share
As reported	$0.68	$0.40	$1.93	$1.26
Pro forma	0.66	0.39	1.87	1.25

(1) Net income, as reported, includes stock-based compensation expense for the three months ended September 30, 2005 and 2004 of $1,159  ($1,760 pre-tax) and $1,122 ($1,818 pre-tax), respectively, and for the nine months ended September 30, 2005 and 2004 of $5,748 ($9,022 pre-tax) and $3,860 ($6,252 pre-tax), respectively, related to restricted shares of Common Stock awarded to certain of our officers and employees.

(2) The increase in pro forma compensation expense is due to the forfeiture of options during 2004 which resulted in expense reductions of $283 and $3,473 during the three and nine months ended September 30, 2004, respectively.

NEW ACCOUNTING GUIDANCE

In June 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections”, which superceded APB No. 20, “Accounting Changes.”  APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  In contrast, FAS 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable.  In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the implementation of FAS 154 to have an impact on our consolidated results of operations.

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

Note 3 - Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in thousands).

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,793,275	$107,079	$1,793,830	$107,031
Non-PBM	22,136	-	22,136	-
	$1,815,411	$107,079	$1,815,966	$107,031

Other intangible assets
PBM (1)
Customer contracts (1)	$294,224	$96,401	$294,063	$85,067
Other (1)	72,904	51,701	72,346	40,408
	367,128	148,102	366,409	125,475
Non-PBM
Customer contracts	4,000	1,792	4,000	1,416
Other	1,880	161	1,880	128
	5,880	1,953	5,880	1,544
Total other intangible assets	$373,008	$150,055	$372,289	$127,019

(1)In the first quarter of 2005 we finalized the allocation of the CuraScript purchase price to tangible and intangible net assets resulting in a $1.1 million decrease in goodwill (See Note 2). Changes in goodwill and accumulated amortization from December 31, 2004 to September 30, 2005 are also a result of changes in foreign currency exchange rates.

The aggregate amount of amortization expense of other intangible assets was $7.4 million and $6.9 million for the three months ended September 30, 2005 and 2004, respectively, and $22.3 million and $27.0 million for the nine months ended September 30, 2005 and 2004, respectively.  The future aggregate amount of amortization expense of other intangible assets is approximately $7.6 million for fourth quarter of 2005, $24.2 million for 2006, $20.9 million for 2007, $17.5 million for 2008, and $15.9 million for 2009, and $15.0 million for 2010.  These amounts exclude the future amortization of intangible assets which will be recorded in connection with the October 14, 2005 acquisition of Priority Healthcare Corporation ("Priority") described in Note 10.  The weighted average amortization period of intangible assets subject to amortization is 17 years in total, and by major intangible class is 20 years for customer contracts and six years for other intangible assets.

Note 4 - Income Taxes

Our effective tax rate decreased to 36.0% and 34.2% for the three and nine months ended September 30, 2005, as compared to 38.2% and 38.3%, respectively, for the same periods of 2004.  The decrease in effective tax rate for the three months ended September 30, 2005 reflects a non-recurring net tax benefit of $1.5 million resulting primarily from the recognition of expected tax benefits associated with certain subsidiary losses generated in prior years.  The decrease in the effective tax rate for the nine months ended September 30, 2005 reflects the following non-recurring items:
•	In the second quarter of 2005 we recorded a $10.2 million net tax benefit relating to a change in the apportionment of our income for state income tax purposes
•
As a result of the recognition of expected state tax benefits associated with prior-year subsidiary losses, we recorded net tax benefits of $2.3 million and approximately $1.5 million (as mentioned above) in the first and third quarters of 2005.

Excluding the $14.0 million non-recurring net tax benefits, the effective tax rate for the nine months ended September 30, 2005 would have been 37.4%.

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

Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares
outstanding during the period - Basic EPS	146,312	152,252	147,285	153,804
Outstanding stock options	2,285	1,724	2,122	1,928
Executive deferred compensation plan	41	90	39	92
Restricted stock awards	220	288	205	318
Weighted average number of common shares
outstanding during the period - Diluted EPS	148,858	154,354	149,651	156,142

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Note 7 - Stock-based compensation plans

We apply APB 25 and related interpretations in accounting for our stock-based compensation plans.  Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted as the exercise price of the options was not less than the fair market value of the shares at the time of grant.  If compensation cost for stock option grants had been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income and earnings per share for the three months ended September 30, 2005 and 2004 would have been $99.4 million, or $0.66 per diluted share and $60.9 million, or $0.39 per diluted share, respectively, and our net income and earnings per share for the nine months ended September 30, 2005 and 2004 would have been $280.8 million or $1.87 per diluted share and $194.9 million or $1.25 per diluted share, respectively (see also Note 1).

The fair value of options granted (which is amortized over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life of option	2.5-4.5 years	3-7 years	2.5-5 years	3-7 years
Risk-free interest rate	3.93%-4.09%	3.27%-3.93%	3.48%-4.09%	1.97%-4.18%
Expected volatility of stock	36%	44%	36%-40%	44%-47%
Expected dividend yield	None	None	None	None

A summary of the status of our fixed stock option plans as of September 30, 2005 and 2003, and changes during the periods ending on those dates are presented below.

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
(share data in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	7,170	$21.86	8,032	$17.98
Granted	1,675	$41.48	1,440	$36.54
Exercised	(1,943)	$17.00	(1,394)	$15.86
Forfeited/Cancelled	(290)	$28.44	(428)	$25.14
Outstanding at end of period	6,612	$27.97	7,650	$21.46

Options exercisable at period end	3,638		4,520
Weighted-average fair value of options granted during the year	$14.70		$16.47

The following table summarizes information about fixed stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in thousands)	Number Outstanding at 9/30/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 9/30/05	Weighted-Average Exercise Price
$3.72 - 16.42	1,403	3.5	$12.64	1,402	$12.64
16.85 - 23.98	1,844	5.0	21.23	1,557	20.73
24.07 - 37.58	1,560	5.7	34.26	645	33.13
37.62 - 47.14	1,588	6.4	40.38	34	39.19
47.37 - 59.11	217	6.7	48.31	-	-
	6,612	5.2	$27.97	3,638	$19.98

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

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three and nine months ended September 30, 2005 and 2004:

(in thousands)	PBM	Non-PBM	Total
Three months ended September 30, 2005
Product revenues
Network revenues	$2,206,553	$-	$2,206,553
Home delivery revenues	1,520,231	-	1,520,231
Other revenues	-	46,005	46,005
Service revenues	38,516	36,337	74,853
Total revenues	3,765,300	82,342	3,847,642
Depreciation and amortization expense	18,712	1,610	20,322
Operating income	148,557	12,576	161,133
Undistributed loss from joint venture			(633)
Interest income			3,506
Interest expense			(5,102)
Income before income taxes			158,904
Capital expenditures	12,700	3,579	16,279

Three months ended September 30, 2004
Product revenues
Network revenues	$2,283,010	$-	$2,283,010
Home delivery revenues	1,395,336	-	1,395,336
Other revenues	-	32,199	32,199
Service revenues	28,661	28,484	57,145
Total revenues	3,707,007	60,683	3,767,690
Depreciation and amortization expense	16,411	1,241	17,652
Operating income	95,071	9,533	104,604
Undistributed loss from joint venture			(954)
Interest income			867
Interest expense			(4,248)
Income before income taxes			100,269
Capital expenditures	14,328	1,704	16,032

Nine Months Ended September 30, 2005
Product revenues
Network revenues	$6,830,902	$-	$6,830,902
Home delivery revenues	4,473,390	-	4,473,390
Other revenues	-	123,168	123,168
Service revenues	110,695	92,863	203,558
Total revenues	11,414,987	216,031	11,631,018
Depreciation and amortization expense	55,210	4,415	59,625
Operating income	419,176	28,684	447,860
Undistributed loss from joint venture			(1,928)
Interest income			7,558
Interest expense			(14,532)
Income before income taxes			438,958
Capital expenditures	27,935	6,276	34,211

Nine Months Ended September 30, 2004
Product revenues
Network revenues	$6,985,738	$-	$6,985,738
Home delivery revenues	3,945,653	-	3,945,653
Other revenues	-	94,374	94,374
Service revenues	69,648	79,597	149,245
Total revenues	11,001,039	173,971	11,175,010
Depreciation and amortization expense	47,195	3,282	50,477
Operating income	331,171	26,775	357,946
Undistributed loss from joint venture			(3,754)
Interest income			2,492
Interest expense			(37,118)
Income before income taxes			319,566
Capital expenditures	26,906	6,481	33,387

As of September 30, 2005
Total assets	$3,574,439	$168,752	$3,743,191
Investment in equity method investees	710	-	710

As of December 31, 2004
Total assets	$3,460,426	$139,660	$3,600,086
Investment in equity method investees	808	-	808

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

Revenues earned by our Canadian PBM totaled $7.7 million and $6.2 million for the three months ended September 30, 2005 and 2004, respectively, and $22.8 million and $19.2 million for the nine months ended September 30, 2005 and 2004, respectively.  All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $37.5 million and $36.1 million as of September 30, 2005 and December 31, 2004, respectively.  All other long-lived assets are domiciled in the United States.

Note 10 - Subsequent Events

On October 14, 2005, we purchased the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion.  Priority, headquartered near Orlando, Fla., is among the nation’s largest specialty pharmacy and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005.  This acquisition is expected to enhance our specialty pharmacy business.  The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility.  As a result of this refinancing, we will write off approximately $3.5 million of deferred financing fees relating to our existing credit facility in the fourth quarter of 2005.

Subsequent to the closing of our acquisition of Priority, Aetna, Inc. provided notice of its election to exercise its purchase option for Priority Healthcare's 60% ownership share of Aetna Specialty Pharmacy.  The transaction is subject to the satisfaction of certain contractual requirements and to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

In October 2005, we refinanced our entire credit facility with a new $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility.  The proceeds from the $2.2 billion credit facility were used to finance the Priority acquisition and to prepay borrowings on the Term A Loan outstanding under our existing credit facility.  The newly established $600.0 million revolving credit facility is also available for general corporate purposes.

Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin.  The margin over LIBOR will range from 0.50% to 1.125%, depending on our consolidated leverage ratio or our credit rating.  The margin over the base rate will range from 0% to 0.125% depending upon our consolidated leverage ratio.  Initially, the margin over LIBOR will be 0.75% per annum.  Under our new credit facility we are required to pay commitment fees on the unused portion of the $600 million revolving credit facility.  The commitment fee will range from 0.10% to 0.25% depending on our consolidated leverage ratio or our credit rating.  Initially, the commitment fee will be 0.15% per annum.  At October 19, 2005, the weighted average interest rate on the new facility was 4.9%.  Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.

The following represents the schedule of current maturities for our long-term debt, reflecting the increase in debt related to the Priority acquisition in October 2005 and the refinancing of our bank credit facility in October 2005 (amounts in thousands):

Year Ended December 31,
2005	$40,000
2006	160,000
2007	180,000
2008	260,000
2009	420,000
Thereafter	540,000
$1,600,000

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

Our forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected or suggested in any forward-looking statements.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.  Factors that might cause such a difference to occur include, but are not limited to:

•	risks of integration of Priority Healthcare and CuraScript after closing
•	costs of and adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•
risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston, and by other regulatory agencies including the Department of Labor, and various state attorneys general

•
risks and uncertainties regarding the implementation and the ultimate terms of the Medicare Part D prescription drug benefit, including financial risks to us if we participate in the program on a risk-bearing basis and risks of client or member losses to other providers under Medicare Part D

•
risks associated with our acquisitions (including our acquisition of Priority Healthcare), which include integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses

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

•	increased compliance risks relating to our contracts with the DoD TRICARE Plan and various state governments and agencies
•	the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers
•	risks associated with the possible loss, or adverse modification of the terms of, contracts with pharmacies in our retail pharmacy network
•	risks associated with the use and protection of the intellectual property we use in our business
•	risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	risks associated with our ability to continue to develop new products, services and delivery channels
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends
•	risks associated with changes in average wholesale prices, which could reduce prices and margins
•	risks associated with our inability to attract and retain qualified personnel
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

We report two segments, PBM and non-PBM.  We derive revenues primarily from the sale of PBM services in the United States and Canada.  Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services.  Tangible product revenue generated through both our PBM and non-PBM segments represented 98.1% of revenues for the three months ended September 30, 2005 as compared to 98.4% for the same period of 2004 and 98.3% for the nine months ended September 30, 2005 as compared to 98.7% for the same period of 2004.

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

FACTORS AFFECTING ESTIMATE
We record allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience.  Our estimate could be impacted by changes in economic and market conditions as well as changes to our customers’ financial condition.

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

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2005	Increase/ (Decrease)	2004	2005	Increase/ (Decrease)	2004

Product revenues
Network revenues	$2,206,553	(3.3)%	$2,283,010	$6,830,902	(2.2)%	$6,985,738
Home delivery revenues	1,520,231	9.0%	1,395,336	4,473,390	13.4%	3,945,653
Service revenues	38,516	34.4%	28,661	110,695	58.9%	69,648
Total PBM revenues	3,765,300	1.6%	3,707,007	11,414,987	3.8%	11,001,039
Cost of PBM revenues	3,489,104	0.1%	3,484,928	10,622,053	2.5%	10,357,941
PBM Gross Profit	276,196	24.4%	222,079	792,934	23.3%	643,098
PBM SG&A expenses	127,639	0.5%	127,008	373,758	19.8%	311,927
PBM operating income	$148,557	56.3%	$95,071	$419,176	26.6%	$331,171

Network claims increased by 14.9 million and 46.3 million claims, respectively, in the three and nine months ended September 30, 2005 over the three and nine months ended September 30, 2004.  The increase in network claims for the three and nine months ended September 30, 2005 as compared to 2004 is primarily due to increased volume resulting from the implementation of our contract with the DoD TRICARE Retail Pharmacy (“TRICARE”) program in June 2004.  Note that revenues for the TRICARE program are included in service revenue (see discussion below).

The $76.5 million, or 3.3%, decrease in network pharmacy revenues in the three months ended September 30, 2005 as compared to the same period of 2004 is attributable to the following factors:
•
Network pharmacy revenues decreased $96.7 million in the three months ended September 30, 2005, as compared to the same period of 2004 as a result of a higher mix of generic claims and a 2.7% increase in the average co-payment per retail pharmacy claim.  Generic claims made up 55.6% of total network claims in the three months ended September 30, 2005 as compared to 52.6% of total network claims for the same period of 2004.  As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

•	These factors were partially offset by an increase in pharmacy claims, resulting in a $20.2 million increase in overall network pharmacy revenues.

The $154.8 million, or 2.2%, decrease in network pharmacy revenues in the nine months ended September 30, 2005 as compared to the same period of 2004 is attributable to the following factors:
•
Network pharmacy revenues decreased $269.2 million in the nine months ended September 30, 2005, as compared to the same period of 2004 as a result of a higher mix of generic claims and a 2.1% increase in the average co-payment per retail pharmacy claim.  Generic claims made up 55.0% of total network claims in the nine months ended September 30, 2005 as compared to 51.2% of total network claims for the same period of 2004.  As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

•	These factors were partially offset by an increase in pharmacy claims, resulting in a $114.4 million increase in overall network pharmacy revenues.

The $124.9 million, or 9.0%, increase in home delivery revenues in the three months ended September 30, 2005 as compared to the same period of 2004 is attributable to the following factors:
•	Growth of our specialty pharmacy business contributed to an $87.3 million increase in home delivery revenues for the three months ended September 30, 2005 over the same period of 2004.
•
Excluding our specialty pharmacy business, we processed an additional 0.3 million claims in the three months ended September 30, 2005 as compared to the same period of 2004.  The increase in home delivery claim volume is primarily due to greater usage of our home delivery pharmacies by members of existing clients.  This increase in volume resulted in a $38.3 million increase in home delivery revenues.

•
Excluding our specialty pharmacy business, a decrease in the average home delivery revenue per claim reduced revenues by $0.7 million in the third quarter of 2005 over the same period in 2004.  The decrease in average home delivery revenue per claim is primarily due to a higher mix of generic claims.  Our generic fill rate increased to 43.4% in the third quarter of 2005 as compared to 40.8% for the third quarter of 2004.  Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications (e.g. therapies for diabetes, high cholesterol, etc.) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

The $527.7 million, or 13.4%, increase in home delivery revenues in the first nine months of 2005 as compared to the same period of 2004, is attributable to the following factors:
•
Growth of our specialty pharmacy business contributed to a $339.1 million increase in home delivery revenue for the nine months ended September 30, 2005 over the same period of 2004.  This increase is partially due to an additional month of claims and revenues in 2005, as well as the growth of CuraScript as it increases its penetration into the existing ESI book of business.

•
Excluding our specialty pharmacy business, we processed an additional 1.5 million claims in the nine months ended September 30, 2005 as compared to the same period in 2004, resulting in a $192.7 million increase in home delivery revenues.  The increase in home delivery volume is primarily due to the increased usage of our home delivery pharmacies by members of existing clients.

•
Excluding our specialty pharmacy business, a decrease in the average home delivery revenue per claim reduced revenues by $4.1 million for the nine months ended September 30, 2005 over the same period in 2004.  The decrease in average home delivery revenue per claim is primarily due to a higher mix of generic claims.  Our generic fill rate increased to 43.4% for the nine months ended September 30, 2005 from 39.6% for the same period of 2004.  Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications (e.g. therapies for diabetes, high cholesterol, etc.) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks.  The $9.9 million, or 34.4%, increase in PBM service revenues for the three months ended September 30, 2005, as compared to the same period in 2004, is primarily due to increased revenues resulting from the implementation of the TRICARE contract in June 2004.

The $41.0 million, or 58.9%, increase in PBM service revenues in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is primarily due to the implementation of the TRICARE contract in June 2004.  This increase was partially offset by a payment of $5.5 million received in the first quarter of 2004 in connection with the early termination by a client in 2001.

PBM cost of revenues increased $4.1 million, or 0.1%, and $264.1 million, or 2.5%, in the three and nine months ended September 30, 2005 as compared to the same periods in 2004 primarily as a result of the following:
•
The addition of our specialty pharmacy business in January 2004 resulted in increases of $82.3 million and $321.8 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004, primarily due to the growth of CuraScript.  In addition, an additional month of Curascript claims and revenues was included in the nine months ended September 30, 2005, as compared to the same period of 2004.

•
Excluding our specialty pharmacy business, increases in network and home delivery claims volume resulted in higher PBM cost of revenues of $36.6 million and $198.3 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004.

•
These increases were partially offset by the net decreases in the average cost per claim and a higher mix of generic claims, which decreased cost of revenues by approximately $114.7 million and $256.0 million in the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004.  The decrease in average cost per claim is due principally to reductions in our acquisition cost for retail pharmacy services and home delivery inventory.  These cost reductions are expected to benefit future periods as well.

Our PBM gross profit increased $54.1 million, or 24.4%, and $149.8 million, or 23.3%, respectively, for the three and nine months ended September 30, 2005.  Increases in gross profit result from our ability to successfully reduce our acquisition costs of drugs, from the streamlining of operations, and from higher rebate revenues, which were partially offset by increases in the portion of rebates that we share with our clients.  In addition, the increase in gross profit for the nine months ended September 30, 2005 was partially offset by a $5.5 million termination payment received in the first quarter of 2004.

Selling, general and administrative expenses (“SG&A”) increased $0.6 million, or 0.5%, and $61.8 million, or 19.8%, respectively, in the three and nine months ended September 30, 2005 over the same periods of 2004.  This is primarily attributable to the following factors:

•
Increased spending of $11.1 million and $44.3 million in the three and nine months ended September 30, 2005 as compared to the same periods of 2004, on costs to improve the operation and the administrative functions supporting the management of the pharmacy benefit, primarily through increased management incentive compensation.

•
For the three and nine months ended September 30, 2005, professional fees increased $10.1 million and $25.5 million, respectively, as compared to the same periods of 2004 primarily due to increased legal fees.

•
Increased bad debt expense of $1.5 million and $6.7 million in the three and nine months ended September 30, 2005 as compared to the same periods of 2004, related to an increase in the allowance for receivables from our clients’ members.

•	Partially offsetting the increases noted above, prior year SG&A included a $25.0 million charge recorded in the third quarter to increase legal reserves.

In addition to the increases in SG&A above, we also incurred expenses related our Medicare Part D Program in the third quarter of 2005, and we expect spending to continue to increase in the fourth quarter of 2005.

PBM operating income increased $53.5 million, or 56.3%, and $88.0 million, or 26.6%, respectively, in the three and nine months ended September 30, 2005 over the same period of 2004.

NON-PBM OPERATING INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2005	Increase/ (Decrease)	2004	2005	Increase/ (Decrease)	2004
Product revenues	$46,005	42.9%	$32,199	$123,168	30.5%	$94,374
Service revenues	36,337	27.6%	28,484	92,863	16.7%	79,597
Total Non-PBM revenues	82,342	35.7%	60,683	216,031	24.2%	173,971
Non-PBM cost of revenues	65,338	38.0%	47,352	174,054	27.7%	136,350
Non-PBM Gross Profit	17,004	27.6%	13,331	41,977	11.6%	37,621
Non-PBM SG&A expense	4,428	16.6%	3,798	13,293	22.6%	10,846
Non-PBM operating income	$12,576	31.9%	$9,533	$28,684	7.1%	$26,775

Non-PBM product revenues increased $13.8 million, or 42.9%, and $28.8 million, or 30.5%, respectively, for the three and nine months ended September 30, 2005 over the same periods of 2004.  This is mainly due to a higher mix of specialty distribution volumes in which we include ingredient cost of pharmaceuticals dispensed in our revenues, including two new specialty distribution contracts in 2005.  Non-PBM service revenues increased $7.9 million, or 27.6%, and $13.3 million, or 16.7%, respectively, for the three and nine months ended September 30, 2005.  The increase is due in large part to an increase in existing client volumes as well as higher volumes under our RxOutreach program.

Non-PBM cost of revenues increased $18.0 million, or 38.0%, and $37.7 million, or 27.7%, respectively, in the three and nine months ended September 30, 2005 as compared to the same periods of 2004, mainly due to the additional volume in sample card programs where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our Non-PBM revenues and cost of revenues (as discussed above).  Gross profit increased $3.7 million, or 27.6%, and $4.4 million, or 11.6%, for the three and nine months ended September 30, 2005 as compared to the same periods of 2004.

Non-PBM SG&A increased $0.6 million, or 16.6%, and $2.4 million, or 22.6%, respectively, for the three and nine months ended September 30, 2005 as compared to the same time periods of 2004.  This is primarily due to an increase in marketing expenditures related to the RxOutreach program and increased sales expenses.

Non-PBM operating income increased $3.0 million, or 31.9%, and $1.9 million, or 7.1%, respectively, during the three and nine months ended September 30, 2005 as compared to the same periods of 2004.

OTHER (EXPENSE) INCOME

In February 2001, we entered into an agreement with AdvancePCS (now owned by Caremark RX, Inc.) and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans.  We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years, with approximately $19.2 million invested through September 30, 2005.  We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations.  Our percentage of RxHub’s loss for the three and nine months ended September 30, 2005 was $0.6 million ($0.4 million, net of tax) and $1.9 million ($1.3 million, net of tax), respectively, compared to $1.0 million ($0.6 million, net of tax) and $3.8 million ($2.3 million, net of tax) for the same periods of 2004.

For the three and nine months ended September 30, 2005, net interest expense decreased $1.8 million, or 52.8%, and $27.7 million, or 79.9%, respectively, as compared to the same periods in 2004, resulting from the refinancing of our entire credit facility during the first quarter of 2004 (see “—Bank Credit Facility”).

PROVISION FOR INCOME TAXES

Our effective tax rate decreased to 36.0% and 34.2% for the three and nine months ended September 30, 2005, as compared to 38.2% and 38.3%, respectively, for the same periods of 2004.  The decrease in effective tax rate for the three months ended September 30, 2005 reflects a non-recurring net tax benefit of $1.5 million resulting primarily from the recognition of expected tax benefits associated with certain subsidiary losses generated in prior years.  The decrease in the effective tax rate for the nine months ended September 30, 2005 reflects the following non-recurring items:
•	In the second quarter of 2005 we recorded a $10.2 million net tax benefit relating to a change in the apportionment of our income for state income tax purposes
•
As a result of the recognition of expected state tax benefits associated with prior-year subsidiary losses, we recorded net tax benefits of $2.3 million and approximately $1.5 million (as mentioned above) in the first and third quarters of 2005.

Excluding the $14.0 million non-recurring net tax benefits, the effective tax rate for the nine months ended September 30, 2005 would have been 37.4%.

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended September 30, 2005 increased $39.8 million, or 64.2%, over the same period of 2004.  Net income increased $91.7 million, or 46.5%, for the nine months ended September 30, 2005 over the same period of 2004.

Basic and diluted earnings per share increased 70.7% and 70.0%, respectively, for the three months ended September 30, 2005 over the same period of 2004.  Basic and diluted earnings per share increased 53.1% and 53.2%, respectively, for the nine months ended September 30, 2005, over the nine months ended September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the nine months ended September 30, 2005, net cash provided by operations increased $227.8 million to $531.1 million from $303.3 million during the nine months ended September 30, 2004.  This increase reflects a $128.1 million increase from net changes in our working capital components, increased earnings of $91.7 million, and a $9.1 million increase in depreciation and amortization, partially due to the acquisition of CuraScript in January 2004.  The increase from changes in our working capital components primarily consists of a $64.6 million increase due to a lower accounts receivable balance, a $39.9 million increase due to improved inventory management, and a $16.6 million increase resulting from the timing of payments to vendors.  Partially offsetting these increases was a $1.1 million reduction from changes in non-cash adjustments to net income.

Our capital expenditures for the nine months ended September 30, 2005 decreased $0.8 million, or 2.5%, as compared to the same period of 2004.  We intend to continue to invest in technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

We are developing a new Patient Care Contact Center in Pueblo, Colorado which will be completed during the fourth quarter of 2005.  To date, we have expensed approximately $3.0 million and capitalized approximately $5.0 million for this project (net of reimbursements from the city of Pueblo and state of Colorado).  Total 2005 expenditures for the project are expected to range from $11.0 million to $13.0 million, of which approximately $4.0 million to $6.0 million will be expensed and approximately $7.0 million will be capitalized.  We expect that a portion of these expenditures will be reimbursed by the city of Pueblo and the state of Colorado, and that such reimbursements will reduce the amount capitalized for this project.

CHANGES IN BUSINESS

On October 14, 2005, we purchased the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion.  Priority, headquartered near Orlando, Fla., is among the nation’s largest specialty pharmacy and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005.  This acquisition is expected to enhance our specialty pharmacy business.  The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility.  As a result of this refinancing, we will write off approximately $3.5 million of deferred financing fees relating to our existing credit facility in the fourth quarter of 2005.

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

Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired.  In addition, we evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of other intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.  No such impairment existed at September 30, 2005 or December 31, 2004.

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

During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17.0 million to PCA in the form of a revolving line of credit available through December 31, 2005.  Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives.  PCA will utilize the revolving line of credit to fund its operating expenditures.  NACDS has agreed to guarantee $2.0 million on the revolving line of credit.  As of September 30, 2005, we have loaned PCA $14.6 million, and have received $2.9 million in interest and principal payments.

In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA’s success in enrolling new members for its Medicare discount program.  Enrollment as of September 30, 2005 is approximately 254,000 members. Because 2004 enrollment and utilization was lower than expected, the outstanding balance of our receivable from PCA was fully reserved at the end of 2004.

BANK CREDIT FACILITY

On February 13, 2004, we refinanced our entire credit facility, negotiating an $800.0 million credit facility with a bank syndicate which includes $200.0 million of Term A loans, $200.0 million of Term B loans and a $400.0 million revolving credit facility.  At September 30, 2005, our credit facility consisted of $170.0 million of Term A loans, $197.0 million of Term B loans and a $400.0 million revolving credit facility (of which no debt was outstanding at September 30, 2005).  During the third quarter of 2005, we made scheduled payments on our Term A and Term B loans totaling $5.0 million and $0.5 million, respectively.

Our credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin.  The margin on the Term A loans and on amounts outstanding under the revolving credit facility is dependent on our credit rating and our ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The Term B loan interest is based on the LIBOR or alternative base rate options plus a margin of 1.5% or 0.25% per annum, respectively.  Under our credit facility we are required to pay commitment fees on the unused portion of the $400.0 million revolving credit facility ($400.0 million at September 30, 2005).  The commitment fee will range from 0.2% to 0.5% depending on our credit rating and our consolidated leverage ratio.  The commitment fee is currently 0.25% per annum.

At September 30, 2005, the weighted average interest rate on the facility was 5.03%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase and dividends we may pay.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At September 30, 2005, we were in compliance with all covenants associated with our credit facility.

In October 2005, we refinanced our entire credit facility with a new $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility.  The proceeds from the $2.2 billion credit facility were used to finance the Priority acquisition and to prepay borrowings on the Term A Loan outstanding under our existing credit facility.  The newly established $600.0 million revolving credit facility is also available for general corporate purposes.

Our new credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin.  The margin over LIBOR will range from 0.50% to 1.125%, depending on our consolidated leverage ratio or our credit rating.  The margin over the base rate will range from 0% to 0.125% depending upon our consolidated leverage ratio.  Initially, the margin over LIBOR will be 0.75% per annum.  Under our new credit facility we are required to pay commitment fees on the unused portion of the $600 million revolving credit facility.  The commitment fee will range from 0.10% to 0.25% depending on our consolidated leverage ratio or our credit rating.  Initially, the commitment fee will be 0.15% per annum.  At October 19, 2005, the weighted average interest rate on the new facility was 4.9%.  Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.

The following represents the schedule of current maturities for our long-term debt, reflecting the increase in debt related to the Priority acquisition in October 2005 and the refinancing of our bank credit facility in October 2005 (amounts in thousands):

Year Ended December 31,
2005	$40,000
2006	160,000
2007	180,000
2008	260,000
2009	420,000
Thereafter	540,000
$1,600,000

CONTRACTUAL OBLIGATIONS

The following table sets forth our schedule of maturities of our long-term debt and future minimum lease payments due under noncancellable operating leases as of September 30, 2005 (in thousands):

	Payments Due by Period as of September 30,
Contractual obligations	Total	2005	2006 - 2007	2008 - 2009	After 2009

Long-term debt (1)	$367,507	$5,500	$69,112	$245,112	$47,783
Future minimum lease payments (2)	106,009	6,070	44,328	22,961	32,650

Total contractual obligations	$473,516	$11,570	$113,440	$268,073	$80,433

(1) As a result of our financing activities subsequent to September 30, 2005, including the addition of a Term A loan to partially finance the Priority acquisition, borrowing on our revolving credit facility and the refinancing of our bank credit facility (see “—Bank Credit Facility”), maturities on our long-term debt have changed.  As of October 14, 2005, the effective date of our bank credit facility refinancing, we are required to make long-term debt principal payments totaling $40.0 million in 2005, $160.0 million in 2006, $180.0 million in 2007, $260.0 million in 2008, $420.0 million in 2009, and $540.0 million after 2009.

(2) In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia.  At September 30, 2005, our lease obligation is $13.5 million.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

OTHER MATTERS

In June 2005, the FASB issued Financial Accounting Standard (“FAS”) No. 154, “Accounting Changes and Error Corrections”, which superceded Accounting Principles Board No. (“APB”) 20, “Accounting Changes”.   APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  In contrast, FAS 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable.  In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the implementation of FAS 154 to have an impact on our consolidated results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At September 30, 2005, we had $367.5 million of obligations which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $3.7 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

During the third quarter ended September 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

    We and/or the Company’s subsidiary, NPA, are defendants in several lawsuits that purport to be class actions, which were described in our Annual Report on Form 10-K for the year ended December 31, 2004.  Each case seeks damages in an unspecified amount, and the allegations are such that the Company cannot at this time estimate with any certainty the damages that the plaintiffs seek to recover.  Because none of the cases has yet been certified by the court as a class action, we are unable to evaluate the effect that unfavorable outcomes might have on our financial condition or consolidated results of operations.  The following developments have occurred since the Annual Report:

•
International Association of Firefighters, Local No. 22, et al. v. National Prescription Administrators and Express Scripts, Inc.  (Cause No. L03216-02, Superior Court of New Jersey, Law Division, Camden County).  Plaintiff has voluntarily dismissed all remaining class action claims.  We no longer deem the case to have the potential to be material to us.

•
City of Paterson, et al. v. Benecard Prescription Services, et. al.  (Cause No. L-005908-02, Superior Court of New Jersey, Law Division, Camden County).  Following the filing of the dismissal of the claims by the Township of Hamilton, the settlement between the Township of Hamilton and co-defendant Benecard was not finalized.  The dismissal was withdrawn and we have renewed our motion for summary judgment.

•
Irwin v. AdvancePCS, et al.  (Cause No. RG030886393, Superior Court of the State of California for Alameda County).  Plaintiffs filed the second amended complaint and we filed a motion to dismiss the complaint.

•
North Jackson Pharmacy, Inc., et al. v. Express Scripts  (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama).  Plaintiffs have filed a motion for class certification.  We have filed a response opposing the motion.

•
People of the State of New York, et al v. Express Scripts, Inc.  (Cause No. 4669-04, Supreme Court of the State of New York, County of Albany)  The State of New York filed a motion with the appellate division for permission to appeal the stay issued by the trial court.  This motion was denied.

•
In re Express Scripts Securities Litigation  (Cause No. 4:04-CV-1009, United States District Court for the Eastern District of Missouri )  The shareholder lawsuit, Sylvia Childress, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01191, United States District Court for the Eastern District of Missouri) Lidia Garcia, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-1009, United States District Court for the Eastern District of Missouri); Robert Espriel, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01084, United States District Court for the Eastern District of Missouri); Raymond Hoffman, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01054, United States District Court for the Eastern District of Missouri); John R. Nicholas, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-1295, United States District Court for the Eastern District of Missouri); John Keith Tully, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01338, United States District Court for the Eastern District of Missouri), were consolidated. Plaintiffs have filed an amended complaint.

      The investigation by the U.S. Attorney’s Office in Boston, Massachusetts into certain of our business practices, including our formulary development process and our business relationships with certain group buying entities and pharmaceutical manufacturers continues.  From time to time we have received subpoenas requesting additional information.  We continue to cooperate with the investigation.

The investigation by the Kansas City, Missouri office of the DOL continues.  The Company has received an additional letter from the DOL requesting additional documents relating to various aspects of the Company’s business.  The Company continues to cooperate with the investigation.

We believe that our services and business practices are in compliance with all applicable laws, rules and regulations in all material respects, and we will cooperate fully with the government in these investigations.  We cannot predict the outcome of these matters at this time.  An unfavorable outcome in one or more of these matters could result in the imposition of monetary fines or penalties, or injunctive or administrative remedies, and we can give no assurance that such fines and remedies would not have a material adverse effect on our financial condition, our consolidated results of operation or our consolidated cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following is a summary of our stock repurchasing activity during the three months ended September 30, 2005 (share data in thousands):

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

7/1/2005 - 7/31/2005	-	$-	-	12,104
8/1/2005 - 8/31/2005	3,954	55.63	3,954	8,150
9/1/2005 - 9/30/2005	-	-	-	8,150
Third quarter 2005 total	3,954	$55.63	3,954

We have a stock repurchase program, originally announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 38.0 million shares.  There is no limit on the duration of the program.  Approximately 29.9 million of the 38.0 million total shares have been repurchased through September 30, 2005.  Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

Item 6.    Exhibits

(a) See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: October 26, 2005                      By:   /s/ George Paz
George Paz, Chief Executive Officer and
President

Date: October 26, 2005                     By:   /s/ Edward Stiften
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

10.1
Credit Agreement, dated as of October 14, 2005, among Express Scripts, Inc., Credit Suisse, as administrative agent, Citigroup Global Markets Inc., as syndication agent, Bank of Nova Scotia, Calyon New York Branch, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., The Royal Bank of Scotland plc, Sun Trust and Union Bank of California, as co−documentation agents and the lenders named therein, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2005.

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