Form 10-K
period 2005-12-31
EXPRESS SCRIPTS INC
filed 2006-02-23
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, OR
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

Common Stock, $0.01 par value
(Title of Class)

Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2005, was $7,250,871,541 based on 145,075,461 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $49.98 as reported on the Nasdaq National Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant and New York Life Insurance Company are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2006:	146,371,022	Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2005.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of our forward looking statements and associated risks in “Item 1 —Forward Looking Statements and Associated Risks” and "Item 1A —Risk Factors" in this Annual Report on Form 10-K.

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

Prescription drug costs, one of the fastest growing components of health care costs in the United States, accounted for approximately 12.2% of U.S. health care expenditures in 2005 and are expected to increase to about 15.5% in 2013 according to U.S. Centers for Medicare & Medicaid (“CMS”) estimates.  Based upon information included in our 2004 Annual Drug Trend report, described below under “Company Operations—Clinical Support,” annual per member unmanaged drug spending rose 10.6% in 2004.  In response to cost pressures being exerted on health benefit providers such as HMOs, health insurers, employers and unions, pharmacy benefit management (“PBM”) companies develop innovative strategies designed to keep medications affordable.

We help health benefit providers address access and affordability concerns resulting from rising drug costs.  We manage the cost of the drug benefit by performing the following functions:

•	evaluating drugs for price, value and efficacy in order to assist clients in selecting a cost-effective formulary;
•	leveraging purchasing volume to deliver discounts to health benefit providers;
•	promoting the use of generics and low-cost brands; and
•	offering cost-effective home delivery pharmacy and specialty services which result in drug-cost savings for plan sponsors and co-payment savings for members.

We work with clients, manufacturers, pharmacists and physicians to increase efficiency in the drug distribution chain, to manage costs in the pharmacy benefit, and to improve members’ health outcomes and satisfaction.

PBMs combine retail pharmacy claims processing, formulary management and home delivery pharmacy services to create an integrated product offering to manage the prescription drug benefit for payers.  Some PBMs now provide specialty services to provide treatments for diseases that rely upon high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies are unable to supply due to their high cost and sensitive handling and storage needs (“Specialty”).  PBMs also have broadened their service offerings to include disease management programs, compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and other distribution services.

Company Overview

We are one of the largest PBMs in North America and we provide a full range of pharmacy benefit management services, including retail drug card programs, home delivery pharmacy services, Specialty services, drug formulary management programs and other clinical management programs for thousands of client groups that include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs.

Our PBM services include:

•	retail network pharmacy management
•	home delivery pharmacy services
•	benefit design consultation
•	drug utilization review
•	formulary management programs
•	disease management
•	compliance and therapy management programs for our clients

Our Specialty services include:

•	patient care and direct specialty home delivery of injectible and infusion biopharmaceutical products to patients
•	distribution of infusion drugs to patient homes, physician offices and infusion centers
•	distribution of pharmaceuticals and medical supplies to providers and clinics
•	third party logistics services for contracted pharma clients
•	fertility services to providers and patients
•	bio-pharma services including reimbursement and customized logistics solutions

Specialty services do not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks.  These prescriptions are reflected in PBM retail pharmacies participating in our networks.

Pharma Business Solutions (“PBS”) services include:

•	distribution of pharmaceuticals to low-income patients through pharmaceutical manufacturer-sponsored and company-sponsored generic patient assistance programs
•	distribution of pharmaceuticals requiring special handling or packaging
•	distribution of sample units to physicians and verification of practitioner licensure through our wholly owned subsidiary, Phoenix Marketing Group, LLC (“PMG”)

Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, home delivery pharmacy services and Specialty services.  In 2005, 2004 and 2003, revenues from the delivery of prescription drugs to our members represented 98.2% of revenues in 2005, and 98.6% of revenues in 2004 and 2003.  Revenues from services, such as the administration of some clients’ retail pharmacy networks, sample distribution services and certain services provided by our PBS subsidiary comprised the remainder of our revenues.

Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through four home delivery fulfillment pharmacies and thirty-three specialty drug pharmacies that we operated as of December 31, 2005.  More than 58,000 retail pharmacies, representing more than 98% of all United States retail pharmacies, participate in one or more of our networks.  In 2005, we processed 437 million network pharmacy claims and dispensed 40 million home delivery pharmacy prescriptions.  We also dispensed 5 million PBS and Specialty claims.

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

Products and Services

Pharmacy Benefit Management Services

Overview.  Our PBM services involve the management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies.  We offer our PBM services to our clients in the United States and Canada.  Our PBM services include:

•	retail network pharmacy management
•	home delivery pharmacy services
•	benefit design consultation
•	drug utilization review
•	formulary management programs
•	disease management
•	compliance and therapy management programs for our clients

We consult with our clients to assist them in selecting plan design features that balance the client’s requirements for cost control with member convenience.  For example, some clients receive a smaller discount on pricing in the retail pharmacy network or home delivery pharmacy in exchange for receiving all or a larger share of the pharmaceutical manufacturer rebates.  Other clients receive a greater discount on pricing at the retail pharmacy network or home delivery pharmacy in exchange for a smaller share of the pharmaceutical manufacturer rebates.

During 2005, 88.2% of our revenues were derived by our PBM operations, compared to 94.3% and 98.5% during 2004 and 2003, respectively.  This decrease is mainly due to the acquisition of Priority in 2005 and the continued growth of CuraScript.  These entities comprise our Specialty segment.  The number of retail pharmacy network claims processed and home delivery pharmacy claims dispensed increased to 437 million and 40 million, respectively, in 2005 from 399 million and 38 million claims, respectively, in 2004.

Retail Pharmacy Network Administration.  We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage.  In the United States, we negotiate with pharmacies to discount the price at which they will provide drugs to members.  We manage nationwide networks in the United States that are responsive to client preferences related to cost containment and convenience of access for members.  We also manage networks of pharmacies that are customized for or under direct contract with specific clients.  In addition, we have contracted Medicare Part D provider networks that are intended to comply with or exceed CMS access requirements for the Medicare Part D Prescription Drug Program.  We manage one nationwide claims network in Canada.

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

Home Delivery Pharmacy. As of December 31, 2005, we operated four home delivery pharmacies located in Maryland Heights, Missouri; Albuquerque, New Mexico; Bensalem, Pennsylvania; and Tempe, Arizona.  In addition to the front-end order processing that occurs at our home delivery pharmacies, we also operate two standalone front-end order processing facilities in Troy, New York and Harrisburg, Pennsylvania.  Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale.  Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, we believe we are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks.

Patient Care Contact Centers.  Although we contract with health plans, the ultimate recipients of many of our services are the members of these health plans.  We believe that client satisfaction is dependent upon patient satisfaction.  Domestic patients can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained patient care advocates.

Benefit Plan Design and Consultation.  We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control.  The most common benefit design options we offer to our clients are:

•	financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, tiered co-payments, deductibles or annual benefit maximums
•	generic drug utilization incentives
•	incentives or requirements to use only certain network pharmacies or to order certain maintenance drugs (i.e. therapies for diabetes, high blood pressure, etc.) only by mail
•	reimbursement limitations on the amount of a drug that can be obtained in a specific period
•	by implementing utilization management programs such as Step Therapy and Prior Authorization, that focus the use of medications according to clinically developed algorithms

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

Our foremost consideration in the formulary development process is the clinical appropriateness of the drug.  In developing formularies, we first perform a rigorous assessment of the available evidence regarding the drug’s safety and clinical effectiveness.  No drug is added to the formulary until it is approved by our National Pharmacy & Therapeutics Committee (“P&T”) - a panel composed of nineteen independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations.  We fully comply with the Committee’s clinical recommendations.  The Committee does not consider any information regarding the discount or rebate arrangement that we might negotiate with the manufacturer in making its clinical recommendation.  This is designed to ensure that the clinical recommendation is not affected by our purchasing arrangements.  After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost-effectiveness.

We administer a number of different formularies for our clients that identify drugs whose use is encouraged through various benefit design features.  Historically, many clients selected a plan design that included an open formulary in which all drugs were covered by the plan.  Today, an increasing number of our clients are selecting formularies in which various financial or other incentives, such as three-tier co-payments, exist for the selection of formulary drugs over their non-formulary counterparts.  Some clients select closed formularies, in which benefits are available only for drugs listed on the formulary.  In 2005, about 69% of all claims fell into three-tier or closed categories compared to 60% for 2004 and 54% for 2003.  Use of formulary drugs can be encouraged in the following ways:

•	by restricting the formulary through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-formulary drug
•	by educating members and physicians with respect to benefit design implications
•	by promoting the use of lower cost generic alternatives
•	by implementing utilization management programs such as Step Therapy and Prior Authorization, that focus the use of medications according to clinically developed algorithms

We also provide formulary compliance services to our clients.  For example, if a doctor has prescribed a drug which is not on a client’s formulary, we notify the pharmacist through our claims processing system.  The pharmacist may then contact the doctor to attempt to obtain the doctor’s consent to change the prescription to the appropriate formulary product.  The doctor has the final decision-making authority in prescribing the medication.

We also offer innovative clinical intervention programs to assist and manage patient quality of life, client drug trend, and physician communication/education.  These programs encompass comprehensive point of service and retrospective drug utilization review, physician profiling, academic detailing, prior authorization, disease care management, and clinical guideline dissemination to physicians.

Rebate Programs.  We develop, manage and administer rebate programs that allow pharmaceutical manufactures to provide rebates on utilization of their products by members of our clients’ benefit plans.  The level to which a client may choose to receive a portion of the rebates paid to us by participating manufacturers varies by client (see “Products and Services - Pharmacy Benefit Management Services - Overview”).  In situations where we pay all or a portion of rebates to the client, our clients have a contractual right to audit our calculation of their rebate payment to ensure they have received the amount to which they are entitled.

The platform upon which our rebate programs are currently built is called the “preferred savings grid” or “PSG” program.  Under the PSG program, rebates are determined based on the characteristics of the formulary design selected by the client and their pharmacy benefit structure.  Historically, we have also managed a separate rebate program under which rebate amounts were determined based on the relative market share of each product.  In addition, beginning in 2006, rebates available on utilization of pharmaceutical products paid for under the federal Medicare Part D benefit will be captured through a rebate program specifically designed and operated for that purpose.  This Medicare Part D rebate program is designed based on the PSG program.  The amount of rebates generated by these types of programs is a function of the particular product dispensed and the level of utilization that occurs.  Manufacturers participating in our rebate programs pay us administrative fees in connection with the services and systems we provide through the rebate program.

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

Consumer Health and Drug Information.  We maintain a public website, www.DrugDigest.org, dedicated to helping consumers make informed decisions about using drugs.  During 2004, the Health on the Net Foundation granted DrugDigest.org Health On the Net ("HON") Code accreditation for providing reliable online health information.  In 2004 and 2005, it was rated among the best websites for unbiased drug information by Business Week, Reader’s Digest, the Wall Street Journal, The Webby Award and others.

Much of the information on DrugDigest.org is written by pharmacists - primarily doctors of pharmacy who are also affiliated with academic institutions.  All the materials used on DrugDigest.org are reviewed for accuracy and timeliness.  In 2005, DrugDigest.org expanded its interactive tools providing consumers an opportunity to take an even more active role in maintaining their own health.  The consumer-friendly information on DrugDigest.org includes:

•	a drug interaction checker
•	a drug side effect comparison tool
•	audible drug name pronunciations
•	comparisons of different drugs used to treat the same health condition
•	information on health conditions and their treatments
•	instructional videos showing administration of specific drug dosage forms
•	monographs on drugs and dietary supplements
•	photographs of pills and capsules
•	interactive care pathways and health risk assessments

Many features of DrugDigest.org are available in the limited-access member website at www.express-scripts.com.  The member website gives our clients’ members access to personalized current and, in many cases, previous drug histories.  Members can use the interactive tools from DrugDigest.org to check for drug interactions and find possible side effects for all of the drugs they take.

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

Additional tools that are available through www.express-scripts.com assist members in choosing and managing their prescription benefits.  In the member website, individual profiles include specific enrollment and copayment information.   Through Express Choice and Express Preview, members can compare benefit packages and estimate annual prescription costs before the plan’s benefit year begins.  They can determine how variables such as generic usage, mandatory mail programs and step therapy will affect their costs.  The separate Price Check feature informs members of current prescription costs based on exact benefit structures and also alerts members if more cost-effective options are available for the prescribed drug.

Specialty Services

Overview.  In 2005, our collective Specialty offering was greatly enhanced with the acquisition of Priority Healthcare (“Priority”).  Collectively under the CuraScript name, we now operate five integrated brands that service the patient through multiple paths: Payors, Providers and Pharma.  CuraScriptSP operates specialty pharmacies in eight states with primary operations located in Orlando, Florida.  These locations provide patient care and direct specialty home delivery to our patients.  CuraScriptIP, primarily based in Louisville, KY, sends infusion pharmaceuticals to multiple alternate pharmacy sites which then coordinate distributing the pharmaceuticals to patients’ homes, physicians’ offices and infusion centers.  CuraScriptSD provides specialty distribution of pharmaceuticals and medical supplies direct to providers and clinics, performs third-party logistics services for contracted pharmaceutical manufacturers and operates a Group Purchasing Organization (“GPO”) for many of our clients.  We currently operate CuraScriptSD specialty distribution centers located in Grove City, OH and Sparks, NV.  FreedomFP provides fertility services to both providers and patients and is located in Byfield, MA.  Finally, HealthBridge provides Bio-Pharma services including reimbursement and customized logistics solutions.  In total, the collective CuraScript brand diversely positions us solidly within the specialty market and truly serves as a pathway to the patient.

During 2005, 10.0% of our revenues were derived from Specialty services, compared to 4.1% during 2004.  This increase is mainly due to the acquisition of Priority in 2005 and the growth of CuraScript.

Patient Services.  Services to patients include coordinated delivery of specialty pharmaceuticals and management of multiple facets of a patient’s treatment which can include personal instruction on the self-administration of a patient’s therapy, clinical support, support with billing and reimbursement issues and a range of educational materials, including online information portals.  We employ a team of specialists including doctors of pharmacy, nurse clinicians, social workers, patient care coordinators and insurance specialists, who are involved in the care we provide to each patient.  We work closely with health care providers to monitor medications and dosages and our pharmacists screen each prescription for negative interactions.  We utilize clinically based CARELogic programs to provide therapy-specific care management of the injectible therapy, including appropriateness, compliance, dosing and cost control.  Our team of specialists is available to answer patients’ questions through our toll-free customer service center, including access to pharmacists 24 hours per day, 7 days a week.

Physician Services.  Through our CuraScriptsSD business unit we provide distribution services primarily to office and clinic-based physicians treating chronic disease patients who regularly order high-dollar-value pharmaceuticals.  We are able to provide to these physicians competitive pricing on pharmaceuticals and medical supplies.

Biotech Services.  In our June 2005 Specialty Pharmacy Management Guide and Trend Report, we reported at the end of 2004 there were more than 324 specialty drugs in clinical trials.  For new biopharmaceuticals being launched, we can provide biotech manufacturers product distribution management services.  We design strategies tailored to each product’s needs with a focus on identifying opportunities to educate the marketplace regarding drug effectiveness, proper utilization and payor acceptance.

We also provide a range of centralized supply chain services which can include sampling programs, patient assistance programs, and clinical trial assistance as well as specialized shipping and storage and customized dosing.

Payor Services.  We offer health plan providers and their members customized disease-specific treatment programs which cover both pharmacy and medical benefits.  In addition to helping payors design a customized plan, we assist with eligibility review, prior authorization coordination, monitoring and reporting of patient therapy adherence as well as electronic claims processing and billing.  Our monitoring and reporting of patient therapy includes clinical tracking, plan-specific reports, and provider treatment and dispensing patterns.  We are able to provide a clinical and financial picture of plan members with chronic illnesses which measures pharmacy expenses and patients’ treatment progress.

We have developed a comprehensive oncology program, OncoScripts, whereby we work with managed care organizations to help manage the cost of chemotherapy drugs and injectibles infused in physician offices and cancer centers.  We help managed care organizations develop a specific formulary based on the latest economic and clinical data.  Our services include clinical review of ordered drugs prior to dispensing and shipment based on dosing standards and protocols set by American Society of Clinical Oncology guidelines and specific stability standards established by the pharmaceutical manufacturer.  We also provide access to utilization and cost reports that can be customized based on customer needs.

PBS Services

In addition to PBM and Specialty services, we also provide certain services through our PBS unit including:

•	distribution of pharmaceuticals to low-income patients through manufacturer-sponsored and company-sponsored generic patient assistance programs
•	distribution of pharmaceuticals requiring special handling or packaging on behalf of pharmaceutical manufacturers
•	distribution of sample units to physicians and verification of practitioner licensure through our wholly owned PMG subsidiary

During 2005, 1.9% of our revenues were derived from PBS services, compared to 1.6% and 1.5% during 2004 and 2003, respectively.

Express Scripts Specialty Distribution Services (“SDS”).  We provide specialty distribution services, consisting of the distribution of, and creation of a database of information for, products requiring special handling or packaging, products targeted to a specific physician or patient population, and products distributed to low-income patients.  Our services include eligibility, fulfillment, inventory, insurance verification/authorization and payment.  Specialty distribution revenues are derived from administrative fees received from drug manufacturers and from buying and selling pharmaceuticals.  We also administer sample card programs for certain manufacturers where the ingredient costs of pharmaceuticals dispensed from retail pharmacies are included in revenues, as well as costs of revenues.  SDS services are provided from our Maryland Heights, Missouri facility.

Phoenix Marketing Group.  PMG is a leader in sample accountability, database management and practitioner verification services for the pharmaceutical industry, operating the nation’s largest prescription drug sample fulfillment business.

Segment Information.

Information regarding our segments appears in Note 11 of the notes to our consolidated financial statements.  Effective in October 2005, we began managing our Specialty business as a separate operating segment. Previously, our Specialty business was part of our domestic PBM operating segment. The change is primarily due to the acquisition of Priority (see “—Overview”) on October 14, 2005. As described above, our Specialty segment consists of our CuraScript (acquired in January 2004) and Priority businesses.

Suppliers

Home Delivery Pharmacy Suppliers.  We maintain a large inventory of brand name and generic pharmaceuticals in our home delivery pharmacies.  If a drug is not in our inventory, we can generally obtain it from a supplier within one business day.  We purchase our pharmaceuticals either directly from manufacturers or through wholesalers.  Currently, approximately 95% of our branded pharmaceutical purchases by our PBM segment are through one wholesaler.  Generic pharmaceuticals are generally purchased directly from manufacturers.  We believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available.

Specialty Suppliers.  We maintain a large inventory of biopharmaceutical and biotech injectibles in our specialty pharmacies along with other high cost oral agents used to treat patients with rare or chronic disease.  If a drug is not in our inventory, we can generally obtain it from a supplier within one business day.  We purchase our pharmaceuticals either directly from manufacturers or through wholesalers.  Currently, approximately 75% of our purchases by our Specialty segment are through one wholesaler.  Due to the unique nature of the specialty market, the services patients require and our reach nationally, we are able to purchase and supply most of the current limited distributed drugs.

Clients

We are a provider of PBM services to several market segments and our clients include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs.  We provide Specialty services to customers who include office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists, third party payors and patients.

Our top five clients represented 23.6%, 22.8%, and 17.8% of revenues during 2005, 2004 and 2003 respectively.  None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2005, 2004 or 2003.

Medicare Prescription Drug Coverage

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act.  As of January 1, 2006, eligible Medicare beneficiaries are able to obtain prescription drug coverage under Part D by enrolling in a prescription drug plan (“PDP”) or a “Medicare Advantage” plan that offers prescription drug coverage (an “MA-PD”).  Employers offering eligible prescription drug coverage for their Medicare-eligible retirees can receive a subsidy payment under Part D for a portion of the costs associated with providing such coverage to beneficiaries who do not enroll in a PDP or MA-PD.

Our services support clients who have elected to become a PDP or an MA-PD.  Our services also support the needs of employers seeking subsidy payments available under Part D for coverage provided to their Medicare-eligible retirees.  We provide PBM services to these clients as well as new Part D functions that include managing member true out of pocket costs (“TrOOP”), creation of the prescription data event (“PDE”), medication therapy management (“MTM”) services, and various reporting required by CMS.  In addition, we have filed a Notice of Intent to become a PDP sponsor in 2007 and are evaluating our options in this regard.

The MMA also implemented a short-term prescription drug discount card program to provide certain Medicare beneficiaries with access to discounts and, in some cases, federally-funded assistance, in connection with their prescription drug purchases during 2004, 2005 and the beginning of 2006.  Together with the National Association of Chain Drug Stores (“NACDS”), beginning in 2004, we sponsored a Medicare-endorsed prescription drug discount card through Pharmacy Care Alliance, Inc. (“PCA”), a jointly controlled organization.  We provide PBM services to PCA, including the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of claims.  We will continue to support the PCA card through termination of the program in May 2006. Currently, we have filed a Notice of Intent to become a PDP sponsor in 2007 and are evaluating our options.

Acquisitions and Joint Ventures

On October 14, 2005, we acquired the capital stock of Priority Healthcare Corporation, Inc. (“Priority”) in a cash transaction for $28 per share, or approximately $1.3 billion.  The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority.  Priority, headquartered in Lake Mary, Florida, is among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005.  This acquisition is expected to enhance our Specialty business.  The $1.3 billion purchase price was financed with approximately $167 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility.  As a result of this refinancing, we wrote-off approximately $4 million in deferred financing fees relating to our prior credit facility in the fourth quarter of 2005.

Aetna Specialty Pharmacy, a joint venture existing between Priority and Aetna, Inc. (“Aetna”), was 60% owned by Priority and 40% by Aetna.  Upon a change in control of Priority, the joint venture agreement provided Aetna with an option to purchase Priority’s 60% ownership share of the joint venture.  Aetna exercised its option and on December 30, 2005 purchased Priority’s 60% ownership share of Aetna Specialty Pharmacy.  The gain on the assets sold, which was not material, reduced the amount of goodwill we recorded through the Priority acquisition.

On January 30, 2004, we purchased the capital stock of CuraScript, Inc. (“CuraScript”) for a purchase price of approximately $333 million.  CuraScript is one of the nation’s largest Specialty services companies, serving over 175 managed care organizations, 30 Medicaid programs and the Medicare program, and operating seven specialty pharmacies throughout the United States.  The acquisition enhances our ability to provide comprehensive clinical services in many disease states.

Company Operations

General.  As of December 31, 2005, we operated four home delivery pharmacies, two standalone front-end processing centers, and nine patient contact centers out of leased and owned facilities; and our Specialty segment operated thirty-three specialty drug pharmacies.  Electronic pharmacy claims processing takes place at facilities owned by EDS and by IBM.  At our Canadian facilities, we have sales and marketing, client services, pharmacy help desk, clinical, provider relations and certain management information systems capabilities.

Sales and Marketing.  In the United States, our sales managers and directors market and sell PBM services, supported by a team of client-service representatives, clinical pharmacy managers and benefit analysis consultants.  This team works with clients to make prescription drug use safer and more affordable.  A dedicated sales staff cross-markets Specialty services to our PBM clients.  In addition, sales personnel dedicated to our Specialty business unit use direct marketing to generate new customers and solidify existing customer relationships.  In Canada, marketing and sales efforts are conducted by our staff based in Mississauga, Ontario.

Client and Patient Services.  Although we contract with health plans, the ultimate recipients of many of our services are the members of these health plans.  We believe that client satisfaction is dependent upon member satisfaction.  Domestic members can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained member service representatives.

Provider Relations.  Our Provider Relations group is responsible for contracting and administering our pharmacy networks.  To participate in our retail pharmacy networks, pharmacies must meet certain qualifications, including the requirement that all applicable state and/or licensing requirements are being maintained.  Pharmacies can contact our pharmacy help desk toll-free, 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for our clients’ members.  In addition, our Provider Relations group audits pharmacies in the retail pharmacy networks to determine compliance with the terms of their contracts.

Clinical Support for our PBM services is provided by our staff of pharmacists and physicians.  Assisted by experienced data analysts and a research team, these health professionals are responsible for pharmacy services such as the drug pipeline, emerging safety issues, drug information services, drug evaluation, formulary management, utilization management, and clinical interventions with physicians, pharmacists, and members.  These health professionals also interact with our P&T Committee - an independent group of practicing physicians that consists of generalists and specialists - to ensure that decisions are evidence-based, clinically sound, and meet current practice standards.

The mission of our Research Team is to conduct timely, rigorous and objective research that supports evidence-based pharmacy benefit management.  Using pharmacy and medical claims data together with member surveys, the research department conducts studies to evaluate clinical, economic and member impact of pharmacy benefits.  Topics of ongoing interest center on the impact of clinical offerings, the evolution of pharmacy benefit designs and the cost-effectiveness of drug therapies.  For example, the release of our 2004 Drug Trend Report in June 2005 marked our eighth consecutive year of tracking prescription drug trends.  Based on a large sample of our membership, the Report not only examines trends in pharmaceutical utilization and cost, it also investigates the factors that underlie those trends.  The current Drug Trend Report and results of our other studies are shared at our annual Outcomes Conference.  We also present at other client forums, speak at professional meetings and publish in health-related journals.

Information Technology.  Our Information Technology department supports our pharmacy claims processing systems, our specialty pharmacy systems and other management information systems that are essential to our operations.  Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us.  Claims for our PBM segment are presently processed in the US through systems which are maintained, managed and operated domestically by EDS.  Canadian claims are processed through systems maintained, managed and operated by IBM.  We have substantial capacity for growth in our US and Canadian claims processing facilities.

Specialty pharmacy operations are supported by multiple pharmacy systems which are maintained, managed and operated internally.  We are currently in the process of standardizing our Specialty operations on a common application and platform.  Integration to a single Specialty platform is expected to be completed by the end of 2006.

Disaster recovery services for certain of our systems are provided through our EDS services agreement and SunGard Recovery Services.  For systems not covered by these outsourcing arrangements, disaster recovery and business continuity planning is managed internally under our corporate disaster recovery programs.

Competition

We believe the primary competitive factors in each of our businesses are price, quality and scope of service.  We believe our principal competitive advantages are our strong managed care and employer group customer base that supports the development of more sophisticated PBM services, and our commitment to provide flexible and distinctive service to our clients.

There are other PBMs in the United States, many of which are smaller than us and offer their services on a local or regional basis.  We also compete with a number of large, national companies, including Medco Health Solutions, Inc. (“Medco”) and CaremarkRx, Inc. (“Caremark”), as well as large health insurers and certain HMOs which have their own PBM and Specialty capabilities.  Several of these competitors may have greater financial, marketing and technological resources than us.

Consolidation, including the acquisitions of AdvancePCS by Caremark in 2004 and of Accredo Health, Inc. by Medco in 2005, has been, and may continue to be an important factor in the PBM and Specialty industries.  We believe the size of our membership base provides us with the necessary economies of scale to compete effectively in a consolidating market.

Some of our PBM services, such as disease management services, compete with those being offered by pharmaceutical manufacturers, other PBMs, large national companies, specialized disease management companies and information service providers.  Our Specialty and PBS services compete with a number of large national companies as well as with local providers.

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

The federal anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services ("HHS"), and administrative bodies.  Because of the federal statute’s broad scope, federal regulations establish certain “safe harbors” from liability.  Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, certain payments for personal services, certain properly disclosed payments made by vendors to GPOs, and certain discount and payment arrangements with HMO risk contractors serving Medicaid and Medicare members.  A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge.  In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases.  Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion programs” in which benefits were given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another.  Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.  See Item 3 - Legal Proceedings for discussion of current proceedings relating to these laws or regulations.

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

State Self-Referral Laws.  Our home delivery services may also be subject to statutes and regulations that prohibit payments for referral of individuals from or by physicians to health care providers with whom the physicians have a financial relationship.  These state laws and their exceptions may vary from the federal Stark Law and vary significantly from state to state.  Some of these state statutes and regulations apply to items and services reimbursed by private payors.  Violation of these laws may result in prohibition of payment for items or services provided, loss of pharmacy or health care provider licenses, fines and criminal penalties.  State self-referral laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies.

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

Comprehensive PBM Regulation.  Legislation regulating PBM activities in a comprehensive manner has been and continues to be considered in a number of states.  In the past, certain organizations, such as the National Association of Insurance Commissioners (“NAIC,” an organization of state insurance regulators), and the National Committee on Quality Assurance (“NCQA,” an accreditation organization) as well as certain state pharmacy boards have considered proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management.  While the actions of the NAIC would not have the force of law, they may influence states to adopt model legislation that such organizations promulgate.  In addition, standards established by NCQA could materially impact us directly as a PBM, and indirectly through the impact on our managed care and health insurance clients.

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

Licensure Laws.  Many states have licensure or registration laws governing certain types of managed care organizations, including preferred provider oganizations ("PPOs"), third party administrators ("TPAs"), and companies that provide utilization review services.  The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs often is unclear.  We have registered under such laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required.  Because of increased regulatory requirements on some of our managed care clients affecting prior authorization of drugs before coverage is approved, we have obtained utilization review licenses in selected states through our subsidiary, ESI Utilization Management Co.  In addition, accreditation agencies’ requirements for managed care organizations and Medicare Part D regulations for PDP and MA-PDPs may affect the services we provide to such organizations.

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

In addition, various federal and state Medicaid agencies and other enforcement officials are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program.  AWP is a standard pricing measure (calculated by a third-party such as First Data Bank) used throughout the industry, including us, as a basis for calculating drug prices under our contracts with health plans and pharmacies and rebates with pharmaceutical manufacturers.  Changes to the AWP standard have been suggested that could alter the calculation of drug prices for federal programs.  We are unable to predict whether any such changes will be adopted, and if so, if such changes would have a material adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

State Fiduciary Legislation.  Statutes have been introduced in several states which purport to declare that a PBM is a fiduciary with respect to its clients.  The fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA.  To date only two jurisdictions -- Maine and the District of Columbia - have enacted such a statute.  Our trade association, Pharmaceutical Care Management Association (“PCMA”), has filed suit in federal courts in Maine and the District of Columbia alleging, among other things, that the statute is preempted by ERISA with respect to welfare plans that are subject to ERISA.  In the Maine case the United States District Court upheld the statute and recently that decision was affirmed by the United States Court of Appeals.  In the District of Columbia case, a preliminary injunction was obtained to stop enforcement of the statute.  No final decision has been issued by the court.  Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows.

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

Home Delivery Regulation.  Our mail service pharmacies are located in Arizona, Missouri, New Mexico, New York, New Jersey, Pennsylvania, California, Texas, and Florida, and we are licensed to do business as a pharmacy in each such state.  Most of the states into which we deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state.  These states generally permit the home delivery service to follow the laws of the state in which the home delivery service is located, although certain states require that we also employ a pharmacist licensed in that state.  We believe we have registered each of our pharmacies in every state in which such registration is required.

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

In December 2000, the HHS issued final privacy regulations, pursuant to HIPAA, which, among other things, imposes restrictions on the use and disclosure of individually identifiable health information by certain entities.  The compliance date for the final privacy regulations was April 14, 2003. We believe we are in compliance, in all material respects, with the privacy regulations to the extent they apply to us.  HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003.  The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003) and we believe we are in compliance, in all material respects, with the transaction standards.  Final security regulations under HIPAA were published on February 20, 2003, and the latest compliance date for these regulations was April 21, 2005.  We believe we are in compliance, in all material respects, with the regulations, to the extent they apply to us.

Specialty Services Environment.  Many of the laws and regulations cited above with respect to our PBM activities also apply with respect to our various specialty services through CuraScript.  Of particular relevance are the federal and state anti-kickback laws, federal Stark law, state physician self-referral laws, the state home delivery regulations and HIPAA, which are described above.  CuraScript’s pharmacists and nurses are licensed in those states where their activity requires it.  Various CuraScript pharmacy facilities also maintain certain Medicare licenses and state Medicaid licenses as pharmacies providing services under these programs.  Participation in these programs requires our pharmacies to comply with the applicable Medicare and state Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement amounts to be paid to participating providers under these programs.  In addition, various CuraScript pharmacy facilities are participating providers under the new Part D Medicare program created pursuant to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  As a condition to becoming a participating provider under Part D of the Act, the CuraScript pharmacies are required to adhere to certain requirements applicable to the Part D Medicare program.  In addition, as a condition to conducting its wholesale business, CuraScript must maintain various permits and licenses with the appropriate state and federal agencies, and is subject to various wholesale distributor laws that regulate the conduct of wholesale distributors, including, but not limited to, maintaining pedigree papers in certain instances.

PBS Regulatory Environment.  Our PBS activities operate in a regulatory environment that is quite similar to that of our PBM activities.  In particular, one of our subsidiaries, PMG, conducts certain activities, including the distribution of drug samples, that are subject to the requirements of the federal Prescription Drug Marketing Act and many of the other federal and state laws and regulations discussed above.

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

Service Marks and Trademarks

We, and our subsidiaries, have registered the service marks “Express Scripts”, “Filled with Pride”, “Charting the Future of Pharmacy”, “PERx”, “National Prescription Administrators,” “PERxCare”, “RxWorkbench”, “DrugDigest”, “ValueRx”, “CuraScript”, “Priority Healthcare”, “CareLogic”, and “OncoScripts”, among others, with the United States Patent and Trademark Office.  Our rights to these marks will continue so long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks.  We are in the process of applying for registration of several other trademarks and service marks including, but not limited to, “CuraScriptSP”, “CuraScriptIP”, CuraScriptSD”, “FreedomFP” and “Healthbridge”.  If we are unable to obtain any additional registrations, we believe there would be no material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Insurance

Our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, our Specialty operations, including the distribution of specialty drugs, and the services rendered in connection with our disease management and our PBS operations, may subject us to litigation and liability for damages.  Commercial insurance coverage has become more difficult to obtain, and accordingly, our retained liability has increased.  We have established certain self-insurance reserves to cover potential claims.  There can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage, together with our self-insurance reserves, will be adequate to cover future claims.  A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Employees

As of January 1, 2006, we employed approximately 13,800 employees in the U.S. and 220 employees in Canada.  Approximately 1,800 of the U.S. employees are members of collective bargaining units.  Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility, members of the United Auto Workers Union at our Farmington Hills, Michigan facility, members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania and East Hanover, New Jersey facilities and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility.  We believe our relationships with our employees and the unions that represent them are good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 1, 2006 are as follows:

Name	Age	Position
George Paz	50	Chief Executive Officer and President
Edward Stiften	51	Senior Vice President, Chief Financial Officer
David A. Lowenberg	56	Chief Operating Officer
Thomas M. Boudreau	54	Senior Vice President, General Counsel and Corporate Secretary
Domenic A. Meffe	41	Senior Vice President - Specialty Services
C. K. Casteel	55	Senior Vice President - Supply Chain Management
Michael Holmes	47	Senior Vice President, Chief Human Resources Officer
Edward Ignaczak	40	Senior Vice President - Sales and Account Management
Patrick McNamee	46	Senior Vice President, Chief Information Officer
Brenda Motheral	36	Senior Vice President - Product Management
Douglas Porter	47	Senior Vice President - Client and Patient Services
Agnes Rey-Giraud	41	Senior Vice President - Strategy and Business Development
Kelley Elliott	33	Vice President, Chief Accounting Officer and Controller

Mr. Paz was elected President in October 2003 and Chief Executive Officer in April 2005.  Mr. Paz joined us and was elected Senior Vice President and Chief Financial Officer in January 1998.

Mr. Stiften was elected Senior Vice President and Chief Financial Officer in April 2004.  Prior to joining us, Mr. Stiften worked for BJC HealthCare, a hospital and health care organization, serving as Vice President and Chief Financial Officer since 1998.

Mr. Lowenberg was elected our Chief Operating Officer in September 1999, and served as our Senior Vice President and Director of Site Operations from November 1993 until September 1999.

Mr. Boudreau was elected Senior Vice President, General Counsel and Secretary in October 1994.  He has served as General Counsel since June 1994.

Mr. Meffe joined the Company as a result of our January 2004 acquisition of CuraScript, a Specialty business and PBM company.  Mr. Meffe was elected Senior Vice President - Specialty Services in February 2004.  Mr. Meffe served as President and Chief Executive Officer of CuraScript since August 2000.

Mr. Casteel was elected Senior Vice President - Supply Chain Management in September 2002.  Prior to joining us, Mr. Casteel worked for WorldCom, Inc., a telecommunications company, serving as Vice President, Law and Public Policy, between January 2001 and September 2002, and as Regional Executive, Public Policy, between January 1996 and January 2001.

Mr. Holmes joined us and was elected Senior Vice President and Chief Human Resources Officer in December 2005.  Prior to joining us, Mr. Holmes worked for Edward D. Jones & Co., L.P., a financial services company, as Principal from October 1996 through December 2004.

Mr. Ignaczak was elected Senior Vice President - Sales and Account Management in December 2002.  Mr. Ignaczak joined us in April 1998 and served as the Vice President and General Manager of our National Employer Division between April 1998 and December 2002.

Mr. McNamee joined us and was elected Senior Vice President and Chief Information Officer in February 2005.  Prior to joining us, Mr. McNamee worked for Misys Healthcare Systems, a healthcare technology company, as President and General Manager, Physician Systems, from September 2003 through February 2005.  Mr. McNamee was employed by various subsidiaries of General Electric Corporation from July 1989 through September 2003, including as President, GE OEC Medical Systems, a surgery x-ray manufacturing business, from July 2002 through September 2003; Senior Vice President, Chief Information Officer and Chief Quality Officer, NBC broadcast network from March 2001 to July 2002; and Chief Information Officer and General Manager of e-Business, GE Transportation Systems, a transportation manufacturing business, from March 1999 through March 2001.

Ms. Motheral was elected Senior Vice President - Product Management in January 2006.  Ms. Motheral previously served as Vice President - Product Development from January 2005 through January 2006, Vice President - Research and Trend Management from November 2003 through December 2004, Vice President - Research from June 2003 through November 2003, and Senior Director of Research from March 2000 through May 2002.

Mr. Porter joined us and was elected Senior Vice President - Client Services in July 2002 and assumed additional responsibilities as Senior Vice President - Client and Patient Services in September 2004.  Prior to joining us, Mr. Porter worked for CIGNA HealthCare, a managed healthcare company, as Vice President - Employer Services between March 2001 and June 2002 and as Vice President - Transformation between October 1999 and February 2001.

Ms. Rey-Giraud was elected Senior Vice President - Strategy and Business Development in January 2006, served as Senior Vice President of Product Management between December 2003 and January 2006, and served as Senior Vice President - Program Development between July 2002 and December 2003.  Ms. Rey-Giraud served as Vice President and General Manager - eBusiness between January 2000 and July 2002 and has served on the RxHub, LLC, Board of Directors since February 2000 (See “Rx-Hub”).  Ms. Rey-Giraud joined us in May 1999 as a Senior Director of Administration and Operations.

Ms. Elliott was elected Vice President, Chief Accounting Officer and Controller in December 2005.  Ms. Elliott previously served in our Internal Audit Department between February 2002 and December 2005, most recently as Vice President.

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

Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

•	risks associated with the integration of Priority Healthcare and CuraScript
•	costs of and adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•
risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston, and by other regulatory agencies including the Department of Labor, and various state attorneys general

•
risks and uncertainties regarding the implementation of the Medicare Part D prescription drug benefit, including financial risks to us to the extent that we participate in the program on a risk-bearing basis, risks of client or member losses to other providers under Medicare Part D, and increased regulatory risk

•
risks and uncertainties associated with CMS’ implementation of the Medicare Part B Competitive Acquisition Program (“CAP”), including the potential loss of clients/revenues to providers choosing to participate in the CAP

•
risks associated with our acquisitions (including our acquisition of Priority Healthcare), which include integration risks and costs, risks of client retention and repricing of client contracts, and risks associated with the operations of acquired businesses

•	risks associated with our ability to maintain growth rates, or to control operating or capital costs
•
continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels, and the possible termination of, or unfavorable modification to, contracts with key clients or providers

•
competition in the PBM and specialty pharmacy industries, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers

•
adverse results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

•	increased compliance risks relating to our contracts with the DoD TRICARE Management Activity and various state governments and agencies
•
the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers or interruption of the supply of any pharmaceutical products

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

    These and other relevant factors, including those risk factors in “Item 1A—Risk Factors” in this Annual Report and any other information included or incorporated by reference in this Report, and information that may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement

Item 1A—Risk Factors

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

Client Demands for Enhanced Service Levels or Possible Loss or Unfavorable Modification of Contracts with Clients or Providers, Could Pressure Margins

As our clients face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending.  We operate in a very competitive environment, and we may not be able to increase our fees to compensate for these increased services, which could put pressure on our margins.

We currently provide services to thousands of clients.  Our contracts with clients generally do not have terms longer than three years and, in some cases, are terminable by the client on relatively short notice.  Our larger clients generally seek bids from other PBM or Specialty providers in advance of the expiration of their contracts.  If several of these large clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected.  In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients.  In such case, the likelihood such client would renew its contract with us could be reduced.

More than 58,000 retail pharmacies, which represent more than 98% of all United States retail pharmacies, participate in one or more of our networks.  However, the top ten retail pharmacy chains represent approximately 51% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States.  Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice.  If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially adversely affected.  In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future.  Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Competition in the PBM Industry, Including Specialty, Could Reduce Profit Margins

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

The Specialty industry is also highly competitive and is experiencing both horizontal and vertical consolidation.  The products we sell are available from multiple sources.  Competitors include other specialty distributors, regional and national full-line, full-service pharmaceutical and medical supply distributors, home infusion therapy companies, pharmaceutical manufacturers and others.  Our failure to maintain and expand relationships with payors, who can effectively determine the pharmacy source for their members, could materially adversely affect our competitive position.  Our competitive position could also be adversely affected by any inability to obtain access to new biotech pharmaceutical products.

State and Federal Regulations, and Their Interpretation or Application, Could Restrict Our Ability to Conduct Our Business

Numerous state and federal laws and regulations affect our business and operations.  The categories include, but are not necessarily limited to:

•	health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs
•	ERISA and related regulations, which regulate many health care plans
•	state legislation regulating PBMs or imposing fiduciary status on PBMs
•	consumer protection and unfair trade practice laws and regulations
•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts
•	wholesale distributor laws, including pedigree paper laws
•	legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans
•	various licensure laws, such as managed care and third party administrator licensure laws
•	drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation
•	pharmacy laws and regulations
•	privacy and confidentiality laws and regulations, including those under HIPAA
•	the Medicare prescription drug coverage law
•	other Medicare and Medicaid reimbursement regulations
•	potential regulation of the PBM industry by the U.S. Food and Drug Administration
•	pending legislation regarding importation of drug products into the United States

These and other regulatory matters are discussed in more detail under “Item 1—  Business — Government Regulation” above.

We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business.  There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and a number of state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation that involve certain aspects of our business or our competitors’ businesses.  Accordingly, we cannot provide any assurance that one or more of these agencies will not interpret or apply these laws differently, or, if there is an enforcement action brought against us, that our interpretation would prevail.  In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our consolidated results of operations.  We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulations might have on us.

The OIG of HHS issued the final Guidance on April 28, 2003.  The Guidance, which represents OIG’s general views and is not legally binding, contains guidelines for the design and operation of voluntary programs by pharmaceutical manufacturers to promote compliance with the laws relating to federal health care programs.  In addition, the Guidance identifies certain risk areas for pharmaceutical manufacturers, including certain types of arrangements between manufacturers and PBMs, pharmacies, physicians and others that have the potential to implicate the anti-kickback statute.  The Guidance contains a discussion of how manufacturers can structure their arrangements with PBMs, such as rebate programs and formulary support activities, to comply with the anti-kickback statute.

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

The State of Maine and the District of Columbia each have enacted statutes that purport to declare that a PBM is a fiduciary with respect to its clients.  Our trade association, PCMA filed suit in Federal District Courts in Maine and the District of Columbia alleging, among other things, that these statutes are preempted by ERISA with respect to welfare plans that are subject to ERISA.  The Federal District Court in Maine ruled the statute valid, and the First Circuit Court of Appeals affirmed.  The case challenging the D.C. statute is still pending.  Other states are considering but have not yet enacted similar fiduciary statutes.

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

In December 2000, HHS issued final privacy regulations, pursuant to HIPAA, which, among other things, imposes restrictions on the use and disclosure of individually identifiable health information by certain entities.  The compliance date for the final privacy regulations was April 14, 2003.  We believe we are in compliance, in all material respects, with the regulations to the extent they apply to us.  We are required to comply with certain aspects of these regulations.  For example, we are a “business associate” under HIPAA in some instances with respect to our health plan clients and a “covered entity” under HIPAA when service is provided through our home delivery pharmacies.  Other HIPAA requirements relate to electronic transaction standards and code sets and the security of protected health information when it is maintained or transmitted electronically.  HHS issued final regulations establishing certain electronic transaction standards and code sets in August 2000, with some modifications published in February 2003.  The compliance deadline for these regulations was October 16, 2002 (or, for certain small health care plans and entities that submitted an appropriate plan for compliance to the Secretary of HHS, October 16, 2003).  Final security regulations under HIPAA were published on February 20, 2003, and for most entities, the compliance date for these regulations was April 21, 2005.

Loss of Relationships with Pharmaceutical Manufacturers and Changes in the Regulation of Discounts and Formulary Fees Provided to Us by Pharmaceutical Manufacturers Could Decrease Our Profits

We maintain contractual relationships with numerous pharmaceutical manufacturers that provide may provide us, among other things, with:

•	discounts at the time we purchase the drugs to be dispensed from our home delivery pharmacies
•	rebates based upon sales of drugs from our home delivery pharmacies and through pharmacies in our retail networks
•	administrative fees for managing rebate programs, including the development and maintenance of formularies which include the particular manufacturer’s products

        If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers, our results of operations, consolidated financial position and/or consolidated cash flow from operations could be materially adversely affected. In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations or in interpretations of existing laws or regulations or the adoption of new laws or regulations relating to any of these programs may materially adversely affect our business.

Pending and Future Litigation Could Subject Us to Significant Monetary Damages and/or Require Us to Change Our Business Practices

We are subject to risks relating to litigation and other proceedings in connection with our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, and the services rendered in connection with our disease management and our PBS operations.  A list of a number of the more significant proceedings pending against us is included under Item 3 - Legal Proceedings.  These proceedings generally seek unspecified monetary damages and injunctive relief on behalf of a class of plaintiffs that are either our clients or individual members of health plans.  While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or would not require us to make material changes to our business practices.  We are presently responding to several subpoenas and requests for information from governmental agencies, as described in "Item 3 - Legal Proceedings."  We cannot predict with certainty what the result of any such inquiry might be.  In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies.  Certain of the costs are covered by our insurance, but certain other costs are not insured.  Such costs have become material to our financial performances and we can give no assurance that such costs will not increase in the future.

Commercial Liability insurance coverage continues to be difficult to obtain for companies in our business sector which can cause unexpected volatility in premiums and/or retention requirements dictated by insurance carriers.  We have established certain self-insurance reserves to cover anticipated losses within our retained liability for previously reported claims and the cost to defend these claims.  There can be no assurance that general, professional, managed care errors and omissions, and/or other liability insurance coverage will be reasonably available in the future or that such insurance coverage, together with our self-insurance reserves, will be adequate to cover future claims.  A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Our Leverage and Debt Service Obligations Could Impede Our Operations and Flexibility

As of December 31, 2005, we had consolidated debt of approximately $1.5 billion and our debt to equity ratio was 103.1%.  In October 2005, we negotiated a $2.2 billion credit facility and refinanced our borrowings under our previous bank credit facility.  Our bank credit facility is guaranteed by certain of our subsidiaries.  We have substantial interest expense and future repayment obligations.

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

Furthermore, our ability to satisfy our obligations, including our debt service requirements, will be dependent upon our future performance.  Factors which could affect our future performance include, without limitation, prevailing economic conditions and financial, business and other factors, many of which are beyond our control and which could affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

Future Implementation of Certain Government Initiatives Could Create Risks for our Business

In connection with the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”), the Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) promulgated a substantial volume of new regulations implementing the federal government’s Voluntary Prescription Drug Benefit Program, known as Medicare “Part D.”  The OIG has also recently proposed new safe harbors and other regulation pursuant to the MMA.  Both of these federal regulatory agencies continue to issue guidance with regard to the Part D program and compliance with related federal laws and regulations by Part D sponsors and their subcontractors.  The receipt of federal funds made available through this program by Express Scripts, its affiliates, or clients may be subject to compliance with these new regulations as well as the established laws and regulations governing the federal government’s payment for health care goods and services, as discussed above under Government Regulation, including the Anti-Kickback Laws, the Stark Law, and the False Claims Act.  There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance that these risks will not be material to our business in future periods.

Failure to Integrate Recent Acquisitions Could Adversely Affect Our Business

In October 2005 we acquired Priority for approximately $1.3 billion and in January 2004, we acquired CuraScript for approximately $333 million.  We are in the process of integrating these businesses with our other operations. There are risks associated with integrating and operating newly acquired businesses.  We can give no assurance that we will successfully operate this new business.

Increased Credit Risk Relative to Our Clients

We recorded revenues of $16.3 billion during 2005 and we bill substantial amounts to many of our clients.  A deterioration of credit risks of any of our larger clients could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations.  While we are focused on managing working capital, we can give no assurances that the deterioration of the credit risks relative to our clients would not have an adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Item 1B—Unresolved Staff Comment Letters

There are no material unresolved written comments that were received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2 - Properties

We operate our United States and Canadian PBM, Specialty and PBS businesses out of leased and owned facilities throughout the United States and Canada. The Company’s main facilities are as follows:

PBM Facilities	Specialty Facilities	PBS Facilities
Maryland Heights, Missouri (six facilities)	Orlando, Florida (two facilities)	Maryland Heights, Missouri (two facilities)
Tempe, Arizona (three facilities)	Lake Mary, Florida (three facilities)	Lincoln Park, New Jersey (two facilities)
Bloomington, Minnesota (two facilities)	Grove City, Ohio (two facilities)	Montville, New Jersey
Bensalem, Pennsylvania (two facilities)	Louisville, Kentucky (two facilities)	PineBrook, New Jersey
Troy, New York	Braintree, Massachusetts
Albuquerque, New Mexico	Brewster, New York
Horsham, Pennsylvania	Byfield, Massachusetts
Montreal, Quebec	Dayton, Ohio
Mississauga, Ontario	Lexington, Kentucky
East Hanover, New Jersey	Marietta, Georgia
Swatara, Pennsylvania	Rancho Cucamunga, California
St. Mary’s, Georgia	Sparks, Nevada
Pueblo, Colorado

Our Maryland Heights, Missouri facility houses our corporate offices.  We believe our facilities generally have been well maintained and are in good operating condition.  At January 1, 2006, our existing facilities comprise approximately 2.5 million square feet in the aggregate.  This table does not reflect a lease agreement we signed during 2005 for a new corporate headquarters. The building is in the process of being built and we do not anticipate taking possession until the first quarter of 2007. The annual lease commitments will begin at approximately $4 million and the term of the lease is ten and a half years.

We own and lease certain of our computer systems at processing centers managed, maintained and operated by EDS in Plano, Texas and Auburn Hills, Michigan.  Our software for claims processing and drug utilization review, pharmacy operations and other products has been developed internally by us or purchased under perpetual, nonexclusive license agreements with third parties.  Our computer systems at each site are extensively integrated and share common files through local and wide area networks.  Uninterruptible power supply and diesel generators allow our computers, telephone systems and pharmacies at each major site to continue to function during a power outage.  To protect against loss of data and extended downtime, we store software and redundant files at both on-site and off-site facilities on a regular basis and have contingency operation plans in place.  We cannot, however, provide any assurance that our contingency or disaster recovery plans would adequately address all relevant issues.

Item 3 — Legal Proceedings

We and/or our subsidiaries are defendants in a number lawsuits that purport to be class actions.  Each case seeks damages in an unspecified amount.  We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover.  In addition, we are the subject of several governmental investigations described below.  Such investigations could result in civil damages, criminal penalties, or other sanctions, the nature and amount of which we cannot currently estimate.  We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.  In addition, the expenses of defending these cases may have a material effect on our financial results.

These matters are:

•
Multi-District Litigation - The Judicial Panel on Multi-District Litigation has transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings including the following:  Minshew v. Express Scripts (Cause No. Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri); Lynch v. National Prescription Administrators, et al. (Cause No. 03 CV 1303, United States District Court for the Southern District of New York); Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri); Wagner et al. v. Express Scripts (Cause No. 04cv01018 (WHP))United States District Court for the Southern District of New York); Scheuerman, et al v. Express Scripts (Cause No. 04-CV-0626 (FIS) (RFT)) United States District Court for the Southern District of New York); Correction Officers’ Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (Cause No. 04-Civ-7098 (WHP)), United States District Court for the Southern District of New York); United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al. (Cause No. 04-CV-7472, United States District Court for the Southern District of New York); Central Laborers’ Welfare Fund, et al v. Express Scripts, Inc., et al (Cause No. B04-1002240, United States District Court for the Southern District of Illinois); and Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Cause No. B05-1004036, United States District Court for the Eastern District of Missouri).  The plaintiffs assert that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, constitute violations including fiduciary duties under the Federal Employee Retirement Income Security Act (ERISA), common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices.  The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries.  The various complaints seek money damages and injunctive relief.  Discovery is proceeding in these cases.  Plaintiffs in Minshew have filed motions for class certification and partial summary judgment on the issue of our fiduciary status under ERISA.

•
International Association of Firefighters, Local No. 22, et al. v. National Prescription Administrators and Express Scripts, Inc. (Cause No. L03216-02, Superior Court of New Jersey, Law Division, Camden County).  On or about August 16, 2002, we were served with this lawsuit alleging that our subsidiary, National Prescription Administrators, Inc. ("NPA"), had breached agreements with two benefit plans to whom NPA had provided services under an umbrella agreement with a labor coalition client.  We were also named as a defendant under a theory of de facto merger.  The plaintiffs purport to bring the action on behalf of a class of similarly situated plans.  The lawsuit alleges that NPA had not paid the plans the rebates to which they were entitled under the agreement.  Claims for unspecified money damages are asserted under the New Jersey Consumer Fraud Act (‘the CFA”), and for breach of contract and unjust enrichment.  We have filed answers denying liability.  On July 23, 2004, summary judgment was granted in favor of NPA and us on the customer fraud counts.  Plaintiff filed a motion to certify a class of all members of the labor coalition, which was denied by the court.  Plaintiff voluntarily dismissed all remaining class action claims.  This case has been resolved and dismissed.

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

•
Anthony Bradley, et al v. First Health Services Corporation, et al (Cause No. BC319292, Superior Court for the State of California, County of Los Angeles) On July 30, 2004, plaintiffs filed a complaint as a putative class action, alleging rights to sue as a private attorney general under California law.  The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices.  Plaintiffs request injunctive relief, unspecified monetary damages and attorneys fees.  Several of the plaintiffs are the same as in Beeman, et al v. Caremark, et al, and the relief sought is substantially the same as that sought in Beeman. Our motion to dismiss the complaint was granted and plaintiffs appealed.

•	American Federation of State, County & Municipal Employees (AFSCME) v. AdvancePCS, et al. (Cause No. BC292227, Superior Court of the State of California for the County of Los Angeles). This action was filed on March 17, 2003. The case purports to be a class action on behalf of AFSCME, its California member unions having non-ERISA health plans, and all California public employees who participate in non-ERISA health plans. The complaint alleges that certain business practices engaged in by us and other PBM defendants violated California’s Unfair Competition Law. The suit seeks unspecified monetary damages and injunctive relief. This case was coordinated with the Irwin case in this court, as described below. A stipulated dismissal has been signed by the parties and an order of dismissal with prejudice has been entered by the court. Plaintiff has appealed.

•
Irwin v. AdvancePCS, et al. (Cause No. RG030886393, Superior Court of the State of California for Alameda County).  This action was filed on March 26, 2003.  This case is brought by plaintiff alleging his right to sue as a private attorney general under California law.  This case purports to be a class action against us and other PBM defendants on behalf of self-funded, non-ERISA health plans; and individuals with no prescription drug benefits that have purchased drugs at retail rates.  The complaint alleges that certain business practices engaged in by us and by other PBM defendants violated California’s Unfair Competition Law.  The suit seeks unspecified monetary damages and injunctive relief.  This case has been coordinated with the AFSCME case in Los Angeles County Superior Court.  Our motion for judgment on the pleadings in our favor was granted, with plaintiffs given leave to file an amended complaint which they did.

•
North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama).  This action was filed on October 1, 2003.  This case purports to be a class action against us on behalf of independent pharmacies within the United States.  The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq.  The suit seeks unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification has been briefed and argued.

•
People of the State of New York, et al v. Express Scripts, Inc. (Cause No. 4669-04, Supreme Court of the State of New York, County of Albany)  On August 4, 2004, the State of New York filed a complaint against us and Cigna Life Insurance Co.  The complaint alleges certain breaches of contract and violations of civil law in connection with our management of the prescription drug plan for the State of New York and its employees.  The complaint also alleges certain violations of civil law in connection with the Company’s therapeutic interchange programs.  The State has requested injunctive relief, unspecified monetary damages and attorney’s fees.  We have filed a motion to dismiss the complaint.  The court originally stayed this action pending the outcome of the Wagner and Scheuerman cases, referred to above, both of which assert claims relating to the New York State prescription drug plan.  The court issued an order to lift the stay in February 2006.

•
In re Express Scripts Securities Litigation (Cause No. 4:04-CV-1009, United States District Court for the Eastern District of Missouri )  The shareholder lawsuits, Sylvia Childress, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01191, United States District Court for the Eastern District of Missouri) Lidia Garcia, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-1009, United States District Court for the Eastern District of Missouri); Robert Espriel, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01084, United States District Court for the Eastern District of Missouri); Raymond Hoffman, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01054, United States District Court for the Eastern District of Missouri); John R. Nicholas, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-1295, United States District Court for the Eastern District of Missouri); John Keith Tully, et al v. Express Scripts, Inc., et al (Cause No. 04-CV-01338, United States District Court for the Eastern District of Missouri), were consolidated.  Plaintiffs have filed an amended complaint.  The complaint alleges that Express Scripts and certain of our officers violated federal securities law.  The complaint alleges that we failed to disclose certain alleged improper business practices and issued false and misleading financial statements and that certain officers violated insider trading laws.  The complaint is brought on behalf of purchasers of our stock during the period October 29, 2003 to August 3, 2004.  The complaint requests unspecified compensatory damages, equitable relief and attorney’s fees.  Defendants have filed a motion to dismiss.

•
Derivative lawsuits: Scott Rehm, Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Cause No. 4:04-cv-01319-HEA, United States District Court for the Eastern District of Missouri) (filed 8/27/04); Charles Manzione, Derivatively on Behalf of Express Scripts, Inc. v. Barrett Toan et al United States District Court for the Eastern District of Missouri) (filed 10/22/04); Gary Miller Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Cause No 042-08632, Missouri Circuit Court, City of St. Louis) (filed 10/29/04). Judith Deserio, Derivatively on behalf of Nominal Defendant, Express Scripts, Inc. v. Stuart L. Bascomb, et al (Cause No. 042-09374, Missouri Circuit Court, City of St. Louis) (filed 12-22-04); Isidore Mendelovitz, Derivatively and on Behalf of Nominal Defendant, Express Scripts, Inc. v. Gary G. Benanav, et al (Cause No. 04-CV-8610, United States District Court for the Southern District of New York) (filed 11-1-04).  Plaintiffs have filed shareholder derivative lawsuits against cerain of our current and former directors and officers.  The cases make various allegations including that the defendants caused us to issue false and misleading statements, insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  Plaintiffs demand unspecified compensatory damages, equitable relief and attorney’s fees.  Several cases have been removed to federal court.

•
Harry Silverman v. Priority Healthcare Corporation, et al (Case No. 05-CA-1628-16-K, Circuit Court of the Eighteenth District, Seminole County, Florida). On or about August 15, 2005, a purported shareholder class action lawsuit related to the merger agreement between us and Priority Healthcare Corporation ("Priority") was filed naming Priority and each of its directors as defendants.  Priority and its directors responded to the complaint by filing a Motion for Judgment on the Pleadings requesting that the lawsuit be dismissed. On September 19, 2005, the plaintiff filed a First Amended Class Action Complaint alleging, among other things, that Priority's directors breached their fiduciary duties of good faith, fair dealing, loyalty, due care and candor to Priority's shareholders and that Priority aided and abetted its directors' breaches of their fiduciary duties by entering into the merger agreement.  On September 20, 2005, the parties reached an agreement in principle providing for the settlement of the lawsuit based upon additional disclosures in Priority’s final proxy statement and the payment of plaintiff’s fees and expenses.

•
Pearson’s Pharmacy, Inc. and Cam Enterprises, Inc. d/b/a Altadena Pharmacy v. Express Scripts, Inc. (Case No. 3:06-CV-00073-WKW, United States District Court for the Middle District of Alabama). On February 15, 2005, a class action on behalf of all pharmacies reimbursed based upon Average Wholesale Price was filed. The complaint alleges that Express Scripts fails to fully, timely and properly reimburse pharmacies for filling prescriptions. Plaintiffs seek unspecified monetary damages and injunctive relief.

The investigation by the U.S. Attorney’s Office in Boston, Massachusetts of various possible health care offenses and other federal crimes continues. We believe the original subject matter of the investigation relating to TAP Pharmaceuticals is no longer at issue, but other issues remain the subject of the investigation. Specifically, the investigation now relates to our formulary development process and our business relationships with certain pharmaceutical manufacturers and others, among other matters, and we continue to receive subpoenas in connection with the investigation. We continue to comply with the subpoenas and are cooperating with the investigation.

The Company received several letters from the Kansas City, Missouri office of the DOL indicating that DOL is undertaking an investigation of the Company to determine whether any person has violated Title I of ERISA and directing the Company to produce documents relating to various aspects of the Company’s business.  The Company is cooperating with the investigation.

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

In November 2004, Priority Healthcare received a subpoena from the U.S. Department of Justice (the “DOJ”) requiring Priority to provide the DOJ with certain information regarding the promotion and marketing of Actimmune, a product manufactured by InterMune, Inc. Priority believes that the materials sought by the DOJ are part of an ongoing investigation being conducted by the United States Attorney’s Office for the Northern District of California. Priority is fully cooperating with the DOJ, however should the DOJ find that Priority acted improperly, it could subject Priority to fines, sanctions, and/or other obligations which could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5 — Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our common stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “ESRX”. The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated.  These prices have been adjusted to reflect the two-for-one stock split effective June 24, 2005, in the form of a stock dividend of one share for each outstanding share to holders of record on June 10, 2005.

	Fiscal Year 2005		Fiscal Year 2004
Common Stock	High	Low	High	Low
First Quarter	$43.88	$36.54	$38.10	$31.56
Second Quarter	52.50	42.05	40.60	36.40
Third Quarter	62.47	45.04	38.95	29.92
Fourth Quarter	90.80	59.40	39.75	29.15

Holders.  As of December 31, 2005, there were 510 stockholders of record of our common stock.  We estimate there are approximately 108,288 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the three months ended December 31, 2005 (share data in millions):

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

10/1/2005 - 10/31/2005	-	$-	-	8
11/1/2005 - 11/30/2005	-	-	-	8
12/1/2005 - 12/31/2005	-	-	-	8
Fourth quarter 2005 total	-	$-	-

We have a stock repurchase program, originally announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 38 million shares.  There is no limit on the duration of the program.  Approximately 30 million of the 38 million total shares have been repurchased through December 31, 2005.  Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

Item 6 - Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements, including the related notes, and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions, except per share data)	2005(1)	2004(2)	2003	2002(3)	2001(4)
Statement of Operations Data (for the Year Ended December 31):

Revenues (5)	$16,266	$15,115	$13,295	$12,271	$8,588
Cost of revenues(5)	15,067	14,171	12,428	11,447	7,992
Gross Profit	1,199	944	867	824	596
Selling, general and administrative	556	451	417	452	359
Operating income	643	493	450	372	237
Other expense, net	(28)	(43)	(44)	(44)	(30)
Income before income taxes	615	450	406	328	207
Provision for income taxes	215	172	155	125	83
Income before cumulative effect of
accounting change	400	278	251	203	124
Cumulative effect of accounting change,
net of tax	-	-	(1)	-	-
Net income	$400	$278	$250	$203	$124

Basic earnings per share:(6)
Before cumulative effect of accounting change	$2.72	$1.82	$1.61	$1.30	$0.80
Cumulative effect of accounting change	-	-	(0.01)	-	-
Net income	$2.72	$1.82	$1.60	$1.30	$0.80

Diluted earnings per share:(6)
Before cumulative effect of accounting change	$2.68	$1.79	$1.59	$1.27	$0.78
Cumulative effect of accounting change	-	-	(0.01)	-	-
Net income	$2.68	$1.79	$1.58	$1.27	$0.78

Weighted average shares outstanding:(6)
Basic	147	153	156	156	156
Diluted	149	155	158	159	160

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$478	$166	$396	$191	$178
Working capital	(137)	(371)	(66)	(150)	(32)
Total assets	5,493	3,600	3,409	3,207	2,500
Debt:
Short-term debt	110	22	-	3	-
Long-term debt	1,401	412	455	563	346
Stockholders’ equity	1,465	1,196	1,194	1,003	832

Selected Data (for the Year Ended December 31):
Network pharmacy claims processed	437	399	379	355	294
Home delivery pharmacy prescriptions filled	40	38	32	27	21
PBS, Specialty and Other prescriptions filled	5	5	4	3	2

Cash flows provided by operating activities	$793	$496	$458	$426	$281
Cash flows used in investing activities	(1,369)	(397)	(43)	(549)	(77)
Cash flows provided by (used in)
financing activities	887	(330)	(212)	136	(80)
EBITDA(7)	727	563	504	454	315

(1)   Includes the acquisition of Priority Healthcare Corporation, Inc. effective October 14, 2005.
(2)   Includes the acquisition of CuraScript, Inc. effective January 30, 2004.
(3)   Includes the acquisition of Phoenix Marketing Group effective February 25, 2002, National Prescription Administrators and certain related entities effective April 12, 2002 and Managed Pharmacy Benefits, Inc. effective December 20, 2002.
(4)   Includes the acquisition of Centre d’autorisation et de paiement des services de sante, Inc. by our Canadian subsidiary effective March 1, 2001.
(5)   Excludes estimated retail pharmacy copayments of $5,821, $5,546, $5,276, $4,350, and $2,881 for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual copayments collected.
(6)   Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock split effective June 24, 2005.
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

We have provided below a reconciliation of EBITDA to net income and to net cash provided by operating activities as we believe they are the most directly comparable measures calculated under Generally Accepted Accounting Principles:

	Year Ended December 31,
(in millions)	2005	2004	2003	2002	2001
Net income	$400	$278	$250	$203	$124
Income taxes	215	172	155	125	83
Depreciation and amortization	84	70	54	82	78
Interest expense, net	26	38	38	39	28
Undistributed loss from joint venture	2	5	6	5	2
Cumulative effect of accounting
change, net of tax	-	-	1	-	-
EBITDA	727	563	504	454	315
Current income taxes	(197)	(154)	(120)	(95)	(64)
Change in operating assets and
liabilities (excluding effects of acquisitions)	220	81	83	63	11
Interest expense less amortization	(21)	(30)	(35)	(35)	(25)
Bad debt expense	18	6	(3)	18	8
Tax benefit from employee stock
compensation	36	11	27	16	21
Amortization of unearned comp.
under employee plans	11	12	8	10	11
Undistributed loss from joint venture	(2)	(5)	(6)	(5)	(2)
Other, net	1	12	-	-	6

Net cash provided by operating activities	$793	$496	$458	$426	$281

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

As one of the largest full-service pharmacy benefit management (“PBM”) companies we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs.  Our integrated PBM services include network claims processing, home delivery services, benefit design consultation, drug utilization review, formulary management, disease management, and drug data analysis services.  We provide specialty services, including patient care and direct specialty home delivery to patients; distribution of infusion drugs to patient homes, physician offices, and infusion centers; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharma clients; fertility services to providers and patients; and bio-pharma services including marketing, reimbursement and customized logistics solutions ("Specialty").  Specialty services do not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks.  These prescriptions are reflected in PBM retail pharmacies participating in our networks.  We also provide services through our Pharma Business Solutions (“PBS”) unit, which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure.

Effective October 2005, we report three segments: PBM, Specialty and PBS (see "—Results of Operations").   We derive revenues primarily from the sale of PBM and Specialty services in the United States and Canada.  Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services.  Tangible product revenue generated by through our PBM, Specialty and PBS segments represented 98.2% of revenues in 2005, and 98.6% of revenues in 2004 and 2003.

On October 14, 2005, we purchased the capital stock of Priority Healthcare, Inc. (“Priority”) in a cash transaction for $28 per share, or approximately $1.3 billion.  The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority.  The $1.3 billion purchase price was financed with approximately $167 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility.  On January 30, 2004, we acquired the capital stock of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. (collectively, “CuraScript”), for $333 million in cash.  Consequently, our operating results include those of Priority from October 14, 2005 and CuraScript from January 30, 2004.  In addition to growth through acquisitions, we have been successful in adding significant new clients in recent years, including the contracts we were awarded by the Department of Defense (“DoD”) TRICARE Management Activity in 2003 to provide retail pharmacy services under the TRICARE Retail Pharmacy program starting in June 2004.

Aetna Specialty Pharmacy, a joint venture existing between Priority and Aetna, Inc. (“Aetna”), was 60% owned by Priority and 40% by Aetna.  Upon a change in control of Priority, the joint venture agreement provided Aetna with an option to purchase Priority’s 60% ownership share of the joint venture.  Aetna exercised its option and on December 30, 2005 purchased Priority’s 60% ownership share of Aetna Specialty Pharmacy.  The gain on the assets sold, which was not material, reduced the amount of goodwill we recorded through the Priority acquisition.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Prescription drug costs have increased considerably over the past several years, primarily due to brand-name product inflation, the introduction of new products by pharmaceutical manufacturers and higher utilization of drugs. As a result, we face continuing pressures on margins resulting from client demands for better management of pharmacy trends, enhanced service offerings and/or higher service levels on contract renewals, and unfavorable modifications to contracts with key clients or providers.

Our business model is built around the alignment of interests with our clients and members in making the use of prescription drugs safer and more affordable. The improvement in our 2005 consolidated results of operations over 2004 was primarily driven by factors which also reduce pharmacy trends for our clients. In 2005 we benefited from higher generic utilization (54.4% in 2005 compared to 50.4% in 2004), increased home delivery volume, growth in Specialty services and better management of ingredient costs resulting from renegotiation of certain supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs. In addition, our 2005 results of operations improved over 2004 as a result of increased labor efficiencies and the consolidation of certain of our facilities. We believe these factors will continue to generate improvement in our results of operations in 2006.

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

REBATE ACCOUNTING

ACCOUNTING POLICY
Historically, we have administered a rebate program based on actual market share performance in which rebates and the associated receivable from pharmaceutical manufacturers are estimated quarterly based on our estimate of the number of rebatable prescriptions and the rebate per prescription.  The portion of rebates payable to clients is estimated quarterly based on historical allocation percentages and our estimate of rebates receivable from pharmaceutical manufacturers.  With respect to our market share rebate program, estimates are adjusted to actual when amounts are received from manufacturers and the portion payable to clients is paid.  With respect to rebates that are not based on market share performance, the portion of rebates payable to clients is estimated based on historical and/or anticipated sharing percentages.  These estimates are adjusted to actual when amounts are paid to clients.

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

•	Historically, we have administered two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers.
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

•
Discounts and contractual allowances related to our Specialty revenues are estimated based on historical collections over a recent period for the sales that are recorded at gross charges. The percentage is applied to the applicable accounts receivable balance that contains gross charges for each period. Any differences between the estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of revenues for any period if actual performance varies from estimates. Allowances for returns are estimated based on historical return trends. Financing charge revenue is recognized when received.

•	Specialty product revenues include revenues earned through the distribution of specialty drugs to clients as well as supplies provided through the distribution business.
•
Specialty service revenues include revenues earned through providing reimbursement solutions and product support to pharmaceutical manufacturers, biotechnology companies, and medical device companies, as well as revenues derived from our Group Purchasing Organization (“GPO”) development.

•
PBS product revenues include revenues earned through administering sample card programs for certain manufacturers. We include ingredient cost of those drug samples dispensed from retail pharmacies in our PBS revenues and the associated costs for these sample card programs in cost of revenues.

•
PBS service revenues include administrative fees for the verification of practitioner licensure and the distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

RESULTS OF OPERATIONS

Effective in October 2005, we began managing our Specialty business as a separate operating segment.  Previously, our Specialty business was part of our domestic PBM operating segment.  The change is primarily due to the acquisition of Priority (see “—Overview”) on October 14, 2005.  Our Specialty segment consists of our CuraScript (acquired in January 2004) and Priority businesses and 2004 data has been reclassified to reflect the change in our operating and reporting segments.

PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2005	Increase/ (Decrease)		2004	Increase/ (Decrease)	2003

Product revenue
Network revenues	$9,171	(2.3%	)	$9,387	3.9%	$9,037
Home delivery revenues	5,016	5.1%		4,771	19.6%	3,988
Service revenues	152	50.5%		101	38.4%	73
Total PBM revenues	14,339	0.6%		14,259	8.9%	13,098
Cost of PBM revenues	13,300	(0.8%	)	13,410	9.2%	12,282
PBM gross profit	1,039	22.4%		849	4.0%	816
PBM SG&A expenses	477	16.3%		410	3.0%	398
PBM operating income	$562	28.0%		$439	5.0%	$418

Total adjusted PBM Claims(1)	557	8.6%		513	8.0%	475

(1) PBM adjusted claims represent network claims plus mail claims, which are multiplied by 3, as mail claims are typically 90 day claims and network claims are generally 30 day claims. Excluded from the network claims are manual claims and drug formulary only claims where we only administer the clients formulary. We process approximately 2 million manual claims per year.

Network claims increased by 38.6 million, or 9.7%, in 2005 over 2004. The increase in network claims is primarily due to the implementation of our contract with the DoD TRICARE Retail Pharmacy (“TRICARE”) program in June 2004. Revenues for the TRICARE program are included in service revenue (see discussion below).

Network pharmacy revenues decreased $216 million, or 2.3%, from 2004 to 2005, primarily due to the following factors:

•
Network pharmacy revenues decreased $360 million from 2004 to 2005 as a result of a higher mix of lower-cost generic claims and a 2.5% increase in the average co-payment per retail pharmacy claim. Generic claims made up 55.4% of total network claims processed during 2005 as compared to 51.9% during 2004. As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.

•	These factors were partially offset by an increase in pharmacy claims, resulting in a $144 million increase in overall network pharmacy revenues as compared to 2004.

Network pharmacy revenues increased $350 million, or 3.9%, in 2004 over 2003, primarily due to the following factors:

•
Average revenue per claim increased 4.9% in 2004 over 2003 resulting in a $438 million increase in overall network pharmacy revenues. Increases in average revenue per network pharmacy claim were due to drug price inflation and to the transition of one of our clients from use of their retail pharmacy network to an ESI retail pharmacy network in the first quarter of 2004. These increases were partially offset by a higher mix of generic claims and an increase in the average co-payment per retail pharmacy claims. Generic claims represented 51.9% of total network claims processed during 2004 as compared to 48.1% during 2003.

•
Network pharmacy claims included in network pharmacy revenues decreased slightly compared to 2003, resulting in an $88 million decrease in network pharmacy revenues. The decrease in network pharmacy claims volume is mainly due to client losses from 2003. One client, emerging from bankruptcy, discontinued providing retiree benefits, one client was lost through a competitive bidding process, and a one-year contract with a state agency expired, as expected, as future claims will be processed by the state. These decreases were partially offset by new business which started during 2004.

The $245 million, or 5.1%, increase in home delivery pharmacy revenues in 2005 over 2004 is attributable to the following factors:

•
We processed an additional 2.0 million claims in 2005 over 2004, resulting in a $250 million increase in home delivery pharmacy revenues. The increase in home delivery volume is primarily due to the increased usage of our home delivery pharmacies by members of existing clients.

•
A decrease in the average home delivery revenue per claim reduced home delivery pharmacy revenues by $5 million in 2005 from 2004. The decrease in average home delivery revenue per claim is primarily due to a higher mix of generic claims. Our generic fill rate increased to 43.6% in 2005 from 40.5% in 2004. Under our contract with the DoD we earn a fee per prescription filled by our home delivery facility. Revenues and cost of revenues from the DoD contract do not include ingredient cost as inventory is replenished by the DoD through agreements with its suppliers. As a result, these claims have a dilutive effect on the average revenue per home delivery pharmacy claim.

The $783 million, or 19.6%, increase in home delivery pharmacy revenues in 2004 over 2003 is attributable to the following factors:

•
We processed an additional 5.8 million claims in 2004 over 2003, resulting in a $717 million increase in home delivery pharmacy revenues. The increase in home delivery claim volume is primarily due to the implementation of new clients, including the contract with the DoD TRICARE Mail Order Pharmacy program in March 2003, as well as increased usage of our home delivery pharmacies by members of existing clients.

•
Average revenue per home delivery claim increased by approximately 1.4% in 2004 over 2003, representing additional home delivery pharmacy revenue of $66 million. Increases in home delivery revenue per claim from inflation was almost completely offset by the impact of our contract with the DoD TRICARE Mail Order Pharmacy program as mentioned above and by increases in our generic fill rate to 40.5% for 2004 from 37.2% for the same period of 2003.

PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. PBM service revenues increased $51 million, or 50.5%, in 2005 as compared to 2004, and increased $28 million, or 38.4%, revenues in 2004 as compared to 2003, primarily due to the implementation of the TRICARE program in June 2004. The increase from the implementation of the TRICARE contract was partially offset by the elimination of revenues from pharmaceutical manufacturers in support of certain clinical programs. This funding was completely phased out as of October 1, 2003.

PBM cost of revenues decreased $110 million, or 0.8%, from 2004 to 2005 as a result of the following:

•
Net decreases in the average cost per claim and a higher mix of generic claims decreased cost of revenues by approximately $362 million from 2004 to 2005. The decrease in average cost per claim is due principally to reductions in our acquisition cost for retail pharmacy services and home delivery inventory. These cost reductions are expected to benefit future periods as well.

•	These decreases were partially offset by the increases in network and home delivery claims volume resulting in higher PBM cost of revenues of $252 million as compared to the same periods of 2004.

PBM cost of revenues increased $1,128 million, or 9.2%, in 2004 over 2003 primarily as a result of the following:

•
Net increases in the average ingredient cost per claim, mainly due to inflation and to the transition of one of our clients from their network to an ESI retail pharmacy network in the first quarter of 2004 (as discussed above), increased cost of revenues by $560 million in 2004 over 2003.

•	Increases in network and mail order claims volume resulted in higher PBM cost of revenues of $530 million in 2004 over 2003.

Our PBM gross profit increased $190 million, or 22.4%, in 2005 over 2004 and $33 million, or 4.0%, in 2004 over 2003. Increases in revenues from network inflation and higher home delivery volumes were partially offset by lower drug purchasing costs, increased generic claims and lower drug purchasing costs were only partially offset by margin pressures arising from the current competitive environment. Gross profit for 2003 was negatively impacted by a non-recurring reduction of $15 million relating to previously collected pharmaceutical manufacturer funds which we decided to share with our clients.

Selling, general and administrative expense (“SG&A”) for our PBM segment increased $67 million, or 16.3%, in 2005 as compared to 2004 primarily as a result of the following factors:

•
Increased spending of $56 million from 2004 to 2005 on costs to improve the operation and the administrative functions supporting the management of the pharmacy benefit, primarily through increased management incentive compensation.

•	Increased spending related to Medicare Part D, including costs to develop the capabilities necessary to support our PDP clients.
•	Increased spending on infrastructure primarily due to the development of a new Patient Care Contact Center in Pueblo, Colorado in 2005.
•	Bad debt expense increased $8 million from 2005 from 2004, related to an increase in the allowance for receivables from our clients’ members.
•
Partially offsetting the increases noted above, prior year SG&A included a $25.0 million charge recorded in the third quarter to increase legal reserves and a $12 million increase in the PCA loss reserve recorded in December 2004 against the unsecured borrowings by PCA under the line of credit extended by ESI (see “—Liquidity and Capital Resources”).

Selling, general and administrative expense (“SG&A”) for our PBM segment increased $12 million, or 3.0%, in 2004 as compared to 2003 primarily as a result of the following factors:

•
An increase of $28 million in legal fees from $11 million in 2003 to $39 million in 2004. As previously reported, we are a defendant in litigation involving our contract to provide prescription drug benefits for the employees and retirees of the State of New York. In addition, we have received civil investigative demands from the Attorneys General of 25 states and the District of Columbia. In light of these developments, several shareholder class action lawsuits and additional class action lawsuits were filed against the Company (see “—Legal Proceedings”). Based on these developments, we recorded a $25 million increase in legal reserves during the third quarter in 2004 (see “—Critical Accounting Policies”).

•	A $12 million increase in the PCA loss reserve recorded in December 2004 against the unsecured borrowings by PCA under the line of credit extended by ESI (see “—Liquidity and Capital Resources”).
•	These increases in SG&A for 2004 were mostly offset by lower management incentive compensation due to the recording of the PCA loss reserve, and by cost saving measures implemented during 2004.

PBM operating income increased $123 million, or 28.0%, in 2005 over 2004 and $21 million, or 5.0%, in 2004 over 2003, based on the various factors described above.

SPECIALTY OPERATING INCOME

	Year Ended December 31,
(in millions)	2005(1)	Increase/ (Decrease)	2004(2)	Increase/ (Decrease)	2003

Product revenues	$1,607	159.2%	$620	-	$-
Service revenues	13	-	-	-	-
Total Specialty revenues	1,620	161.3%	620	-	-
Cost of Specialty revenues	1,521	165.0%	574	-	-
Specialty gross profit	99	115.2%	46	-	-
Specialty SG&A expenses	60	130.8%	26	-	-
Specialty operating income	$39	95.0%	$20	-	$-

(1) Includes the acquisition of Priority effective October 14, 2005.
(2) Includes the acquisition of CuraScript effective January 30, 2004.

Specialty revenues and cost of revenues increased $1,000 million, or 161.3%, and $947 million, or 165.0%, in 2005 over 2004, respectively.  These increases are primarily due to the acquisition of Priority in 2005, which increased Specialty revenue and cost of revenue by $562 million and $534, respectively.  The remaining increase is primarily due to the increased specialty penetration into the PBM book of business.

Our Specialty gross profit increased $53 million, or 115.2%, in 2005 over 2004, based on the various factors described above.

SG&A for our Specialty segment increased $34 million, or 130.8%, in 2005 as compared to 2004.  The acquisition of Priority represents $25 million of the increase.  The remaining increase is due to the growth in the legacy CuraScript business.

Specialty operating income increased $19 million, or 95.0%, in 2005, based on the various factors described above.

PBS OPERATING INCOME

	Year Ended December 31,
(in millions)	2005	Increase/ (Decrease)	2004	Increase/ (Decrease)		2003

Product revenues	$175	36.7%	$128	47.1%		$87
Service revenues	132	22.2%	108	(1.8%	)	110
Total PBS revenues	307	30.1%	236	19.8%		197
Cost of PBS revenue	246	31.6%	187	28.1%		146
PBS gross profit	61	24.5%	49	(3.9%	)	51
PBS SG&A expense	19	26.7%	15	(21.1%	)	19
PBS operating income	$42	23.5%	$34	6.3%		$32

PBS product revenues increased $47 million, or 36.7%, in 2005 over 2004 and $41 million, or 47.1%, in 2004 over 2003.  The increase in 2005 is mainly due to a higher mix of specialty distribution volumes in which we include ingredient cost of pharmaceuticals dispensed in our revenues, including two new specialty distribution contracts in 2005.  The increase in 2004 is also due to a higher mix of specialty distribution volumes in which we include ingredient cost of pharmaceuticals dispensed in our revenues, as mentioned above.  This increase in Specialty Distribution Services (“SDS”) product revenues was partially offset by the discontinuance, during 2003, of two patient assistance programs (“PAP”) where we received fees for the delivery of certain drugs to doctors for their indigent patients.

PBS service revenues increased $24 million, or 22.2%, in 2005 over 2004 and decreased $2 million, or 1.8%, in 2004 from 2003.  The increase in 2005 reflects new eligibility and service programs initiated during 2005.  The decrease in 2004 was primarily due to the discontinuance, during the third quarter of 2003, of two PAP’s where we received fees for the delivery of certain drugs to doctors for their indigent patients.  This decrease was partially offset by increases due to additional volume in SDS, including new PAP’s, initiated during 2003, where eligibility and other services are being provided.

PBS cost of revenues increased $59 million, or 31.6%, in 2005 over 2004, and $41 million, or 28.1%, in 2004 over 2003.  These increases are mainly due to the additional volume in sample card programs where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our PBS revenues and cost of revenues (as discussed above).  The percentage increase in PBS cost of revenues grew faster than the percentage increase in revenues due to the additional volume in the sample card program (discussed above) where we include the ingredient costs of pharmaceuticals dispensed from retail pharmacies in our SDS revenues and cost of revenues.  The percentage increase in the PBS cost of revenues was partially offset by Phoenix Marketing Group (“PMG”), which does not purchase samples from the manufacturers, but records an administrative fee for verification of practitioner licensure and distribution of samples to those practitioners based on orders received from pharmaceutical sales representatives.

Gross profit increased $12 million, or 24.5%, in 2005 over 2004.  Gross profit decreased $2 million, or 3.9%, in 2004 from 2003.

PBS SG&A increased $4 million, or 26.7%, in 2005 over 2004, primarily due to an increase in marketing expenditures related to the RxOutreach program and increased sales expenses.  PBS SG&A decreased $4 million, or 21.1%, from 2003 to 2004, due to efforts to control costs by integrating certain functions within our PMG and SDS operations.

PBS operating income increased $8 million, or 23.5%, in 2005 over 2004, and increased $2 million, or 6.3%, in 2004 over 2003.

OTHER (EXPENSE) INCOME, NET

In February 2001, we entered into an agreement with AdvancePCS (now owned by Caremark RX, Inc.) and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans.  We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over five years, with almost $20 million invested through December 31, 2005.  We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations.  Our percentage of RxHub’s loss for 2005, 2004 and 2003 is $2 million, $5 million, and $6 million, respectively, and has been recorded in other income (expense), net, in our Consolidated Statement of Operations.

Net interest expense decreased $12 million, or 31.6%, in 2005 as compared to 2004.  This was the net effect of several factors.  In 2004, we redeemed our $250 million Senior Notes, and as a result, we recorded a $12 million charge to interest expense for the redemption premium and the write-off of deferred financing fees.  In addition, we wrote-off $4 million in deferred financing fees as a result of refinancing our entire credit facility during the first quarter of 2004 (see “—Liquidity and Capital Resources”).  These increases in 2004 interest expense were offset by the October 2005 refinancing of our entire credit facility with a new $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600 million revolving credit facility.  As a result, we wrote-off $4 million in deferred financing fees in the fourth quarter of 2005.

Net interest expense remained relatively consistent from 2003 to 2004.  This was the net effect of several factors, as described above.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased to 34.9% for the year ended December 31, 2005, as compared to 38.3% and 38.2% for the years ended December 31, 2004 and 2003, respectively.  The decrease in our effective tax rate reflects a net tax benefit $20 million resulting primarily from changes in the apportionment of our income for state income tax purposes as well as the recognition of expected state tax benefits associated with prior-year subsidiary losses and credits.  Excluding the $20 million net tax benefit, our effective tax rate would have been 38.1%.

Our effective tax rate increased slightly to 38.3% in 2004, from 38.2% in 2003.

NET INCOME AND EARNINGS PER SHARE

Net income increased $122 million, or 43.9%, for the year ended December 31, 2005 over 2004 and increased $28 million, or 11.2% for the year ended December 31, 2004 over 2003.  During 2003, we recorded a cumulative effect of change in accounting principle of $1 million, net of tax, related to our implementation of FAS 143, “Asset Retirement Obligations,” (see “—Other Matters”).

Basic and diluted earnings per share increased 49.5% and 49.7%, respectively for the twelve months ended December 31, 2005 over 2004 and 13.8% and 13.3%, respectively for the twelve months ended December 31, 2004 over 2003.

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

We account for employee stock options in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”  We account for options using the intrinsic value method and have not recognized compensation expense for options granted.  We will adopt FAS 123R using the modified prospective method beginning January 1, 2006 (see “—Other Matters”). The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see note 11 to our consolidated financial statements).  Had we used the fair value method and recognized compensation expense based on the fair value of options determined on the grant date, our net income and earnings per share for the twelve months ended December 31, 2005, 2004 and 2003 would have been $389 million, or $2.60 per diluted share, $270 million, or $1.73 per diluted share, and $238 million, or $1.50 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

During 2005, net cash provided by operations increased $297 million to $793 million from $496 million in 2004.  This increase reflects a $139 million increase from net changes in our working capital components, increased earnings of $122 million, a $34 million increase in non-cash adjustments, and a $14 million increase in depreciation and amortization, partially due to the acquisition of Priority in October 2005.  The increase from changes in our working capital components primarily consists of an $84 million increase resulting from the timing of payments to vendors, a $27 million increase due to improved inventory management, and a $15 million increase due to a lower accounts receivable balance.  The increase in non-cash adjustments is mainly due to an increase of $25 million related to higher tax benefits from the exercise of employee stock options during 2005 and a $12 million increase in bad debt expense, offset by a decrease of $1 million in deferred taxes.  These increases were offset by a $12 million increase in 2004 as a result of establishing our PCA loss reserve.

On January 1, 2006, we will adopt FAS 123R (see "—Other Matters"), which requires classification of the tax benefit from the exercise of stock options in cash flows from financing activities, rather than cash flows from operating activities.  In 2005, cash flows from operating activities included a cash inflow of $36 million related to tax benefits from the exercise of stock options.

During 2004, net cash provided by operations increased $38 million to $496 million from $458 million in 2003.  This increase reflects increased earnings of $29 million, a $16 million increase in depreciation and amortization, partially due to the acquisition of CuraScript in January 2004, and a $12 million increase as a result of establishing our PCA loss reserve.  These increases were partially offset by a $15 million decrease in deferred taxes and a $2 million decrease from net changes in our working capital components.  The decrease from changes in our working capital components was primarily due to a $76 million decrease from a higher inventory balance relating to increased home delivery volume.  Inventory days on hand remained consistent at December 31, 2004 compared to December 31, 2003.  This decrease was offset by a $74 million increase resulting from the timing of payments to vendors.

As a percent of accounts receivable, our allowance for doubtful accounts was 4.0% and 2.9% at December 31, 2005 and 2004, respectively.  The allowance at December 31, 2005 was higher, as a percentage of accounts receivable, primarily due to additional reserves for receivables from our clients’ members, as well as the acquisition of Priority in the fourth quarter of 2005.

Our capital expenditures in 2005 increased $9 million, or 17.6%, as compared to 2004, primarily due to the development of a new Patient Care Contact Center in Pueblo, Colorado in 2005.  Our capital expenditures in 2004 decreased $2 million, or 3.8%, as compared to 2003, primarily due to the new construction of a Tempe mail order facility to manage growth in 2003.  This decrease was partially offset by $9 million capitalized in 2004 due to the development of a new Patient Care Contact Center in St. Marys, Georgia.  We intend to continue to invest in technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

As mentioned above, we developed a new Patient Care Contact Center in Pueblo, Colorado which was completed during the fourth quarter of 2005.  Total 2005 expenditures for the project were approximately $13 million, of which approximately $6 million was expensed and approximately $7 million was capitalized.  Of the $7 million that was capitalized for the project, approximately $6 million was reimbursed by the city of Pueblo and state of Colorado.

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 38 million shares.  There is no limit on the duration of the program.  Approximately 30 million of the 38 million total shares have been repurchased through December 31, 2005.  Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

ACQUISITIONS AND RELATED TRANSACTIONS

      On October 14, 2005, we acquired the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion (see “—Overview”). The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets, consisting of customer contracts in the amount of $82 million and non-competition agreements in the amount of $1 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively, and trade names in the amount of $2 million, which are not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $991 million, which is not being amortized.

On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333 million, which includes a purchase price adjustment for working capital and transaction costs.  CuraScript is one of the nation’s largest Specialty services companies and has enhanced our ability to provide comprehensive pharmaceutical management services to our clients and their members.  CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program.  The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition.  A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $29 million and non-competition agreements in the amount of $3 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively, and trade names in the amount of $1 million, which are not being amortized.  These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $285 million, which is not being amortized.

Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired.  In addition, we evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of other intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.  No such impairment existed at December 31, 2005 or 2004.

We regularly review potential acquisitions and affiliation opportunities.  We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations.  There can be no assurance we will make new acquisitions or establish new affiliations in 2006 or thereafter.

In January 2004, we entered into an agreement to provide PBM services for the Medicare discount program of Pharmacy Care Alliance, Inc. (“PCA”), a nonstock, not-for-profit entity jointly controlled by the National Association of Chain Drugstores (“NACDS”) and us. Our PBM services include the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of prescription claims.  During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17 million to PCA in the form of a revolving line of credit available through December 31, 2005.  Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives.  PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee $2 million on the revolving line of credit.  As of December 31, 2005, we have loaned PCA $15 million, and have received $3 million in interest and principal payments.

The Medicare discount program is scheduled to end by June of 2006.  In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA's costs in closing out the program.  Enrollment as of December 31, 2005 was approximately 266,000 members.  Because enrollment and utilization to date was lower than expected, the outstanding balance of our receivable from PCA was fully reserved at the end of 2004 and 2005.

BANK CREDIT FACILITY

At December 31, 2004, our credit facility with a commercial bank syndicate consisted of $185 million of Term A loans, $198 million of Term B loans, and a $400 million revolving credit facility (of which $50 million was outstanding at December 31, 2004). In October 2005, we refinanced our entire credit facility with a new $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600 million revolving credit facility. The proceeds from the $2.2 billion credit facility were used to finance the Priority acquisition and to prepay borrowings on the Term A Loan and Term B Loans outstanding under our existing credit facility. The newly established $600 million revolving credit facility (none of which was outstanding as of December 31, 2005) is also available for general corporate purposes. In the three months ended December 31, 2005, we made scheduled payments of $40 million and prepayments of $50 million on our Term A Loans.

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

       At December 31, 2005, the weighted average interest rate on the new facility was 5.1%. Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2005, we were in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our schedule of current maturities of our long-term debt as of December 31, 2005, and future minimum lease payments due under noncancellable operating leases (in millions):

	Payments Due by Period as of December 31, 2005
Contractual obligations	Total	2006	2007 - 2008	2009 - 2010	After 2010

Long-term debt	$1,511	$110	$440	$960	$1
Future minimum lease Payments (1) (2)	120	28	43	16	33

Total contractual cash obligations	$1,631	$138	$483	$976	$34

(1)        In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia. At December 31, 2005, our lease obligation is $13 million. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.
(2)       This table does not reflect a lease agreement we signed during 2005 for a new corporate headquarters. The building is in the process of being built and we do not anticipate taking possession until the first quarter of 2007. The annual lease commitments will begin at approximately $4 million and the term of the lease is ten and a half years.

OTHER MATTERS

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

In December 2004, the FASB revised FAS 123, “Share-Based Payment” (“FAS 123R”), which replaced FAS 123, “Accounting for Stock-Based Compensation”, and superseded Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.”  FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements.  As permitted by FAS 123, we currently follow the guidance of APB 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees.  FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period.  FAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption.  FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123.  We will adopt FAS 123R using the modified prospective method beginning January 1, 2006.  The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see note 10 to our consolidated financial statements).  In addition, FAS 123R requires classification of the tax benefit from the exercise of stock options in cash flows from financing activities, rather than cash flows from operating activities.  In 2005, cash flows from operating activities include a cash inflow of $36 million related to tax benefits from the exercise of stock options.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003.  In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delayed the implementation date to financial periods ending after December 31, 2003.  In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements.  We do not have any variable interest entities requiring consolidation under FIN 46 and FIN 46R.  Therefore, adoption of these standards did not have a material impact on our consolidated financial position, consolidated results of operations or our consolidated cash flows.

In January 2003, we adopted FAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FAS 143 requires the capitalization of the fair value of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and the capitalization of a corresponding amount as part of the book value of the related long-lived asset.  In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset.  As required by FAS 143, we recorded an asset retirement obligation ($3 million at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased, home delivery facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord.  For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space upon surrender of the property.  We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1 million and a $2 million ($1 million, net of tax) loss from the cumulative effect of change in accounting principle.  The $1 million asset is being depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At December 31, 2005, we had $1.0 billion of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $10 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express Scripts, Inc.:

We have completed integrated audits of Express Scripts, Inc.’s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded Priority from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Priority from our audit of internal control over financial reporting. Priority is a wholly-owned subsidiary whose total assets and total revenues represent 28.9% and 3.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/PricewaterhouseCoopers LLP
St. Louis, MO
February 22, 2006

EXPRESS SCRIPTS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(in millions, except share data)	2005	2005
Assets
Current assets:
Cash and cash equivalents	$478	$166
Receivables, net	1,393	1,057
Inventories	273	159
Deferred taxes	53	33
Prepaid expenses and other current assets	60	28
Total current assets	2,257	1,443
Property and equipment, net	201	181
Goodwill, net	2,700	1,709
Other intangible assets, net	303	245
Other assets	32	22
Total assets	$5,493	$3,600

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,380	$1,237
Accounts payable	596	323
Accrued expenses	308	232
Current maturities of long-term debt	110	22
Total current liabilities	2,394	1,814
Long-term debt	1,401	412
Other liabilities	233	178
Total liabilities	4,028	2,404

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares
issued and outstanding	-	-
Common Stock, 275,000,000 shares authorized, $0.01 par value;
shares issued: 159,499,000 and 79,787,000, respectively;
shares outstanding: 145,993,000 and 73,858,000, respectively	2	1
Additional paid-in capital	474	467
Unearned compensation under employee compensation plans	(6)	(18)
Accumulated other comprehensive income	9	8
Retained earnings	1,543	1,143
	2,022	1,601
Common Stock in treasury at cost, 13,506,000 and 5,929,000
shares, respectively	(557)	(405)
Total stockholders’ equity	1,465	1,196
Total liabilities and stockholders’ equity	$5,493	$3,600

See accompanying Notes to Consolidated Financial Statements.

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2005	2004	2003

Revenues [1]	$16,266	$15,115	$13,295
Cost of revenues [1]	15,067	14,171	12,428
Gross profit	1,199	944	867
Selling, general and administrative	556	451	417
Operating income	643	493	450
Other income (expense):
Undistributed loss from joint venture	(2)	(5)	(6)
Interest income	11	4	3
Interest expense	(37)	(42)	(41)
	(28)	(43)	(44)
Income before income taxes	615	450	406
Provision for income taxes	215	172	155
Income before cumulative effect
of accounting change	400	278	251
Cumulative effect of accounting change, net of tax	-	-	(1)
Net income	$400	$278	$250

Basic earnings per share:
Before cumulative effect of accounting change	$2.72	$1.82	$1.61
Cumulative effect of accounting change	-	-	(0.01)
Net income	$2.72	$1.82	$1.60
Weighted average number of common shares
outstanding during the period - Basic EPS	147	153	156

Diluted earnings per share:
Before cumulative effect of accounting change	$2.68	$1.79	$1.59
Cumulative effect of accounting change	-	-	(0.01)
Net income	$2.68	$1.79	$1.58
Weighted average number of common shares
outstanding during the period - Diluted EPS	149	155	158

1Excludes estimated retail pharmacy co-payments of $5,821, $5,546 and $5,276 for the years ended December 31, 2005, 2004, and 2003, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2002	80	$1	$504	$(8)	$(4)	$615	$(104)	$1,004
Comprehensive income:
Net income	-	-	-	-	-	250	-	250
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	6	-	-	6
Realized and unrealized losses on derivative
financial instruments; net of taxes	-	-	-	-	2	-	-	2
Comprehensive income	-	-	-	-	8	250	-	258
Treasury stock acquired	-	-	-	-	-	-	(143)	(143)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	(1)	-	2	(23)	-	-	21	-
Amortization of unearned compensation
under employee plans	-	-	-	8	-	-	-	8
Exercise of stock options	-	-	(48)	-	-	-	89	41
Tax benefit relating to employee stock compensation	-	-	27	-	-	-	-	27
Balance at December 31, 2003	79	1	485	(23)	4	865	(137)	1,195
Comprehensive income:
Net income	-	-	-	-	-	278	-	278
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	3	-	-	3
Realized and unrealized losses on derivative
financial instruments; net of taxes	-	-	-	-	1	-	-	1
Comprehensive income	-	-	-	-	4	278	-	282
Treasury stock acquired	-	-	-	-	-	-	(336)	(336)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	-	-	-	(7)	-	-	9	2
Amortization of unearned compensation
under employee plans	-	-	-	12	-	-	-	12
Exercise of stock options	-	-	(30)	-	-	-	59	29
Exercise of stock warrants	-	-	1	-	-	-	-	1
Tax benefit relating to employee stock compensation	-	-	11	-	-	-	-	11
Balance at December 31, 2005	79	1	467	(18)	8	1,143	(405)	1,196
Comprehensive income:
Net income	-	-	-	-	-	400	-	400
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	1	-	-	1
Realized and unrealized losses on derivative
financial instruments; net of taxes	-	-	-	-	-	-	-	-
Comprehensive income	-	-	-	-	1	400	-	401
Stock split in form of dividend	80	1	(1)					-
Treasury stock acquired	-	-	-	-	-	-	(220)	(220)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	-	-	(3)	1	-	-	1	(1)
Amortization of unearned compensation
under employee plans	-	-	-	11	-	-	-	11
Exercise of stock options	-	-	(25)	-	-	-	67	42
Tax benefit relating to employee stock compensation	-	-	36	-	-	-	-	36
Balance at December 31, 2005	159	$2	$474	$(6)	$9	$1,543	$(557)	$1,465

See accomp    See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2005	2004	2003
Cash flows from operating activities:
Net income	$400	$278	$250
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	84	70	54
Deferred income taxes	18	19	34
Bad debt expense	18	6	(3)
Tax benefit relating to employee stock compensation	36	11	27
Amortization of unearned compensation under employee plans	11	12	8
Cumulative effect of accounting change	-	-	2
PCA loss reserve	-	12	-
Other, net	6	7	3
Changes in operating assets and liabilities, net of
changes resulting from acquisitions:
Receivables	6	(9)	(23)
Inventories	(5)	(32)	44
Other current and non-current assets	6	(7)	7
Claims and rebates payable	143	91	93
Other current and non-current liabilities	70	38	(38)
Net cash provided by operating activities	793	496	458

Cash flows from investing activities:
Purchases of property and equipment	(60)	(51)	(53)
Proceeds from sale of property and equipment	-	-	6
Acquisitions, net of cash acquired, and investment in joint venture	(1,311)	(332)	4
Repayment from (loan to) Pharmacy Care Alliance	2	(14)	-
Other	-	-	-
Net cash used in investing activities	(1,369)	(397)	(43)

Cash flows from financing activities:
Proceeds from long-term debt	1,600	676	50
Repayment of long-term debt	(474)	(746)	(160)
(Repayments of ) Proceeds from revolving credit line, net	(50)	50	-
Treasury stock acquired	(220)	(336)	(143)
Deferred financing fees	(9)	(6)	-
Net proceeds from employee stock plans	40	31	41
Other	-	1	-
Net cash provided by (used in) financing activities	887	(330)	(212)

Effect of foreign currency translation adjustment	1	1	2

Net increase (decrease) in cash and cash equivalents	312	(230)	205
Cash and cash equivalents at beginning of year	166	396	191
Cash and cash equivalents at end of year	$478	$166	$396

Supplemental data:
Cash paid during the year for:
Income taxes	$206	$136	89
Interest	22	24	37

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Organization and operations.  We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, providing health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs.  Our integrated PBM services include network claims processing, home delivery pharmacy services, specialty prescription fulfillment, benefit design consultation, drug utilization review, formulary management, disease management and drug data analysis services.  We provide specialty services, including patient care and direct specialty home delivery to patients; distribution of infusion drugs to patient homes, physician offices, and infusion centers; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharma clients; fertility services to providers and patients; and bio-pharma services including marketing, reimbursement and customized logistics solutions ("Specialty").  Specialty services do not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks.  These prescriptions are reflected in PBM retail pharmacies participating in our networks.  We also provide PBS services through our Pharma Business Solutions (“PBS”) unit.  PBS services include distribution services through our Express Scripts Specialty Distribution Services subsidiary (“SDS”), drug sample fulfillment and sample accountability services through our Phoenix Marketing Group, Inc. (“PMG”) subsidiary.

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

Cash and cash equivalents.  Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.  We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts.  As a result, cash disbursement accounts carrying negative book balances of $171 million and $160 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at December 31, 2005 and 2004, respectively.  This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been defeased.  No overdraft or unsecured short-term loan exists in relation to these negative balances.

Accounts receivable.  Based on our revenue recognition policies discussed below, certain claims at the end of a period are unbilled.  Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin.  Estimates are adjusted to actual at the time of billing.  In addition, revenue and unbilled receivables for rebates based on market share performance are calculated quarterly based on an estimate of rebatable prescriptions and the rebate per prescription.  These estimates are adjusted to actual when the number of rebatable prescriptions and the rebate per prescription have been determined and the billing to the manufacturers has been completed.  Historically, adjustments to our original estimates have been relatively immaterial.  As of December 31, 2005 and 2004, unbilled receivables were $686 million and $665 million, respectively.  Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

We provide an allowance for doubtful accounts equal to estimated uncollectible receivables.  This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions.  As of December 31, 2005 and 2004, we have an allowance for doubtful accounts of $58 million and $31 million, respectively.  This increase is primarily due to additional reserves for receivables from our clients’ members, as well as the acquisition of Priority Healthcare, Inc. (“Priority”) in the fourth quarter of 2005.

Inventories.  Inventories consist of prescription drugs and medical supplies that are stated at the lower of first-in first-out cost or market.

Property and equipment.  Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture and three to five years for equipment and purchased computer software.  Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease or the useful life of the asset, if shorter.  Expenditures for repairs, maintenance and renewals are charged to income as incurred.  Expenditures that improve an asset or extend its estimated useful life are capitalized.  When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years.  Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.

Marketable securities.  All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement No. (“FAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  All marketable securities at December 31, 2005 and 2004 were recorded in other assets on our Consolidated Balance Sheet.

Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings.  We held trading securities, consisting primarily of mutual funds, of $24 million and $18 million at December 31, 2005 and 2004, respectively.  We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 10.  Net gains recognized on the trading portfolio were $1 million in 2005 and 2004, and $2 million in 2003, respectively.  The acquisition of Priority resulted in a $4 million increase in trading securites.

Goodwill.  Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In addition, we evaluate whether events or circumstances have occurred that may indicate an impairment in goodwill. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed at December 31, 2005 or 2004.

Other intangible assets.  Other intangible assets include, but are not limited to, customer contracts, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements.  Other intangible assets, excluding customer contracts, are recorded at cost.  Customer contracts are valued based on discounted cash flows over the expected life of the intangible asset.  Excluding trade names which have an indefinite life, other intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from two to 20 years (see Note 6).  The amount reported is net of accumulated amortization of $156 million and $127 million at December 31, 2005 and 2004, respectively.  Amortization expense for customer contracts and non-compete agreements included in selling, general and administrative expenses was $21 million, $18 million and $14 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Amortization expense for deferred financing fees included in interest expense was $1 million in 2005 and 2004, and $2 million in 2003.  Amortization expense for advance discounts paid to customers is recorded against revenue and was $11 million in 2005 and $8 million in 2004 and 2003.

Impairment of long lived assets.  We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible, may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.  No such impairment existed as of December 31, 2005 and 2004.

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

Revenue recognition. Revenues from our PBM segment are earned by dispensing prescriptions from our home delivery pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs (see also “—Rebate Accounting”).

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment.  Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect.  We have no information regarding actual co-payments collected.  As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue.  Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $5.8 billion, $5.5 billion and $5.3 billion for the years ended December 31, 2005, 2004, and 2003, respectively, are excluded from revenues and cost of revenues.

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

Revenues from our Specialty segment are recognized at the point of shipment for those sales when the risk of loss passes at the point of shipment and upon receipt for those sales when the risk of loss passes at the point of receipt as products are shipped to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances.  Discounts and contractual allowances are estimated based on historical collections over a recent period for the sales that are recorded at gross charges.  The percentage is applied to the applicable accounts receivable balance that contains gross charges for each period.  Any differences between our estimates and actual collections are reflected in operations in the year payment is received.  Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates.  Allowances for returns are estimated based on historical return trends.  Financing charge revenues are recognized when received.

Revenues from our PBS segment are derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network, the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their indigent patients, sample fulfillment and sample accountability services.  Revenues earned by PBS include administrative fees received from pharmaceutical manufacturers for dispensing or distributing consigned pharmaceuticals requiring special handling or packaging and administrative fees for verification of practitioner licensure and distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.  We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in PBS revenues, and the associated costs for these sample card programs in cost of revenues.  Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue.  These transactions require us to assume credit risk.

Rebate accounting.  Historically, we have administered two rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers.  Rebates earned for the administration of these programs, performed in conjunction with claim processing and home delivery services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue.  When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue.  We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales.

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

Earnings per share (reflecting the two-for-one stock split effective June 24, 2005).  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued.  The following is the reconciliation between the number of weighted average shares used in the basic and diluted earnings per share calculation for all periods (amounts in millions):

	2005	2004	2003

Weighted average number of common shares
outstanding during the period - Basic EPS	147	153	156
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units,
and executive deferred compensation units	2	2	2
Weighted average number of common shares
outstanding during the period - Diluted EPS	149	155	158

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.”

Foreign currency translation.  The financial statements of ESI Canada, our Canadian operations, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  The functional currency for ESI Canada is the local currency and cumulative translation adjustments (credit balances of $10 million and $9 million at December 31, 2005 and 2004, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.

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

The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income and earnings per share had we elected to record compensation expense based on the fair value of options at the grant date for the years ended December 31, 2005, 2004 and 2003 (see also Note 10):

(in millions, except per share data)	2005	2004	2003
Stock-based compensation, net of tax
As reported	$7	$7	$4
Pro forma	18	15	16

Net income
As reported	$400	$278	$250
Pro forma	389	270	238

Basic earnings per share
As reported	$2.72	$1.82	$1.60
Pro forma	2.65	1.77	1.53

Diluted earnings per share
As reported	$2.68	$1.79	$1.58
Pro forma	2.60	1.73	1.50

Comprehensive income.  In addition to net income, our components of comprehensive income (net of taxes) are foreign currency translation adjustments and realized and unrealized losses on derivative financial instruments designated as cash flow hedges.  We have displayed comprehensive income within the Statement of Changes in Stockholders’ Equity.

Segment reporting.  Effective in October 2005, we began managing our Specialty business as a separate operating segment.  Previously, our Specialty business was part of our domestic PBM operating segment.  The change is primarily due to the acquisition of Priority in October 2005.  Our Specialty segment consists of our CuraScript (acquired in January 2004) and Priority businesses and 2004 data has been reclassified to reflect the change in our operating and reporting segments (See Note 11).

New accounting guidance.  In June 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections”, which superceded APB No. 20, “Accounting Changes”.  APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  In contrast, FAS 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable.  In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the implementation of FAS 154 to have an impact on our consolidated results of operations.

In December 2004, the FASB revised FAS 123. FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements.  As permitted by FAS 123, we currently follow the guidance of APB 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees.  FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period.  FAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption.  FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123.  We will adopt FAS 123R using the modified prospective method beginning January 1, 2006.  The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see “Employee stock-based compensation”).  In addition, FAS 123R requires classification of the tax benefit from the exercise of stock options in cash flows from financing activities, rather than cash flows from operating activities.  In 2005, cash flows from operating activities included a cash inflow of $36 million related to tax benefits from the exercise of stock options.

In January 2003, we adopted FAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires the capitalization of the fair value of any legal or contractual obligations associated with the retirement of tangible, long-lived assets in the period in which the liabilities are incurred and the capitalization of a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. As required by FAS 143, we recorded an asset retirement obligation ($3.1 million at January 1, 2003) primarily related to equipment and leasehold improvements installed in leased, home delivery facilities in which we have a contractual obligation to remove the improvements and equipment upon surrender of the property to the landlord. For certain of our leased facilities, we are required to remove equipment and convert the facilities back to office space upon surrender of the property. We also recorded a net increase in fixed assets (net of accumulated depreciation) of $1 million and a $2 million ($1 million, net of tax) loss from the cumulative effect of change in accounting principle. The $1 million asset is being depreciated, on a straight-line basis, over the remaining term of the leases, which range from seven months to ten years.

2.    Changes in business

Acquisitions.

On October 14, 2005, we acquired the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion. The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority. Priority, headquartered in Lake Mary, Florida, is among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005. This acquisition is expected to enhance our Specialty business. The $1.3 billion purchase price was financed with approximately $167 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility. We are currently in the process of evaluating the net assets acquired from Priority. The allocation of the purchase price to the assets and liabilties acquired from Priority is preliminary and subject to revision based on the outcome of ongoing evaluations of these assets and liabilities.

The following table summarizes the estimated fair values of the Priority assets acquired and liabilities assumed at the date of acquisition (in millions):

As of October 14, 2005

Current assets	$526
Property and equipment	24
Goodwill	991
Other identified intangibles	85
Other assets	3

Total assets acquired	1,629

Current liabilities	276
Deferred tax liabilities	37

Total liabilities assumed	313

Net Assets Acquired	$1,316

Aetna Specialty Pharmacy, a joint venture existing between Priority and Aetna, Inc. (“Aetna”), was 60% owned by Priority and 40% by Aetna. Upon a change in control of Priority, the joint venture agreement provided Aetna with an option to purchase Priority’s 60% ownership share of the joint venture. Aetna exercised its option and on December 30, 2005 purchased Priority’s 60% ownership share of Aetna Specialty Pharmacy. The gain on the assets sold, which was not material, reduced the amount of goodwill we recorded through the Priority acquisition. In the table above, the net assets of Aetna Specialty Pharmacy are excluded from the assets acquired and liabilities assumed.

The results of operations of Priority are included in our consolidated results of operations beginning October 14, 2005.  The following unaudited pro forma information presents a summary of our combined results of operations and those of Priority as if the acquisition had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results (in millions, except per share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Total revenues	$17,838	$16,854
Net income	392	286
Basic earnings per share	2.67	1.87
Diluted earnings per share	2.63	1.85

On January 30, 2004, we acquired the outstanding capital stock of CuraScript, for approximately $333.4 million, which includes a purchase price adjustment for working capital and transaction costs. CuraScript is one of the nation’s largest Specialty services companies and has enhanced our ability to provide comprehensive pharmaceutical management services to our clients and their members. CuraScript operates seven specialty pharmacies throughout the United States and serves over 175 managed care organizations, 30 Medicaid programs and the Medicare program. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer contracts in the amount of $29 million and non-competition agreements in the amount of $3 million, which are being amortized using the straight-line method over estimated useful lives of ten years and three years, respectively, and trade names in the amount of $1 million, which are not being amortized. These assets are included in other intangible assets. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $285 million, which is not being amortized.

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

During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17 million to PCA in the form of a revolving line of credit available through March 31, 2005. Requests for borrowings on the revolving line of credit require the unanimous consent of PCA’s board of directors, which consists of representatives from NACDS and from our management team, or its designated representatives. PCA will utilize the revolving line of credit to fund its operating expenditures. NACDS has agreed to guarantee $2 million on the revolving line of credit. As of December 31, 2005, we have loaned PCA $15 million and received $3 million in interest and principal payments.

The Medicare discount program is scheduled to end by June of 2006. In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA’s costs in closing out the program. Enrollment as of December 31, 2005 was approximately 266,000 members. Because 2005 enrollment and utilization was lower than expected, the outstanding balance of our receivable from PCA was fully reserved at the end of 2005.

3.    Joint venture

We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans.  The company operates as conduit of information among all parties engaging in electronic prescribing.  We own one-third of the equity of RxHub (as do each of the other two founders) and have committed to invest up to $20 million over the first five years of the joint venture with almost $20 million invested through December 31, 2005.  We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations.  Our percentage of RxHub’s loss for 2005, 2004 and 2003 is $2 million, $5 million, and $6 million, respectively, and has been recorded in other income (expense), net, in our Consolidated Statement of Operations.  The cumulative, undistributed losses of RxHub through December 31, 2005 are $19 million.  Our investment in RxHub (approximately $1 million at December 31, 2005 and 2004) is recorded in other assets on our Consolidated Balance Sheet.

4.    Property and equipment

Property and equipment, at cost, consists of the following:

	December 31,
(in millions)	2005	2004
Land and buildings	$6	$6
Furniture	27	19
Equipment	162	134
Computer software	163	128
Leasehold improvements	44	35
	402	322
Less accumulated depreciation	201	141
	$201	$181

Depreciation expense for 2005, 2004 and 2003 was $63 million, $52 million and $40 million, respectively.  Internally developed software, net of accumulated depreciation, was $54 million and $47 million at December 31, 2005 and 2004, respectively.

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia.  At December 31, 2005, our lease obligation was $13 million.  In accordance with FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space.  Our asset retirement obligation was $6 million and $4 million at December 31, 2005 and 2004, respectively.  The acquisition of Priority resulted in a $2 million increase in our asset retirement obligation.

5.    Goodwill and Other Intangibles

The following is a summary of our goodwill and other intangible assets (amounts in millions).

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,509	$107	$1,508	$107
Specialty(2) (3)	1,276	-	286	-
PBS	22	-	22	-
	$2,807	$107	$1,816	$107

Other intangible assets
PBM
Customer contracts	$265	$94	$265	$82
Other (4)	72	52	68	39
	337	146	333	121

Specialty
Customer contracts (2) (3)	111	9	29	3
Other (2) (3)	8	2	4	1
	119	11	33	4

PBS
Customer contracts	4	2	4	2
Other	2	-	2	-
	6	2	6	2
Total other intangible assets	$462	$159	$372	$127

(1) Changes in goodwill and accumulated amortization from December 31, 2004 to December 31, 2005 are a result of changes in foreign currency exchange rates.
(2) In the first quarter of 2005 we finalized the allocation of the CuraScript purchase price to tangible and intangible net assets resulting in a $1 million decrease in goodwill (See Note 2).
(3)As a result of our acquisition of the capital stock of Priority in October 2005, we preliminarily recorded goodwill, customer contracts, trade names, and other intangible assets of $991 million, $82 million, $2 million, and $1 million, respectively (See Note 2).
(4) Write-offs of deferred financing fees due to the refinancing of our bank credit facility (see Note 6) also resulted in changes in other intangible assets from December 31, 2004 to December 31, 2005.

The aggregate amount of amortization expense of other intangible assets was $33 million, $34 million and $24 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively.  The future aggregate amount of amortization expense of other intangible assets is expected to be approximately $42 million for 2006, $38 million for 2007, $35 million for 2008, $34 million for 2009 and $29 million for 2010.  The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 16 years for customer contracts and four years for other intangible assets.

6.    Financing

Long-term debt consists of:

	December 31,
(in millions)	2005	2004

Term A loans due October 14, 2010 with an average interest rate of 5.05% at December 31, 2005	$1,510	$-
Term A loans due February 13, 2009 with an average interest rate of 3.46% at December 31, 2004	-	185
Term B loans due February 13, 2010 with an average interest rate of 3.70% at December 31, 2004 and a deferred interest rate swap gain of $50 at December 31, 2004	$-	198
Revolving credit facility due February 13, 2009 with an average interest rate of 3.67% at December 31, 2004	$-	50
Other	1	1
Total debt	1,511	434

Less current maturities	110	22
Long-term debt	$1,401	$412

At December 31, 2004, our credit facility with a commercial bank syndicate consisted of $185 million of Term A loans, $198 million of Term B loans, and a $400 million revolving credit facility (of which $50 million was outstanding at December 31, 2004).  In October 2005, we refinanced our entire credit facility with a new $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600 million revolving credit facility.  The proceeds from the $2.2 billion credit facility were used to finance the Priority acquisition and to prepay borrowings on the Term A and Term B loans outstanding under our existing credit facility.  As a result of this refinancing, we wrote-off approximately $4 million in deferred financing fees relating to our prior credit facility in the fourth quarter of 2005.  The newly established $600 million revolving credit facility (none of which was outstanding as of December 31, 2005) is also available for general corporate purposes.  In the three months ended December 31, 2005, we made scheduled payments of $40 million and prepayments of $50 million on our Term A Loans.

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

At December 31, 2005, the weighted average interest rate on the new facility was 5.1%.  Our new credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At December 31, 2005, we were in compliance with all covenants associated with our credit facility.

The following represents the schedule of current maturities for our long-term debt, reflecting the increase in debt related to the Priority acquisition in October 2005 and the refinancing of our bank credit facility in October 2005 (amounts in millions):

Year Ended December 31,
2006	$110
2007	180
2008	260
2009	420
2010	540
Thereafter	1
$1,511

7.    Income taxes

The income tax provision consists of the following:

	Year Ended December 31,
(in millions)	2005	2004	2003
Current provision:
Federal	$195	$138	$105
State	-	14	14
Foreign	2	1	2
Total current provision	197	153	121
Deferred provision:
Federal	19	14	31
State	(1)	6	3
Foreign	-	(1)	-
Total deferred provision	18	19	34
Total current and deferred provision	$215	$172	$155

Income taxes included in the Consolidated Statement of Operations are:

	Year Ended December 31,
(in millions)	2005	2004	2003
Continuing operations	$215	$172	$155
Cumulative effect of accounting change	-	-	(1)
	$215	$172	$154

A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2005, 2004 and 2003 is immaterial):

	Year Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.2)	3.4	2.8
Non-deductible amortization of
customer contracts	0.2	0.2	0.2
Other, net	(0.1)	(0.3)	0.2
Effective tax rate	34.9%	38.3%	38.2%

The deferred tax assets and deferred tax liabilities recorded in our Consolidated Balance Sheet are as follows:

	December 31,
(in millions)	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$26	$13
Non-compete agreements	2	2
Deferred compensation	8	8
Restricted stock	4	7
Accrued expenses	21	10
State income taxes	-	2
Other	4	2
Gross deferred tax assets	65	44
Deferred tax liabilities:
Depreciation and property differences	(23)	(30)
Goodwill and customer contract amortization	(193)	(132)
State income taxes	(1)	-
Prepaids	(3)	(3)
Other	(1)	(2)
Gross deferred tax liabilities	(221)	(167)

Net deferred tax liabilities	$(156)	$(123)

At December 31, 2005 and 2004, the net current deferred tax asset is $53 million and $33 million, respectively, and the net long-term deferred tax liability, included in other liabilities is $209 million and $156 million, respectively.

Our effective tax rate decreased to 34.9% for the year ended December 31, 2005, as compared to 38.3%  and 38.2% for the years ended December 31, 2004 and 2003, respectively.  The decrease in our effective tax rate reflects a net tax benefit $20 million resulting primarily from changes in the apportionment of our income for state income tax purposes as well as the recognition of expected state tax benefits associated with prior-year subsidiary losses and credits.  Excluding the $20 million net tax benefit, our effective tax rate would have been 38.1%.

8.    Commitments and contingencies

We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years.  The majority of our lease agreements include renewal options which would extend the agreements from one to five years.  We have entered into a noncancellable agreement to sublet one facility with a remaining term of one year.  Rental expense under the office and distribution facilities leases in 2005, 2004 and 2003 was $25 million, $22 million and $18 million, respectively.  The future minimum lease payments due under noncancellable operating leases (in millions):

Year Ended December 31,	Minimum lease payments
2006	$28
2007	24
2008	19
2009	8
2010	8
Thereafter	33
$120

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia, as discussed in Note 4, “Property and equipment”.

For the year ended December 31, 2005, approximately 70.1% of our pharmaceutical purchases were through one wholesaler.  We believe other alternative sources are readily available.  Our top five clients represented 23.6%, 22.8%, and 17.8% of revenues during 2005, 2004 and 2003 respectively.  None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2005, 2004 or 2003.  We believe no other concentration risks exist at December 31, 2005.

We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage.  Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1, “Self-insurance reserves”) .  The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims.  We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with FAS 5, “Accounting for Contingencies.”  Under FAS 5, if the range of possible loss is broad, the liability accrual should be based on the lower end of the range.  Based on prior year developments (see—“Legal Proceedings”), we recorded a $25 million increase in legal reserves during the third quarter of 2004.

While we believe that our services and business practices are in compliance with all applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these matters at this time.  An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies.  We can give no assurance that such judgments, fines and remedies, and future costs associated with these matters would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consoldiated cash flow from operations.

9.    Common Stock

In May 2005, we announced a two-for-one stock split for stockholders of record on June 10, 2005, effective June 24, 2005.  The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding.  The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.

Treasury shares are carried at first in, first out cost.  We have a stock repurchase program, originally announced on October 25, 1996, under which our Board of Directors has approved the repurchase of a total of 38 million shares.  There is no limit on the duration of the program.  During 2005, we used internally generated cash to repurchase 4 million shares for $220 million.  Through December 31, 2005, approximately 30 million of the 38 million total shares have been repurchased under the program and 9 million shares have been reissued in connection with employee compensation plans.  Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

As of December 31, 2005, approximately 10 million shares of our common stock have been reserved for employee benefit plans (see Note 10).

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

10.    Employee benefit plans and stock-based compensation plans

Retirement savings plan.  We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full time employees.  Employees may elect to enter a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan.  For substantially all employees, we match 100% of the first 4% of the employees’ compensation contributed to the Plan.  Beginning January 1, 2006, we will match 200% of the first 1% and 100% of the next 3% of the employees’ compensation contributed to the Plan.  We incurred contribution expense of approximately $9 million in 2005 and 2004, and $8 million in 2003.

Employee stock purchase plan.  We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our common stock. Through December 2005, participating employees could elect to contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 85% of the lower of the fair market value of our common stock as of either the beginning or the end of the participation period. Beginning January 1, 2006, participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. During 2005, 2004 and 2003, approximately 124,000, 150,000 and 136,000 shares of our common stock were issued under the plan, respectively. Our common stock reserved for future employee purchases under the plan is approximately 228,000 at December 31, 2005.

Deferred compensation plan.  We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death.  Benefit payments are funded by a combination of contributions from participants and us.  Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards.  Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account.  For 2005, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options.  We have chosen to fund our liability for this plan through investments in trading securities, which primarily consists of mutual funds (see Note 1).  We incurred approximately $4 million of compensation expense in 2005, 2004 and 2003.  At December 31, 2005, approximately 1,485,000 shares of our common stock have been reserved for future issuance under the plan.

Profit sharing plan.  Certain employees are eligible to participate in a profit sharing plan (“Profit Sharing Plan”) as of the first January 1, April 1, July 1 or October 1 after having completed at least three months of service and having reached age 18 (“Participant”).  Participants are generally eligible to receive a discretionary annual contribution after having completed at least one year of service and having reached age 18.  The employer contribution for a year is allocated among the Participants employed on the last day of the year, and who completed at least 1,000 hours of service during the year, in proportion to their relative compensation for the portion of the year in which they were eligible to participate.

Stock-based compensation plans.  In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 and again in December 2001 (as amended, the “2000 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2000 LTIP, as then amended, was approved by our stockholders in May 2001.  As of December 31, 2005, approximately 7,790,000 shares of our Common Stock are available for issuance under this plan.  The maximum term of options granted under the 2000 LTIP is 10 years.  During 2005, we granted approximately 3,400 restricted shares of common stock with a weighted average fair market value of $37.62, to certain of our officers and employees.  These shares are subject to various cliff-vesting periods from five to ten years with provisions allowing for accelerated vesting based upon specific performance criteria.  Prior to vesting, these restricted shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  As of December 31, 2005, a total of 2,523,000 restricted shares of common stock have been issued under the 2000 LTIP of which, 2,071,000 shares were issued from shares held in treasury and approximately 420,000 shares have been forfeited.  Unearned compensation relating to the restricted shares is recorded as a separate component of stockholders’ equity and is amortized to non-cash compensation expense over the estimated vesting periods.  As of December 31, 2005, 2004 and 2003, unearned compensation was $5 million, $17 million and $22 million, respectively.  We recorded compensation expense related to restricted stock grants of $11 million in 2005 and 2004, and $7 million in 2003.

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

We apply APB 25 and related interpretations in accounting for our plans.  Accordingly, compensation cost has been recorded based upon the intrinsic value method of accounting for restricted stock and no compensation cost has been recognized for stock options granted.  Had compensation cost for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by FAS 123, our net income (loss) would have been reduced by $11 million, $9 million and $12 million for the years ended December 31, 2005, 2004 and 2003, respectively (see also Note 1).

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life of option	3-5 years	3-7 years	3-10 years
Risk-free interest rate	3.5%-4.4%	2.0%-4.2%	1.6%-3.7%
Expected volatility of stock	35%-40%	41%-47%	52%-53%
Expected dividend yield	None	None	None

A summary of the status of our fixed stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below.

	2005		2004		2003
(share data in tmillions)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	7	$21.86	8	$17.98	11	$15.75
Granted	2	42.43	2	36.32	1	32.07
Exercised	(2)	18.27	(2)	15.60	(3)	11.43
Forfeited/Cancelled	(1)	32.94	(1)	25.74	(1)	22.03
Outstanding at end of year	6	28.21	7	21.86	8	17.98

Options exercisable at year end	4		5		5
Weighted-average fair value of options granted during the year	$15.12		$14.25		$14.88

The following table summarizes information about fixed stock options outstanding at December 31, 2005:
Options Exercisable
	Options Outstanding			Options Exercisable
Range of Exercise Prices (share data in millions)	Number Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$3.72 - 16.42	1	3.23	$12.67	1	$12.67
16.85 - 23.98	2	4.74	21.21	2	21.21
24.07 - 37.58	1	5.50	34.23	1	32.66
37.62 - 42.80	1	6.06	38.89	-	-
47.14 - 89.03	1	6.63	50.31	-	-
3.72 - 89.03	6	5.00	$28.21	4	$19.93

11.    Segment information

We report segments on the basis of services offered and have determined that we have three reportable segments:  PBM, Specialty, and PBS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  Our PBS segment includes our SDS and PMG service lines. Effective in October 2005, we began managing our Specialty business as a separate operating segment.  Previously, our Specialty business was part of our domestic PBM operating segment.  The change is primarily due to the acquisition of Priority (see Note 2) on October 14, 2005.  Our Specialty segment consists of our CuraScript (acquired in January 2004) and Priority businesses and 2004 data has been recast to reflect the change in our operating and reporting segments.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, as of and for the years ended December 31:

(in millions)	PBM	Specialty	PBS	Total
2005
Product revenue:
Network revenues	$9,171	$-	$-	$9,171
Home delivery revenues	5,016	1,607	-	6,623
Other revenues	-	-	175	175
Service revenues	152	13	132	297
Total revenues	14,339	1,620	307	16,266
Depreciation and amortization expense	67	11	6	84
Operating income	562	39	42	643
Undistributed loss from joint venture				(2)
Interest income				11
Interest expense				(37)
Income before income taxes				643

Total assets (as of December 31)	3,256	2,066	171	5,493
Investment in equity method investees	1	3	-	4
Capital expenditures	49	3	8	60
2004
Product revenue:
Network revenues	$9,387	$-	$-	$9,387
Home delivery revenues	4,771	620	-	5,391
Other revenues	-	-	128	128
Service revenues	101	-	108	209
Total revenues	14,259	620	236	15,115
Depreciation and amortization expense	60	5	5	70
Operating income	439	20	34	493
Undistributed loss from joint venture				(5)
Interest income				4
Interest expense				(42)
Income before income taxes				450

Total assets (as of December 31)	3,043	417	140	3,600
Investment in equity method investees	1	-	-	1
Capital expenditures	40	2	9	51
2003
Product revenue:
Network revenues	$9,037	$-	$-	$9,037
Home delivery revenues	3,988	-	-	3,988
Other revenues	-	-	87	87
Service revenues	73	-	110	183
Total revenues	13,098	-	197	13,295
Depreciation and amortization expense	51	-	3	54
Operating income	418	-	32	450
Undistributed loss from joint venture				(6)
Interest income				3
Interest expense				(41)
Income before income taxes				406

Total assets (as of December 31)	3,287	-	122	3,409
Investment in equity method investees	2	-	-	2
Capital expenditures	49	-	4	53

PBM product revenue consists of revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks.  Specialty product revenues consist of distribution of certain specialty drugs.  PBS product revenues consist of revenues from certain specialty distribution activities.  PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs and informed decision counseling services.  PBS service revenue includes revenues from certain specialty distribution services, and sample distribution and accountability services.

Revenues earned by our Canadian PBM totaled $31 million, $26 million and $22 million for the years ended December 31, 2005, 2004 and 2003, respectively.  All other revenues are earned in the United States.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $36 million, $36 million and $34 million as of December 31, 2005, 2004 and 2003, respectively.  All other long-lived assets are domiciled in the United States.

12.    Quarterly financial data (unaudited)

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth(3)
Fiscal 2005
Total revenues (1)	$3,839	$3,944	$3,847	$4,635
Cost of revenues (1)	3,574	3,668	3,554	4,271
Gross profit	265	276	293	364
Selling, general and administrative	127	128	132	169
Operating income	138	148	161	195
Net income	$85	$102	$102	111

Basic earnings per share(2)	$0.58	$0.69	$0.70	$0.75

Diluted earnings per share(2)	$0.57	$0.68	$0.68	$0.75

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth
Fiscal 2004
Total revenues (1)	$3,628	$3,780	$3,767	$3,940
Cost of revenues (1)	3,406	3,556	3,532	3,677
Gross profit	222	224	235	263
Selling, general and administrative	95	97	130	128
Operating income	127	127	105	135
Net income	$70	$65	$62	81

Basic earnings per share(2)	$0.45	$0.42	$0.41	$0.54

Diluted earnings per share(2)	$0.45	$0.42	$0.40	$0.53

(1)
Excludes estimated retail pharmacy co-payments of $1,484 and $1,397 for the three months ended March 31, 2005 and 2004, respectively, $1,460 and $1,387 for the three months ended June 30, 2005 and 2004, respectively, $1,413 and $1,364 for the three months ended September 30, 2005 and 2004, respectively, and $1,464 and $1,398 for the three months ended December 31, 2005 and 2004, respectively.  These are amounts we instructed retail pharmacies to collect from members.  We have no information regarding actual co-payments collected

(2)	Earnings per share have been restated to reflect the two-for-one stock split effective June 24, 2005.
(3)	Includes the acquisition of Priority Healthcare Corporation, Inc. effective October 14, 2005.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 Exchange Act) as of December 31, 2005.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management has excluded Priority from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in a purchase business combination effective during 2005.  Priority is a wholly owned subsidiary whose total assets and total revenues represent 28.9% and 3.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10 — Directors and Executive Officers of the Registrant

The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the heading “I. Election of Directors”; provided that the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the performance graph contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

        We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller, or persons performing similar functions (the "senior financial officers"). A copy of this code of business conduct and ethics is posted on the investor relations portion of our website at www.express-scripts.com/other/investor, and a print copy is available to any stockholder who requests a copy. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website. Information included on our website is not part of this annual report

Item 11 — Executive Compensation

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

Item 14 - Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees”

PART IV

Item 15 — Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

         (1)    Financial Statements

The following report of independent accountants and our consolidated financial statements are contained in Item 8—Consolidated Financial Statements and Supplemental Data of this Report

Report of Independent Accountant

Consolidated Balance Sheet as of December 31, 2005 and 2004

Consolidated Statement of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

         (2)    The following financial statement schedule is contained in this Report.

II. Valuation and Qualifying Accounts and Reserves
for the years ended December 31, 2005, 2004 and 2003

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

EXPRESS SCRIPTS, INC.
February 22, 2006	By: _/s/ George Paz
George Paz
Chief Executive Officer and
President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Paz

George Paz	Chief Executive Officer and President	February 22, 2006
/s/ Edward Stiften

Edward Stiften	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2006
/s/ Kelley Elliott

Kelley Elliott	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 22, 2006
/s/ Barrett A. Toan

Barrett A. Toan	Chairman of the Board of Directors	February 22, 2006
/s/ Gary G. Benanav

Gary G. Benanav	Director	February 22, 2006
/s/ Frank J. Borelli

Frank J. Borelli	Director	February 22, 2006

Maura C. Breen	Director	February 22, 2006
/s/ Nicholas J. LaHowchic

Nicholas J. LaHowchic	Director	February 22, 2006

Thomas P. Mac Mahon	Director	February 22, 2006
/s/ John O. Parker

John O. Parker	Director	February 22, 2006
/s/ Samuel Skinner

Samuel Skinner	Director	February 22, 2006
/s/ Seymour Sternberg

Seymour Sternberg	Director	February 22, 2006
/s/ Howard L. Waltman
February 22, 2006
Howard L. Waltman	Director

EXPRESS SCRIPTS, INC.
Schedule II — Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2005, 2004, and 2003

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance At Beginning Of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(4)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year Ended 12/31/03	$35,821,916	$(2,572,786)(1)	$ -	$4,642,298(5)	$28,606,832
Year Ended 12/31/04	$28,606,832	$ 6,208,469	$4,450,603(2)	$7,912,062	$31,353,842
Year Ended 12/31/05	$31,353,842	$16,035,325	$23,565,967(3)	$13,069,637	$57,885,797

(1)
Amount includes the reversal of a reserve recorded in 2002 for a client then in bankruptcy. In 2003, we received payment on this client’s obligations to us and determined such reserve was no longer necessary.

(2)	Represents the opening balance sheet for our January 30, 2004 acquisition of CuraScript.

(3)	Represents the opening balance sheet for our October 31, 2005 acquisition of Priority.

(4)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

(5)
Includes a reversal of $4 million of the reserve established during 2002 for a large client then in bankruptcy. We received payment on this client’s obligations and determined that such reserve was no longer necessary.

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

10.11[2]	Office Lease dated October 10, 2005 between NorthPark Partners ESI, LLC, and the Company.
10.12[3]
Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.13[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit D to the Company’s Proxy Statement dated April 22, 1999 (File No. 0-20199).
10.14[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit F to the Company’s Proxy Statement dated April 22, 1999 (File No. 0-20199).
10.15[3]
Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.16[3]
First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 9, 1996 (File No. 0-20199).

10.17[3]
Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit G to the Company’s Proxy Statement dated April 22, 1999 (File No. 0-20199).

10.18[3]
Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan incorporated by reference to Exhibit No. 10.80 to the Company’s Annual Report on Form 10-K for the year ending 1994 (File No. 0-20199).

10.19[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 16, 1997 (File No. 0-20199).
10.20[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1998.
10.21[3]	Third Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit C to the Company’s Proxy Statement dated April 22, 1999.
10.22[3]	Fourth Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit E to the Company’s Proxy Statement dated April 22, 1999.
10.23[3]
Amended and restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.24[3]
Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.25[3]
Express Scripts, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-8 filed December 29, 1998 (Registration Number 333-69855).

10.26[3]
Amended and restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit No. 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

10.27[3]	Amended and restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2005.
10.28[3]
Express Scripts, Inc. Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit No 10.1 to the Company’s Quarterly Report on From 10-Q for the quarter ending June 30, 2000.

10.29[3]	Express Scripts, Inc. Executive Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 28, 2003.
10.30[3]
Employment Agreement effective as of April 1, 1999, between Barrett A. Toan and the Company, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

10.31[3]
Amendment to the Employment Agreement between the Company and Barrett A. Toan, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2000 and filed October 18, 2000.

10.32[3]
Executive Employment Agreement, dated as of April 11, 2005, and effective as of April 1, 2005, between the Company and George Paz, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2005.

10.33[3]
Executive Employment Agreement, dated as of April 1, 2004, between the Company and Edward J. Stiften, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.

10.34[3]
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

10.39[3]
Executive Employment Agreement, dated as of October 29, 2004, and effective as of April 1, 2004 between the Company and Edward Ignaczak, incorporated by reference to Exhibit No. 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.40[3]
Consulting Agreement, dated as of March 24, 2005, and effective as of March 31, 2005, between the Company and Barrett A. Toan, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2005.

10.41[3]
Form of Restricted Stock Agreement used with respect to grants of restricted stock by the Company, incorporated by reference to Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.42[3]	Description of Compensation Payable to Non-Employee Directors incorporated, by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.
10.43
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

21.1[2]	List of Subsidiaries.
23.1[2]	Consent of PricewaterhouseCoopers LLP.
31.1[2]	Certification by George Paz, as President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by George Paz, as President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.
3	Management contract or compensatory plan or arrangement.

EXHIBIT 21.1

The following is a list of all of the Company’s subsidiaries, regardless of the materiality of their operations. Each of these subsidiaries is included in the Company’s Consolidated Financial Statements for the period ending December 31, 2005.

Subsidiary	State of Organization	D/B/A
Acuity Health Solutions, Inc.	Florida	None
Airport Holdings, LLC	New Jersey	None
Byfield Drug, Inc.	Massachusetts	None
Central Fill, Inc.	Pennsylvania	None
CFI New Jersey, Inc.	New Jersey	None
Chesapeake Infusion, Inc.	Florida	None
Comprehensive Renal Care, Inc.	Kentucky	None
Comprehensive Renal Care of Dunwoody, Inc.	Kentucky	None
CuraScript, Inc.	Delaware	CuraScript SP Specialty
CuraScript PBM Services, Inc.	Delaware	CuraScript
Custom Medical Products, Inc.	Florida	None
Diversified NY IPA, Inc.	New York	None
Diversified Pharmaceutical Services (Puerto Rico), Inc.	Puerto Rico	None
Diversified Pharmaceutical Services, Inc.	Minnesota	None
ESI Canada	Ontario, Canada	None
ESI Claims, Inc.	Delaware	None
ESI Enterprises, LLC	Delaware	None
ESI-GP Canada, ULC	Nova Scotia, Canada	None
ESI-GP Holdings, Inc.	Delaware	None
ESI Home delivery Service, Inc.	Delaware	None
ESI Partnership	Delaware	None
ESI Realty, LLC	New Jersey	None
ESI Resources, Inc.	Minnesota	None
Express Scripts Canada Co.	Nova Scotia, Canada	None
Express Scripts Canada Holding, Co.	Delaware	None
Express Scripts Insurance Company	Arizona	None
Express Scripts Sales Development Co.	Delaware	None
Express Scripts Senior Care, Inc.	Delaware	None
Express Scripts Senior Care Holdings, Inc.	Delaware	None
Express Scripts Specialty Distribution Services, Inc.	Delaware	None
Express Scripts Utilization Management Co.	Delaware	None
Freco, Inc.	Florida	None
Freedom Service Company, LLC	Florida	None
Healthbridge Reimbursement and Product Support, Inc.	Massachusetts	None
iBIOLogic, Inc.	Delaware	None
Intecare Pharmacies, Ltd.	Ontario, Canada	None
Integrity Healthcare Services, Inc.	Kentucky	CuraScript IP Infusion Pharmacy
IVTx, Inc.	Delaware	None
Lynnfield Compounding Center, Inc.	Florida	Freedom FP Fertility Pharmacy
Lynnfield Drug, Inc.	Florida	Freedom Fertility Pharmacy
Matrix Oncology, LLC	Indiana	None
National Prescription Administrators, Inc.	New Jersey	NPA
NPA of New York IPA, Inc.	New York	None
PHF, Inc.	Nevada	None
PHRC, Inc.	Nevada	None
Phoenix Marketing Group, LLC	Delaware	Phoenix
Priorityhealthcare.com, Inc.	Florida	None
Priority Healthcare Corporation	Indiana	None
Priority Healthcare Corporation West	Nevada	None
Priority Healthcare Distribution, Inc.	Florida	CuraScript SD Specialty Distribution
Priority Healthcare Pharmacy, Inc.	Florida	None
Sinuspharmacy, Inc.	Florida	None
Specialty Infusion Pharmacy, Inc.	Florida	None
Spectracare, Inc.	Kentucky	None
Spectracare Healthcare Ventures, Inc.	Kentucky	None
Spectracare of Indiana	Indiana	None
Spectracare Infusion Pharmacy, Inc.	Kentucky	None
Spectracare Management Services - Kentucky, Inc.	Kentucky	None
Spectracare of Atlanta, Inc.	Kentucky	None
Value Health, Inc.	Delaware	None
ValueRx of Michigan, Inc.	Michigan	None
YourPharmacy.com, Inc.	Delaware	None

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-110573, 333-43336, 333-80255, 333-72441, 333-69855, 333-48779, 333-48767, 333-48765, 333-27983, 333-04291, 33-64094, 33-64278, 33-93106) of Express Scripts, Inc. of our report dated February 22, 2006, relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated February 22, 2006, relating to the financial statement schedule, which appears in this Form 10-K.

St. Louis, Missouri
February 22, 2006