Form 10-Q
period 2006-03-31
EXPRESS SCRIPTS INC
filed 2006-04-26
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
13900 Riverport Dr., Maryland Heights, Missouri (Address of principal executive offices)	63043 (Zip Code)

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

Large accelerated filer [X]    Accelerated filer [ ]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

Common stock outstanding as of March 31, 2006:	147,028,330	Shares

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
Market Risk

        Item 4.    Controls and Procedures

Part II    Other Information

        Item 1.    Legal Proceedings

        Item 1A.     Risk Factors - (Not Applicable)

        Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Item 3.    Defaults Upon Senior Securities - (Not Applicable)

        Item 4.    Submission of Matters to a Vote of Security Holders - (Not Applicable)

        Item 5.    Other Information - (Not Applicable)

        Item 6.    Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	March 31,	December 31,
(in millions, except share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$509.4	$477.9
Receivables, net	1,332.1	1,393.2
Inventories	260.9	273.4
Deferred taxes	52.3	53.1
Prepaid expenses and other current assets	57.6	59.8
Total current assets	2,212.3	2,257.4
Property and equipment, net	192.8	201.3
Goodwill, net	2,703.9	2,700.1
Other intangible assets, net	293.2	303.3
Other assets	28.6	31.4
Total assets	$5,430.8	$5,493.5

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,232.4	$1,380.0
Accounts payable	590.0	596.5
Accrued expenses	284.5	308.7
Current maturities of long-term debt	110.0	110.0
Total current liabilities	2,216.9	2,395.2
Long-term debt	1,360.5	1,400.5
Other liabilities	236.8	233.0
Total liabilities	3,814.2	4,028.7

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common Stock, 275,000,000 shares authorized, $0.01 par value;
shares issued: 159,439,000 and 159,499,000, respectively;
shares outstanding: 147,028,000 and 145,993,000, respectively	1.6	1.6
Additional paid-in capital	516.6	473.5
Unearned compensation under employee compensation plans	(42.9)	(5.8)
Accumulated other comprehensive income	9.9	9.8
Retained earnings	1,647.5	1,542.8
	2,132.7	2,021.9
Common Stock in treasury at cost, 12,411,000 and 13,506,000
shares, respectively	(516.1)	(557.1)
Total stockholders’ equity	1,616.6	1,464.8
Total liabilities and stockholders’ equity	$5,430.8	$5,493.5

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended
	March 31,
(in millions)	2006	2005

Revenues [1]	$4,444.6	$3,839.1
Cost of revenues [1]	4,100.0	3,574.2
Gross profit	344.6	264.9
Selling, general and administrative	161.1	126.6
Operating income	183.5	138.3
Other (expense) income:
Undistributed loss from joint venture	(0.5)	(0.7)
Interest income	5.0	1.6
Interest expense	(20.5)	(4.7)
	(16.0)	(3.8)
Income before income taxes	167.5	134.5
Provision for income taxes	62.8	49.2
Net income	$104.7	$85.3

Basic earnings per share:	$0.71	$0.58

Weighted average number of common shares
outstanding during the period - Basic EPS	146.5	147.3

Diluted earnings per share:	$0.70	$0.57

Weighted average number of common shares
outstanding during the period - Diluted EPS	149.1	149.3

1 Excludes estimated retail pharmacy co-payments of $1,220.8 and $1,483.7, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2005	159.5	$1.6	$473.5	$(5.8)	$9.8	$1,542.8	$(557.1)	$1,464.8
Comprehensive income:
Net income	-	-	-	-	-	104.7	-	104.7
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	0.1	-	-	0.1
Comprehensive income	-	-	-	-	0.1	104.7	-	104.8
Changes in stockholders’ equity
related to employee stock plans	(0.1)	-	43.1	(37.1)	-	-	41.0	47.0
Balance at March 31, 2006	159.4	$1.6	$516.6	$(42.9)	$9.9	$1,647.5	$(516.1)	$1,616.6

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(in millions)	2006	2005
Cash flows from operating activities:
Net income	$104.7	$85.3
Adjustments to reconcile net income to net cash
provided by operating activities, excluding
the effect of the acquisition:
Depreciation and amortization	25.8	19.8
Non-cash adjustments to net income	12.6	13.8
Tax benefit relating to employee stock compensation	-	9.8
Changes in operating assets and liabilities
Claims and rebates payable	(147.6)	(23.8)
Other net changes in operating assets and liabilities	45.5	33.3
Net cash provided by operating activities	41.0	138.2

Cash flows from investing activities:
Purchases of property and equipment	(8.7)	(5.9)
Acquisition, net of cash acquired, and investment in joint venture	0.2	-
Loan repayment from Pharmacy Care Alliance	-	2.1
Net cash used in investing activities	(8.5)	(3.8)

Cash flows from financing activities:
Repayment of long-term debt	(40.0)	(5.5)
Repayment of revolving credit line, net	-	(50.0)
Tax benefit relating to employee stock compensation	21.9	-
Net proceeds from employee stock plans	17.5	10.3
Other	(0.4)	-
Net cash used in financing activities	(1.0)	(45.2)

Effect of foreign currency translation adjustment	-	(0.2)

Net increase in cash and cash equivalents	31.5	89.0
Cash and cash equivalents at beginning of period	477.9	166.1
Cash and cash equivalents at end of period	$509.4	$255.1

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

Certain of our significant accounting policies are described below. Other financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on February 22, 2006. For a full description of our accounting policies, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2006, the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2006, and the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

REVENUE RECOGNITION

Revenue recognition.  Revenues from our pharmacy benefit management ("PBM") segment are earned by dispensing prescriptions from our home delivery pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs (see also “—Rebate Accounting”).

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect.  We have no information regarding actual co-payments collected.  As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue.  Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $1.2 billion and $1.5 billion for the three months ended March 31, 2006 and 2005, respectively, are excluded from revenues and cost of revenues.

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

We provide medications/pharmaceuticals for diseases that rely upon high-cost injectible, infused, oral, or inhaled drugs which are high cost and have sensitive handling and storage needs (“Specialty”).  Our Specialty services also include distribution of pharmaceuticals and medical supplies to providers and clinics, third-party logistics services for contracted pharma clients, fertility services to providers and patients and bio-pharma services including marketing, reimbursement and customized logistics solutions.  Revenues from our Specialty segment are recognized at the point of shipment.  At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments.  Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period.  Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received.  Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates.  Allowances for returns are estimated based on historical return trends.

Revenues from our Pharma Business Solutions ("PBS") segment are derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network, the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low-income patients, sample fulfillment and sample accountability services.  Revenues earned by PBS include administrative fees received from pharmaceutical manufacturers for dispensing or distributing consigned pharmaceuticals requiring special handling or packaging and administrative fees for verification of practitioner licensure and distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.  We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in PBS revenues, and the associated costs for these sample card programs in cost of revenues.  Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue.  These transactions require us to assume credit risk.

REBATE ACCOUNTING

We administer rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers.  Rebates earned for the administration of these programs, performed in conjunction with claim processing and home delivery services provided to clients are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue.  The portion of rebates payable to clients is estimated quarterly based on historical and/or anticipated share percentages.  These estimates are adjusted to actual when amounts are paid to clients.  We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales.

Rebates and administrative fees billed to manufacturers are determinable when the drug is dispensed.  We pay all or a contractually agreed upon portion of such rebates to our clients.  The portion of rebates and administrative fees payable to clients is estimated based on historical and/or anticipated sharing percentages.  These estimates are adjusted to actual when amounts are paid to clients.

COST OF REVENUES

Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “—Revenue Recognition” and “—Rebate Accounting”).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.  We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts.  As a result, cash disbursement accounts carrying negative book balances of $223.1 million and $170.5 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at March 31, 2006 and December 31, 2005, respectively.  This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been defeased.  No overdraft or unsecured short-term loan exists in relation to these negative balances.

RECEIVABLES

Based on our revenue recognition policies discussed above, certain claims at the end of a period are unbilled.  Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin.  Estimates are adjusted to actual at the time of billing.

As of March 31, 2006 and December 31, 2005, unbilled receivables were $689.1 million and $686.0 million, respectively.  Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

Included in receivables, net, as of March 31, 2006 and December 31, 2005, is an allowance for doubtful accounts of $60.2 million and $57.9 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.  No impairments existed as of March 31, 2006 and December 31, 2005.

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

EMPLOYEE STOCK-BASED COMPENSATION

On January 1, 2006, we adopted Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment”, which replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.”  We adopted FAS 123R using the modified prospective method.  Under this method of adoption, prior periods are not restated.  For awards granted prior to the adoption of FAS 123R, compensation cost is recognized for the unvested portion of outstanding awards based on the grant-date fair value calculated under FAS 123 for pro forma disclosures.

Grant-date fair value of stock options and stock-settled stock appreciation rights is estimated using a Black-Scholes valuation model.  Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at the time of vesting.  Forfeitures are estimated based on historical experience.  We use an accelerated method of recognizing compensation cost for awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those grants that vest over three years.  The majority of our stock-based awards have three-year vesting.

See Note 6 for more information regarding stock-based compensation.

NEW ACCOUNTING GUIDANCE

In June 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections”, which superseded APB No. 20, “Accounting Changes”.   APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  In contrast, FAS 154 requires entities which voluntarily make a change in accounting principle to apply such change retrospectively to prior periods’ financial statements, unless this would be impracticable.  In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the implementation of FAS 154 to have an impact on our consolidated results of operations.

Note 2 - Changes in business

On October 14, 2005, we acquired the capital stock of Priority Healthcare Corporation (“Priority”) in a cash transaction for $28 per share, or approximately $1.3 billion.  The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority.  Priority, headquartered in Lake Mary, Florida, was among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005.  This acquisition is expected to enhance our Specialty business.  The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility.  We are currently in the process of evaluating the net assets acquired from Priority.  The allocation of the purchase price to the assets and liabilties acquired from Priority is preliminary and subject to revision based on the outcome of ongoing evaluations of these assets and liabilities.

The following table summarizes the estimated fair values of the Priority assets acquired and liabilities assumed at the date of acquisition (in millions).  There have been no material adjustments made to these fair values since December 31, 2005.

As of March 31, 2006
Current assets	$525.4
Property and equipment	23.7
Goodwill	995.0
Other identified intangibles	86.0
Other assets	1.4

Total assets acquired	1,631.5

Current liabilities	279.9
Deferred tax liabilities	36.3

Total liabilities assumed	316.2

Net Assets Acquired	$1,315.3

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

Three Months Ended March 31, 2005
Total revenues	$4,317.5
Net income	87.2

Basic earnings per share	0.59
Diluted earnings per share	0.58

Note 3 - Medicare discount card program

In January 2004, we entered into an agreement to provide PBM services for the Medicare discount program of Pharmacy Care Alliance, Inc. (“PCA”), a nonstock, not-for-profit entity jointly controlled by the National Association of Chain Drugstores (“NACDS”) and us. Our PBM services include the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of prescription claims. During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17.0 million to PCA in the form of a revolving line of credit to fund its operating activities. As of March 31, 2006, PCA owed $12.6 million under the credit facility including interest and principal. The credit agreement has been extended until May 31, 2006 and we do not expect any additional borrowings from PCA.

The Medicare discount program is scheduled to end by June of 2006. In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA’s costs in closing out the program. Because enrollment and utilization was lower than expected, the outstanding balance of our receivable from PCA was fully reserved in a prior year.

Note 4 - Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in millions).

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM	$1,509.0	$107.0	$1,509.0	$107.0
Specialty(1)	1,279.8	-	1,276.0	-
PBS	22.1	-	22.1	-
	$2,810.9	$107.0	$2,807.1	$107.0

Other intangible assets
PBM
Customer contracts	$265.5	$97.6	$265.4	$94.5
Other	73.1	54.1	72.8	52.2
	338.6	151.7	338.2	146.7

Specialty
Customer contracts (1)	110.7	13.9	110.7	9.1
Other (1)	7.9	2.1	8.0	1.8
	118.6	16.0	118.7	10.9

PBS
Customer contracts	4.0	2.0	4.0	1.8
Other	1.9	0.2	1.9	0.1
	5.9	2.2	5.9	1.9
Total other intangible assets	$463.1	$169.9	$462.8	$159.5

(1)  As a result of our acquisition of the capital stock of Priority in October 2005, we preliminarily recorded goodwill, customer contracts, trade names, and other intangible assets of $995.0 million, $82.0 million, $2.2 million, and $1.8 million, respectively (See Note 2).

The aggregate amount of amortization expense of other intangible assets was $10.1 million and $7.5 million for the three months ended March 31, 2006 and 2005, respectively. The future aggregate amount of amortization expense of other intangible assets is approximately $31.5 million for 2006, $38.5 million for 2007, $35.0 million for 2008, $34.2 million for 2009, and $29.5 million for 2010. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 16 years for customer contracts and four years for other intangible assets.

Note 5 - Earnings per share (reflecting the two-for-one stock split effective June 24, 2005)

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

	Three Months Ended March 31,
	2006	2005

Weighted average number of common shares
outstanding during the period - Basic EPS	146.5	147.3
Dilutive common stock equivalents:
Outstanding stock options, stock-settled
appreciation rights, restricted stock units,
and executive deferred compensation units	2.6	2.0
Weighted average number of common shares
outstanding during the period - Diluted EPS	149.1	149.3

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings Per Share.”

Note 6 - Stock-based compensation plans

Under our stock-based compensation plans, we have issued stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock and performance share awards. As of March 31, 2006, approximately 8.8 million shares of our Common Stock are available for issuance under this plan. Awards are typically settled using treasury shares. The maximum contractual term of stock options and SSRs granted under the 2000 LTIP is 10 years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the three months ended March 31, 2006, we granted to certain officers and employees approximately 46,000 performance share awards with a fair market value of $87.27. The performance share awards cliff vest at the end of three years and are subject to shareholder approval. The number of shares that ultimately vest is dependent upon achieving specific performance targets. All performance share awards are non-vested as of March 31, 2006. We also granted 804,000 SSRs and 25,000 stock options with a weighted average fair market value of $29.07. The SSRs and stock options have three-year graded vesting.

During the first quarter, we also granted to certain officers and employees approximately 69,000 restricted shares of Common Stock with a fair market value of $87.27. These shares have three-year graded vesting. The number of non-vested restricted stock awards was 288,000 at March 31, 2006 and 449,000 at December 31, 2005.

The following table presents amounts related to stock-based compensation:

(in millions, except per share data)	SSRs and Stock options	Restricted Stock and Performance Shares
Stock-based compensation:
Expense, pre-tax	$5.1	$2.4
Expense, after tax	3.2	1.5
Expense per diluted share	0.02	0.01

Unamortized portion(1)	28.4	14.2

(1)  As of March 31, 2006 we have $0.3 million of unearned compensation related to unvested shares that are part of our deferred compensation plan.

The weighted average remaining recognition period for SSRs and stock options is 1.6 years, and for restricted stock and performance shares is 2.4 years.

As a result of the adoption of FAS 123R, we now classify the tax benefit from the exercise of stock options as a financing cash inflow.  For the three months ended March 31, 2006, the tax benefit related to employee stock compensation was $21.9 million. Prior to the adoption of FAS 123R the tax benefit from the exercise of stock options was classified as an inflow from operating activities and under the modified prospective method, prior periods are not restated to reflect the adoption of FAS 123R.

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with APB 25, which required the use of the intrinsic value method. Accordingly, no compensation expense was recognized in prior periods for the stock options granted, since the exercise price was equal to the fair market value of the shares at the grant date. Compensation expense was recognized under APB 25 for restricted stock awards based on the fair market value of the stock on the date of grant.

Had compensation cost for our stock-based compensation plans been determined based on the fair value method required by FAS 123R, net earnings and earnings per share would have been reduced as shown in the following table:

Three months ended
(in millions, except per share data)	March 31, 2005

Net income, as reported	$85.3
Plus: Employee stock-based compensation expense
included in reported net earnings, net of related
tax effects	3.6
Less: Employee stock-based compensation expense
determined using fair-value based method for
stock-based awards, net of tax	(6.8)
Pro forma net income	$82.1

Basic earnings per share
As reported	$0.58
Pro forma	0.56

Diluted earnings per share
As reported	$0.57
Pro forma	0.55

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	4.6%-4.7%	3.5%-4.1%
Expected volatility of stock	34%	40%
Expected dividend yield	None	None

A summary of the status of stock options and SSRs as of March 31, 2006, and changes during the three months ended March 31, 2006 are presented below.

	Three Months Ended March 31, 2006
(share data in millions)	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6.3	$28.21
Granted	0.8	$87.33
Exercised	(0.9)	$20.92
Forfeited/Cancelled	(0.1)	$51.60
Outstanding at end of period	6.1	$37.21

Awards exercisable at period end	3.4	$23.33
Weighted-average fair value of options granted during the year	$29.07

A summary of the status of restricted stock and performance shares as of March 31, 2006 and changes during the three months ended March 31, 2006 are presented below.

	Three Months Ended March 31, 2006
(share data in millions)	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	0.4	$35.36
Granted	0.1	$87.27
Released	(0.2)	$32.39
Forfeited/Cancelled	-	-
Outstanding at end of period	0.3	$49.18

At March 31, 2006, the weighted-average remaining contractual lives of stock options outstanding and stock options exercisable were 5.2 years and 4.4 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $307.3 million and $221.4 million, respectively. Upon vesting of restricted stock in the first quarter of 2006 and 2005, we received $0.5 million and $1.9 million of cash, respectively, for tax withholding.  Cash proceeds, tax benefits, fair value of vested shares and intrinsic value related to total stock options exercised and restricted shares vested during the three months ended March 31, 2006 and 2005 are provided in the following table:

	Three Months Ended March 31,
(in millions)	2006	2005
Proceeds from stock options exercised	$20.5	$12.2
Tax benefit related to employee stock compensation	21.9	9.8
Fair value of vested restricted shares	19.7	16.3
Intrinsic value of stock options exercised	64.6	18.6

Note 7 - Contingencies

We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1, “Self-insurance reserves”). The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with FAS 5, “Accounting for Contingencies.” Under FAS 5, if the range of possible loss is broad, the liability accrual is based on the lower end of the range.

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

Note 8 - Segment reporting

We report segments on the basis of services offered and have determined that we have three reportable segments: PBM, Specialty, and PBS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Our PBS segment includes our Specialty Distribution Services ("SDS") and Phoenix Marketing Group, LLC ("PMG") service lines.  Effective in October 2005, we began managing our Specialty business as a separate operating segment.  Previously, our Specialty business was part of our domestic PBM operating segment.  The change is primarily due to the acquisition of Priority (see Note 2) on October 14, 2005. Our Specialty segment consists of our CuraScript (acquired in January 2004) and Priority businesses and 2005 data has been reclassified to reflect the change in our operating and reporting segments.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three months ended March 31, 2006 and 2005:

(in millions)	PBM	Specialty	PBS	Total
For the three months ended March 31, 2006
Product revenue:
Network revenues	$2,152.8	$-	$-	$2,152.8
Home delivery revenues	1,318.8	-	-	1,318.8
Other revenues	-	866.8	29.7	896.5
Service revenues	39.8	9.8	26.9	76.5
Total revenues	3,511.4	876.6	56.6	4,444.6
Depreciation and amortization expense	16.6	7.5	1.7	25.8
Operating income	158.8	19.6	5.1	183.5
Undistributed loss from joint venture				(0.5)
Interest income				5.0
Interest expense				(20.5)
Income before income taxes				167.5
Capital expenditures	6.4	1.2	1.1	8.7

For the three months ended March 31, 2005
Product revenue:
Network revenues	$2,301.3	$-	$-	$2,301.3
Home delivery revenues	1,213.3	-	-	1,213.3
Other revenues	-	226.2	35.4	261.6
Service revenues	33.8	0.6	28.5	62.9
Total revenues	3,548.4	226.8	63.9	3,839.1
Depreciation and amortization expense	17.0	1.4	1.4	19.8
Operating income	124.1	6.9	7.3	138.3
Undistributed loss from joint venture				(0.7)
Interest income				1.6
Interest expense				(4.7)
Income before income taxes				134.5
Capital expenditures	3.0	0.9	2.0	5.9

As of March 31, 2006
Total assets	$3,170.2	$2,083.0	$177.6	$5,430.8
Investment in equity method investees	0.4	3.1	-	3.5

As of December 31, 2005
Total assets	$3,255.5	$2,066.9	$171.1	$5,493.5
Investment in equity method investees	0.8	2.8	-	3.6

PBM product revenue consists of revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. Specialty product revenues consist of distribution of certain specialty drugs. PBS product revenues consist of revenues from certain specialty distribution activities, including sample card programs. PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs and informed decision counseling services. PBS service revenue includes revenues from certain specialty distribution services, and sample distribution and accountability services.

Revenues earned by our Canadian PBM totaled $9.0 million and $7.6 million for the three months ended March 31, 2006 and 2005, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $35.7 million and $36.0 million as of March 31, 2006 and December 31, 2005, respectively. All other long-lived assets are domiciled in the United States.

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

•	costs of and risks of adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•
risks arising from investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston, and by other regulatory agencies including the Department of Labor, and various state attorneys general

•
risks and uncertainties regarding the implementation of the Medicare Part D prescription drug benefit, including financial risks to us to the extent that we participate in the program on a risk-bearing basis, risks of client or member losses to other providers under Medicare Part D, and increased regulatory risk

•
risks and uncertainties associated with U.S. Centers for Medicare & Medicaid's ("CMS") implementation of the Medicare Part B Competitive Acquisition Program (“CAP”), including the potential loss of clients/revenues to providers choosing to participate in the CAP

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

•	risks associated with the possible loss, or adverse modification of the terms, of contracts with pharmacies in our retail pharmacy network
•	risks associated with the use and protection of the intellectual property we use in our business
•	risks associated with our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	risks associated with our ability to continue to develop new products, services and delivery channels
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends
•	risks associated with changes in average wholesale prices, which could reduce prices and margins
•	risks associated with our ability to attract and retain qualified personnel
•	other risks described from time to time in our filings with the SEC

See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and "Item 1A - Risk Factors" of our Annual Report on Form 10-K  for the year ended December 31, 2005.

OVERVIEW

As one of the largest full-service pharmacy benefit management (“PBM”) companies we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs.  Our integrated PBM services include network claims processing, home delivery services, benefit design consultation, drug utilization review, formulary management, disease management, and drug data analysis services.  We provide specialty services, including patient care and direct specialty home delivery to patients; distribution of infusion drugs to patient homes, physician offices, and infusion centers; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharma clients; fertility services to providers and patients; and bio-pharma services including marketing, reimbursement and customized logistics solutions (“Specialty”).  Specialty services do not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks.  These prescriptions are reflected in PBM retail pharmacies participating in our networks.  We also provide services through our Pharma Business Solutions (“PBS”) unit, which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure.

Effective October 2005, we began reporting three segments:  PBM, Specialty and PBS (see “—Results of Operations”).  We derive revenues primarily from the sale of PBM and Specialty services in the United States and Canada.  Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services.  Tangible product revenue generated by our PBM, Specialty and PBS segments represented 98.3% of revenues for the three months ended March 31, 2006 as compared to 98.4% for the same period of 2005.

On October 14, 2005, we purchased the capital stock of Priority Healthcare, Inc. (“Priority”) in a cash transaction for $28 per share, or approximately $1.3 billion.  The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority.  The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility.  Consequently, our operating results include those of Priority from October 14, 2005.

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

Our business model is built around the alignment of interests with our clients and members in making the use of prescription drugs safer and more affordable.  The improvement in our consolidated results of operations in the first quarter of 2006 over the same period of 2005 was primarily driven by factors which also reduce pharmacy trends for our clients.  In the first quarter of 2006 we benefited from higher generic utilization (56.3% in the first quarter of 2006 compared to 56.3% in the first quarter of 2005), increased home delivery volume, growth in Specialty services and better management of ingredient costs resulting from renegotiation of certain supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs.  In addition, our results of operations in the first quarter of 2006 improved over the first quarter of 2005 as a result of the acquisition of Priority, increased labor efficiencies and the consolidation of certain of our facilities.  These positive trends were partially offset by a decrease in network claims volume due to client attrition in the first quarter of 2006.  We believe the net effect of these factors will continue to generate improvement in our results of operations throughout the remainder of 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances.  Actual results may differ from our estimates.  Certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below.  This should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” and with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 22, 2006.

REBATE ACCOUNTING

ACCOUNTING POLICY
We administer rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers.  The portion of rebates payable to clients is estimated quarterly based on historical and/or anticipated sharing percentages.  These estimates are adjusted to actual when amounts are paid to clients.

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

FACTORS AFFECTING ESTIMATE
Self-insurance reserves are based on management’s estimates of the costs to defend legal claims.  We do not have significant experience with certain of these types of cases.  As such, differences between actual costs and management’s estimates could be significant.  In addition, actuaries do not have a significant history with the PBM industry.  Changes to assumptions used in the development of these reserves can affect net income in a given period.  In addition, changes in the legal environment and the number and nature of claims could impact our estimate.

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

•	We administer rebate programs through which we receive rebates and administrative fees from pharmaceutical manufacturers.
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

•
We distribute pharmaceuticals in connection with our management of patient assistance programs and earn a fee from the manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low income patients.

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

RESULTS OF OPERATIONS

Effective in October 2005, we began managing our Specialty business as a separate operating segment. Previously, our Specialty business was part of our domestic PBM operating segment.  The change is primarily due to the acquisition of Priority (see “—Overview”) on October 14, 2005.  Our Specialty segment consists of our CuraScript (acquired in January 2004) and Priority businesses and 2005 data has been reclassified to reflect the change in our operating and reporting segments.

PBM OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2006	Increase/ (Decrease)	2005

Product revenues
Network revenues	$2,152.8	(6.5%)	$2,301.3
Home delivery revenues	1,318.8	8.7%	1,213.3
Service revenues	39.8	17.8%	33.8
Total PBM revenues	3,511.4	(1.0%)	3,548.4
Cost of PBM revenues	3,231.1	(2.4%)	3,309.6
PBM gross profit	280.3	17.4%	238.8
PBM SG&A expenses	121.5	5.9%	114.7
PBM operating income	$158.8	28.0%	$124.1

Total adjusted PBM Claims(1)	133.3	(5.1%)	140.4

(1)
PBM adjusted claims represent network claims plus home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network claims are generally 30 day claims. Excluded from the network claims are manual claims and drug formulary only claims where we only administer the clients formulary. We process approximately 2 million manual claims per year.

Network claims decreased by 8.7 million, or 7.8%, in the first quarter of 2006 from the same period of 2005, primarily due to the loss of lives resulting from the attrition of several clients.  Total home delivery claims increased by 0.4 million, or 4.5%, in the first quarter of 2006 from the same period of 2005.  The decrease in network claims resulted in an overall adjusted PBM claims decrease of 5.1%.

The $148.5 million, or 6.5%, decrease in network pharmacy revenues in the first quarter of 2006 as compared to the first quarter of 2005 is attributable to the following factors:
•	Network pharmacy revenues decreased $203.5 million due to a decrease in pharmacy claims, as described above.
•
This decrease was partially offset by a $55.0 million increase in overall network pharmacy revenues, primarily due to inflation and a decrease in the average co-payment per retail pharmacy claim.  This increase was partially offset by a higher mix of generic claims.  As mentioned in our Critical Accounting Policies above, we do not include member co-payments to retail pharmacies in revenue or cost of revenue.  Generic claims made up 57.8% of total network claims for the first quarter of 2006 as compared to 54.6% of total network claims for the same period of 2005.

The $105.5 million, or 8.7%, increase in home delivery revenues in the first quarter of 2006 as compared to the first quarter of 2005 is attributable to the following factors:
•
An increase in the average home delivery revenue per claim, primarily due to inflation, increased revenues by $54.6 million in the first quarter of 2006 over the same period in 2005.  Our generic fill rate for home delivery claims remained consistent at 43.2% in the three months ended March 31, 2006 and 2005.  Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutes are available among maintenance medications (e.g. therapies for diabetes, high cholesterol, etc.) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

•
We processed an additional 0.4 million claims, or 4.2% in the first quarter of 2006 over the same period in 2005.  The increase in home delivery claim volume resulted in a $50.9 million increase in home delivery revenues.  The increase in home delivery volume is primarily due to the increased usage of our home delivery pharmacies by members of existing clients.

PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks.  The $6.0 million, or 17.8%, increase in PBM service revenues in the first quarter of 2006 as compared to the first quarter of 2005 is primarily due to the growth of the TRICARE contract which was implemented in June 2004.

Cost of PBM revenues decreased $78.5 million, or 2.4%, in the first quarter of 2006 as compared to the same period in 2005 as a result of the following:
•	The decrease in network claims volume (on an unadjusted basis) resulted in lowered PBM cost of revenues of $306.2 in the first quarter of 2006 as compared to the first quarter of 2005.
•
This decrease was offset by net increases in the average ingredient cost per claim, mainly due to inflation, which increased cost of revenues by $227.7 million in the first quarter of 2006 over the same period of 2005.

Our PBM gross profit increased $41.5 million, or 17.4%, in the first quarter of 2006 over the same period of 2005.  Cost savings from  higher home delivery volumes and an increase in the aggregate generic fill rate were only partially offset by lower network claims volumes and margin pressures arising from the current competitive environment.

Selling, general and administrative expenses (“SG&A”) increased $6.8 million, or 5.9%, in the first quarter of 2006 over the same period of 2005.  This is primarily due to stock option expense of $5.1 million recognized in the first quarter of 2006 due to the implementation of Financial Accounting Standard ("FAS") No. 123R, "Share-Based Payment."

PBM operating income increased $34.7 million, or 28.0%, in the first quarter of 2006 over the same period of 2005.

SPECIALTY OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2006(1)	Increase/ (Decrease)	2005

Product revenues	$866.8	283.2%	$226.2
Service revenues	9.8	NM	0.6
Total Specialty revenues	876.6	286.5%	226.8
Cost of Specialty revenues	821.6	286.8%	212.4
Specialty gross profit	55.0	281.9%	14.4
Specialty SG&A expenses	35.4	372.0%	7.5
Specialty operating income	$19.6	184.1%	$6.9

NM - Not Meaningful

(1) Includes the acquisition of Priority effective October 14, 2005.

Specialty revenues and cost of Specialty revenues increased $649.8 million, or 286.5%, and $609.2 million, or 286.8%, in the first quarter of 2006 over the same period of 2005, respectively.  These increases are primarily due to the acquisition of Priority in the fourth quarter of 2005, which increased Specialty revenues and cost of Specialty revenues by $553.4 million and $520.2 million, respectively, during the first quarter of 2006.  The remaining increase is primarily due to the increased specialty penetration into the PBM book of business.

Our Specialty gross profit increased $40.6 million, or 281.9%, in the first quarter of 2006 over the same period of 2005, based on the factors described above.

SG&A for our Specialty segment increased $27.9 million, or 372.0%, in the first quarter of 2006 as compared to the same period of 2005.  The acquisition of Priority represents $24.1 million of the increase.  The remaining increase is due to the growth in the legacy CuraScript business.

Specialty operating income increased $12.7 million, or 184.1%, in the first quarter of 2006 over the same period of 2005, based on the various factors described above.

PBS OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2006	Increase/ (Decrease)	2005

Product revenues	$29.7	(16.1%)	$35.4
Service revenues	26.9	(5.6%)	28.5
Total PBS revenues	56.6	(11.4%)	63.9
Cost of PBS revenues	47.3	(9.4%)	52.2
PBS gross profit	9.3	(20.5%)	11.7
PBS SG&A expense	4.2	(4.5%)	4.4
PBS operating income	$5.1	(30.1%)	$7.3

PBS product revenues decreased $5.7 million, or 16.1%, in the first quarter of 2006 from the same period of 2005, mainly due to fewer Patient Assistance Program shipments and other activities as patients have shifted to the government funded benefit, Medicare Part D.  PBS service revenues decreased $1.6 million, or 5.6%, in the first quarter of 2006 from the same period of 2005.  The decrease reflects client attrition and the impact of Medicare Part D on our Patient Assistance Programs.

Cost of PBS revenues decreased $4.9 million, or 9.4%, in the first quarter of 2006 from the same period of 2005, mainly due to the impact of Medicare Part D on our Patient Assistance Programs, as described above.  Gross profit decreased $2.4 million, or 20.5%, in the first quarter of 2006 from the same period of 2005.

PBS SG&A remained relatively consistent, slightly decreasing $0.2 million, or 4.5%, in the first quarter of 2006 from the same period of 2005.  PBS operating income decreased $2.2 million, or 30.1%, in the first quarter of 2006 from the same period of 2005.

OTHER (EXPENSE) INCOME

In February 2001, we entered into an agreement with AdvancePCS (now owned by CareMark, Inc.) and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans.  We own one-third of the equity of RxHub (as do each of the other two founders) and have invested approximately $20.0 million in the joint venture.  We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations.  Our percentage of RxHub’s loss for the first quarter of 2006 was $0.5 million ($0.3 million, net of tax) compared to $0.7 million ($0.4 million, net of tax) for the same period of 2005.

The $12.4 million, or 400.0% increase in net interest expense in the first quarter of 2006 as compared to the same period in 2005 resulted from the refinancing our entire credit facility during the fourth quarter of 2005 (see “—Bank Credit Facility”).

PROVISION FOR INCOME TAXES

Our effective tax rate increased to 37.5% for the first quarter of 2006 as compared to 36.6% for the same period of 2005.  This increase reflects a non-recurring net tax benefit of $2.3 million recorded in the first quarter of 2005 from the recognition of the expected state tax benefit associated with certain subsidiary losses generated in 2004.

NET INCOME AND EARNINGS PER SHARE

Net income increased $19.4 million, or 22.7%, for the first quarter of 2006 over the same period of 2005.  Basic and diluted earnings per share increased 22.4% and 22.8%, respectively for the first quarter of 2006 over the same period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES
For the three months ended March 31, 2006, net cash provided by operations decreased $97.2 million to $41.0 million from $138.2 million during the three months ended March 31, 2005. This decrease is due to several factors:

•
The $147.6 million decrease in claims and rebates payable (which is a use of cash) was only partially offset by a $57.5 million decrease in accounts receivable (which is a source of cash) resulting in a net $90.1 million use of cash for the quarter.  This net decrease is partially due to the timing of collections and disbursements surrounding the end of 2005 which resulted in positive cash flows occurring in the fourth quarter of 2005 instead of the first quarter of 2006. The decrease is also a result of lower claim volumes. Our business naturally operates in a negative working capital position. As volume declines, the negative net working capital balance also declines, resulting in a consumption of cash. First quarter network claim volume decreased 7.8% as compared to the fourth quarter of 2005. In contrast, network claim volume increased 3.2% in the first quarter of 2005 as compared to the fourth quarter of 2004. Due to the lag of certain payments, we expect this effect to carry over into the second quarter of 2006, though to a lesser extent. We expect cash flows to return to historical levels in the third and fourth quarter of 2006.

•	The decrease in other current liabilities in the first quarter of 2006 reduced operating cash flows by approximately $30.0 million, mainly due to the payout of management incentive bonuses.
•
As a result of the adoption of FAS 123R January 1, 2006, tax benefits from the exercise of stock options are now classified as financing cash flows, rather than operating cash flows. In the first quarter of 2005, cash flow from operating activities included a cash inflow of $9.8 million related to tax benefits from the exercise of stock options. This reconciliation will continue throughout 2006.

•	These decreases were partially offset by other positive changes in certain working capital components as well as increases in earnings and in depreciation and amortization.

Our capital expenditures for the three months ended March 31, 2006 increased $2.8 million, or 47.1%, as compared to the same period of 2005. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

CHANGES IN BUSINESS

On October 14, 2005, we acquired the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion.  The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority.  Priority, headquartered in Lake Mary, Florida, is among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005.  This acquisition is expected to enhance our Specialty business.  The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility.  As a result of this refinancing, we wrote-off approximately $3.6 million in deferred financing fees relating to our prior credit facility in the fourth quarter of 2005.

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

In January 2004, we entered into an agreement to provide PBM services for the Medicare discount program of Pharmacy Care Alliance, Inc. (“PCA”), a nonstock, not-for-profit entity jointly controlled by the National Association of Chain Drugstores (“NACDS”) and us.  Our PBM services include the negotiation of discounts from individual retailers and pharmaceutical manufacturers, the enrollment of cardholders and the processing of prescription claims.  During 2004, we entered into a lending agreement with PCA, whereby we committed to lend up to $17.0 million to PCA in the form of a revolving line of credit to fund its operating activities.  As of March 31, 2006, PCA owed $12.6 million under the credit facility including interest and principal.  The credit agreement has been extended until May 31, 2006 and we do not expect any additional borrowings from PCA.

The Medicare discount program is scheduled to end by June of 2006. In regard to the revolving line of credit extended to PCA, the collectibility of any unsecured borrowings will be a function of PCA’s costs in closing out the program.  Because enrollment and utilization was lower than expected, the outstanding balance of our receivable from PCA was fully reserved in a prior year.

BANK CREDIT FACILITY

In October 2005, we refinanced our entire credit facility with a new $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility.  The proceeds from the $2.2 billion credit facility were used to finance the Priority acquisition and to prepay borrowings on the Term A Loan and Term B Loans outstanding under our previous credit facility.  The newly established $600.0 million revolving credit facility (none of which was outstanding as of March 31, 2006) is also available for general corporate purposes.  In the three months ended March 31, 2006, we made scheduled payments of $40.0 million on our Term A Loans.

Our credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin.  The margin over LIBOR will range from 0.50% to 1.125%, depending on our consolidated leverage ratio or our credit rating.  The margin over the base rate will range from 0% to 0.125% depending upon our consolidated leverage ratio.  Under our credit facility we are required to pay commitment fees on the unused portion of the $600.0 million revolving credit facility.  The commitment fee will range from 0.10% to 0.25% depending on our consolidated leverage ratio or our credit rating.

At March 31, 2006, the weighted average interest rate on the new facility was 5.4%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At March 31, 2006, we were in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS

The following table sets forth our schedule of maturities of our long-term debt and future minimum lease payments due under noncancellable operating leases as of March 31, 2006 (in millions):

	Payments Due by Period as of March 31,
Contractual obligations	Total	2006	2007 - 2008	2009 - 2010	After 2010

Long-term debt	$1,470.5	$70.1	$440.1	$960.1	$0.2
Future minimum lease payments (1)	114.6	21.3	43.9	16.2	33.2

Total contractual cash obligations	$1,585.1	$91.4	$484.0	$976.3	$33.4

(1)  In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia. At March 31, 2006, our lease obligation is $13.5 million. In accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At March 31, 2006, we had $961.1 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $9.6 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

During the fiscal quarter ended March 31, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits that purport to be class actions or have been certified as such. Each case seeks damages in an unspecified amount.  We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover.  In addition, we are the subject of several governmental investigations described below.  Such investigations could result in civil damages, criminal penalties, or other sanctions, the nature and amount of which we cannot currently estimate.  We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations or business prospects.  In addition, the expenses of defending these cases may have a material effect on our financial results.  The following developments have occurred since the Annual Report:

•
North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama). This action was filed on October 1, 2003. This case purports to be a class action against us on behalf of independent pharmacies within the United States. The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq. The suit seeks unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification was granted. A motion has been filed by the plaintiffs in an antitrust matter against Medco and Merck in the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation requesting transfer of this case and others to the Eastern District of Pennsylvania for MDL treatment.

•
Pearson’s Pharmacy, Inc. and Cam Enterprises, Inc. d/b/a Altadena Pharmacy v. Express Scripts, Inc. (Case No. 3:06-CV-00073-WKW, United States District Court for the Middle District of Alabama). On February 15, 2006, a class action on behalf of all pharmacies reimbursed based upon Average Wholesale Price was filed alleging that Express Scripts fails to properly reimburse pharmacies for filling prescriptions. Plaintiffs seek unspecified monetary damages and injunctive relief. Express Scripts has filed a motion to dismiss the complaint.

•
Inola Drug, Inc. v. Express Scripts, Inc. (Case No. 06-CV-117-TCK-SAJ, United States District Court for the Northern District of Oklahoma). On February 22, 2006, a class action lawsuit was filed alleging that Express Scripts’ reimbursement to pharmacies violates the Oklahoma Third Party Prescriptions Act. The complaint also alleges that Express Scripts fails to properly reimburse pharmacies for filling prescriptions based on Average Wholesale Price. The proposed classes include all pharmacies in the United States who contract with Express Scripts and all pharmacies in Oklahoma who contract with Express Scripts. Express Scripts has filed a motion to dismiss the complaint.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended March 31, 2006 (share data in millions):

Period	Shares purchased	Average price per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

1/1/2006 - 1/31/2006	-	$-	-	8.1
2/1/2006 - 2/29/2006	-	-	-	8.1
3/1/2006 - 3/31/2006	-	-	-	8.1
2006 Total	-	$-	-

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

  EXPRESS SCRIPTS, INC.
  (Registrant)

Date: April 26, 2006                           By:           /s/ George Paz
  George Paz, Chief Executive Officer and President

Date: April 26, 2006                           By:         /s/ Edward Stiften, Sr.
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

10. 1[3]
Form of Performance Share Award Agreement under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2006.

10. 2[3]
Form of Stock Appreciation Right Award Agreement under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K filed March 7, 2006.

10. 3[3]	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 18, 2006.
10. 4[3]
Summary of Named Executive Officer 2006 Salaries, 2005 Bonus Awards, 2006 Bonus Potential and 2006 Equity and Pro Forma Awards, incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K filed March 7, 2006.

31.1[2]	Certification by George Paz, as President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by George Paz, as President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.
3	Management contract or compensatory plan or arrangement