Form 10-Q/A
period 2006-03-31
EXPRESS SCRIPTS INC
filed 2006-04-27
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Express Scripts, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Securities and Exchange Commission on April 26, 2006 (the "Original Form 10-Q") for the purpose of including the certifications of our Chief Executive Officer and Chief Financial Officer, which were identified as Exhibits 31.1, 31.2, 32.1 and 32.2 on the Original Form 10-Q. These Exhibits were inadvertently left off of the EDGAR submission of the Original Form 10-Q.

In addition, because we are filing this amendment No. 1, we are also taking the opportunity to correct two other minor errors in the Original Form 10-Q, as follows:

•
Under the Executive Summary and Trend Factors Affecting the Business, within the second paragraph we reported the 2005 generic utilization rate of 56.3%. The actual generic utilization rate for the first quarter of 2005 was 54.0%. The generic utilization rate for 2006 of 56.3% is correct as stated in the Original Form 10-Q.

•
Also, under Results of Operations: PBM Operating Income, in the first paragraph under the table, we reported a 0.4 million, or 4.5%, increase in home delivery claims volume in the first quarter of 2006 over the first quarter of 2005. Home delivery claims actually increased 0.6 million, or 5.5%, in the first quarter of 2006 over the first quarter of 2005.  A conforming change was also made in the third paragraph under the table.

There have been no changes from the Original Form 10-Q other than as described above.

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

Our business model is built around the alignment of interests with our clients and members in making the use of prescription drugs safer and more affordable.  The improvement in our consolidated results of operations in the first quarter of 2006 over the same period of 2005 was primarily driven by factors which also reduce pharmacy trends for our clients.  In the first quarter of 2006 we benefited from higher generic utilization (56.3% in the first quarter of 2006 compared to 54.0% in the first quarter of 2005), increased home delivery volume, growth in Specialty services and better management of ingredient costs resulting from renegotiation of certain supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs.  In addition, our results of operations in the first quarter of 2006 improved over the first quarter of 2005 as a result of the acquisition of Priority, increased labor efficiencies and the consolidation of certain of our facilities.  These positive trends were partially offset by a decrease in network claims volume due to client attrition in the first quarter of 2006.  We believe the net effect of these factors will continue to generate improvement in our results of operations throughout the remainder of 2006.

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

Network claims decreased by 8.7 million, or 7.8%, in the first quarter of 2006 from the same period of 2005, primarily due to the loss of lives resulting from the attrition of several clients.  Total home delivery claims increased by 0.6 million, or 5.5%, in the first quarter of 2006 from the same period of 2005.  The decrease in network claims resulted in an overall adjusted PBM claims decrease of 5.1%.

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

•
We processed an additional 0.6 million claims, or 5.5%, in the first quarter of 2006 over the same period in 2005.  The increase in home delivery claim volume resulted in a $50.9 million increase in home delivery revenues.  The increase in home delivery volume is primarily due to the increased usage of our home delivery pharmacies by members of existing clients.

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

Date: April 27, 2006                           By:           /s/ George Paz
  George Paz, Chief Executive Officer and President

Date: April 27, 2006                           By:         /s/ Edward Stiften_____
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