Form 10-Q/A
period 2005-06-30
EXPRESS SCRIPTS INC
filed 2006-05-08
CIK 885721

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Common stock outstanding as of June 30, 2005:	148,629,000	Shares

Explanatory Note

This Amendment No. 1 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed with the Securities and Exchange Commission on July 28, 2005 (the “Form 10-Q”) is being filed solely to provide corrected certifications pursuant to Exchange Act Rule 13a-14(a) by inserting the statutory reference to internal control over financial reporting that was inadvertently omitted from the introductory sentence of paragraph 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q.

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