Form 10-Q/A
period 2006-03-31
EXPRESS SCRIPTS INC
filed 2006-05-08
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Common stock outstanding as of March 31, 2006:	147,028,330	Shares

Explanatory Note

This Amendment No. 2 to Express Scripts, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed with the Securities and Exchange Commission on April 26, 2006 as amended by Amendment No. 1 to Form 10-Q filed with the Securities and Exchange Commission on April 27, 2006 (the “Form 10-Q”) is being filed solely to provide corrected certifications pursuant to Exchange Act Rule 13a-14(a) by inserting the statutory reference to internal control over financial reporting that was inadvertently omitted from the introductory sentence of paragraph 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q.

There have been no changes from the Form 10-Q other than as described above. This Amendment No. 2 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

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