Form 10-Q
period 2006-06-30
EXPRESS SCRIPTS INC
filed 2006-07-26
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006.
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
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

Common stock outstanding as of June 30, 2006:	137,748,217	Shares

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

            Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                        Item 3.  Defaults Upon Senior Securities - (Not Applicable)

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information - (Not Applicable)

Item 6.  Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	June 30,	December 31,
(in millions, except share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$195.9	$477.9
Receivables, net	1,265.1	1,393.2
Inventories	260.8	273.4
Deferred taxes	60.6	53.1
Prepaid expenses and other current assets	57.0	59.8
Total current assets	1,839.4	2,257.4
Property and equipment, net	187.5	201.3
Goodwill, net	2,712.4	2,700.1
Other intangible assets, net	282.9	303.3
Other assets	31.2	31.4
Total assets	$5,053.4	$5,493.5

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,204.2	$1,380.0
Accounts payable	571.2	596.5
Accrued expenses	292.4	308.7
Current maturities of long-term debt	110.0	110.0
Total current liabilities	2,177.8	2,395.2
Long-term debt	1,605.4	1,400.5
Other liabilities	236.8	233.0
Total liabilities	4,020.0	4,028.7

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common Stock, 650,000,000 and 275,000,000 shares authorized, respectively, $0.01 par value;
shares issued: 159,444,000 and 159,499,000, respectively;
shares outstanding: 137,749,000 and 145,993,000, respectively	1.6	1.6
Additional paid-in capital	516.8	473.5
Unearned compensation under employee compensation plans	(37.0)	(5.8)
Accumulated other comprehensive income	12.0	9.8
Retained earnings	1,755.3	1,542.8
	2,248.7	2,021.9
Common Stock in treasury at cost, 21,695,000 and 13,506,000
shares, respectively	(1,215.3)	(557.1)
Total stockholders’ equity	1,033.4	1,464.8
Total liabilities and stockholders’ equity	$5,053.4	$5,493.5

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2006	2005	2006	2005

Revenues [1]	$4,452.1	$3,944.3	$8,896.7	$7,783.4
Cost of revenues [1]	4,088.5	3,667.5	8,188.5	7,241.7
Gross profit	363.6	276.8	708.2	541.7
Selling, general and administrative	171.1	128.4	332.2	255.0
Operating income	192.5	148.4	376.0	286.7
Other (expense) income:
Undistributed loss from joint venture	(0.3)	(0.6)	(0.8)	(1.3)
Interest income	4.0	2.5	9.0	4.1
Interest expense	(23.7)	(4.7)	(44.2)	(9.4)
	(20.0)	(2.8)	(36.0)	(6.6)
Income before income taxes	172.5	145.6	340.0	280.1
Provision for income taxes	64.7	43.6	127.5	92.8
Net income	$107.8	$102.0	$212.5	$187.3

Basic earnings per share:	$0.76	$0.69	$1.48	$1.27

Weighted average number of common shares
Outstanding during the period - Basic EPS	141.2	148.2	143.8	147.8

Diluted earnings per share:	$0.75	$0.68	$1.45	$1.25

Weighted average number of common shares
Outstanding during the period - Diluted EPS	143.4	150.5	146.2	149.9

1 Exludes estimated retail pharmacy co-payments of $1,045.7 and $1,460.2 for the three months ended June 30, 2006 and 2005, respectively, and $2,266.5 and $2,943.9 for the six months ended June 30, 2006 and 2005, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2005	159.5	$1.6	$473.5	$(5.8)	$9.8	$1,542.8	$(557.1)	$1,464.8
Comprehensive income:
Net income	-	-	-	-	-	212.5	-	212.5
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	2.2	-	-	2.2
Comprehensive income	-	-	-	-	2.2	212.5	-	214.7
Treasury stock acquired	-	-	-	-	-	-	(707.7)	(707.7)
Changes in stockholders’ equity related
to employee stock plans	(0.1)	-	43.3	(31.2)	-	-	49.5	61.6
Balance at June 30, 2006	159.4	$1.6	$516.8	$(37.0)	$12.0	$1,755.3	$(1,215.3)	$1,033.4

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(in millions)	2006	2005
Cash flows from operating activities:
Net income	$212.5	$187.3
Adjustments to reconcile net income to net cash
provided by operating activities, excluding
the effect of the acquisition:
Depreciation and amortization	51.9	39.3
Non-cash adjustments to net income	13.4	17.7
Tax benefit relating to employee stock compensation	-	14.0
Net changes in operating assets and liabilities	(84.0)	58.1
Net cash provided by operating activities	193.8	316.4

Cash flows from investing activities:
Purchases of property and equipment	(20.7)	(17.9)
Other	(0.1)	1.5
Net cash used in investing activities	(20.8)	(16.4)

Cash flows from financing activities:
Repayment of long-term debt	(80.1)	(11.1)
Proceeds from (repayment of) revolving credit line, net	285.0	(50.0)
Tax benefit relating to employee stock compensation	27.5	-
Treasury stock acquired	(707.7)	-
Net proceeds from employee stock plans	19.7	12.6
Other	(0.3)	-
Net cash used in financing activities	(455.9)	(48.5)

Effect of foreign currency translation adjustment	0.9	(0.3)

Net (decrease) increase in cash and cash equivalents	(282.0)	251.2
Cash and cash equivalents at beginning of period	477.9	166.0
Cash and cash equivalents at end of period	$195.9	$417.2
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

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2006, the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2006, and the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. We have no information regarding actual co-payments collected. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $1.0 billion and $1.5 billion for the three months ended June 30, 2006 and 2005, respectively, and $2.3 billion and $2.9 billion for the six months ended June 30, 2006 and 2005, respectively, are excluded from revenues and cost of revenues. Many of our clients’ members who previously participated in higher copayment discount programs have transitioned to Medicare Part D programs in 2006. As a result, retail pharmacy copayments decreased in the three and six months ended June 30, 2006 as compared to the same periods of 2005.

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

We provide medications/pharmaceuticals for diseases that rely upon high-cost injectible, infused, oral, or inhaled drugs which are high cost and have sensitive handling and storage needs (“Specialty”). Our Specialty services also include distribution of pharmaceuticals and medical supplies to providers and clinics, third-party logistics services for contracted pharmaceutical manufacturer clients, fertility services to providers and patients and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions. Revenues from our Specialty segment are recognized at the point of shipment. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.

       Revenues from our Pharma Business Solutions (“PBS”) segment are derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network, the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low-income patients, sample fulfillment and sample accountability services. Revenues earned by PBS include administrative fees received from pharmaceutical manufacturers for dispensing or distributing consigned pharmaceuticals requiring special handling or packaging and administrative fees for verification of practitioner licensure and distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in PBS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

REBATE ACCOUNTING

We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of this program, performed in conjunction with claim processing and home delivery services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. The portion of rebates payable to clients is estimated quarterly based on historical and/or anticipated sharing percentages. These estimates are adjusted to actual when amounts are paid to clients. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales. Rebates and administrative fees billed to manufacturers are determinable when the drug is dispensed. We pay all or a contractually agreed upon portion of such rebates to our clients.

COST OF REVENUES

Cost of revenues includes product costs, network pharmacy claims payments and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “—Revenue Recognition” and “—Rebate Accounting”).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $164.8 million and $170.5 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at June 30, 2006 and December 31, 2005, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been defeased. No overdraft or unsecured short-term loan exists in relation to these negative balances.

RECEIVABLES

Based on our revenue recognition policies discussed above, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing.

As of June 30, 2006 and December 31, 2005, unbilled receivables were $681.4 million and $686.0 million, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

Included in receivables, net, as of June 30, 2006 and December 31, 2005, is an allowance for doubtful accounts of $58.7 million and $57.9 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No impairments existed as of June 30, 2006 and December 31, 2005.

SELF-INSURANCE RESERVES

We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 6). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances that any losses, in excess of our insurance and any self-insurance reserves, will not be material.

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

Grant-date fair value of stock options and "stock-settled" stock appreciation rights ("SSRs") is estimated using a Black-Scholes valuation model. Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at the time of vesting. Forfeitures are estimated based on historical experience. We use an accelerated method of recognizing compensation cost for awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those grants that vest over three years. The majority of our stock-based awards have three-year vesting.

See Note 5 for more information regarding stock-based compensation.

NEW ACCOUNTING GUIDANCE

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Express Scripts, Inc. will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48.  We do not believe implementation will have a material effect on our consolidated financial statements.

Note 2 - Changes in business

On October 14, 2005, we acquired the capital stock of Priority Healthcare Corporation (“Priority”) in a cash transaction for $28 per share, or approximately $1.3 billion. The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority. Priority, headquartered in Lake Mary, Florida, was among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005. This acquisition is expected to enhance our Specialty business. The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in term loans under a new credit facility which replaced our prior credit facility. We are currently in the process of evaluating the net assets acquired from Priority. The allocation of the purchase price to the assets and liabilties acquired from Priority is preliminary and subject to revision based on the outcome of ongoing evaluations of these assets and liabilities.

The following table summarizes the estimated fair values of the Priority assets acquired and liabilities assumed at the date of acquisition (in millions). There have been no material adjustments made to these fair values since December 31, 2005.

As of June 30,
2006
Current assets	$524.0
Property and equipment	23.7
Goodwill	1,002.6
Other identifiable intangible assets	86.0
Other assets	1.4

Total assets acquired	1,637.7

Current liabilities	286.1
Deferred tax liabilities	36.3

Total liabilities assumed	322.4

Net Assets Acquired	$1,315.3

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

The results of operations of Priority are included in our consolidated results of operations beginning October 14, 2005. The following unaudited pro forma information presents a summary of our combined results of operations and those of Priority as if the acquisition had occurred at the beginning of the period presented, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results (in millions, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Total revenues	$4,455.8	$8,773.3
Net income	103.2	190.4

Basic earnings per share	0.70	1.29
Diluted earnings per share	0.69	1.27

Note 3 - Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in millions).

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM	$1,509.9	$107.1	$1,509.0	$107.0
Specialty(1)	1,287.5	-	1,276.0	-
PBS	22.1	-	22.1	-
	$2,819.5	$107.1	$2,807.1	$107.0

Other intangible assets
PBM(2)
Customer contracts	$244.4	$79.3	$265.4	$94.5
Other	61.6	44.8	72.8	52.2
	306.0	124.1	338.2	146.7

Specialty
Customer contracts (1)	110.7	18.7	110.7	9.1
Other (1)	7.9	2.4	8.0	1.8
	118.6	21.1	118.7	10.9

PBS
Customer contracts	4.0	2.2	4.0	1.8
Other	1.7	-	1.9	0.1
	5.7	2.2	5.9	1.9
Total other intangible assets	$430.3	$147.4	$462.8	$159.5

(1) As a result of our acquisition of the capital stock of Priority in October 2005, we preliminarily recorded goodwill, customer contracts, trade names, and other intangible assets of $1,002.6 million, $82.0 million, $2.2 million, and $1.8 million, respectively (See Note 2).
(2)Changes in other intangible assets are a result of the write-off of fully-amortized contractual assets, consisting of non-compete agreements and customer contracts, that are no longer in effect.

The aggregate amount of amortization expense of other intangible assets was $10.4 million and $7.4 million for the three months ended June 30, 2006 and 2005, respectively, and $20.5 million and $14.9 million for the six months ended June 30, 2006 and 2005, respectively. The future aggregate amount of amortization expense of other intangible assets is approximately $21.0 million for the remainder of 2006, $38.6 million for 2007, $35.1 million for 2008, $34.1 million for 2009, and $29.5 million for 2010. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 16 years for customer contracts and four years for other intangible assets.

Note 4 - Earnings per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted average number of common shares
outstanding during the period - Basic EPS(1)	141.2	148.2	143.8	147.8
Dilutive common stock equivalents:
Outstanding stock options, SSRs,
restricted stock units, and executive
deferred compensation units(2)	2.2	2.3	2.4	2.1
Weighted average number of common shares
outstanding during the period - Diluted EPS(1)	143.4	150.5	146.2	149.9
(1)
The decrease in weighted average number of common shares outstanding during the period for Basic and Diluted EPS resulted from the repurchase of 9.5 million treasury shares in the second quarter of 2006.

(2)	Excludes SSRs of 0.9 million for the three and six months ended June 30, 2006. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.” Certain stock-based awards were outstanding during the three and six months ended June 30, 2006 and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for those periods because they were anti-dilutive.

Note 5 - Stock-based compensation plans

Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock and performance share awards. As of June 30, 2006, approximately 8.8 million shares of our Common Stock are available for issuance under our current plan. Awards are typically settled using treasury shares. The maximum contractual term of stock options and SSRs granted under the 2000 LTIP is 10 years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the six months ended June 30, 2006, we granted to certain officers and employees approximately 46,000 performance share awards with a fair market value of $87.27. The performance share awards cliff vest at the end of three years. The number of shares that ultimately vest is dependent upon achieving specific performance targets. All performance share awards are non-vested as of June 30, 2006. We also granted 895,000 SSRs and 25,000 stock options with a weighted average Black-Scholes value of $28.65. The SSRs and stock options have three-year graded vesting.

During the six months ended June 30, 2006, we also granted to certain officers and employees approximately 80,000 restricted shares of Common Stock with a fair market value of $85.36. These shares have three-year graded vesting. The total number of non-vested restricted stock awards was 283,000 at June 30, 2006 and 449,000 at December 31, 2005.

The following table presents amounts related to stock-based compensation:

(in millions, except per share data)	SSRs and Stock Options	Restricted Stock and Performance Shares

Three months ended June 30, 2006
Stock-based compensation:
Expense, pre-tax	$5.0	$1.6
Expense, after tax	3.1	1.0
Expense per diluted share	$0.02	$0.01

Six months ended June 30, 2006
Stock-based compensation:
Expense, pre-tax	$10.1	$4.0
Expense, after tax	6.3	2.5
Expense per diluted share	$0.04	$0.02

As of June 30, 2006
Unamortized portion(1)	$24.9	$11.8

(1)As of June 30, 2006 we have $0.3 million of unearned compensation related to unvested shares that are part of our deferred compensation plan.

The weighted average remaining recognition period for SSRs and stock options is 1.4 years, and for restricted stock and performance shares is 2.0 years.

As a result of the adoption of FAS 123R, we now classify the tax benefit from the exercise of stock options as a financing cash inflow. For the six months ended June 30, 2006, the tax benefit related to employee stock compensation was $27.5 million. Prior to the adoption of FAS 123R, the tax benefit from the exercise of stock options was classified as an inflow from operating activities and under the modified prospective method, prior periods are not restated to reflect the adoption of FAS 123R.

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

Had compensation cost for our stock-based compensation plans been determined based on the fair value method required by FAS 123R, net earnings and earnings per share would have been reduced as shown in the following table:

	Three Months Ended	Six Months Ended
(in millions, except per share data)	June 30, 2005	June 30, 2005

Net income, as reported	$102.0	$187.3
Plus: Employee stock-based compensation expense
included in reported net earnings, net of related
tax effects	1.0	4.6
Less: Employee stock-based compensation expense
determined using fair-value based method for
stock-based awards, net of tax	(3.6)	(10.4)
Pro forma net income	$99.4	$181.5

Basic earnings per share
As reported	$0.69	$1.27
Pro forma	0.67	1.23

Diluted earnings per share
As reported	$0.68	$1.25
Pro forma	0.66	1.21

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	4.8% - 5.3%	3.7% - 4.1%	4.6% - 5.3%	3.5% - 4.1%
Expected volatility of stock	34%	38%	34%	38% - 40%
Expected dividend yield	None	None	None	None

A summary of the status of stock options and SSRs as of June 30, 2006 and changes during the six months ended June 30, 2006 are presented below.

	Six Months Ended June 30, 2006
(share data in millions)	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	6.3	$28.21
Granted	0.9	$86.03
Exercised	(1.2)	$19.76
Forfeited/Cancelled	(0.1)	$48.10
Outstanding at end of period	5.9	$38.47

Awards exercisable at period end	3.4	$24.59
Weighted-average fair value of options granted during the year	$28.65

A summary of the status of restricted stock and performance shares as of June 30, 2006 and changes during the six months ended June 30, 2006 are presented below.

	Six Months Ended June 30, 2006
(share data in millions)	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	0.4	$35.36
Granted	0.1	$86.06
Released	(0.2)	$32.39
Forfeited/Cancelled	-	-
Outstanding at end of period	0.3	$53.69

At June 30, 2006, the weighted-average remaining contractual lives of stock options outstanding and stock options exercisable were 5.1 years and 4.4 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $196.5 million and $158.6 million, respectively. Cash proceeds, tax benefits, fair value of vested shares and intrinsic value related to total stock options exercised and restricted shares vested during the three and six months ended June 30, 2006 and 2005 are provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Proceeds from stock options exercised	$2.6	$5.2	$23.1	$17.4
Tax benefit related to employee stock compensation	5.6	4.2	27.5	14.0
Fair value of vested restricted shares	-	-	19.7	16.3
Cash received for tax withholding upon vesting of restricted stock	-	-	0.5	1.9
Intrinsic value of stock options exercised	13.2	6.6	77.8	25.2

Note 6 - Contingencies

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

Note 7 - Segment reporting

We report segments on the basis of services offered and have determined that we have three reportable segments: PBM, Specialty, and PBS. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Our PBS segment includes our Specialty Distribution Services (“SDS”) and Phoenix Marketing Group, LLC (“PMG”) service lines. Effective in October 2005, we began managing our Specialty business as a separate operating segment. Previously, our Specialty business was part of our domestic PBM operating segment. The change is primarily due to the acquisition of Priority (see Note 2) on October 14, 2005. Our Specialty segment consists of our CuraScript (acquired in January 2004) and Priority businesses and 2005 data has been reclassified to reflect the change in our operating and reporting segments.

We have reclassified certain inventory purchase discounts received by our Specialty segment to more accurately reflect the allocation between our PBM and Specialty segment. There is no effect on PBM and Specialty segment gross profit and the amounts reported below reflect the reclassification. Consolidated revenues and cost of revenues reported in the Consolidated Statement of Operations were not affected.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three and six months ended June 30, 2006 and 2005:

(in millions)	PBM	Specialty	PBS	Total
Three months ended June 30, 2006
Product revenues
Network revenues	$2,199.5	$-	$-	$2,199.5
Home delivery revenues	1,318.6	-	-	1,318.6
Other revenues	-	829.2	30.5	859.7
Service revenues	41.3	10.4	22.6	74.3
Total revenues	3,559.4	839.6	53.1	4,452.1
Depreciation and amortization expense	16.8	7.6	1.7	26.1
Operating income	170.5	17.9	4.1	192.5
Undistributed loss from joint venture				(0.3)
Interest income				4.0
Interest expense				(23.7)
Income before income taxes				172.5
Capital expenditures	8.3	2.2	1.5	12.0

Three months ended June 30, 2005
Product revenue:
Network revenues	$2,324.1	$-	$-	$2,324.1
Home delivery revenues	1,256.4	-	-	1,256.4
Other revenues	-	255.0	41.8	296.8
Service revenues	38.3	0.8	27.9	67.0
Total revenues	3,618.8	255.8	69.7	3,944.3
Depreciation and amortization expense	16.6	1.5	1.4	19.5
Operating income	131.7	7.9	8.8	148.4
Undistributed loss from joint venture				(0.6)
Interest income				2.5
Interest expense				(4.7)
Income before income taxes				145.6
Capital expenditures	11.0	0.3	0.7	12.0

Six months ended June 30, 2006
Product revenues
Network revenues	$4,396.6	$-	$-	$4,396.6
Home delivery revenues	2,652.9	-	-	2,652.9
Other revenues	-	1,636.2	60.2	1,696.4
Service revenues	81.1	20.2	49.5	150.8
Total revenues	7,130.6	1,656.4	109.7	8,896.7
Depreciation and amortization expense	33.4	15.1	3.4	51.9
Operating income	329.3	37.5	9.2	376.0
Undistributed loss from joint venture				(0.8)
Interest income				9.0
Interest expense				(44.2)
Income before income taxes				340.0
Capital expenditures	14.7	3.4	2.6	20.7

Six months ended June 30, 2005
Product revenue:
Network revenues	$4,626.0	$-	$-	$4,626.0
Home delivery revenues	2,469.7	-	-	2,469.7
Other revenues	-	480.6	77.2	557.8
Service revenues	72.1	1.4	56.4	129.9
Total revenues	7,167.8	482.0	133.6	7,783.4
Depreciation and amortization expense	33.6	2.9	2.8	39.3
Operating income	255.8	14.8	16.1	286.7
Undistributed loss from joint venture				(1.3)
Interest income				4.1
Interest expense				(9.4)
Income before income taxes				280.1
Capital expenditures	14.0	1.2	2.7	17.9

As of June 30, 2006
Total assets	$2,749.9	$2,127.7	$175.8	$5,053.4
Investment in equity method investees	0.3	3.3	-	3.6

As of December 31, 2005
Total assets	$3,255.5	$2,066.9	$171.1	$5,493.5
Investment in equity method investees	0.8	2.8	-	3.6

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

Revenues earned by our Canadian PBM totaled $9.1 million and $7.4 million for the three months ended June 30, 2006 and 2005, respectively, and $18.1 million and $15.0 million for the six months ended June 30, 2006 and 2005, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $37.0 million and $36.0 million as of June 30, 2006 and December 31, 2005, respectively. All other long-lived assets are domiciled in the United States.

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

Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors that might cause such a difference to occur include, but are not limited to:

•
uncertainties associated with our acquisitions (including our acquisition of Priority Healthcare), which include integration risks and costs, uncertainties associated with client retention and repricing of client contracts, and uncertainties associated with the operations of acquired businesses

•	costs and uncertainties of adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•
investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston, and by other regulatory agencies including the Department of Labor, and various state attorneys general

•
uncertainties regarding the implementation of the Medicare Part D prescription drug benefit, including the financial impact to us to the extent that we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, and increased regulatory risk

•
uncertainties associated with U.S. Centers for Medicare & Medicaid’s (“CMS”) implementation of the Medicare Part B Competitive Acquisition Program (“CAP”), including the potential loss of clients/revenues to providers choosing to participate in the CAP

•	our ability to maintain growth rates, or to control operating or capital costs
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

•	increased compliance relating to our contracts with the DoD TRICARE Management Activity and various state governments and agencies
•
the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers or interruption of the supply of any pharmaceutical products

•	the possible loss, or adverse modification of the terms, of contracts with pharmacies in our retail pharmacy network
•	the use and protection of the intellectual property we use in our business
•	our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	our ability to continue to develop new products, services and delivery channels
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends
•	changes in average wholesale prices, which could reduce prices and margins
•	our ability to attract and retain qualified personnel
•	other risks described from time to time in our filings with the SEC

See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

As one of the largest full-service pharmacy benefit management (“PBM”) companies we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our integrated PBM services include network claims processing, home delivery services, benefit design consultation, drug utilization review, formulary management, disease management, and drug data analysis services. We provide specialty services (“Specialty”), including patient care and direct specialty home delivery to patients; distribution of infusion drugs to patient homes, physician offices, and infusion centers; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharmaceutical manufacturer clients; fertility services to providers and patients; and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions. Specialty does not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks; these prescriptions are reflected in PBM retail pharmacies participating in our networks. We also provide services through our Pharma Business Solutions (“PBS”) unit, which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure.

        We report three segments: PBM, Specialty and PBS (see “—Results of Operations”). We derive revenues primarily from the sale of PBM and Specialty services in the United States and Canada. Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated by our PBM, Specialty and PBS segments represented 98.3% of revenues for the three and six months ended June 30, 2006 as compared to 98.3% and 98.4% for the three and six months ended June 30, 2005.

        On October 14, 2005, we purchased the capital stock of Priority Healthcare, Inc. (“Priority”) in a cash transaction for $28 per share, or approximately $1.3 billion. The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority. The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in term loans under a new credit facility which replaced our prior credit facility. Consequently, our operating results include those of Priority from October 14, 2005

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING OUR BUSINESS

Prescription drug costs have increased considerably over the past several years, primarily due to brand-name product inflation, the introduction of new products by pharmaceutical manufacturers and higher utilization of drugs. We face continuing pressures on margins resulting from client demands for better management of pharmacy trends, enhanced service offerings and/or higher service levels on contract renewals, and unfavorable modifications to contracts with key clients.

Our business model is built around the alignment of our interests with those of our clients and members in making the use of prescription drugs safer and more affordable. The improvement in our consolidated results of operations in the six months ended June 30, 2006 over the same period of 2005 was primarily driven by factors which also reduce pharmacy trends for our clients. In the six months ended June 30, 2006, we benefited from growth in Specialty services, higher generic utilization (56.3% in the six months ended June 30, 2006 compared to 53.8% in the same period of 2005), better management of ingredient costs (resulting from renegotiation of certain supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs) and increased home delivery volume. In addition, our results of operations in the six months ended June 30, 2006 improved over the same period of 2005 as a result of increased workforce efficiencies and the consolidation of certain of our facilities. These positive trends were partially offset by a decrease in network claims volume due to client attrition in the first half of 2006. We believe the positive impact resulting from growth in Specialty services, increased generic usage, productivity improvements, and increased home delivery volume will continue to generate improvement in our results of operations in the future.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. Certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” and with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 22, 2006

REBATE ACCOUNTING

ACCOUNTING POLICY
We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. The portion of rebates payable to clients is estimated quarterly based on historical and/or anticipated sharing percentages. These estimates are adjusted to actual when amounts are paid to clients.

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
•
Specialty service revenues include revenues earned through providing reimbursement solutions and product support to pharmaceutical manufacturers, biotechnology companies, and medical device companies, as well as revenues derived from our group purchasing organization (“GPO”).

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

We have reclassified certain inventory purchase discounts received by our Specialty segment to more accurately reflect the allocation between our PBM and Specialty segment. There is no effect on PBM and Specialty segment gross profit and the amounts reported below reflect the reclassification. Consolidated revenues and cost of revenues reported in the Consolidated Statement of Operations were not affected.

PBM OPERATING INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2006	Increase/ (Decrease)	2005	2006	Increase/ (Decrease)	2005

Product revenues
Network revenues	$2,199.5	(5.4%)	$2,324.1	$4,396.6	(5.0%)	$4,626.0
Home delivery revenues	1,318.6	5.0%	1,256.4	2,652.9	7.4%	2,469.7
Service revenues	41.3	7.8%	38.3	81.1	12.5%	72.1
Total PBM revenues	3,559.4	(1.6%)	3,618.8	7,130.6	(0.5%)	7,167.8
Cost of PBM revenues	3,258.5	(3.4%)	3,371.5	6,549.4	(2.0%)	6,681.7
PBM gross profit	300.9	21.7%	247.3	581.2	19.6%	486.1
PBM SG&A expenses	130.4	12.8%	115.6	251.9	9.4%	230.3
PBM operating income	$170.5	29.5%	$131.7	$329.3	28.7%	$255.8

Total adjusted PBM Claims(1)	128.0	(8.4%)	139.8	261.3	(6.7%)	280.2

(1)
PBM adjusted claims represent network claims plus home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network claims are generally 30 day claims. Excluded from the network claims are manual claims and drug formulary only claims where we only administer the clients formulary. We process approximately 2 million manual claims per year.

Network claims decreased by 12.5 million and 21.3 million claims, or 11.5% and 9.6%, respectively, in the three and six months ended June 30, 2006 over the three and six months ended June 30, 2005. These decreases are primarily due to the loss of lives resulting from the attrition of several clients, including the shift to the government funded benefit, Medicare Part D. Total home delivery claims increased by 0.3 million and 0.8 million claims, or 2.7% and 4.1%, respectively, in the three and six months ended June 30, 2006, primarily due to the increased usage of our home delivery pharmacies by members of new and existing clients. These increases were mostly offset by the client attrition as described above. On an adjusted basis, total PBM claims decreased 8.4% and 6.7% in the three and six months ended June 30, 2006, respectively.

Product Revenues for the three months ended June 30, 2006:  The $124.6 million, or 5.4%, decrease in network pharmacy revenues in the three months ended June 30, 2006 as compared to the same period of 2005 is attributable to lower claim volumes and an increase in generic penetration.  Network pharmacy revenues decreased by approximately $266.1 million due to a decrease in network claims, as described above.   Generic claims accounted for 57.8% of total network claims for the second quarter of 2006 as compared to 54.9% of total network claims for the same period of 2005, resulting in a decrease in network pharmacy revenues as generic drugs are less expensive than brand drugs.

Average revenue per network claim increased 6.9% in the second quarter of 2006 from the same period in 2005.  This increase is primarily due to inflation and mix changes, including a reduction in claim volume from members participating in discount programs with 100% co-payments who transitioned to Medicare Part D programs. For these discount programs, we do not include member copayments to retail pharmacies in revenue or cost of revenue, and as such, only report administrative fees as revenues. A reduction of these lower revenue claims from last year results in a higher average revenue per network claim this year.

The $62.2 million, or 5.0%, increase in home delivery revenues in the three months ended June 30, 2006 as compared to the same period of 2005 is attributable to higher claim volumes, partially offset by an increase in generic penetration.  The increase in volume, which accounted for an increase in revenues of approximately $33.5 million, is primarily due to the increased usage of our home delivery pharmacies by members of new and existing clients, as described above. Generic claims made up 44.1% of total home delivery claims for the second quarter of 2006 as compared to 43.4% of total network claims for the same period of 2005.  Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g. therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

Average revenue per home delivery claim increased 2.2% in the second quarter of 2006 over the same period in 2005, primarily due to inflation and mix changes.

Product Revenues for the six months ended June 30, 2006:  The $229.4 million, or 5.0%, decrease in network pharmacy revenues in the six months ended June 30, 2006 as compared to the same period of 2005 is attributable to lower claim volumes and an increase in generic penetration.  Network pharmacy revenues decreased by approximately $445.8 million due to a decrease in network claims, as described above.   Generic claims accounted for 57.8% of total network claims in the six months ended June 30, 2006 as compared to 54.7% of total network claims for the same period of 2005, resulting in a decrease in network pharmacy revenues as generic drugs are less expensive than brand drugs.

Average revenue per network claim increased 5.2% in the six months ended June 30, 2006 from the same period in 2005.  This increase is primarily due to inflation and mix changes, as discussed above.

The $183.2 million, or 7.4%, increase in home delivery revenues in the six months ended June 30, 2006 as compared to the same period of 2005 is attributable to higher claim volumes, partially offset by an increase in generic penetration.  This increase in volume, which accounted for an increase in revenues of approximately $100.4 million, is primarily due to the increased usage of our home delivery pharmacies by members of new and existing clients, as described above. Generic claims made up 43.7% of total home delivery claims for the six months ended June 30, 2006 from 43.3% for the same period of 2005.

Average revenue per home delivery claim increased 3.2% in the six months ended June 30, 2006 from the same period in 2005, primarily due to inflation and mix changes.

PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. The $3.0 million, or 7.8%, and $9.0 million, or 12.5%, increase in PBM service revenues in the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005 is primarily due to the growth of the TRICARE contract.

Cost of PBM revenues decreased $113.0 million, or 3.4%, and $132.3 million, or 2.0%, respectively for the three and six months ended June 30, 2006 as compared to the same periods of 2005 as a result of the 8.4% and 6.7% decrease in adjusted claims volume, respectively. The decreases from lower volumes were partially offset by increases in the cost of revenue per adjusted claim for the three and six months ended June 30, 2006 of 5.6% and 5.1%, respectively, primarily from ingredient cost inflation and mix changes, including the reduction of lower revenue network claims discussed above.

PBM gross profit increased $53.6 million, or 21.7%, and $95.1 million, or 19.6%, respectively for the three and six months ended June 30, 2006 as compared to the same periods of 2005. Client cost savings from higher home delivery volumes, the increase in the aggregate generic fill rate and better management of ingredient costs resulting from renegotiation of certain supplier contracts were only partially offset by lower network claims volumes and margin pressures arising from the current competitive environment.

PBM selling, general and administrative expenses (“SG&A”) increased $14.8 million, or 12.8% and $21.6 million, or 9.4%, respectively in the three and six months ended June 30, 2006 as compared to the same periods of 2005. These increases are primarily due to the following:
•
Stock option expense of $5.0 million and $10.1 million recognized in the three and six months ended June 30, 2006 due to the implementation of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment”.

•
Increased spending of $10.3 million and $9.8 million in the three and six months ended June 30, 2006 as compared to the same periods of 2005, on costs to improve the operation and the administrative functions supporting the management of the pharmacy benefit.

PBM operating income increased $38.8 million, or 29.5%, and $73.5 million, or 28.7%, respectively for the three and six months ended June 30, 2006 as compared to the same periods of 2005.

SPECIALTY OPERATING INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2006(1)	Increase	2005	2006(1)	Increase	2005

Product revenues	$829.2	225.2%	$255.0	$1,636.2	240.4%	$480.6
Service revenues	10.4	NM	0.8	20.2	NM	1.4
Total Specialty revenues	839.6	228.2%	255.8	1,656.4	243.7%	482.0
Cost of Specialty revenues	785.1	227.7%	239.6	1,546.9	242.7%	451.4
Specialty gross profit	54.5	236.4%	16.2	109.5	257.8%	30.6
Specialty SG&A expenses	36.6	341.0%	8.3	72.0	355.7%	15.8
Specialty operating income	$17.9	126.6%	$7.9	$37.5	153.4%	$14.8
NM-Not Meaningful

(1) Includes the acquisition of Priority effective October 14, 2005.

As noted above, we acquired Priority on October 14, 2005, and it is included with CuraScript as part of our Specialty segment. As a result of the consolidation of operations and systems integration, the results of operations for the legacy entities are no longer distinguishable.

Due to the acquisition of Priority, the increased Specialty penetration into the PBM books of business and to a lesser extent the growth of the legacy CuraScript business, the following increases occurred:

•	Specialty revenues increased $583.8 million, or 228.2%, and $1,174.4 million, or 243.7%, respectively, for the three and six months ended June 30, 2006 over the same periods of 2005.
•
Cost of Specialty revenues increased $545.5 million, or 227.7%, and $1,095.5 million, or 242.7%, respectively, in the three and six months ended June 30, 2006 over the same periods of 2005. This reflects the increase in revenues as discussed above as well as integration costs.

•	Specialty gross profit increased $38.3 million, or 236.4%, and $78.9 million, or 257.8%, respectively, for the three and six months ended June 30, 2006 as compared to the same periods of 2005.

SG&A for our Specialty segment increased $28.3 million, or 341.0%, and $56.2 million, or 355.7%, respectively, for the three and six months ended June 30, 2006 as compared to the same periods of 2005, primarily due to the acquisition of Priority. The remaining increase is due to the growth in the Specialty segment.

Specialty operating income increased $10.0 million, or 126.6%, and $22.7 million, or 153.4%, respectively, for the three and six months ended June 30, 2006 as compared to the same periods of 2005, based on the factors described above. In addition, Specialty operating income was affected by investments we are making in our specialty infrastructure, including the closure of unprofitable infusion sites, and system and other integration activities.

PBS OPERATING INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2006	(Decrease)	2005	2006	(Decrease)	2005

Product revenues	$30.5	(27.0%)	$41.8	$60.2	(22.0%)	$77.2
Service revenues	22.6	(19.0%)	27.9	49.5	(12.2%)	56.4
Total PBS revenues	53.1	(23.8%)	69.7	109.7	(17.9%)	133.6
PBS cost of revenues	44.9	(20.4%)	56.4	92.2	(15.1%)	108.6
PBS Gross Profit	8.2	(38.3%)	13.3	17.5	(30.0%)	25.0
PBS SG&A expense	4.1	(8.9%)	4.5	8.3	(6.7%)	8.9
PBS operating income	$4.1	(53.4%)	$8.8	$9.2	(42.9%)	$16.1

PBS product revenues decreased $11.3 million, or 27.0%, and $17.0 million, or 22.0%, respectively, in the three and six months ended June 30, 2006 from the same periods of 2005. This is mainly due to fewer Patient Assistance Program shipments and other activities as patients have shifted to the government funded benefit, Medicare Part D. PBS service revenues decreased $5.3 million, or 19.0%, and $6.9 million, or 12.2%, respectively, in the three and six months ended June 30, 2006 from the same periods for 2005. These decreases reflect client attrition and the impact of Medicare Part D on our Patient Assistance Programs.

In addition, these factors also decreased cost of PBS revenues, PBS gross profit, PBS SG&A, and PBS operating income.

OTHER (EXPENSE) INCOME

In February 2001, we entered into an agreement with AdvancePCS (now owned by CareMark, Inc.) and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have invested approximately $20.0 million in the joint venture. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the three and six months ended June 30, 2006 was $0.3 million ($0.2 million, net of tax) and $0.8 million ($0.5 million, net of tax), respectively, compared to $0.6 million ($0.4 million, net of tax) and $1.3 million ($0.9 million, net of tax) for the same periods of 2005.

For the three and six months ended June 30, 2006, net interest expense increased $17.5 million, or 795.5%, and $29.9 million, or 564.2%, respectively, as compared to the same periods in 2005, resulting from the refinancing of our entire credit facility during the fourth quarter of 2005 (see “—Bank Credit Facility”).

PROVISION FOR INCOME TAXES

Our effective tax rate increased to 37.5% for the three and six months ended June 30, 2006, as compared to 29.9% and 33.1% for the same periods of 2005. The increase in effective tax rate for the three and six months ended June 30, 2006 is primarily due to a non-recurring net tax benefit of $11.0 million recorded in the second quarter of 2005 relating to a change in the apportionment of our income for state income tax purposes.

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended June 30, 2006 increased $5.8 million, or 5.7%, over the same period of 2005. Net income increased $25.2 million, or 13.5%, for the six months ended June 30, 2006 over the same period of 2005.

Basic and diluted earnings per share increased 10.1% and 10.3%, respectively, for the three months ended June 30, 2006 over the same period of 2005. For the six months ended June 30, 2006, basic and diluted earnings per share increased 16.5% and 16.0%, respectively, over the six months ended June 30, 2005. This increase is partially due to the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 9.5 million shares in the second quarter of 2006 (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the six months ended June 30, 2006, net cash provided by operations decreased $122.6 million to $193.8 million from $316.4 million during the six months ended June 30, 2005. This decrease is due to several factors:

•
The $175.8 million decrease in claims and rebates payable (which is a use of cash) was only partially offset by a $121.3 million decrease in accounts receivable (which is a source of cash) resulting in a net $54.5 million use of cash in the first six months of 2006. This net decrease is partially due to the timing of collections and disbursements surrounding the end of 2005 which resulted in positive cash flows occurring in the fourth quarter of 2005 instead of 2006. The decrease is also a result of lower claim volumes. We manage our business to operate with negative net working capital. As a result, when we experience a reduction in claim volume, our negative net working position will decline as well, resulting in a use of cash. We expect cash flows to return to historical levels in the third and fourth quarters of 2006.

•
The decrease in other current liabilities in the first six months of 2006 reduced operating cash flows by approximately $50.0 million, partially due to the payout of management incentive bonuses in the first quarter of 2006, as well as the timing of payments to vendors.

•
As a result of the adoption of FAS 123R on January 1, 2006, tax benefits from the exercise of stock options are now classified as financing cash flows, rather than operating cash flows. In the six months ended June 30, 2005, cash flow from operating activities included a cash inflow of $14.0 million related to tax benefits from the exercise of stock options. This reconciliation will continue throughout 2006.

•
These decreases were partially offset by other positive changes in certain working capital components as well as increases in earnings and in depreciation and amortization as a result of the Priority acquisition in the fourth quarter of 2005.

Capital expenditures for the six months ended June 30, 2006 increased $2.8 million, or 15.6%, as compared to the same period of 2005. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the services we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996. In May 2006, our Board of Directors authorized a 10.0 million share increase to the existing program, which increased total authorized shares to 48.0 million.  There is no limit on the duration of the program. During the three months ended June 30, 2006, we used internally generated cash, as well as borrowings under our revolver, to repurchase 9.5 million shares for $707.7 million, bringing the total amount repurchased to 39.4 million as of June 30, 2006. Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

CHANGES IN BUSINESS

On October 14, 2005, we acquired the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion. The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority. Priority, headquartered in Lake Mary, Florida, was among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005. This acquisition is expected to enhance our Specialty business. The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in term loans under a new credit facility which replaced our prior credit facility. As a result of this refinancing, we wrote-off approximately $3.6 million in deferred financing fees relating to our prior credit facility in the fourth quarter of 2005.

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

BANK CREDIT FACILITY

In October 2005, we refinanced our entire credit facility with a $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility. The revolving credit facility ($285.0 million of which was outstanding as of June 30, 2006) is available for general corporate purposes. During the second quarter of 2006, we made scheduled payments on our Term A loan totaling $40.0 million. We had net borrowings of $285.0 million under our revolving credit facility during the second quarter of 2006, primarily used to repurchase 9.5 million treasury shares in the second quarter of 2006 (see “—Stock Repurchase Program”).

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

At June 30, 2006, the weighted average interest rate on the facility was 5.81%. Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At June 30, 2006, we were in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS

The following table sets forth our schedule of maturities of our long-term debt and future minimum lease payments due under noncancellable operating leases as of June 30, 2006 (in millions):

	Payments Due by Period as of June 30,
Contractual obligations	Total	2006	2007 - 2008	2009 - 2010	After 2010

Long-term debt	$1,715.4	$30.0	$440.1	$1,245.1	$0.2
Future minimum lease payments (1)	125.6	15.8	50.1	19.5	40.2

Total contractual cash Obligations	$1,841.0	$45.8	$490.2	$1,264.6	$40.4

(1) In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia. At June 30, 2006, our lease obligation is $13.5 million. In accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2006, we had $1,519.5 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $15.2 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

Item 4.    Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.

During the second quarter ended June 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits that purport to be class actions. Each case seeks damages in an unspecified amount and many cases also seek injunctive relief. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may recover. In addition, we are the subject of several governmental investigations described in our prior filings with the SEC. Such investigations could result in civil damages, criminal penalties, or other sanctions, the nature and amount of which we cannot currently estimate. We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material effect on our financial results. The following developments have occurred since the filing of our last 10-Q:

•
Jerry Beeman, et al. v. Caremark, et al. (Cause No. 021327, United States District Court for the Central District of California). On December 12, 2002, we were served with a complaint against us and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. On June 2, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case to the district court.

•
People of the State of New York, et al v. Express Scripts, Inc. (Cause No. 4669-04, Supreme Court of the State of New York, County of Albany). On July 25, 2006, our motion to dismiss this case was granted in part and denied in part. Specifically, the State’s claims based on allegations of breach of fiduciary duty, negligent misrepresentation and violations of the State’s Education Law were dismissed in their entirety. Portions of the State’s claims alleging violations of the State’s General Business Law Section 349 were also dismissed because of the running of the applicable statute of limitations. We anticipate that discovery will now commence with respect to the remaining claims in the case.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended June 30, 2006 (share data in millions):

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

4/1/2006 - 4/30/2006	-	$ -	-	8.1
5/1/2006 - 5/31/2006	8.9	74.56	8.9	9.2
6/1/2006 - 6/30/2006	0.6	73.65	0.6	8.6
2006 Total	9.5	$ 74.50	9.5

We have a stock repurchase program, originally announced on October 25, 1996. In May 2006, our Board of Directors authorized a 10.0 million share increase to the existing program, which increased total authorized shares to 48.0 million. There is no limit on the duration of the program. During the three months ended June 30, 2006, we used internally generated cash, as well as borrowings under our revolver, to repurchase 9.5 million shares for $707.7 million, bringing the total amount repurchased to 39.4 million as of June 30, 2006. Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)   The Company's annual meeting of stockholders was held on May 24, 2006.

(b)   The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified: Gary G. Benanav, Frank J. Borelli, Maura C. Breen, Nicholas LaHowchic, Thomas P. Mac Mahon, John O. Parker, Jr., George Paz, Samuel K. Skinner, Seymour Sternberg, Barrett A. Toan, and Howard L. Waltman.

(c)    The stockholder vote for each director was as follows:

	Votes	Votes
	Cast for	Withheld
Gary G. Benanav	127,914,481	1,482,142
Frank J. Borelli	126,860,924	2,535,699
Maura C. Breen	128,002,901	1,393,722
Nicholas LaHowchic	127,998,543	1,398,080
Thomas P. Mac Mahon	127,981,554	1,415,069
John O. Parker, Jr.	126,986,085	2,410,538
George Paz	121,466,609	7,930,014
Samuel K. Skinner	118,719,306	10,677,317
Seymour Sternberg	116,043,744	13,352,879
Barrett A. Toan	120,131,616	9,265,007
Howard L. Waltman	115,254,409	14,142,214

The stockholders also voted to:

i) approve and ratify an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 275,000,000 to 650,000,000 shares (100,931,950 affirmative votes; 26,837,298 negative votes; 1,627,374 abstention votes);

ii) approve and ratify the Express Scripts, Inc. 2000 Long Term Incentive Plan, as amended (99,400,809 affirmative votes; 15,198,047 negative votes; 782,664 abstention votes; and 14,015,103 broker non-votes);

iii) ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accountants for 2006 (128,337,152 affirmative votes; 238,857 negative votes; 820,614 abstention votes).

Item 6.    Exhibits

(a)    See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: July 26, 2006                            By:       /s/ George Paz
George Paz, Chairman, President and Chief Executive
                        Officer

Date: July 26, 2006                            By:       /s/ Edward Stiften
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

3.3[2]	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 24, 2006.
3.4	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the “Registration Statement”).
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

10. 1[2,3]	Form of Performance Share Award Agreement under the Express Scripts, Inc. 2000 Long-Term Incentive Plan.
10. 2[3]	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 18, 2006.
10. 3[3]
Form of Executive Employment Agreement entered into between the Company and certain key executives, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2006.

31.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.
3	Management contract or compensatory plan or arrangement.