Form 10-Q
period 2006-09-30
EXPRESS SCRIPTS INC
filed 2006-10-24
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
13900 Riverport Dr., Maryland Heights, Missouri (Address of principal executive offices)	63043 (Zip Code)

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
Large accelerated filer [X]       Accelerated filer [ ]         Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes              No   X

Common stock outstanding as of September 30, 2006:	135,437,000	Shares

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities - (Not Applicable)

Item 4.     Submission of Matters to a Vote of Security Holders - (Not Applicable)

Item 5.     Other Information - (Not Applicable)

Item 6.     Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	September 30,	December 31,
(in millions, except share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$68.1	$477.9
Receivables, net	1,298.3	1,393.2
Inventories	271.4	273.4
Deferred taxes	62.8	53.1
Prepaid expenses and other current assets	25.3	59.8
Total current assets	1,725.9	2,257.4
Property and equipment, net	189.8	201.3
Goodwill, net	2,686.8	2,700.1
Other intangible assets, net	389.5	303.3
Other assets	31.4	31.4
Total assets	$5,023.4	$5,493.5

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,201.1	$1,380.0
Accounts payable	595.6	596.5
Accrued expenses	376.0	308.7
Current maturities of long-term debt	150.0	110.0
Total current liabilities	2,322.7	2,395.2
Long-term debt	1,480.4	1,400.5
Other liabilities	249.6	233.0
Total liabilities	4,052.7	4,028.7

Stockholders’ Equity:
Preferred Stock, $0.01 par value per share, 5,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common Stock, 650,000,000 and 275,000,000 shares authorized, respectively, $0.01 par value;
shares issued: 159,439,000 and 159,499,000, respectively;
shares outstanding: 135,437,000 and 145,993,000, respectively	1.6	1.6
Additional paid-in capital	524.2	473.5
Unearned compensation under employee compensation plans	(29.6)	(5.8)
Accumulated other comprehensive income	12.4	9.8
Retained earnings	1,870.0	1,542.8
	2,378.6	2,021.9
Common Stock in treasury at cost, 24,002,000 and 13,506,000
shares, respectively	(1,407.9)	(557.1)
Total stockholders’ equity	970.7	1,464.8
Total liabilities and stockholders’ equity	$5,023.4	$5,493.5

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2006	2005	2006	2005

Revenues [1]	$4,330.2	$3,847.6	$13,131.3	$11,631.0
Cost of revenues [1]	3,955.9	3,554.4	12,048.8	10,796.1
Gross profit	374.3	293.2	1,082.5	834.9
Selling, general and administrative	168.6	132.1	500.8	387.1
Operating income	205.7	161.1	581.7	447.8
Other (expense) income:
Undistributed loss from joint venture	(0.4)	(0.6)	(1.2)	(1.9)
Interest income	2.3	3.5	11.3	7.6
Interest expense	(26.4)	(5.1)	(70.6)	(14.5)
	(24.5)	(2.2)	(60.5)	(8.8)
Income before income taxes	181.2	158.9	521.2	439.0
Provision for income taxes	66.5	57.2	194.0	150.0
Net income	$114.7	$101.7	$327.2	$289.0

Basic earnings per share:	$0.84	$0.70	$2.32	$1.96

Weighted average number of common shares
Outstanding during the period - Basic EPS	136.1	146.3	141.2	147.3

Diluted earnings per share:	$0.83	$0.68	$2.28	$1.93

Weighted average number of common shares
Outstanding during the period - Diluted EPS	138.2	148.9	143.5	149.7

1  Excludes estimated retail pharmacy co-payments of $942.8 and $1,413.3 million for the three months ended September 30, 2006 and 2005, respectively, and $3,209.2 and $4,357.2 for the nine months ended September 30, 2006 and 2005, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

   See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2005	159.5	$1.6	$473.5	$(5.8)	$9.8	$1,542.8	$(557.1)	$1,464.8
Comprehensive income:
Net income	-	-	-	-	-	327.2	-	327.2
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	-	2.6	-	-	2.6
Comprehensive income	-	-	-	-	2.6	327.2	-	329.8
Treasury stock acquired	-	-	-	-	-	-	(906.8)	(906.8)
Changes in stockholders’ equity
related to employee stock plans	(0.1)	-	50.7	(23.8)	-	-	56.0	82.9
Balance at September 30, 2006	159.4	$1.6	$524.2	$(29.6)	$12.4	$1,870.0	$(1,407.9)	$970.7

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
(in millions)	2006	2005
Cash flows from operating activities:
Net income	$327.2	$289.0
Adjustments to reconcile net income to net cash
provided by operating activities, excluding
the effect of the acquisition:
Depreciation and amortization	75.7	59.6
Non-cash adjustments to net income	44.4	27.5
Tax benefit relating to employee stock compensation	-	28.4
Net changes in operating assets and liabilities	(94.7)	126.6
Net cash provided by operating activities	352.6	531.1

Cash flows from investing activities:
Purchases of property and equipment	(38.2)	(34.2)
Other	0.1	(0.3)
Net cash used in investing activities	(38.1)	(34.5)

Cash flows from financing activities:
Repayment of long-term debt	(80.1)	(16.6)
Proceeds from (repayment of) revolving credit line, net	200.0	(50.0)
Tax benefit relating to employee stock compensation	33.0	-
Treasury stock acquired	(906.8)	(219.9)
Net proceeds from employee stock plans	28.5	28.5
Net cash used in financing activities	(725.4)	(258.0)

Effect of foreign currency translation adjustment	1.1	0.4

Net (decrease) increase in cash and cash equivalents	(409.8)	239.0
Cash and cash equivalents at beginning of period	477.9	166.1
Cash and cash equivalents at end of period	$68.1	$405.1
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

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2006, the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2006, and the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

REVENUE RECOGNITION

Revenues from our pharmacy benefit management (“PBM”) segment are earned by dispensing prescriptions from our home delivery pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs (see also “— Rebate Accounting”).

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. We have no information regarding actual co-payments collected. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $0.9 billion and $1.4 billion for the three months ended September 30, 2006 and 2005, respectively, and $3.2 billion and $4.4 billion for the nine months ended September 30, 2006 and 2005, respectively, are excluded from revenues and cost of revenues. Many of our clients’ members who previously participated in higher copayment discount programs have transitioned to Medicare Part D programs in 2006. As a result, retail pharmacy copayments decreased in the three and nine months ended September 30, 2006 as compared to the same periods of 2005.

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

Revenues from our Specialty and Ancillary Services Segment ("SAAS") which consists of our previously reported specialty line of business (“Specialty”) and Pharma Business Solutions (“PBS”) line of business, are earned in a variety of ways. Revenues are earned from providing medications/pharmaceuticals for diseases that rely upon high-cost injectible, infused, oral, or inhaled drugs which have sensitive handling and storage needs, the distribution of pharmaceuticals and medical supplies to providers and clinics, third-party logistics services for contracted pharmaceutical manufacturer clients, fertility services to providers and patients and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions. These revenues are recognized at the point of shipment. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.

Revenues are also derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network, the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low-income patients, sample fulfillment and sample accountability services. Revenues also include administrative fees received from pharmaceutical manufacturers for dispensing or distributing consigned pharmaceuticals requiring special handling or packaging and administrative fees for verification of practitioner licensure and distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $129.0 million and $170.5 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at September 30, 2006 and December 31, 2005, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been defeased. No overdraft or unsecured short-term loan exists in relation to these negative balances.

RECEIVABLES

Based on our revenue recognition policies discussed above, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing.

As of September 30, 2006 and December 31, 2005, unbilled receivables were $665.6 million and $686.0 million, respectively. Unbilled receivables are billed to clients typically within 30 days of the transaction date based on the contractual billing schedule agreed upon with the client.

Included in receivables, net, as of September 30, 2006 and December 31, 2005, is an allowance for doubtful accounts of $72.8 million and $57.9 million, respectively. This increase is primarily due to a one-time adjustment to the allowance for doubtful accounts in our SAAS segment in the third quarter of 2006, specifically related to the legacy Priority Healthcare Corporation (“Priority”) business. The majority of this adjustment resulted in an increase of goodwill as the allowance related to pre-acquisition accounts receivable (see Note 2).

IMPAIRMENT OF LONG- LIVED ASSETS

We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No impairments existed as of September 30, 2006 and December 31, 2005.

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

Grant-date fair value of stock options and “stock-settled” stock appreciation rights (“SSRs”) is estimated using a Black-Scholes valuation model. Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at the time of vesting. Forfeitures are estimated based on historical experience. We use an accelerated method of recognizing compensation cost for awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those grants that vest over three years. The majority of our stock-based awards have three-year vesting.

See Note 5 for more information regarding stock-based compensation.

NEW ACCOUNTING GUIDANCE

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48.   At this time, we believe we have properly and adequately provided for all income tax positions.

Note 2 - Changes in business

On October 14, 2005, we acquired the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion. The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority. Priority, headquartered in Lake Mary, Florida, was among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the nine months ended July 2, 2005. The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in term loans under a new credit facility which replaced our prior credit facility.

The following table summarizes the estimated fair values of the Priority assets acquired and liabilities assumed at the date of acquisition (in millions). The adjustments made to these fair values since December 31, 2005 consist of an increase in accounts receivable reserves, a revaluation of customer relationship intangibles, and an increase in current liabilities.

As of September 30, 2006
Current assets	$501.0
Property and equipment	23.7
Goodwill	976.9
Other identifiable intangible assets	203.0
Other assets	0.7

Total assets acquired	1,705.3

Current liabilities	351.5
Deferred tax liabilities	37.2

Total liabilities assumed	388.7

Net Assets Acquired	$1,316.6

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Total revenues	$4,352.0	$13,125.3
Net income	96.1	286.5

Basic earnings per share	0.66	1.95
Diluted earnings per share	0.64	1.91

Note 3 - Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in millions).

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM	$1,510.1	$107.2	$1,509.0	$107.0
SAAS(1)	1,283.9	-	1,298.1	-
	$2,794.0	$107.2	$2,807.1	$107.0

Other intangible assets
PBM(2)
Customer relationships	$244.4	$82.3	$265.4	$94.5
Other	61.7	47.0	72.8	52.2
	306.1	129.3	338.2	146.7

SAAS
Customer relationships (1)	231.5	25.9	114.7	10.9
Other (1)	9.9	2.8	9.9	1.9
	241.4	28.7	124.6	12.8
Total other intangible assets	$547.5	$158.0	$462.8	$159.5

 (1)   As a result of our acquisition of the capital stock of Priority in October 2005, we recorded goodwill, customer relationships, trade names, and other intangible assets of $976.9 million, $198.7 million, $2.4 million, and $1.9 million, respectively (See Note 2). Final adjustments were made to the purchase price allocation in the third quarter of 2006.
(2)    Changes in other intangible assets are a result of the write-off of fully-amortized contractual assets, consisting of non-compete agreements and customer contracts, that are no longer in effect.

The aggregate amount of amortization expense of other intangible assets was $9.8 million and $7.4 million for the three months ended September 30, 2006 and 2005, respectively, and $29.3 million and $22.3 million for the nine months ended September 30, 2006 and 2005, respectively. The future aggregate amount of amortization expense of other intangible assets is approximately $10.7 million for the remainder of 2006, $39.3 million for 2007, $35.9 million for 2008, $34.9 million for 2009, and $33.7 million for 2010. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 16 years for customer contracts and four years for other intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted average number of common shares
outstanding during the period - Basic EPS(1)	136.1	146.3	141.2	147.3
Dilutive common stock equivalents:
Outstanding stock options, SSRs,
restricted stock units, and executive
deferred compensation units(2)	2.1	2.6	2.3	2.4
Weighted average number of common shares
outstanding during the period - Diluted EPS(1)	138.2	148.9	143.5	149.7

(1)
The decrease in weighted average number of common shares outstanding during the period for Basic and Diluted EPS resulted from 2.5 million and 12.0 million treasury shares repurchased in the three and nine months ended September 30, 2006.

(2)	Excludes SSRs of 0.9 million for the three and nine months ended September 30, 2006. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.” Certain stock-based awards were outstanding during the three and nine months ended September 30, 2006 and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for those periods because they were anti-dilutive.

Note 5 - Stock-based compensation plans

Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock and performance share awards. As of September 30, 2006, approximately 8.8 million shares of our Common Stock are available for issuance under our current plan. Awards are typically settled using treasury shares. The maximum contractual term of stock options and SSRs granted under our current plan is 10 years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the nine months ended September 30, 2006, we granted to certain officers and employees approximately 46,000 performance share awards with a fair market value of $87.27 per share. The performance share awards cliff vest at the end of three years. The number of shares that ultimately vest is dependent upon achieving specific performance targets. All performance share awards are non-vested as of September 30, 2006. We also granted 902,000 SSRs and 25,000 stock options with a weighted average Black-Scholes value of $28.61 per share. The SSRs and stock options have three-year graded vesting.

During the nine months ended September 30, 2006, we also granted to certain officers and employees approximately 82,000 restricted shares of Common Stock with a fair market value of $85.34 per share. These shares have three-year graded vesting. The total number of non-vested restricted stock awards was 284,000 at September 30, 2006 and 449,000 at December 31, 2005.

        The following table presents amounts related to stock-based compensation:

(in millions, except per share data)	SSRs and Stock Options	Restricted Stock and Performance Shares
Three months ended September 30, 2006
Stock-based compensation:
Expense, pre-tax	$5.1	$1.5
Expense, after tax	3.2	0.9
Expense per diluted share	$0.02	$0.01

Nine months ended September 30, 2006
Stock-based compensation:
Expense, pre-tax	$15.2	$5.5
Expense, after tax	9.5	3.4
Expense per diluted share	$0.06	$0.02

As of September 30, 2006
Unamortized portion(1)	$20.6	$8.8

(1) As of September 30, 2006 we have $0.2 million of unearned compensation related to unvested shares that are part of our deferred compensation plan.

The weighted average remaining recognition period for SSRs and stock options is 1.2 years, and for restricted stock and performance shares is 2.0 years.

As a result of the adoption of FAS 123R, we now classify the tax benefit from the exercise of stock options as a financing cash inflow. For the nine months ended September 30, 2006, the tax benefit related to employee stock compensation was $33.0 million. Prior to the adoption of FAS 123R, the tax benefit from the exercise of stock options was classified as an inflow from operating activities and under the modified prospective method, prior periods are not restated to reflect the adoption of FAS 123R.

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

Had compensation cost for our stock-based compensation plans been determined based on the fair value method required by FAS 123R, net earnings and earnings per share would have been reduced as shown in the following table:

	Three Months Ended	Nine Months Ended
(in millions, except per share data)	September 30, 2005	September 30, 2005

Net income, as reported	$101.7	$289.0
Plus: Employee stock-based compensation expense
included in reported net earnings, net of related
tax effects	1.2	5.7
Less: Employee stock-based compensation expense
determined using fair-value based method for
stock-based awards, net of tax	(3.5)	(13.9)
Pro forma net income	$99.4	$280.8

Basic earnings per share
As reported	$0.70	$1.96
Pro forma	0.67	1.91

Diluted earnings per share
As reported	$0.68	$1.93
Pro forma	0.66	1.87

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	5.0% - 5.3%	3.9%-4.1%	4.6% - 5.3%	3.5%-4.1%
Expected volatility of stock	32%-34%	36%	32%-34%	36%-40%
Expected dividend yield	None	None	None	None

A summary of the status of stock options and SSRs as of September 30, 2006 and changes during the nine months ended September 30, 2006 are presented below.

	Nine Months Ended
	September 30, 2006
(share data in millions)	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	6.3	$28.21
Granted	0.9	$85.89
Exercised	(1.5)	$21.25
Forfeited/Cancelled	(0.1)	$49.89
Outstanding at end of period	5.6	$38.90

Awards exercisable at period end	3.1	$24.62
Weighted-average fair value of options granted during the year	$28.61

A summary of the status of restricted stock and performance shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 are presented below.

	Nine Months Ended
	September 30, 2006
(share data in millions)	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	0.4	$35.36
Granted	0.1	$86.03
Released	(0.2)	$32.39
Forfeited/Cancelled	-	-
Outstanding at end of period	0.3	$53.14

    At September 30, 2006, the weighted-average remaining contractual lives of stock options outstanding and stock options exercisable were 4.6 years and 3.8 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $203.7 million and $159.1 million, respectively. Cash proceeds, tax benefits, fair value of vested shares and intrinsic value related to total stock options exercised and restricted shares vested during the three and nine months ended September 30, 2006 and 2005 are provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Proceeds from stock options exercised	$7.9	$14.5	$31.0	$31.8
Tax benefit related to employee stock compensation	5.5	14.4	33.0	28.4
Fair value of vested restricted shares	-	-	19.7	16.3
Cash received for tax withholding upon vesting of restricted stock	-	-	0.5	1.9
Intrinsic value of stock options exercised	14.5	36.8	92.3	62.0

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

Note 7 - Segment reporting

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Our SAAS segment includes the Specialty operations of CuraScript, and our Specialty Distribution Services (“SDS”) and Phoenix Marketing Group LLC (“PMG”) service lines. Prior to the third quarter of 2006, SDS and PMG were included in a separate Pharma Business Solutions (“PBS”) segment. During the third quarter, the operations of the Specialty business and the Pharma Business Solutions (“PBS”) unit were combined in order to capture the natural synergies between these two businesses, which share common products and customers. Accordingly, these two businesses are now combined into one reporting segment labeled, Specialty and Ancillary Services. Prior period data has been reclassified to reflect the change in our operating and reporting segments.

        We have reclassified certain amounts deemed immaterial between PBM revenue and PBM cost of revenue.  There is no effect on consolitdated gross profit.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three and nine months ended September 30, 2006 and 2005:

(in millions)	PBM	SAAS	Total
Three months ended September 30, 2006
Product revenues
Network revenues	$2,159.3	$-	$2,159.3
Home delivery revenues	1,265.3	-	1,265.3
Other revenues	-	834.0	834.0
Service revenues	40.5	31.1	71.6
Total revenues	3,465.1	865.1	4,330.2

Depreciation and amortization expense	14.7	9.1	23.8

Operating income	194.0	11.7	205.7
Undistributed loss from joint venture			(0.4)
Interest income			2.3
Interest expense			(26.4)
Income before income taxes			181.2
Capital expenditures	12.9	4.6	17.5

(in millions)	PBM	SAAS	Total
Three months ended September 30, 2005
Product revenue:
Network revenues	$2,207.0	$-	$2,207.0
Home delivery revenues	1,245.6	-	1,245.6
Other revenues	-	317.8	317.8
Service revenues	38.6	38.6	77.2
Total revenues	3,491.2	356.4	3,847.6

Depreciation and amortization expense	17.3	3.0	20.3

Operating income	138.4	22.7	161.1
Undistributed loss from joint venture			(0.6)
Interest income			3.5
Interest expense			(5.1)
Income before income taxes			158.9
Capital expenditures	12.3	4.0	16.3

Nine months ended September 30, 2006
Product revenues
Network revenues	$6,484.3	$-	$6,484.3
Home delivery revenues	3,894.2	-	3,894.2
Other revenues	-	2,530.5	2,530.5
Service revenues	121.6	100.7	222.3
Total revenues	10,500.1	2,631.2	13,131.3

Depreciation and amortization expense	47.8	27.9	75.7

Operating income	522.1	59.6	581.7
Undistributed loss from joint venture			(1.2)
Interest income			11.3
Interest expense			(70.6)
Income before income taxes			521.2
Capital expenditures	27.6	10.6	38.2

(in millions)	PBM	SAAS	Totals
Nine months ended September 30, 2005
Product revenue:
Network revenues	$6,833.0	$-	$6,833.0
Home delivery revenues	3,715.3	-	3,715.3
Other revenues	-	875.6	875.6
Service revenues	110.7	96.4	207.1
Total revenues	10,659.0	972.0	11,631.0

Depreciation and amortization expense	50.8	8.8	59.6

Operating income	394.2	53.6	447.8
Undistributed loss from joint venture			(1.9)
Interest income			7.6
Interest expense			(14.5)
Income before income taxes			439.0
Capital expenditures	23.6	10.6	34.2

As of September 30, 2006
Total assets	$2,666.3	$2,357.1	$5,023.4
Investment in equity method investees	0.2	2.6	2.8

As of December 31, 2005
Total assets	$3,255.5	$2,238.0	$5,493.5
Investment in equity method investees	0.8	2.8	3.6

PBM product revenue consists of revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. SAAS product revenues consist of distribution of certain specialty drugs and certain specialty distribution activities, including sample card programs. PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs and informed decision counseling services. SAAS service revenue includes revenues from certain specialty distribution services, and sample distribution and accountability services.

Revenues earned by our Canadian PBM totaled $9.3 million and $7.7 million for the three months ended September 30, 2006 and 2005, respectively, and $27.4 million and $22.8 million for the nine months ended September 30, 2006 and 2005, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets and goodwill) totaled $39.4 million and $37.5 million as of September 30, 2006 and December 31, 2005, respectively. All other long-lived assets are domiciled in the United States.

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

•	changes in average wholesale prices (“AWP”), which could reduce prices and margins, including the impact of a proposed settlement in a class action case involving First DataBank, an AWP reporting service
•	uncertainties regarding the implementation of the Medicare Part D prescription drug benefit, including the financial impact to us to the extent that we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, and increased regulatory risk
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

OVERVIEW

As one of the largest full-service pharmacy benefit management (“PBM”) companies we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our integrated PBM services include network claims processing, home delivery services, benefit design consultation, drug utilization review, formulary management, disease management, and drug data analysis services. We provide specialty services (“Specialty”), including patient care and direct specialty home delivery to patients; distribution of infusion drugs to patient homes, physician offices, and infusion centers; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharmaceutical manufacturer clients; fertility services to providers and patients; and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions. Specialty does not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks; these prescriptions are reflected in PBM network revenues. We also provide services  which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure.

We report two segments: PBM and Specialty and Ancillary Services ("SAAS") (see “—Results of Operations”).  Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated by our PBM and SAAS segments represented 98.3% of revenues for the three and nine months ended September 30, 2006, respectively, as compared to 98.0% and 98.2% for the three and nine months ended September 30, 2005.

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

Our business model is built around the alignment of key components of our business model with the financial interests of our clients and members in making the use of prescription drugs safer and more affordable. The improvement in our consolidated results of operations in the nine months ended September 30, 2006 over the same period of 2005 was primarily driven by factors which also reduce pharmacy trends for our clients. In the nine months ended September 30, 2006, we benefited from higher generic utilization (57.0% in the nine months ended September 30, 2006 compared to 54.4% in the same period of 2005), better management of ingredient costs (resulting from renegotiation of certain supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs) and increased home delivery volume. In addition, our results of operations in the nine months ended September 30, 2006 improved over the same period of 2005 as a result of increased workforce efficiencies and the consolidation of certain of our facilities. These positive trends were partially offset by a decrease in network claims volume due to client attrition in the first nine months of 2006. We believe the positive impact resulting from increased generic usage, productivity improvements, and increased home delivery volume will continue to generate improvement in our results of operations in the future.
Current results of operations for our SAAS segment were negatively affected by the migration of members from our Patient Assistance Programs to the Medicare Part D program, by margin declines in our core specialty and distribution business units and by integration expenses. We do, however, anticipate sequential growth in SAAS operating income due to various contributing factors including new business that will begin in the fourth quarter, seasonality improvements, and a further focus on reduction in expenses. We believe that the infrastructure investments made during integration, the management and reporting changes implemented in the third quarter, and our improved success in being awarded specialty products in limited and exclusive networks position us to capitalize on the growth opportunities in the specialty marketplace.

RECENT DEVELOPMENTS

      The case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), is a civil class action case brought against one of several companies that report data on prescription drug prices, including “average wholesale price,” or AWP. As part of a proposed settlement in the case First DataBank (“FDB”) has agreed to reduce the reported AWP of over 8,000 specific pharmaceutical products by four percent. At this time the proposed settlement has received neither preliminary nor final court approval. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes.

Our contracts with our retail pharmacy networks and with our PBM and Specialty pharmacy clients generally use AWP as a benchmark for establishing pricing for most brand drugs and certain generic drugs. We have also generally used FDB’s reported AWP in processing retail and home delivery transactions. In the absence of any mitigating action on our part, the proposed reduction in FDB’s AWP would have a material adverse effect on the margin we earn on home delivery transactions. It may also create disruption in our retail networks due to the adverse impact on AWP-based retail pharmacy pricing. However, most of our contracts with our clients and retail pharmacies contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB’s reported AWP. If the proposed settlement should become final we would exercise our contractual rights so as to mitigate as far as practicable the adverse impact to us.

Whatever the outcome of this case, we believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. We believe our business model can utilize one or more other consistently calculated benchmarks but we cannot evaluate the overall financial impact that the transition to any such alternative benchmark might have.

Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

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

•
SAAS product revenues include revenues earned through the distribution of specialty drugs to clients as well as supplies provided through the distributions business, as well as administering sample card programs for certain manufacturers. We include ingredient cost of those drug samples dispensed from retail pharmacies in our revenues and the associated costs for these sample card programs in cost of revenues.

•
SAAS service revenues include revenues earned through providing reimbursement solutions and product support to pharmaceutical manufacturers, biotechnology companies, and medical device companies, revenues derived from our group purchasing organization (“GPO”), and administrative fees for the verification of practitioner licensure and the distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

RESULTS OF OPERATIONS

We maintain a PBM segment, consisting of our domestic and Canadian PBM operations, and a SAAS segment, which consists of our specialty operations of CuraScript, Specialty Distribution Services (“SDS”) and Phoenix Marking Group LLC (“Phoenix”) service lines. Prior to the third quarter of 2006, SDS and PMG were included in a separate Pharma Business Solutions (“PBS”) segment. During the third quarter, the operations of the Specialty business and the PBS unit were combined in order to capture the natural synergies between these two businesses, which share common products and customers. Accordingly, these two businesses are now combined into one reporting segment labeled Specialty and Ancillary Services.  Prior period data has been reclassified to reflect the change in our operating and reporting segments.
      We have reclassified certain amounts deemed immaterial between PBM revenue and PBM cost of revenue. There is no effect on consolidated gross profit.

PBM OPERATING INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2006	Increase/ (Decrease)	2005	2006	Increase/ (Decrease)	2005
Product revenues
Network revenues	$2,159.3	(2.2%)	$2,207.0	$6,484.3	(5.1%)	$6,833.0
Home delivery revenues	1,265.3	1.6%	1,245.6	3,894.2	4.8%	3,715.3
Service revenues	40.5	4.9%	38.6	121.6	9.8%	110.7
Total PBM revenues	3,465.1	(0.7%)	3,491.2	10,500.1	(1.5%)	10,659.0
Cost of PBM revenues	3,145.7	(2.7%)	3,234.1	9,600.7	(3.2%)	9,915.8
PBM Gross Profit	319.4	24.2%	257.1	899.4	21.0%	743.2
PBM SG&A expenses	125.4	5.6%	118.7	377.3	8.1%	349.0
PBM operating income	$194.0	40.2%	$138.4	$522.1	32.4%	$394.2

Total adjusted PBM Claims(1)	123.8	(8.6%)	135.5	385.1	(7.4%)	415.7

(1)
PBM adjusted claims represent network claims plus home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network claims are generally 30 day claims. Excluded from the network claims are manual claims and drug formulary only claims where we only administer the clients formulary. We process approximately 2 million manual claims per year.

Network claims decreased by 12.5 million and 33.7 million claims, or 11.8% and 10.3%, respectively, in the three and nine months ended September 30, 2006 over the same periods in 2005. These decreases are primarily due to the loss of lives resulting from the attrition of several clients, including the shift to the government funded benefit, Medicare Part D. Total home delivery claims increased by 0.2 million and 1.0 million claims, or 2.2% and 3.4%, respectively, in the three and nine months ended September 30, 2006, primarily due to the increased usage of our home delivery pharmacies by members of new and existing clients. These increases were mostly offset by the client attrition as described above. On an adjusted basis, total PBM claims decreased 8.6% and 7.4% in the three and nine months ended September 30, 2006, respectively.

Product Revenues for the three months ended September 30, 2006: The $47.7 million, or 2.2%, decrease in network pharmacy revenues in the three months ended September 30, 2006 as compared to the same period of 2005 is attributable to lower claim volumes and an increase in generic penetration.  Network pharmacy revenues decreased by approximately $260.5 million due to a decrease in network claims, as described above.   Generic claims accounted for 59.7% of total network claims for the third quarter of 2006 as compared to 55.6% of total network claims for the same period of 2005, resulting in a decrease in network pharmacy revenues as generic drugs are less expensive than brand drugs.

Average revenue per network claim increased 10.9% in the third quarter of 2006 from the same period in 2005.  This increase is primarily due to inflation and a significant reduction in claim volume from members participating in discount programs with 100% co-payments who transitioned to Medicare Part D programs. For these discount programs, we do not include member copayments to retail pharmacies in revenue or cost of revenue, and as such, only report administrative fees as revenues. A reduction of these lower revenue claims from last year results in a higher average revenue per network claim this year.

The $19.7 million, or 1.6%, increase in home delivery revenues in the three months ended September 30, 2006 as compared to the same period of 2005 is attributable to higher claim volumes, partially offset by an increase in generic penetration.  The increase in volume, which accounted for an increase in revenues of approximately $27.5 million, is primarily due to the increased usage of our home delivery pharmacies by members of new and existing clients, as described above. Generic claims made up 47.1% of total home delivery claims for the third quarter of 2006 as compared to 43.4% of total network claims for the same period of 2005.  Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g. therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

Average revenue per home delivery claim remained relatively consistent in the third quarter of 2006 from the same period of 2005, decreasing slightly by 0.6%, primarily due to the increased generics usage as described above.

Product Revenues for the nine months ended September 30, 2006: The $348.7 million, or 5.1%, decrease in network pharmacy revenues in the nine months ended September 30, 2006 as compared to the same period of 2005 is attributable to lower claim volumes and an increase in generic penetration.  Network pharmacy revenues decreased by approximately $706.4 million due to a decrease in network claims, as described above.   Generic claims accounted for 58.4% of total network claims in the nine months ended September 30, 2006 as compared to 55.0% of total network claims for the same period of 2005, resulting in a decrease in network pharmacy revenues as generic drugs are less expensive than brand drugs.

Average revenue per network claim increased 5.8% in the nine months ended September 30, 2006 from the same period in 2005.  This increase is primarily due to inflation and mix changes, as discussed above.

The $178.9 million, or 4.8%, increase in home delivery revenues in the nine months ended September 30, 2006 as compared to the same period of 2005 is attributable to higher claim volumes, partially offset by an increase in generic penetration.  This increase in volume, which accounted for an increase in revenues of approximately $127.9 million, is primarily due to the increased usage of our home delivery pharmacies by members of new and existing clients, as described above. Generic claims made up 44.8% of total home delivery claims for the nine months ended September 30, 2006 from 43.4% for the same period of 2005.

Average revenue per home delivery claim increased 1.3% in the nine months ended September 30, 2006 from the same period in 2005, primarily due to inflation and a significant reduction in claim volume from members participating in discount programs with 100% co-payments who transitioned to Medicare Part D programs, as described above.

PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. The $1.9 million, or 4.9%, and $10.9 million, or 9.8%, increase in PBM service revenues in the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005 is primarily due to the growth of our Canadian PBM.

Cost of PBM revenues decreased $88.4 million, or 2.7%, and $315.1 million, or 3.2%, respectively for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 as a result of the 8.6% and 7.4% decrease in adjusted claims volume, respectively. The decreases from lower volumes were partially offset by increases in the cost of revenue per adjusted claim for the three and nine months ended September 30, 2006 of 6.4% and 4.5%, respectively, primarily from ingredient cost inflation and a significant reduction of lower revenue network claims discussed above.

PBM gross profit increased $62.3 million, or 24.2%, and $156.2 million, or 21.0%, respectively for the three and nine months ended September 30, 2006 as compared to the same periods of 2005. Client cost savings from higher home delivery volumes, the increase in the aggregate generic fill rate and better management of ingredient costs resulting from renegotiation of certain supplier contracts were only partially offset by lower network claims volumes and margin pressures arising from the current competitive environment.

PBM selling, general and administrative expenses (“SG&A”) increased $6.7 million, or 5.6% and $28.3 million, or 8.1%, respectively in the three and nine months ended September 30, 2006 as compared to the same periods of 2005. These increases are primarily due to the following:
•
Stock option expense of $5.0 million and $15.2 million recognized in the three and nine months ended September 30, 2006 due to the implementation of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment”.

•
Increased spending of $8.5 million and $18.2 million in the three and nine months ended September 30, 2006 as compared to the same periods of 2005, on costs to improve the operation and the administrative functions supporting the management of the pharmacy benefit.

PBM operating income increased $55.6 million, or 40.2%, and $127.9 million, or 32.4%, respectively for the three and nine months ended September 30, 2006 as compared to the same periods of 2005.

SAAS OPERATING INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2006(1)	Increase/ (Decrease)	2005	2006(1)	Increase/ (Decrease)	2005
Product revenues	$834.0	162.4%	$317.8	$2,530.5	189.0%	$875.6
Service revenues	31.1	(19.4%)	38.6	100.7	4.5%	96.4
Total SAAS revenues	865.1	142.7%	356.4	2,631.2	170.7%	972.0
Cost of SAAS revenues	810.2	153.0%	320.3	2,448.1	178.1%	880.3
SAAS gross profit	54.9	52.1%	36.1	183.1	99.7%	91.7
SAAS SG&A expenses	43.2	222.4%	13.4	123.5	224.1%	38.1
SAAS operating income	$11.7	(48.5%)	$22.7	$59.6	11.2%	$53.6

(1) Includes the acquisition of Priority effective October 14, 2005.

As noted above, we combined our PBS segment with our Specialty segment and formed a SAAS segment.

The acquisition of Priority in October 2005 is a primary driver of the increases in SAAS revenues, SAAS cost of revenues, and SAAS gross profit in the three and nine months ended September 30, 2006, over the same periods of 2005.

The operating income of our legacy PBS line of business declined $7.2 million and $12.9 million in the three and nine months ended September 30, 2006 from the same periods of 2005. This is mainly due to fewer Patient Assistance Program shipments and other activities as patients have shifted to the Medicare Part D program, which decreased legacy PBS operating income by $4.2 million and $7.5 million in the three and nine months ended September 30, 2006.

SG&A for our SAAS segment increased $29.8 million, or 222.4%, and $85.4 million, or 224.1%, respectively, for the three and nine months ended September 30, 2006 as compared to the same periods of 2005, primarily due to the acquisition of Priority. In addition, we incurred a one-time charge to bad debt expense of $4.0 million in the third quarter of 2006 relating to the legacy Priority business.

Other factors that impacted third quarter results include:

•	A decrease in core Specialty revenues, primarily due to a decline in sales of higher margin therapies.
•	A decrease in distribution gross margins primarily due to a manufacturer's decision to limit the wholesale distribution network for certain oncology drugs.
•	Priority integration expenses resulting from systems and site consolidations.
•	A mid-year loss of a major third-party payor in the Specialty line of business.

SAAS operating income decreased $11.0 million, or 48.5%, and increased $6.0 million, or 11.2%, respectively, for the three and nine months ended September 30, 2006 as compared to the same periods of 2005, based on the factors described above. We anticipate sequential growth in SAAS operating income due to new business beginning in the fourth quarter, a reduction in expenses, and seasonal increases.

OTHER (EXPENSE) INCOME

In February 2001, we entered into an agreement with AdvancePCS (now owned by Caremark Rx, Inc.) and Medco Health Solutions, Inc. (formerly, “Merck-Medco, L.L.C.”) to form RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. We own one-third of the equity of RxHub (as do each of the other two founders) and have invested approximately $20.0 million in the joint venture. We have recorded our investment in RxHub under the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Unaudited Consolidated Statement of Operations. Our percentage of RxHub’s loss for the three and nine months ended September 30, 2006 was $0.4 million ($0.3 million, net of tax) and $1.2 million ($0.8 million, net of tax), respectively, compared to $0.6 million ($0.4 million, net of tax) and $1.9 million ($1.3 million, net of tax) for the same periods of 2005.

For the three and nine months ended September 30, 2006, net interest expense increased $22.5 million and $52.4 million, respectively, as compared to the same periods in 2005, resulting from the refinancing of our entire credit facility during the fourth quarter of 2005 and additional borrowings under our revolver (see “—Bank Credit Facility”).

PROVISION FOR INCOME TAXES

Our effective tax rate increased to 36.7% and 37.2% for the three and nine months ended September 30, 2006, as compared to 36.0% and 34.2% for the same periods of 2005. The increase in effective tax rate for the three and nine months ended September 30, 2006 is due to a non-recurring net tax benefit recorded in 2005 primarily relating to a change in the apportionment of our income for state income tax purposes.

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended September 30, 2006 increased $13.0 million, or 12.8%, over the same period of 2005. Net income increased $38.2 million, or 13.2%, for the nine months ended September 30, 2006 over the same period of 2005.

Basic and diluted earnings per share increased 20.0% and 22.0%, respectively, for the three months ended September 30, 2006 over the same period of 2005. Basic and diluted earnings per share increased 18.4% and 18.1%, respectively, for the nine months ended September 30, 2006 over the nine months ended September 30, 2005. This increase is partially due to the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 2.5 million and 12.0 million shares in the three and nine months ended September 30, 2006 (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the nine months ended September 30, 2006, net cash provided by operations decreased $178.5 million to $352.6 million from $531.1 million during the nine months ended September 30, 2005. This decrease is due to several factors:

•
The $178.9 million decrease in claims and rebates payable (which is a use of cash) was only partially offset by a $57.3 million decrease in accounts receivable (which is a source of cash) resulting in a net $121.6 million use of cash in the first nine months of 2006. This net decrease is partially due to the timing of collections and disbursements surrounding the end of 2005 which resulted in positive cash flows occurring in the fourth quarter of 2005 instead of 2006. The decrease is also a result of lower claim volumes. We manage our business to operate with negative net working capital. As a result, when we experience a reduction in claim volume, our negative net working position will decline as well, resulting in a use of cash.

•
The decrease in other current liabilities in the first nine months of 2006 reduced operating cash flows by approximately $13.3 million, due to the payout of management incentive bonuses in the first quarter of 2006, and timing of payments to vendors, partially offset by other various increases.

•
As a result of the adoption of FAS 123R on January 1, 2006, tax benefits from the exercise of stock options are now classified as financing cash flows, rather than operating cash flows. In the nine months ended September 30, 2005, cash flow from operating activities included a cash inflow of $28.4 million related to tax benefits from the exercise of stock options. This reconciliation will continue throughout 2006.

•	These decreases were partially offset by other positive changes in certain working capital components as well as increases in earnings and in depreciation and amortization.

Capital expenditures for the nine months ended September 30, 2006 increased $4.0 million, or 11.7%, as compared to the same period of 2005. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the services we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996. In May 2006, our Board of Directors authorized a 10.0 million share increase to the existing program, which increased total authorized shares to 48.0 million. There is no limit on the duration of the program. During the three months ended September 30, 2006, we used internally generated cash, as well as borrowings under our revolver, to repurchase 2.5 million shares for $199.1 million, bringing the total amount repurchased to 41.9 million as of September 30, 2006. Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

CHANGES IN BUSINESS

On October 14, 2005, we acquired the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion. The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries into Priority. Priority, headquartered in Lake Mary, Florida, was among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the nine months ended July 2, 2005. The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in term loans under a new credit facility which replaced our prior credit facility. As a result of this refinancing, we wrote-off approximately $3.6 million in deferred financing fees relating to our prior credit facility in the fourth quarter of 2005.

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

BANK CREDIT FACILITY

In October 2005, we refinanced our entire credit facility with a $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility. The revolving credit facility ($200.0 million of which was outstanding as of September 30, 2006) is available for general corporate purposes. During the third quarter of 2006, we made no scheduled payments on our Term A loan. We made net payments of $85.0 million under our revolving credit facility during the third quarter of 2006.

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

At September 30, 2006, the weighted average interest rate on the facility was 6.01%. Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At September 30, 2006, we were in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS

The following table sets forth our schedule of maturities of our long-term debt and future minimum lease payments due under noncancellable operating leases as of September 30, 2006 (in millions):

	Payments Due by Period as of September 30,
Contractual obligations	Total	2006	2007 - 2008	2009 - 2010	After 2010

Long-term debt	$1,630.4	$30.0	$440.0	$1,160.2	$0.2
Future minimum lease payments (1)	110.9	7.0	47.4	18.7	37.8

Total contractual cash obligations	$1,741.3	$37.0	$487.4	$1,178.9	$38.0

(1) In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia. At September 30, 2006, our lease obligation is $13.5 million. In accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

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

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals (see "-Recent Developments").

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2006, we had $1,562.3 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $15.6 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

During the third quarter ended September 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We and/or our subsidiaries are defendants in a number lawsuits that purport to be class actions. Each case seeks damages in an unspecified amount. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover. In addition, we are the subject of several governmental investigations. Such investigations could result in civil damages, criminal penalties, or other sanctions, the nature and amount of which we cannot currently estimate. We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material effect on our financial results. The following developments have occurred since the filing of our last quarterly report:

•
American Federation of State, County & Municipal Employees (AFSCME) v. AdvancePCS, et al. (Cause No. BC292227, Superior Court of the State of California for the County of Los Angeles). This action was filed on March 17, 2003. The case purported to be a class action on behalf of AFSCME, its California member unions having non-ERISA health plans, and all California public employees who participate in non-ERISA health plans. The complaint alleged that certain business practices engaged in by us and other PBM defendants violated California’s Unfair Competition Law. The suit sought unspecified monetary damages and injunctive relief. A stipulated dismissal has been signed by the parties and an order of dismissal with prejudice has been entered by the court. Plaintiff dismissed its appeal with prejudice and this case is now closed.

•
North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama). This action was filed on October 1, 2003. This case purports to be a class action against us on behalf of independent pharmacies within the United States alleging that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq. Plaintiffs’ motion for class certification was granted. A motion filed by the plaintiffs in an antitrust matter against Medco and Merck in the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation requesting transfer of this case and others to the Eastern District of Pennsylvania for MDL treatment was granted.

•
Harry Silverman v. Priority Healthcare Corporation (Case No. 05-CA-1628-16-K, Circuit Court of the Eighteenth District, Seminole County, Florida). On or about August 15, 2005, a purported shareholder class action lawsuit related to the merger agreement between us and Priority Healthcare Corporation ("Priority") was filed naming Priority and each of its directors as defendants. On September 20, 2005, the parties reached an agreement in principle providing for the settlement of the lawsuit based upon additional disclosures in Priority's final proxy statement and the payment of plaintiff's fees and expenses. Final Judgment approving the settlement was entered by the Court on August 3, 2006.

•
Ronald A. Katz Technology Licensing, L.P. v. Ahold USA, Inc. et al (Case No. C6-545, United States District Court for the District of Delaware). Ronald A. Katz Technology Licensing, L.P. ("RAKTL") filed a complaint against us for infringement of 16 patents allegedly relating to interactive phone call processing. We are accused of practicing the patents in our telephone systems that allows members to order prescription refills, pay for prescriptions, access account information, and locate participating pharmacies. Plaintiff is seeking an order for an accounting of damages, damages for infringement of all patents, an injunction as to the patents that have not yet expired, treble damages for willful infringement, and attorneys' fees. Express Scripts intends to contest the action vigorously.

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

Item 1A    Risk Factors

      Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of certain risk factors in Part I, Item 1A. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

Changes in Industry Pricing Benchmarks Could Adversely Affect Our Financial Performance

       Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our PBM and Specialty pharmacy clients, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), average manufacturer price (“AMP”) and wholesale acquisition cost (“WAC”). Most of our contracts utilize the AWP standard.

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry

Specifically, in the recently announced proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a civil class action case brought against First DataBank (“FDB”), one of several companies that report data on prescription drug prices, FDB has agreed to reduce the reported AWP of certain drugs by four percent. At this time, the proposed settlement has received neither preliminary nor final court approval.  We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes.

In the absence of any mitigating action on our part, the proposed reduction in FDB’s AWP would have a material adverse effect on the margin we earn on home delivery transactions. It may also create disruption in our retail networks due to the adverse impact on AWP-based retail pharmacy pricing. However, most of our contracts with our clients and retail pharmacies contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB’s reported AWP.

        Whatever the outcome of the FDB case, we believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future.

Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended September 30, 2006 (share data in millions):

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

7/1/2006 - 7/31/2006	-	$-	-	8.6
8/1/2006 - 8/31/2006	2.5	79.65	2.5	6.1
9/1/2006 - 9/30/2006	-	-	-	6.1
2006 Total	2.5	$79.65	2.5

We have a stock repurchase program, originally announced on October 25, 1996. In May 2006, our Board of Directors authorized a 10.0 million share increase to the existing program, which increased total authorized shares to 48.0 million. There is no limit on the duration of the program. During the three months ended September 30, 2006, we used internally generated cash, as well as borrowings under our revolver, to repurchase 2.5 million shares for $199.1 million, bringing the total amount repurchased to 41.9 million as of September 30, 2006. Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

Item 6. Exhibits

(a) See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    EXPRESS SCRIPTS, INC.
    (Registrant)

Date: October 24, 2006                            By:       /s/ George Paz
      George Paz, Chairman, President and Chief Executive
                              Officer

Date: October 24, 2006                            By:       /s/ Edward Stiften
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