Form 10-K
period 2006-12-31
EXPRESS SCRIPTS INC
filed 2007-02-08
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1420563 (I.R.S. employer identification no.)
13900 Riverport Dr., Maryland Heights, Missouri (Address of principal executive offices)	63043 (Zip Code)

Registrant’s telephone number, including area code: (314) 770-1666

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value
(Title of Class)

Preferred Share Purchase Rights
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ___  No X

The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2006, was $9,720,808,000 based on 135,501,000 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $71.74 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2007:	135,636,000	Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2006.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of our forward looking statements and associated risks in “Item 1—Forward Looking Statements and Associated Risks” and “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

PART I

THE COMPANY

Item 1 — Business

Industry Overview

Prescription drugs are playing a greater role in healthcare and today constitute the first line of treatment for many medical conditions. As pharmaceutical research opens the potential for even more effective drugs, demand can be expected to increase. For millions of people, prescription drugs equate to the hope of improved health and quality of life. At the same time, rising prescription drug costs are gradually shaping one of the most persistent challenges to health care financing. Even as pharmaceutical development opens new paths to better healthcare, we confront the possibility that high costs may limit access to these therapies.

As one of the fastest growing components for health care costs in the United States, prescription drug costs accounted for approximately 10.1% of United States health care expenditures in 2006 and are expected to increase to about 11.0% in 2016 according to United States Centers for Medicare & Medicaid (“CMS”) estimates. Based upon information included in our 2005 Annual Drug Trend report, described below under “Company Operations—Clinical Support,” annual per member unmanaged drug spending rose 7.9% in 2005. In response to cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, pharmacy benefit management (“PBM”) companies develop innovative strategies designed to keep medications affordable.

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

Services from our Specialty and Ancillary Services (“SAAS”) segment, which consists of the Specialty operations of CuraScript, Inc. ("CuraScript"), and our Specialty Distribution Services (“SDS”) and Phoenix Marketing Group LLC (“PMG”) service lines, include:

•	delivery of injectible and infusible biopharmaceutical products to patients’ homes, physician offices, infusion centers, and certain associated patient care services
•	distribution of pharmaceuticals and medical supplies to providers and clinics
•	third party logistics services for contracted pharma clients
•	bio-pharma services including reimbursement and customized logistics solutions
•	distribution of pharmaceuticals to low-income patients through pharmaceutical manufacturer-sponsored and company-sponsored generic patient assistance programs
•	distribution of pharmaceuticals requiring special handling or packaging
•	distribution of sample units to physicians and verification of practitioner licensure

Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, home delivery pharmacy services and SAAS services. Revenues from the delivery of prescription drugs to our members represented 98.3% of revenues in 2006, 98.2% of revenues in 2005 and 98.6% of revenues in 2004. Revenues from services, such as the administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services, comprised the remainder of our revenues.

Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through the three home delivery fulfillment pharmacies and thirty-eight specialty drug pharmacies we operated as of December 31, 2006. More than 57,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participate in one or more of our networks. However, the top ten retail pharmacy chains represent approximately 54% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States.

We have a successful history of acquiring and integrating companies, including five significant acquisitions since 1998. We announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock for $29.25 in cash and 0.426 shares of Express Scripts stock per share of Caremark common stock. In furtherance of our acquisition proposal, on January 16, 2007 we commenced an exchange offer based on the economic terms in our December 18, 2006 proposal (see “—Acquisitions and Joint Ventures”).

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

Products and Services

Pharmacy Benefit Management Services

Overview.  Our PBM services involve the management of outpatient prescription drug use to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and advanced information technologies. We offer our PBM services to our clients in the United States and Canada. Our PBM services include:

•	retail network pharmacy management
•	home delivery pharmacy services
•	benefit design consultation
•	drug utilization review
•	formulary management programs
•	disease management
•	compliance and therapy management programs for our clients

We consult with our clients to assist them in selecting plan design features which balance the client’s requirements for cost control with member convenience. For example, some clients receive a smaller discount on pricing in the retail pharmacy network or home delivery pharmacy in exchange for receiving all or a larger share of the pharmaceutical manufacturer rebates. Other clients receive a greater discount on pricing at the retail pharmacy network or home delivery pharmacy in exchange for a smaller share of the pharmaceutical manufacturer rebates.

During 2006, 80.0% of our revenues were derived by our PBM operations, compared to 88.4% and 94.3% during 2005 and 2004, respectively. This decrease is mainly due to the acquisition of Priority in 2005, which is included in our SAAS segment. The number of retail pharmacy network claims processed decreased to 390.3 million in 2006 from 437.3 million in 2005. The number of home delivery pharmacy claims dispensed increased to 41.2 million in 2006 from 40.2 million claims in 2005.

Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, we negotiate with pharmacies to discount the price at which they will provide drugs to members. We manage national and regional networks in the United States that are responsive to client preferences related to cost containment, convenience of access for members, and network performance. We also manage networks of pharmacies that are customized for or under direct contract with specific clients. In addition, we have contracted Medicare Part D provider networks that are intended to comply with or exceed CMS access requirements for the Medicare Part D Prescription Drug Program.

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

Patient Services. As of December 31, 2006, we operated three home delivery pharmacies located in Maryland Heights, Missouri; Bensalem, Pennsylvania; and Tempe, Arizona. In addition to front-end order processing that occurs at our home delivery pharmacies, we also operate three standalone front-end order processing facilities in Troy, New York; Harrisburg, Pennsylvania; and Albuquerque, New Mexico. In addition, we operated seven contact centers located in Albuquerque, New Mexico; Bloomington, Minnesota; Farmington Hills, Michigan; Harrisburg, Pennsylvania; St. Marys, Georgia; Tempe, Arizona; and Pueblo, Colorado. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, we believe we are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks.

Patient Care Contact Centers. Although we contract with health plans, the ultimate recipients of many of our services are the members of these health plans. We believe client satisfaction is dependent upon patient satisfaction. Domestic patients can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained patient care advocates and pharmacists.

Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:

•	financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, tiered co-payments, deductibles or annual benefit maximums
•	generic drug utilization incentives
•	incentives or requirements to use only certain network pharmacies or to order certain maintenance drugs (i.e. therapies for diabetes, high blood pressure, etc.) only for home delivery
•	reimbursement limitations on the amount of a drug which can be obtained in a specific period
•	by implementing utilization management programs such as Step Therapy and Prior Authorization, that focus the use of medications according to clinically developed algorithms

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

Our foremost consideration in the formulary development process is the clinical appropriateness of the drug. In developing formularies, we first perform a rigorous assessment of the available evidence regarding the drug’s safety and clinical effectiveness. No drug is added to the formulary until it is approved by our National Pharmacy & Therapeutics Committee (“P&T Committee”) - a panel composed of nineteen independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations. We fully comply with the P&T Committee’s clinical recommendations. The P&T Committee does not consider any information regarding the discount or rebate arrangement we might negotiate with the manufacturer in making its clinical recommendation. This is designed to ensure the clinical recommendation is not affected by our purchasing arrangements. After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost-effectiveness.

We administer a number of different formularies for our clients that identify drugs, the use of which is encouraged through various benefit design features. Historically, many clients selected a plan design that included an open formulary in which all drugs were covered by the plan. Today, an increasing number of our clients are selecting formularies in which various financial or other incentives, such as three-tier co-payments, exist for the selection of formulary drugs over their non-formulary counterparts. Some clients select closed formularies, in which benefits are available only for drugs listed on the formulary. In 2006, about 75% of all claims fell into three-tier or closed categories compared to 69% for 2005 and 60% for 2004. Use of formulary drugs can be encouraged in the following ways:

•	through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-formulary drug
•	by educating members and physicians with respect to benefit design implications
•	by promoting the use of lower cost generic alternatives
•	by implementing utilization management programs such as Step Therapy and Prior Authorization, that focus the use of medications according to clinically developed algorithms

We also provide formulary compliance services to our clients. For example, if a doctor has prescribed a drug that is not on a client’s formulary, we notify the pharmacist through our claims processing system. The pharmacist may then contact the doctor to attempt to obtain the doctor’s consent to change the prescription to the appropriate formulary product. The doctor has the final decision-making authority in prescribing the medication.

We also offer innovative clinical intervention programs to assist and manage patient quality of life, client drug trend, and physician communication/education. These programs encompass comprehensive point of service and retrospective drug utilization review, physician profiling, academic detailing, prior authorization, disease care management, and clinical guideline dissemination to physicians.

Rebate Programs. We develop, manage and administer rebate programs that allow pharmaceutical manufactures to provide rebates on utilization of their products by members of our clients’ benefit plans. The level to which a client may choose to receive a portion of the rebates paid to us by participating manufacturers varies by client.  In situations where we pay all or a portion of rebates to the client, our clients have a contractual right to audit our calculation of their rebate payment to ensure they have received the amount to which they are entitled.

The platform upon which our rebate programs are currently built is called the “preferred savings grid” or “PSG” program. Under the PSG program, rebates are determined based on the characteristics of the formulary design selected by the client and their pharmacy benefit structure. Historically, we have also managed a separate rebate program under which rebate amounts were determined based on the relative market share of each product. In addition, beginning in 2006, rebates available on utilization of pharmaceutical products paid for under the federal Medicare Part D benefit have been captured through a rebate program specifically designed and operated for that purpose. This Medicare Part D rebate program is designed based on the PSG program. The amount of rebates generated by these types of programs is a function of the particular product dispensed and the level of utilization that occurs. Manufacturers participating in our rebate programs pay us administrative fees in connection with the services and systems we provide through the rebate program.

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

Consumer Health and Drug Information. We maintain a public website, www.DrugDigest.org, dedicated to helping consumers make informed decisions about using drugs. Much of the information on DrugDigest.org is written by pharmacists - primarily doctors of pharmacy who are also affiliated with academic institutions. We continually work to expand the interactive tools available on DrugDigest.org which provide consumers an opportunity to take an even more active role in maintaining their own health. The information on DrugDigest.org includes:

•	a drug interaction checker
•	a drug side effect comparison tool
•	tools to check for less expensive generic and alternative drugs
•	audible drug name pronunciations
•	comparisons of different drugs used to treat the same health condition
•	information on health conditions and their treatments
•	instructional videos showing administration of specific drug dosage forms
•	monographs on drugs and dietary supplements
•	photographs of pills and capsules
•	interactive care pathways and health risk assessments

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

SAAS Services

Overview. Our SAAS segment includes the Specialty operations of CuraScript, and our SDS and PMG service lines. Through our SAAS segment we provide specialty services, including delivery of injectible and infusible drugs to patient homes, physician offices, infusion centers and certain associated patient care services; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharma clients; and bio-pharma services including reimbursement and customized logistics solutions. The SAAS segment also includes distribution of specialty pharmaceuticals requiring special handling or packaging; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored branded and company-sponsored generic patient assistance programs; and distribution of sample units to physicians and verification of practitioner licensure. During 2006, 20.0% of our revenues were derived from SAAS services, compared to 11.6% and 5.7% during 2005 and 2004, respectively.

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

Physician Services. Through our CuraScriptSD business unit we provide distribution services primarily to office and clinic-based physicians treating chronic disease patients who regularly order high-dollar-value pharmaceuticals. We are able to provide to these physicians competitive pricing on pharmaceuticals and medical supplies.

Biotech Services. In our June 2006 Specialty Pharmacy Management Guide and Trend Report, we reported at the end of 2005 there were more than 400 specialty drugs in clinical trials. For new biopharmaceuticals being launched, we can provide biotech manufacturers product distribution management services. We design strategies tailored to each product’s needs with a focus on identifying opportunities to educate the marketplace regarding drug effectiveness, proper utilization and payor acceptance.

Other Services. We also provide a range of centralized supply chain services which can include sampling programs, patient assistance programs, and clinical trial assistance as well as specialized shipping and storage and customized dosing.

We are a leader in sample accountability, database management and practitioner verification services for the pharmaceutical industry, operating the nation’s largest prescription drug sample fulfillment business.

We provide specialty distribution services, consisting of the distribution of, and creation of a database of information for, products requiring special handling or packaging, products targeted to a specific physician or patient population, and products distributed to low-income patients. Our services include eligibility, fulfillment, inventory, insurance verification/authorization and payment. We also administer sample card programs for certain manufacturers where the ingredient costs of pharmaceuticals dispensed from retail pharmacies are included in revenues, as well as costs of revenues. These services are provided from our Maryland Heights, Missouri facility.

Segment Information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Our SAAS segment includes the Specialty operations of CuraScript, and our SDS and PMG service lines. Prior to the third quarter of 2006, SDS and PMG were included in a separate Pharma Business Solutions (“PBS”) segment. During the third quarter, the operations of the Specialty business and the PBS unit were combined in order to capture the natural synergies between these two businesses, which share common products and customers. Accordingly, these two businesses are now combined into one reporting segment labeled Specialty and Ancillary Services. Prior period data has been reclassified to reflect the change in our operating and reporting segments. In addition, we have reclassified certain amounts deemed immaterial between PBM revenue and PBM cost of revenue. These reclassifications had no effect on consolidated gross profit. Information regarding our segments appears in Note 11 of the notes to our consolidated financial statements and is incorporated by reference herein.

Suppliers

We maintain a large inventory of brand name and generic pharmaceuticals in our home delivery pharmacies and biopharmaceutical products in our specialty pharmacies and distribution centers along with other high cost oral agents used to treat patients with rare or chronic disease. If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase our pharmaceuticals either directly from manufacturers or through wholesalers. Currently, approximately 95% of our branded pharmaceutical purchases by our home delivery pharmacies and approximately 75% of our purchases by our SAAS segment are through one wholesaler. Generic pharmaceuticals are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available and due to the unique nature of the specialty market, the services patients require and our reach nationally, we are able to purchase and supply most of the current limited distributed drugs.

Clients

We are a provider of PBM services to several market segments. Our clients include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. We provide Specialty services to customers who also include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists, and others.

Our top five clients collectively represented 17.8%, 23.6%, and 22.8% of revenues during 2006, 2005 and 2004 respectively. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2006, 2005 or 2004.

Medicare Prescription Drug Coverage

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act. Since January 1, 2006, eligible Medicare beneficiaries have been able to obtain prescription drug coverage under Part D by enrolling in a prescription drug plan (“PDP”) or a “Medicare Advantage” plan that offers prescription drug coverage (an “MA-PD”). In addition, the MMA, created an opportunity for employers offering eligible prescription drug coverage for their Medicare-eligible members to receive a subsidy payment by enrolling in the Retiree Drug Subsidy (“RDS”) program. To claim the subsidy, the beneficiaries an employer claims cannot be enrolled in a PDP or MA-PD.

Our services support clients who have elected to become a PDP or an MA-PD. In addition, we support the needs of employers who enroll in the RDS program. We provide PBM services to these clients as well as new Part D functions that include managing member true out of pocket costs (“TrOOP”), creation of Explanation of Benefits (“EOBs”), creation of the prescription data event (“PDE”), medication therapy management (“MTM”) services, and various reporting required by CMS.

In 2006, we were approved by CMS to function as a Part D PDP plan sponsor through our wholly owned subsidiary Express Scripts Insurance Company. Beginning January 1, 2007, our PDP offers prescription drug coverage nationally and in Puerto Rico. The Express Scripts Insurance Company is licensed by the Arizona Department of Insurance as a Disability Insurer which meets the CMS requirements of a risk-bearing entity regulated under state insurance laws or similar statutes. Express Scripts Insurance Company has also been granted licenses in the states of Delaware, Idaho, Indiana, Montana, New York, Oklahoma, Pennsylvania, South Dakota, Texas, Utah and the District of Columbia as a result of the filing of our Uniform Certificate of Authority Application expansion application. Express Scripts Insurance Company has filed expansion applications in other regions in which we may seek to do business, and until licenses are granted, will operate under CMS federal waivers which allow PDPs to waive the state licensure requirement for the initial three years of the prescription drug coverage offering.

Acquisitions and Joint Ventures

As noted above, on December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark common stock for $29.25 in cash and 0.426 shares of Express Scripts stock per share of Caremark common stock. We have executed commitment letters with Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as lead arrangers, and Credit Suisse, Cayman Islands Branch and Citicorp North America, Inc. to fully finance the proposed transaction and have re-filed our notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”) with the Federal Trade Commission on February 6, 2007. Despite our strong belief that our offer is superior, Caremark has announced its Board of Directors has determined our offer does not and is not reasonably likely to constitute a superior proposal to its proposed merger with CVS Corporation (“CVS”). In furtherance of our acquisition proposal, on January 16, 2007 we commenced an exchange offer based on the economic terms in our December 18, 2006 proposal. The specific terms of the exchange offer are set forth in a prospectus/offer to exchange which forms a part of the Registration Statement on Form S-4 which we filed on January 16, 2007 and which we amended on February 6, 2007. In addition, on January 24, 2007, we began formally soliciting proxies from Caremark’s stockholders in opposition to the proposed Caremark/CVS merger to be considered at a special meeting of Caremark stockholders scheduled to be held on February 20, 2007. We also notified Caremark on January 8, 2007 that we are proposing to nominate four director candidates for election to Caremark’s Board of Directors at Caremark’s 2007 annual meeting.

On October 14, 2005, we acquired the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion. The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority. Priority, headquartered in Lake Mary, Florida, is among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005. The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility. As a result of this refinancing, we wrote-off approximately $3.8 million in deferred financing fees relating to our prior credit facility in the fourth quarter of 2005.

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

The CuraScript and Priority acquisitions have enhanced our ability to provide comprehensive clinical services in many disease states.

Company Operations

General. As of December 31, 2006, our PBM segment operated three home delivery pharmacies, three standalone front-end processing centers, and seven patient contact centers out of leased and owned facilities; and our SAAS segment operated thirty-eight specialty drug pharmacies. Electronic pharmacy claims processing takes place at facilities owned by Electronic Data Systems Corp. (“EDS”) and by International Business Machines Corp. (“IBM”). At our Canadian facilities, we have sales and marketing, client services, pharmacy help desk, clinical, network contracting and management, and certain management information systems capabilities.

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

Network Contracting and Management. Our Network Contracting and Management group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacies must meet certain qualifications, including the requirement that all applicable, credentialing state and/or licensing requirements are being maintained. Pharmacies can contact our pharmacy help desk toll-free, 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for our clients’ members. In addition, our Network Contracting and Management group audits pharmacies in the retail pharmacy networks to determine compliance with the terms of their contracts.

Clinical Support. Our staff of highly-trained pharmacists and physicians provides clinical support for our PBM services. These health care professionals are responsible for a wide range of activities including tracking the drug pipeline; identifying emerging medication-related safety issues and notifying physicians, clients, and patients (if appropriate); providing drug information services; formulary management; development of utilization management, safety (concurrent and retrospective Drug Utilization Review), and other clinical interventions that identify and/or contact physicians, pharmacists, or patients.

Our staff works closely with the P&T Committee during development of our formulary and selected utilization management programs. The P&T Committee ensures our decisions are evidence-based, clinically sound, and meet the current standard of medical practice. The P&T Committee’s guidance results in decisions which are clinically appropriate and not merely superseded by financial considerations.

We have a research team whose mission is to conduct timely, rigorous and objective research that supports evidence-based pharmacy benefit management. Using pharmacy and medical claims data together with member surveys, the research department conducts studies to evaluate clinical, economic and member impact of pharmacy benefits. Topics of ongoing interest center on the impact of clinical offerings, the evolution of pharmacy benefit designs and the cost-effectiveness of drug therapies. The release of our 2005 Annual Drug Trend report in June 2006 marked our ninth consecutive year of tracking prescription drug trends. Based on a large sample of our membership, the 2005 Annual Drug Trend report not only examines trends in pharmaceutical utilization and cost, it also investigates the factors that underlie those trends. The current 2005 Annual Drug Trend report and results of our other studies are shared at our annual Outcomes Conference. We also present at other client forums, speak at professional meetings and publish in health-related journals.

Information Technology. Our Information Technology department supports our pharmacy claims processing systems, our specialty pharmacy systems and other management information systems essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. Claims for our PBM segment are presently processed in the United States through systems which are maintained, managed and operated domestically by EDS. Canadian claims are processed through systems maintained, managed and operated by IBM. We believe we have substantial capacity for growth in our United States and Canadian claims processing facilities.

Specialty pharmacy operations are supported by multiple pharmacy systems which are maintained, managed and operated internally. We are currently in the process of standardizing our Specialty pharmacy operations on a common application and platform. Integration to a single Specialty platform is expected to be completed in early 2007.

We leverage EDS and SunGard Recovery Services to provide certain disaster recovery services for systems located at the EDS data centers. For systems not covered by an EDS and SunGard Recovery Services arrangement, such as our Specialty pharmacy data centers, the corporate disaster recovery organization manages internal recovery services.

Competition

There are a number of other PBMs in the United States we compete against. Some of these are independent PBMs, such as Caremark, Catalyst RX, Innoviant, Medco, MedImpact, and PerformRX. Others are owned by managed care organizations such as Aetna, Cigna, First Health, Humana, Prime Therapeutics and Wellpoint. Some are owned by retail pharmacies, such as Pharmacare (owned by CVS), RX America (owned by Longs Drug Stores), Rite Aid Health Solutions and Walgreens Health Initiative. We also compete against specialized providers, such as Argus and SXC Health Solutions. Some of these competitors may have greater financial, marketing and technological resources. In addition, other companies may enter into the business and become increasingly competitive as there are no meaningful barriers to entry.

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

The federal anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”), and administrative bodies. Because of the federal statute’s broad scope, federal regulations establish certain “safe harbors” from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, certain payments for personal services, certain properly disclosed payments made by vendors to GPOs, and certain discount and payment arrangements with HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion programs” in which benefits were given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs. See “Item 3 - Legal Proceedings” for discussion of current proceedings relating to these laws or regulations.

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

Stark Law. The federal physician self-referral law, known as the “Stark Law,” prohibits physicians from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs) to an entity with which the physician or an immediate family member of the physician has a financial relationship and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Our home delivery pharmacies dispense certain outpatient prescription drugs that may be directly or indirectly reimbursed by the Medicare or Medicaid programs, potentially making us subject to the Stark Law’s requirements with respect to such pharmacy operations.

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

State Self-Referral Laws. Our home delivery services may also be subject to state statutes and regulations that prohibit payments for referral of individuals from or by physicians to health care providers with whom the physicians have a financial relationship. These state laws and their exceptions may vary from the federal Stark Law and vary significantly from state to state. Some of these state statutes and regulations apply to items and services reimbursed by private payors. Violation of these laws may result in prohibition of payment for items or services provided, loss of pharmacy or health care provider licenses, fines and criminal penalties. State self-referral laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies.

False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. Some federal district courts have interpreted the False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined. Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

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

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-kickback statutes discussed in the preceding paragraphs; in particular, ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into many of the above-discussed statutes. Like the health care anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain. See “Item 3 - Legal Proceedings” for discussion of current proceedings relating to these laws or regulations.

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

Consumer Protection Laws. Most states have consumer protection laws that previously have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. See “Item 3 - Legal Proceedings” for discussion of current proceedings relating to these laws or regulations.

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

Legislation Affecting Plan Design. Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called “freedom of choice” legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of home delivery pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but it may apply to certain of our clients, such as HMOs and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This development could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Licensure Laws. Many states have licensure or registration laws governing certain types of managed care organizations, including preferred provider organizations (“PPOs”), third party administrators (“TPAs”), and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs often is unclear. We have registered under such laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required. Because of increased regulatory requirements on some of our managed care clients affecting prior authorization of drugs before coverage is approved, we have obtained utilization review licenses in selected states through our subsidiary, ESI Utilization Management Co. In addition, accreditation agencies’ requirements for managed care organizations and Medicare Part D regulations for PDP and MA-PDPs may affect the services we provide to such organizations.

Legislation and Regulation Affecting Drug Prices. Some states have adopted so-called “most favored nation” legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. Other states have enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has been introduced in the past but not enacted in Missouri, Arizona, Pennsylvania, New York, and New Mexico, all states where we operate home delivery pharmacies. Such legislation, if enacted in a state where one of our home delivery pharmacies is located, could adversely affect our ability to negotiate discounts on our purchase of prescription drugs to be dispensed by our home delivery pharmacies.

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

Home Delivery Regulation. Our home delivery pharmacies are located in Alabama, Arizona, Delaware, Georgia, Indiana, Kentucky, Massachusetts, Michigan, Missouri, Nebraska, New Mexico, New York, New Jersey, North Carolina, Ohio, Pennsylvania, California, Texas, Tennessee, and Florida, and we are licensed to do business as a pharmacy in each such state. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the home delivery service to follow the laws of the state in which the home delivery service is located, although certain states require that we also employ a pharmacist licensed in that state. We believe we have registered each of our pharmacies in every state in which such registration is required.

Other statutes and regulations affect our home delivery operations including the federal and state anti-kickback laws, federal Stark Law and state physician self-referral laws described above. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide clients with refunds when appropriate. The United States Postal Service has statutory authority to restrict the delivery of drugs and medicines through the mail to a degree that could have an adverse effect on our home delivery operations.

HIPAA and Other Privacy Legislation. Most of our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes and in some cases provide access to such data to pharmaceutical manufacturers. Various federal and state laws, including the Health Insurance Portability and Accountability Act (“ HIPAA,” as discussed below), regulate and restrict the use, disclosure and security of confidential medical information and new legislation is proposed from time to time in various states. To date, no such laws have been adopted that adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

The HHS privacy and security regulations under HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The security regulations relate to the security of protected health information when it is maintained or transmitted electronically. Other HIPAA requirements relate to electronic transaction standards and code sets for processing of pharmacy claims. We are required to comply with certain aspects of the privacy, security and transaction standard regulations and we believe we are in compliance in all material respects with such regulations to the extent they apply to us. For example, we are a “business associate” under HIPAA in some instances with respect to our “covered entity” health plan clients, and enter into business associate agreements with such client. We also may be a “covered entity” under HIPAA when service is provided through our home delivery pharmacies.

SAAS Services Environment. Many of the laws and regulations cited above with respect to our PBM activities also apply with respect to our various specialty services. Of particular relevance are the federal and state anti-kickback laws, state pharmacy regulations and HIPAA, which are described above. Our pharmacists and nurses are licensed in those states where their activity requires it. Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under the new Part D Medicare program created pursuant to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). As a condition to becoming a participating provider under Part D of the Act, the pharmacies are required to adhere to certain requirements applicable to the Part D Medicare program. In addition, as a condition to conducting our wholesale business, we must maintain various permits and licenses with the appropriate state and federal agencies, and we are subject to various wholesale distributor laws that regulate the conduct of wholesale distributors, including, but not limited to, maintaining pedigree papers in certain instances. Finally, one of our lines of services, PMG, conducts certain activities, including the distribution of drug samples, that are subject to the requirements of the federal Prescription Drug Marketing Act and many of the other federal and state laws and regulations discussed above.

Service Marks and Trademarks
        We, and our subsidiaries, have registered the service marks “Express Scripts”,  “Filled with Pride”, “Charting the Future of Pharmacy”, “DrugDigest”, “CuraScript”,  “CareLogic”, “Trend Central”, “GenericsWork”, “RxGateway”, “Proud To Deliver”, “Express Choice”, and “Freedom Drug”,  among others, with the United States Patent and Trademark Office.  Our rights to these marks will continue so long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks.  We also have several pending applications for registration for other trademarks and service marks including, but not limited to, “CuraScriptSP”, “CuraScriptIP”, CuraScriptSD”, “FreedomFP”, “Healthbridge”, “The Pathway to the Patient”, “Bleeding Disorders Logic”, “Express Scripts ChoiceMatters”, “SAMAscript”, “RxSpeak”, “RxOutreach”, “Express Savings Statement”, “Express Savings Alert”, “The Smart Way to Save”, and “Protecting the Pharmacy Benefit”.  If we are unable to obtain any additional registrations, we believe there would be no material adverse effect on our consolidated results of operations, consolidated financial position, and/or consolidated cash flow from operations.

Insurance

Our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, our SAAS operations, including the distribution of specialty drugs, and the services rendered in connection with our disease management operations, may subject us to litigation and liability for damages. Commercial insurance coverage is difficult to obtain and cost prohibitive, particularly for certain types of claims. As such, we may maintain significant self insured retentions when deemed most appropriate and cost effective. We have established certain self-insurance reserves to cover potential claims. There can be no assurance that we will be able to maintain our general, professional, or managed care errors and omissions liability insurance coverage in the future or that such insurance coverage, together with our self-insurance reserves, will be adequate to cover potential future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Employees
       As of December 31, 2006 and 2005, we employed approximately 11,300 and 11,100, employees respectively, which includes approximately 200 employees in Canada.  Approximately 1,300 of the United States employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility, members of the United Auto Workers Union at our Farmington Hills, Michigan facility, members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania and East Hanover, New Jersey facilities and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility. We believe our relationships with our employees and the unions that represent them are good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 1, 2007 are as follows:

Name	Age	Position

George Paz	51	President, Chief Executive Officer and Chairman of the Board.
Edward Stiften	52	Senior Vice President, Chief Financial Officer
David A. Lowenberg	57	Chief Executive Officer—CuraScript, Inc.
Thomas M. Boudreau	55	Senior Vice President, General Counsel and Corporate Secretary
Michael Holmes	48	Senior Vice President, Chief Human Resources Officer
Edward Ignaczak	41	Senior Vice President - Sales and Account Management
Patrick McNamee	47	Senior Vice President, Chief Information Officer
Brenda Motheral	37	Senior Vice President - Product Management
Douglas Porter	48	Senior Vice President - Client and Patient Services
Agnes Rey-Giraud	42	Senior Vice President - Supply Chain Management
Kelley Elliott	34	Vice President, Chief Accounting Officer and Controller

Mr. Paz was elected a director of the Company in January 2004 and has served as Chairman of the Board since May 2006. Mr. Paz was first elected President in October 2003 and also assumed the role Chief Executive Officer on April 1, 2005. Mr. Paz joined us and was elected Senior Vice President and Chief Financial Officer in January 1998 and continued to serve as our Chief Financial Officer following his election to the office of President until his successor joined us in April 2004.

Mr. Stiften was elected Senior Vice President and Chief Financial Officer in April 2004. Prior to joining us, Mr. Stiften worked for BJC HealthCare, a hospital and health care organization, serving as Vice President and Chief Financial Officer since 1998.

Mr. Lowenberg was named Chief Executive Officer of CuraScript in May 2006. He previously had been our Chief Operating Officer from September 1999 until May 2006, and served as Senior Vice President and Director of Site Operations from November 1993 until September 1999.

Mr. Boudreau was elected Senior Vice President, General Counsel and Secretary in October 1994. He has served as General Counsel since June 1994.

Mr. Holmes was elected Senior Vice President and Chief Human Resources Officer in December 2005. Prior to joining us, Mr. Holmes worked for Edward D. Jones & Co., L.P., a financial services company, as Principal from October 1996 through December 2004.

Mr. Ignaczak was elected Senior Vice President — Sales and Account Management in December 2002. Mr. Ignaczak joined us in April 1998 and served as the Vice President and General Manager of our National Employer Division between April 1998 and December 2002.

Mr. McNamee joined us and was elected  Senior Vice President and Chief Information Officer in February 2005. Prior to joining us, Mr. McNamee worked for Misys Healthcare Systems, a health care technology company, as President and General Manager, Physician Systems, from September 2003 through February 2005. Mr. McNamee was employed by various subsidiaries of General Electric Corporation from July 1989 through September 2003, including as President, GE OEC Medical Systems, a surgery x-ray manufacturing business, from July 2002 through September 2003; Senior Vice President, Chief Information Officer and Chief Quality Officer, NBC broadcast network from March 2001 to July 2002; and Chief Information Officer and General Manager of e-Business, GE Transportation Systems, a transportation manufacturing business, from March 1999 through March 2001.

Ms. Motheral was elected Senior Vice President — Product Management in January 2006 and assumed additional duties as Senior Vice President Research and Product Management in September 2006. Ms. Motheral previously served as Vice President — Product Development from January 2005 through January 2006, Vice President — Research and Trend Management from November 2003 through December 2004, Vice President — Research from June 2003 through November 2003, and Senior Director of Research from March 2000 through May 2003.

Mr. Porter was elected Senior Vice President — Client Services in July 2002 and assumed additional responsibilities as Senior Vice President — Client and Patient Services in September 2004. Prior to joining us, Mr. Porter worked for CIGNA HealthCare, a managed health care company, as Vice President — Employer Services between March 2001 and June 2002 and as Vice President — Transformation between October 1999 and February 2001.

Ms. Rey-Giraud was elected Senior Vice President — Strategy and Business Development in January 2006 and Senior Vice President — Supply Chain Organization in September 2006. Ms. Rey-Giraud served as Senior Vice President of Product Management between December 2003 and January 2006, and served as Senior Vice President — Program Development between July 2002 and December 2003. Ms. Rey-Giraud served as Vice President and General Manager — eBusiness between January 2000 and July 2002.

Ms. Elliott was elected Vice President, Chief Accounting Officer and Controller in December 2005. Ms. Elliott previously served in our Internal Audit Department between February 2002 and December 2005, most recently as Vice President.

Forward Looking Statements and Associated Risks

Information we have included or incorporated by reference in this Annual Report on Form 10-K, and information which may be contained in our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations or intentions.

Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors which might cause such a difference to occur include, but are not limited to:

•
uncertainties associated with our acquisitions, which include integration risks and costs, uncertainties associated with client retention and repricing of client contracts, and uncertainties associated with the operations of acquired businesses

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

•	changes in AWP, which could reduce prices and margins, including the impact of a proposed settlement in a class action case involving First DataBank, an AWP reporting service
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

Risks and uncertainties relating to our proposal to acquire the outstanding stock of Caremark or the related exchange offer that may impact forward-looking statements include but are not limited to:

•	we may not enter into any definitive agreement with Caremark with respect to the proposed transaction
•	required regulatory approvals may not be obtained in a timely manner, if at all
•	the proposed transaction may not be consummated
•	the anticipated benefits of the proposed transaction may not be realized
•	the integration of Caremark’s operations with ours may be materially delayed or may be more costly or difficult than expected
•	the proposed transaction would materially increase leverage and debt service obligations, including the effect of certain covenants in any new borrowing agreements.

These and other relevant factors, including those risk factors in “Item 1A—Risk Factors” in this Annual Report and any other information included or incorporated by reference in this Report, and information which may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement.

Item 1A—Risk Factors

General Risk Factors

We operate in a very competitive industry, and competition could impair our ability to attract and retain clients, which could adversely affect our business

Our ability to maintain growth rates is dependent upon our ability to attract new clients and retain existing clients, as well as cross-sell additional services to existing clients. We operate in a very competitive environment. Some of our competitors may offer services and pricing terms we may not be able to offer. Our contracts with clients generally do not have terms longer than three years and, in some cases, are terminable by the client on relatively short notice. This competition may make it difficult for us to retain existing clients, sell to new clients and cross-sell additional services to clients, which could materially adversely affect our business and financial results.

Over the last several years, competition in the marketplace has also caused many PBMs, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. This combination of lower pricing and increased revenue sharing, as well as increased demand for enhanced service offerings and higher service levels, has put pressure on operating margins. This pressure may continue, and we can give no assurance  new services provided to clients will fully compensate for these reduced margins.

We believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its contract with us, as opposed to one of our competitors, could be reduced.

Changes in industry pricing benchmarks could materially impact our financial performance

Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include AWP, average manufacturer price and wholesale acquisition cost.  Most of our client contracts utilize the AWP standard.

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Specifically, in the recently announced proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a civil class action case brought against First DataBank (“FDB”), one of several companies that report data on prescription drug prices, FDB has agreed to reduce the reported AWP of certain drugs by four percent. At this time the proposed settlement has received preliminary but not final court approval. We cannot predict the outcome of the case or, if the settlement is approved, the precise timing of any of the proposed AWP changes.

In the absence of any mitigating action on our part, the proposed reduction in FDB’s AWP would have a material adverse effect on the margin we earn on home delivery transactions. It may also create disruption in our retail networks due to the adverse impact on AWP-based retail pharmacy pricing. However, most of our contracts with clients and retail pharmacies contain terms we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB’s reported AWP.

Due to these and other uncertainties, we can give no assurance that the short or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods. Our various projections, including earnings guidance for 2007, contemplate what we have estimated to be the most probable impact resulting from the proposed FDB settlement. Actual results may be materially less favorable or materially more favorable than those estimated in formulating such projections.

Client demands for additional services or enhanced service levels could put pressure on margins

As our clients face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive environment, and may not be able to increase our fees to compensate for these increased services, which could put pressure on our margins.

If we lose relationships with one or more key pharmaceutical manufacturers or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected

We maintain contractual relationships with numerous pharmaceutical manufacturers that may provide us with, among other things:

•	discounts for drugs we purchase to be dispensed from our home delivery pharmacies;
•	rebates based upon sales of drugs from our home delivery pharmacies and through pharmacies in our retail networks;
•	administrative fees for managing rebate programs, including the development and maintenance of formularies which include the particular manufacturer’s products; and
•	access to limited distribution specialty pharmaceuticals.

If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers, our business and financial results could be materially adversely affected. In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations or in interpretations of existing laws or regulations or the adoption of new laws or regulations relating to any of these programs may materially adversely affect our business.

If we lose our relationship with one or more key pharmacy providers, or our relationship is modified in an unfavorable manner, our business could be impaired

More than 57,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participate in one or more of our networks. However, the top ten retail pharmacy chains represent approximately 54% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice by either party. If one or more of the top pharmacy chains elects to terminate its relationship with us, or attempts to renegotiate the terms of the relationship in a manner that is unfavorable to us, our members’ access to retail pharmacies and our business could be materially adversely affected. The continued growth of PBMs owned by the top pharmacy chains, or the acquisition of significant PBM operations by such chains could increase the likelihood of our relationships with such pharmacy chains being adversely affected.

Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices

We are subject to risks relating to litigation and other proceedings in connection with our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, and the services rendered in connection with our disease management and our pharmaceutical services operations. A list of a number of the more significant proceedings pending against us is included under "Item 3 - Legal Proceedings." These proceedings generally seek unspecified monetary damages and injunctive relief on behalf of a class of plaintiffs that are either clients or individual members of health plans. While we believe these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our business and financial results.

We are presently responding to several subpoenas and requests for information from governmental agencies, as described in “Item 3 - Legal Proceedings.” We cannot predict with certainty what the result of any such inquiry might be. In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies. Certain of the costs are covered by our insurance, but certain other costs are not insured. Such costs have become material to our financial performances and we can give no assurance that such costs will not increase in the future.

Commercial liability insurance coverage continues to be difficult to obtain for companies in our business sector which can cause unexpected volatility in premiums and/or retention requirements dictated by insurance carriers. We have established certain self-insurance reserves to cover anticipated losses within our retained liability for previously reported claims and the cost to defend these claims. There can be no assurance general, professional, managed care errors and omissions, and/or other liability insurance coverage will be reasonably available in the future or such insurance coverage, together with our self-insurance reserves, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect on our business and financial results.

Medicare Part D may adversely impact our business

In connection with the enactment of the MMA, CMS promulgated a substantial volume of new regulations implementing the federal government’s Voluntary Prescription Drug Benefit Program, known as Medicare “Part D.” The Office of Inspector General has also proposed new safe harbors and other regulation pursuant to the MMA. Both of these federal regulatory agencies continue to issue guidance with regard to the Part D program and compliance with related federal laws and regulations by Part D sponsors and their subcontractors. The receipt of federal funds made available through this program by us, our affiliates, or clients may be subject to compliance with these new regulations as well as the established laws and regulations governing the federal government’s payment for health care goods and services, including the Anti-Kickback Laws, the Stark Law, and the False Claims Act. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance that these risks will not be material to our business in future periods.

In addition, due to the implementation of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could result in us losing members. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would also result in a decline in our membership base.

State and Federal regulations could restrict our ability to conduct business

Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:

•	health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs
•	ERISA and related regulations, which regulate many health care plans
•	state legislation regulating PBMs or imposing fiduciary status on PBMs
•	consumer protection and unfair trade practice laws and regulations
•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts
•	wholesale distributor laws, including pedigree paper laws
•	legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans
•	various licensure laws, such as managed care and third party administrator licensure laws
•	drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation
•	pharmacy laws and regulations
•	privacy and confidentiality laws and regulations, including those under HIPAA
•	the Medicare prescription drug coverage law
•	other Medicare and Medicaid reimbursement regulations
•	the Prescription Drug Marketing Act
•	potential regulation of the PBM industry by the U.S. Food and Drug Administration
•	pending legislation regarding importation of drug products into the United States
•	state laws regulating the business of insurance

These and other regulatory matters are discussed in more detail under “Item 1 — Business — Government Regulation” above.

We believe that we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and a number of state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation that involve certain aspects of our business or our competitors’ businesses. Accordingly, we cannot provide any assurance that one or more of these agencies will not interpret or apply these laws differently, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed health care laws and regulations at the Federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our financial results. We are unable to predict what additional Federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us.

Various governmental agencies, including the U.S. Attorney General’s Office in Philadelphia and a number of State Attorneys General, have conducted investigations into certain PBM business practices. Many of these investigations have resulted in PBMs, including Medco and AdvancePCS (now part of Caremark), agreeing to civil penalties, including the payment of money and corporate integrity agreements. We have received subpoenas from the U.S. Attorney’s Office in Boston and a number of State Attorneys General. We have also received a letter of inquiry from the Department of Labor. We cannot predict what effect, if any, these investigations may ultimately have on us or on the PBM industry generally (see "Item 3 - Legal Proceedings").

The State of Maine and the District of Columbia have each enacted statutes that purport to declare that a PBM is a fiduciary with respect to its clients. Our trade association, PCMA, filed suit in Federal District Courts in Maine and the District of Columbia alleging, among other things, that these statutes are preempted by ERISA with respect to welfare plans that are subject to ERISA. The Federal District Court in Maine ruled the statute valid, and the First Circuit Court of Appeals affirmed. The case challenging the D.C. statute is still pending. Other states are considering but have not yet enacted similar fiduciary statutes, and we cannot predict what effect, if any, these and similar statutes may have on our business and financial results.

Most of our activities involve the receipt or use of confidential medical information concerning individuals. In addition, we use aggregated and anonymized data for research and analysis purposes and in some cases provide access to such data to pharmaceutical manufacturers. Various federal and state laws, including HIPAA, regulate and restrict the use, disclosure and security of confidential medical information and new legislation is proposed from time to time in various states. To date, no such laws have been adopted that adversely impact our ability to provide services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.

Effective as of 2007, our subsidiary, Express Scripts Insurance Company (“ESIC”), began offering a prescription drug plan (“PDP”) in connection with the Medicare Part D program for purposes of making employer/union-only group waiver plans (known as “EGWP” plans) available for applicable clients. As a licensed insurer organized and licensed under the laws of the State of Arizona, ESIC will be subject to state and federal laws regulating the business of insurance in all jurisdictions in which ESIC offers its PDP. CMS regulations and applicable guidance currently require that ESIC be authorized to offer its prescription drug plan to individuals residing in all fifty states and Puerto Rico. As a PDP sponsor, ESIC will be subject to compliance with all federal laws and regulations applicable to such sponsors as a result of the MMA and the regulations promulgated in connection with implementation of the Medicare Part D drug benefit. While many state insurance laws and regulations are well-established, CMS continues to provide guidance and promulgate new regulations in an attempt to assist PDPs and state regulators to determine the appropriate applicability of state insurance laws in the context of the federal Part D drug benefit provided through an EGWP plan. Uncertainty as to the applicability of state and federal laws to ESIC’s operations could have an impact on our ability to successfully offer products and services under the Part D drug benefit and our ability to comply with applicable laws in doing so.

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

We have designed our business model to compete within the current structure of the United States health care system. Changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress periodically considers proposals to reform the United States health care system. These proposals may increase government involvement in health care and regulation of PBM services, or otherwise change the way our clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our business and financial results.

If we fail to successfully complete the integration of the Priority Healthcare business into our operations, our business and financial results could be adversely affected

In October 2005, we acquired Priority Healthcare Corporation for approximately $1.3 billion. We are in the process of integrating the Priority business with our other operations. There are risks associated with integrating and operating a newly acquired business. We can give no assurance we will successfully operate this new business.

Risk Factors Relating our Offer to Acquire the Stock of Caremark

On December 18, 2006 we made an offer to acquire all of the outstanding shares of Caremark stock, and on January 16, 2007 we launched an exchange offer for the stock of Caremark which is described in detail in the registration statement filed on that date (see “The Company—Acquisitions and Joint Ventures”). Our business would be subject to the following additional risk factors if we are successful in acquiring Caremark.

We must incur additional indebtedness to acquire the shares of Caremark common stock. We expect, but cannot guarantee, the combined company will be able to make all required principal and interest payments when due

Our indebtedness following the acquisition of Caremark would be significantly higher than our current indebtedness and higher than the sum of our current indebtedness and Caremark’s current indebtedness. Our total indebtedness as of December 31, 2006 was approximately $1.5 billion. Our pro forma total indebtedness as of September 30, 2006, after giving effect to the acquisition of 100% of the outstanding shares of Caremark common stock would be approximately $13.4 billion and could be as high as approximately $15.0 billion if we complete the exchange offer and related second-step merger. Based upon current levels of operations, anticipated growth and experience in paying down debt incurred to fund acquisitions, we expect, but cannot guarantee, the combined company would be able to generate sufficient cash flow to make all of the principal and interest payments under this indebtedness when such payments are due.

Our increased level of indebtedness could impact our operations and liquidity

Our increased indebtedness following a Caremark acquisition could, during the period in which it is outstanding, have important consequences to holders of our common stock. For example, it could:

•	cause us to use a portion of our cash flow from operations for debt service rather than for our operations;

•	cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	cause us to be more vulnerable to general adverse economic and industry conditions;

•	cause us to be disadvantaged compared to competitors with less leverage;

•	result in a downgrade in the rating of our indebtedness which could increase the cost of further borrowings; and

•	subject us to interest rate risk because some of our borrowing will be at variable rates of interest.

If we are unable to comply with restrictions in the proposed credit facilities, the indebtedness thereunder could be accelerated

The credit facilities contemplated by the commitment letter received by us in connection with the Caremark transaction would impose restrictions on us and require certain payments of principal and interest over time. A failure to comply with these restrictions or to make these payments could lead to an event of default which could result in an acceleration of the indebtedness. We cannot make any assurances our future operating results will be sufficient to ensure compliance with the covenants in our agreements or to remedy any such default. In the event of an acceleration of this indebtedness, we may not have or be able to obtain sufficient funds to make any accelerated payments.

After we accept shares of Caremark common stock for exchange in the offer, it is possible we will not have effective control over the governance or operations of Caremark or be able to promptly consummate a second-step merger with Caremark

If we do not acquire at least 90% of the issued and outstanding shares of Caremark common stock pursuant to the exchange offer, we could be limited in our ability to control the operations of Caremark or to promptly effect the related second-step merger. Caremark’s board of directors currently consists of three separate classes, and members within each class serve three year terms. If Caremark’s board does not negotiate a merger agreement with us, a total of two Caremark stockholder meetings (including the 2007 annual meeting of stockholders) could be required before our nominees, or other persons who support a transaction with us, would constitute a majority of Caremark’s board of directors. During this period, Caremark’s existing board of directors could take actions, or refuse to consent to actions, which would permit the integration of Caremark and us.

Uncertainties exist in integrating the business and operations of Caremark and us

Following a successful acquisition of Caremark, we intend, to the extent possible, to integrate Caremark’s operations with our operations. Although we believe the integration of Caremark’s operations into our operations will be achievable, there can be no assurance we will not encounter substantial difficulties integrating Caremark’s operations with our operations, which could result in a delay or the failure to achieve the anticipated benefits and synergies of the combination and, therefore, the expected increases in earnings and cost savings. Additionally, these cost savings and increases in earnings may be lower than we currently expect, or may not be realized.

We would be required to obtain governmental and regulatory consents to consummate the acquisition of Caremark, which, if delayed, not granted or granted with unacceptable conditions, may result in additional expenditures of money and resources and/or reduce the anticipated benefits of the combination contemplated by the offer

The consummation of our acquisition of Caremark, and the exchange offer, would each require the receipt of all material governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting periods under the HSR Act and regulatory clearance from the Tennessee Insurance Commissioner with respect to Caremark’s Tennessee domiciled insurance company subsidiary. The governmental agencies from which we will seek these approvals or exemptions have broad discretion in administering the governing regulations. As a condition to their approval of such transactions contemplated, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. These requirements, limitations, costs, divestitures or restrictions could reduce the anticipated benefits of the combination of our business with Caremark. Further, if we agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any required approvals , these requirements, limitations, additional costs or restrictions could adversely affect the two companies’ ability to integrate their operations or reduce the anticipated benefits of the combination. This could have a material adverse effect on the business and results of operations of the combined company. The necessary regulatory approvals are described in detail in the exchange offer registration statement.

The acquisition of Caremark’s stock could trigger certain provisions contained in Caremark’s employee benefit plans or agreements that could require us to make change of control payments or permit a counter-party to an agreement with Caremark to terminate that agreement

Certain of Caremark’s employee benefit plans or agreements contain change of control clauses providing for compensation to be granted to certain members of Caremark senior management either upon a change of control, or if, following a change of control, Caremark terminates the employment relationship between Caremark and these employees, or if these employees terminate the employment relationship because their respective positions with Caremark have materially changed. If successful, our acquisition of Caremark’s stock would likely constitute a change of control, thereby giving rise to potential change of control payments.

Because we have not had the opportunity to review Caremark’s non-public information, there may be other agreements that permit a counter-party to terminate an agreement because the offer or the second-step merger would cause a default or violate an anti-assignment, change of control or similar clause. If this happens, we may have to seek to replace that agreement with a new agreement. We cannot assure you that we will be able to replace a terminated agreement on comparable terms or at all. Depending on the importance of a terminated agreement to Caremark’s business, failure to replace that agreement on similar terms or at all may increase the costs to us of operating Caremark’s business or prevent us from operating part or all of Caremark’s business.

The consummation of the offer may accelerate Caremark’s existing indebtedness

Under Caremark’s existing credit agreement, our acceptance for exchange of a majority of the outstanding shares of common stock of Caremark may be deemed a “change of control” which would cause the indebtedness under Caremark’s credit agreement to become immediately due and payable. Caremark may not be able to refinance its existing debt or only on conditions less favorable for Caremark, either of which may have an adverse effect on the value of the stock of Caremark and, indirectly on the value of our stock. If we do not control Caremark and are unable to complete the second-step merger, we may not be able to assist Caremark in obtaining alternative financing.

The market for our common stock may be adversely affected by the issuance of shares pursuant to the offer and the second-step merger

In connection with the exchange offer and the second-step merger, we would issue approximately 185,428,000 shares of our common stock. The increase in the number of shares of our common stock may lead to sales of such stock or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock.

Item 1B—Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2 - Properties

We operate our United States and Canadian PBM and SAAS segments out of leased and owned facilities throughout the United States and Canada. The Company’s main facilities are as follows:

PBM Facilities	SAAS Facilities
Maryland Heights, Missouri (six facilities)	Orlando, Florida (two facilities)
Tempe, Arizona (three facilities)	Lake Mary, Florida (three facilities)
Bloomington, Minnesota (two facilities)	Maryland Heights, Missouri (two facilities)
Bensalem, Pennsylvania (two facilities)	Lincoln Park, New Jersey (two facilities)
Troy, New York	Montville, New Jersey
Albuquerque, New Mexico	Grove City, Ohio (two facilities)
Horsham, Pennsylvania	Louisville, Kentucky (two facilities)
Montreal, Quebec	Byfield, Massachusetts
Mississauga, Ontario	Pinebrook, New Jersey
East Hanover, New Jersey	Sparks, Nevada
Swatara, Pennsylvania	Braintree, Massachusetts
St. Mary’s, Georgia	Marietta, Georgia
Pueblo, Colorado	Greensboro, North Carolina
Dayton, Ohio
Lexington, Kentucky
Brewster, New York

Our Maryland Heights, Missouri facility houses our corporate offices. We believe our facilities generally have been well maintained and are in good operating condition. As of January 1, 2007, our existing facilities comprise approximately 2.8 million square feet in the aggregate. This table does not reflect a lease agreement we signed during 2005 for a new corporate headquarters. The building is in the process of being built and we do not anticipate taking possession until the first quarter of 2007. The annual lease commitments will begin at approximately $4.5 million and the term of the lease is ten and a half years.

We own and lease certain of our computer systems at processing centers managed, maintained and operated by EDS in Plano, Texas and Auburn Hills, Michigan. Our software for claims processing, drug utilization review, pharmacy operations and other products has been developed internally by our employees or purchased under perpetual, nonexclusive license agreements with third parties. Our computer systems at each site are extensively integrated and share common files through local and wide area networks. Uninterruptible power supply and diesel generators allow our computers, telephone systems and pharmacies at each major site to continue to function during a power outage. To protect against loss of data and extended downtime, we store software and redundant data files at both on-site and off-site facilities on a regular basis and maintain contingency operation plans with an annual test. We cannot, however, provide any assurance that our contingency plans would adequately address all relevant issues.

Item 3 -- Legal Proceedings

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

These matters are:

•
Multi-District Litigation - The Judicial Panel on Multi-District Litigation on April 29, 2005 transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings including the following: Minshew v. Express Scripts (Case No. Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri) (filed December 12, 2001); Lynch v. National Prescription Administrators, et al. (Case No. 03 CV 1303, United States District Court for the Southern District of New York) (filed February 26, 2003); Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri) (filed October 23, 2003); Wagner et al. v. Express Scripts (Case No. 04cv01018 (WHP), United States District Court for the Southern District of New York) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (Case No. 04-CV-0626 (FIS) (RFT), United States District Court for the Southern District of New York) (filed April 27, 2004); Correction Officers' Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (Case No. 04-Civ-7098 (WHP), United States District Court for the Southern District of New York) (filed August 5, 2004); United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al. (Case No. 04-CV-7472, United States District Court for the Southern District of New York) (filed September 21, 2004); Central Laborers' Welfare Fund, et al v. Express Scripts, Inc., et al (Case No. B04-1002240, United States District Court for the Southern District of Illinois) (filed September 27, 2004); New England Health Care Employees Welfare Fund v. Express Scripts, Inc. (Case No. 4:05-cv-1081, United States District Court for the Eastern District of Missouri) (filed October 28, 2004); and Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Case No. B05-1004036, United States District Court for the Eastern District of Missouri) (filed May 27, 2005). The plaintiffs assert that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, constitute violations including fiduciary duties under the Federal Employee Retirement Income Security Act (ERISA), common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices. The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries. The various complaints seek money damages and injunctive relief. Discovery is proceeding in these cases. Plaintiffs have filed motions for class certification of the ERISA plans and for partial summary judgment on the issue of our fiduciary status under ERISA. These motions have been fully briefed and argued.

•
Jerry Beeman, et al. v. Caremark, et al. (Case No. 021327, United States District Court for the Central District of California). On December 12, 2002 a complaint was filed against us and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. On June 2, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's opinion on standing and remanded the case to the district court.

•
Anthony Bradley, et al v. First Health Services Corporation, et al (Case No. BC319292, Superior Court for the State of California, County of Los Angeles). On July 30, 2004, plaintiffs filed a complaint as a putative class action, alleging rights to sue as a private attorney general under California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. Plaintiffs request injunctive relief, unspecified monetary damages and attorneys’ fees. Several of the plaintiffs are the same as in Beeman, et al v. Caremark, et al, and the relief sought is substantially the same as that sought in Beeman. Our motion to dismiss the complaint was granted and plaintiffs appealed.

•
Irwin v. AdvancePCS, et al. (Case No. RG030886393, Superior Court of the State of California for Alameda County) (filed March 26, 2003). This case is brought by plaintiff alleging his right to sue as a private attorney general under California law. This case purports to be a class action against us and other PBM defendants on behalf of self-funded, non-ERISA health plans; and individuals with no prescription drug benefits that have purchased drugs at retail rates. The complaint alleges that certain business practices engaged in by us and by other PBM defendants violated California's Unfair Competition Law. The suit seeks unspecified monetary damages and injunctive relief. This case has been coordinated with the AFSCME case in Los Angeles County Superior Court. Our motion for judgment on the pleadings in our favor was granted, with plaintiffs given leave to file an amended complaint which they did.

•
North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama) (filed October 1, 2003). This case purports to be a class action against us on behalf of independent pharmacies within the United States. The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq. The suit seeks unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification was granted on March 3, 2006. A motion filed by the plaintiffs in an antitrust matter against Medco and Merck in the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation requesting transfer of this case and others to the Eastern District of Pennsylvania for MDL treatment was granted on August 24, 2006.

•
People of the State of New York, et al v. Express Scripts, Inc.(Case No. 4669-04, Supreme Court of the State of New York, County of Albany). On August 4, 2004, the State of New York filed a complaint against us and Cigna Life Insurance Co. The complaint alleges certain breaches of contract and violations of civil law in connection with our management of the prescription drug plan for the State of New York and its employees. The complaint also alleges certain violations of civil law in connection with the Company's therapeutic interchange programs. The State has requested injunctive relief, unspecified monetary damages and attorney's fees. The court originally stayed this action pending the outcome of the Wagner and Scheuerman cases, referred to above, both of which assert claims relating to the New York State prescription drug plan. The court issued an order to lift the stay in February 2006. On July 25, 2006, our motion to dismiss this case was granted in part and denied in part. Specifically, the State's claims based on allegations of breach of fiduciary duty, negligent misrepresentation and violations of the State's Education Law were dismissed in their entirety. Portions of the State's claims alleging violations of the State's General Business Law Section 349 were also dismissed because of the running of the applicable statute of limitations. Discovery is now proceeding.

•
In re Express Scripts Securities Litigation (Case No. 4:04-CV-1009, United States District Court for the Eastern District of Missouri ) The shareholder lawsuits, Sylvia Childress, et al v. Express Scripts, Inc., et al (Case No. 04-CV-01191, United States District Court for the Eastern District of Missouri) (filed September 2, 2004) Lidia Garcia, et al v. Express Scripts, Inc., et al (Case No. 04-CV-1009, United States District Court for the Eastern District of Missouri) (filed August 5, 2004); Robert Espriel, et al v. Express Scripts, Inc., et al (Case No. 04-CV-01084, United States District Court for the Eastern District of Missouri filed) (August 16, 2004); Raymond Hoffman, et al v. Express Scripts, Inc., et al (Case No. 04-CV-01054, United States District Court for the Eastern District of Missouri) (filed August 12, 2004); John R. Nicholas, et al v. Express Scripts, Inc., et al (Case No. 04-CV-1295, United States District Court for the Eastern District of Missouri) (filed September 21, 2004); John Keith Tully, et al v. Express Scripts, Inc., et al (Case No. 04-CV-01338, United States District Court for the Eastern District of Missouri) (filed October 1, 2004), were consolidated. On September 13, 2005, plaintiffs filed an amended complaint. The complaint alleges that Express Scripts and certain of our officers violated federal securities law. The complaint alleges that we failed to disclose certain alleged improper business practices and issued false and misleading financial statements and that certain officers violated insider trading laws. The complaint is brought on behalf of purchasers of our stock during the period October 29, 2003 to August 3, 2004. The complaint requests unspecified compensatory damages, equitable relief and attorney's fees. Defendants have filed a motion to dismiss.

•
Derivative lawsuits: Scott Rehm, Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Case No. 044-1960a, Missouri Circuit Court, City of St. Louis) (filed August 27, 2004); Charles Manzione, Derivatively on Behalf of Express Scripts, Inc. v. Barrett Toan et al (Case No. 4:04-CV-1608, United States District Court for the Eastern District of Missouri) (filed October 22, 2004); Gary Miller Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Case No. 042-08632, Missouri Circuit Court, City of St. Louis) (filed October 22, 2004). Judith Deserio, Derivatively on behalf of Nominal Defendant, Express Scripts, Inc. v. Stuart L. Bascomb, et al (filed December 22, 2004) were consolidated with Miller. Plaintiffs have filed shareholder derivative lawsuits against certain of our current and former directors and officers. The cases make various allegations including that the defendants caused us to issue false and misleading statements, insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Plaintiffs demand unspecified compensatory damages, equitable relief and attorney's fees.

•
Pearson’s Pharmacy, Inc. and Cam Enterprises, Inc. d/b/a Altadena Pharmacy v. Express Scripts, Inc. (Case No. 3:06-CV-00073-WKW, United States District Court for the Middle District of Alabama) (filed January 26, 2006). On February 15, 2006, an amended complaint alleging a class action on behalf of all pharmacies reimbursed based upon Average Wholesale Price was filed. The complaint alleges that we fail to properly reimburse pharmacies for filling prescriptions. Plaintiffs seek unspecified monetary damages and injunctive relief. On March 31, 2006, we filed a motion to dismiss the complaint.

•
Inola Drug, Inc. v. Express Scripts, Inc. (Case No. 06-CV-117-TCK-SAJ, United States District Court for the Northern District of Oklahoma). On February 22, 2006 a class action lawsuit was filed alleging that our reimbursement to pharmacies violates the Oklahoma Third Party Prescriptions Act. The complaint also alleges that we fail to properly reimburse pharmacies for filling prescriptions based on Average Wholesale Price. The proposed classes include all pharmacies in the United States who contract with us and all pharmacies in Oklahoma who contract with us. We have filed a motion to dismiss the complaint on June 12, 2006.

•
Ronald A. Katz Technology Licensing, L.P. v. Ahold USA, Inc., et al (Case No. C6-545, United States District Court for the District of Delaware). On September 1, 2006,  Ronald A. Katz Technology Licensing, L.P. filed a complaint against us for infringement of 16 patents allegedly relating to interactive phone call processing. We are accused of practicing the patents in our telephone systems that allows members to order prescription refills, pay for prescriptions, access account information, and locate participating pharmacies. Plaintiff is seeking an order for an accounting of damages, damages for infringement of all patents, an injunction as to the patents that have not yet expired, treble damages for willful infringement, and attorneys' fees. We intend to contest the action vigorously.

The investigation by the U.S. Attorney's Office in Boston, Massachusetts of various possible health care offenses and other federal crimes continues. We believe the original subject matter of the investigation relating to TAP Pharmaceuticals is no longer at issue, but other issues remain the subject of the investigation. Specifically, the investigation now relates to our formulary development process, our business relationships with certain pharmaceutical manufacturers, and the dispensing of a specialty pharmaceutical product. We continue to comply with the subpoenas and are cooperating with the investigation.

The Company received several letters from the Kansas City, Missouri office of the DOL indicating that DOL is undertaking an investigation of the Company to determine whether any person has violated Title I of ERISA and directing the Company to produce documents relating to various aspects of the Company's business. The Company is cooperating with the investigation.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5 — Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ESRX”. The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated. These prices have been adjusted to reflect the two-for-one stock split effective June 24, 2005, in the form of a stock dividend of one share for each outstanding share to holders of record on June 10, 2005.

	Fiscal Year 2006		Fiscal Year 2005
Common Stock	High	Low	High	Low
First Quarter	$95.00	$82.15	$43.88	$36.54
Second Quarter	88.88	63.83	52.50	42.05
Third Quarter	84.97	68.81	62.47	45.04
Fourth Quarter	77.80	58.79	90.80	59.40

Holders. As of December 31, 2006, there were 450 stockholders of record of our common stock. We estimate there are approximately 108,077 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the three months ended December 31, 2006 (share data in millions):

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

10/1/2006 - 10/31/2006	-	$-	-	6.1
11/1/2006 - 11/30/2006	-	-	-	6.1
12/1/2006 - 12/31/2006	-	-	-	6.1
Fourth quarter 2006 total	-	$-	-

We have a stock repurchase program, originally announced on October 25, 1996. In May 2006, our Board of Directors authorized a 10.0 million share increase to the existing 38.0 million share repurchase program. In February 2007, our Board of Directors authorized an increase in the program such that subsequent to the resolution, we are authorized to repurchase up to $1.0 billion worth of shares or 14.1 million shares, whichever occurs first. There is no limit on the duration of the program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility. In the event that we are not successful in our bid to acquire Caremark (see—“Recent Developments”), we expect to repurchase up to $1.0 billion of shares as soon as practicable.

Item 6 - Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements, including the related notes, and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions, except per share data)	2006	2005(1)	2004(2)	2003	2002(3)
Statement of Operations Data (for the Year Ended December 31):

Revenues (4) (5)	$17,660.0	$16,212.0	$15,114.7	$13,294.5	$12,270.5
Cost of revenues(4) (5)	16,163.0	15,012.8	14,170.5	12,428.2	11,447.1
Gross Profit	1,497.0	1,199.2	944.2	866.3	823.4
Selling, general and administrative	672.9	556.1	451.2	417.2	451.7
Operating income	824.1	643.1	493.0	449.1	371.7
Other expense, net	(83.6)	(28.4)	(42.4)	(43.8)	(43.7)
Income before income taxes	740.5	614.7	450.6	405.3	328.0
Provision for income taxes	266.1	214.6	172.4	154.7	125.2
Income before cumulative effect of
accounting change	474.4	400.1	278.2	250.6	202.8
Cumulative effect of accounting change,
net of tax(6)	-	-	-	(1.0)	-
Net income	$474.4	$400.1	$278.2	$249.6	$202.8

Basic earnings per share:(7)
Before cumulative effect of accounting change	$3.39	$2.72	$1.82	$1.61	$1.30
Cumulative effect of accounting change	-	-	-	(0.01)	-
Net income	$3.39	$2.72	$1.82	$1.60	$1.30

Diluted earnings per share:(7)
Before cumulative effect of accounting change	$3.34	$2.68	$1.79	$1.59	$1.27
Cumulative effect of accounting change	-	-	-	(0.01)	-
Net income	$3.34	$2.68	$1.79	$1.58	$1.27

Weighted average shares outstanding:(7)
Basic	139.8	146.8	152.8	155.7	155.7
Diluted	142.0	149.5	155.0	157.9	159.3

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$131.0	$477.9	$166.1	$396.0	$190.7
Working capital	(657.3)	(137.8)	(370.4)	(66.3)	(149.9)
Total assets	5,108.1	5,493.5	3,600.1	3,409.2	3,207.0
Debt:
Short-term debt	180.1	110.0	22.1	-	3.3
Long-term debt	1,270.4	1,400.5	412.1	455.0	562.6
Stockholders’ equity	1,124.9	1,464.8	1,196.3	1,194.0	1,002.8

Selected Data (for the Year Ended December 31):
Network pharmacy claims processed(8)	390.3	437.3	398.8	378.9	354.9
Home delivery pharmacy prescriptions filled	41.2	40.2	38.1	32.3	27.2
SAAS prescriptions filled	5.7	5.4	3.5	3.6	3.1

Cash flows provided by operating activities	$658.6	$792.9	$496.2	$457.9	$426.0
Cash flows used in investing activities	(101.0)	(1,368.6)	(397.0)	(42.8)	(548.7)
Cash flows (used in) provided by
financing activities	(904.7)	887.0	(330.4)	(212.5)	135.6
EBITDA(9)	925.1	727.5	563.1	503.2	453.8

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
(4)   We have reclassified certain amounts deemed immaterial between PBM revenue and PBM cost of revenue in the years ended December 31, 2006 and 2005. There is no effect on consolidated gross profit.
(5)   Excludes estimated retail pharmacy co-payments of $4,175.3, $5,821.8, $5,545.9, $5,276.1, and $4,349.9 for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.
(6)   As a result of the adoption of FAS 143,"Accounting for Asset Retirement Obligations" we recorded a $1.0 million loss, net of tax, as the cumulative effect of change in accounting principle in 2003.
(7)   Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock split effective June 24, 2005.
(8)   Excluded from the network claims are manual claims and drug formulary only claims where we only administer the clients formulary.
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

We have provided below a reconciliation of EBITDA to net income and to net cash provided by operating activities as we believe they are the most directly comparable measures calculated under Generally Accepted Accounting Principles:

	Year Ended December 31,
(in millions)	2006	2005	2004	2003	2002
Net income	$474.4	$400.1	$278.2	$249.6	$202.8
Income taxes	266.1	214.6	172.4	154.7	125.2
Depreciation and amortization	101.0	84.4	70.1	54.1	82.1
Interest expense, net	82.0	26.0	37.9	38.0	39.2
Undistributed loss from joint venture	1.6	2.4	4.5	5.8	4.5
Cumulative effect of accounting
change, net of tax	-	-	-	1.0	-
EBITDA	925.1	727.5	563.1	503.2	453.8
Current income taxes	(258.2)	(196.3)	(153.3)	(120.2)	(95.3)
Change in operating assets and
liabilities (excluding effects of	30.1	219.6	80.9	84.1	62.5
acquisitions)
Interest expense less amortization	(80.0)	(20.9)	(30.2)	(35.0)	(35.3)
Bad debt expense	17.7	18.3	6.2	(2.6)	17.9
Tax benefit from employee stock
compensation	-	35.6	10.9	26.9	16.9
Amortization of unearned comp.
under employee plans	27.6	11.5	11.8	8.3	9.8
Undistributed loss from joint venture	(1.6)	(2.4)	(4.5)	(5.8)	(4.5)
Other, net	(2.1)	-	11.3	(1.0)	0.2

Net cash provided by operating activities	$658.6	$792.9	$496.2	$457.9	$426.0

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

Through our Specialty and Ancillary Services (“SAAS”) segment, we provide specialty services, including patient care and direct specialty home delivery to patients; distribution of infusion drugs to patient homes, physician offices, and infusion centers; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharmaceutical manufacturer clients; fertility services to providers and patients; and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions. SAAS does not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks; these prescriptions are reflected in PBM network revenues. We also provide services which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored patient assistance programs and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure.

We report two segments: PBM and SAAS (see “—Results of Operations”). Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated by our PBM and SAAS segments represented 98.3% of revenues for the year ended December 31, 2006, respectively, as compared to 98.2% and 98.6% for the years ended December 31, 2005 and 2004, respectively.

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

Our business model is built around the alignment of our financial interests with those of our clients and members in making the use of prescription drugs safer and more affordable. The improvement in our consolidated results of operations in 2006 over 2005 was primarily driven by factors which also reduce pharmacy trends for our clients. In 2006, we benefited from higher generic utilization (57.6% in 2006 compared to 54.4% in 2005), better management of ingredient costs (resulting from renegotiation of certain supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs) and increased home delivery volume. In addition, our results of operations in 2006 improved over 2005 as a result of increased workforce efficiencies and the consolidation of certain of our facilities. These positive trends were partially offset by a decrease in network claims volume due to client attrition in 2006. We believe the positive impact resulting from increased generic usage, productivity improvements, and increased home delivery volume will continue to generate improvement in our results of operations in the future.

Current results of operations for our SAAS segment were negatively affected by the migration of members from our Patient Assistance Programs to the Medicare Part D program, by margin declines in our core specialty and distribution business units and by integration expenses. We believe that the infrastructure investments made during integration, certain management and reporting changes implemented in 2006, and our improved success in being awarded specialty products in limited and exclusive networks position us to capitalize on the growth opportunities in the specialty marketplace.

RECENT DEVELOPMENTS
As noted above, on December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark common stock for $29.25 in cash and 0.426 shares of Express Scripts stock per share of Caremark common stock. We have executed commitment letters with Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as lead arrangers, and Credit Suisse, Cayman Islands Branch and Citicorp North America, Inc. to fully finance the proposed transaction and have re-filed our notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”) with the Federal Trade Commission on February 6, 2007. Despite our strong belief that our offer is superior, Caremark has announced its Board of Directors has determined our offer does not and is not reasonably likely to constitute a superior proposal to its proposed merger with CVS Corporation (“CVS”). In furtherance of our acquisition proposal, on January 16, 2007 we commenced an exchange offer based on the economic terms in our December 18, 2006 proposal. The specific terms of the exchange offer are set forth in a prospectus/offer to exchange which forms a part of the Registration Statement on Form S-4 which we filed on January 16, 2007 and which we amended on February 6, 2007. In addition, on January 24, 2007, we began formally soliciting proxies from Caremark’s stockholders in opposition to the proposed Caremark/CVS merger to be considered at a special meeting of Caremark stockholders scheduled to be held on February 20, 2007. We also notified Caremark on January 8, 2007 that we are proposing to nominate four director candidates for election to Caremark’s Board of Directors at Caremark’s 2007 annual meeting.

If we are successful in this endeavor, we expect to incur additional debt in the range of $13.0 billion to $15.0 billion. As a result of this additional indebtedness and associated interest expense, we anticipate the acquisition to be dilutive to earnings in 2007.

Through January 31, 2007, we have incurred approximately $10.0 million of costs related to the proposed transaction. Additional costs incurred during 2007 could be significant.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. Certain of the accounting policies which most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” and with the other notes to the consolidated financial statements.

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

SELF-INSURANCE RESERVES

ACCOUNTING POLICY
We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with Financial Accounting Standard (“FAS”) No. 5, “Accounting for Contingencies.” Under FAS 5, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the lower end of the range.

FACTORS AFFECTING ESTIMATE
Self-insurance reserves are based on management’s estimates of the costs to defend legal claims. We do not have significant experience with certain of these types of cases. As such, differences between actual costs and management’s estimates could be significant. Actuaries do not have a significant history with the PBM industry. Therefore, changes to assumptions used in the development of these reserves can affect net income in a given period. In addition, changes in the legal environment and the number and nature of claims could impact our estimate.

ASSET IMPAIRMENT

ACCOUNTING POLICY
FAS 142, “Goodwill and Other Intangible Assets,”requires that goodwill and certain intangible assets with indefinite useful lives be subject to an impairment test performed on an annual basis or whenever events or circumstances indicate impairment may have occurred. We perform our annual impairment tests in the fourth quarter of each fiscal year. We evaluate goodwill separately for the U.S. PBM operations, Canadian PBM operations and the SAAS reporting unit.  No such impairment existed at December 31, 2006 or 2005. In addition, we evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of other long lived assets, including intangible assets, may warrant revision or the remaining balance of an asset may not be recoverable.

FACTORS AFFECTING ESTIMATE
The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. Assessment of impairment requires assumptions about discount rates, inflation rates and earnings growth rates and could be impacted by other internal factors and external economic conditions.

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

•
Discounts and contractual allowances related to our SAAS revenues are estimated based on historical collections over a recent period for the sales that are recorded at gross amounts. The percentage is applied to the applicable accounts receivable balance that contains gross amounts for each period. Any differences between the estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of revenues for any period if actual performance varies from estimates. Allowances for returns are estimated based on historical return trends.

•
Specialty revenues earned by our SAAS segment are recognized at the point of shipment. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments.

•
SAAS product revenues include revenues earned through the distribution of specialty drugs to clients as well as supplies provided through the distribution business, as well as administering sample card programs for certain manufacturers. We include ingredient cost of those drug samples dispensed from retail pharmacies in our SAAS revenues and the associated costs for these sample card programs in cost of revenues.

•
SAAS service revenues include revenues earned through providing reimbursement solutions and product support to pharmaceutical manufacturers, biotechnology companies, and medical device companies, revenues derived from our group purchasing organization, and administrative fees for the verification of practitioner licensure and the distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives.

RESULTS OF OPERATIONS

We maintain a PBM segment, consisting of our domestic and Canadian PBM operations, and a SAAS segment, which consists of our specialty operations of CuraScript and our Specialty Distribution Services (“SDS”) and Phoenix Marking Group LLC (“PMG”) service lines. Prior to the third quarter of 2006, SDS and PMG were included in a separate Pharma Business Solutions (“PBS”) segment. During the third quarter of 2006, the operations of the Specialty business and the PBS unit were combined in order to capture the natural synergies between these two businesses, which share common products and customers. Accordingly, these two businesses are now combined into one reporting segment labeled SAAS. Prior period data has been reclassified to reflect the change in our operating and reporting segment. We have reclassified certain amounts deemed immaterial between PBM revenue and PBM cost of revenue. There is no effect on consolidated gross profit.

PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2006	Increase/ (Decrease)	2005	Increase/ (Decrease)	2004
Product revenue
Network revenues	$8,797.4	(4.0%)	$9,164.7	(2.4%)	$9,387.3
Home delivery revenues	5,166.0	3.0%	5,014.7	5.1%	4,770.9
Service revenues	163.0	7.1%	152.2	51.1%	100.7
Total PBM revenues	14,126.4	(1.4%)	14,331.6	0.5%	14,258.9
Cost of PBM revenues	12,870.5	(3.2%)	13,292.8	(0.9%)	13,410.3
PBM gross profit	1,255.9	20.9%	1,038.8	22.4%	848.6
PBM SG&A expenses	511.5	7.2%	477.0	16.3%	410.0
PBM operating income	$744.4	32.5%	$561.8	28.1%	$438.6

Total adjusted PBM Claims(1)	513.9	(7.9%)	557.9	8.7%	513.1

(1)	PBM adjusted claims represent network claims plus mail claims, which are multiplied by 3, as mail claims are typically 90 day claims and network claims are generally 30 day claims.

Network claims decreased by 47.0 million, or 10.7%, in 2006 from 2005. These decreases are primarily due to the loss of lives resulting from the attrition of several clients, including the shift to the government funded benefit, Medicare Part D. Total home delivery claims increased by 1.0 million claims, or 2.5% in 2006 over 2005, primarily due to the increased usage of our home delivery pharmacies by members of new and existing clients. These increases were mostly offset by the client attrition as described above. On an adjusted basis, total PBM claims decreased 7.9% in 2006 from 2005, and increased 8.7% in 2005 over 2004.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 vs. 2005

 Network pharmacy revenues decreased $367.3 million, or 4.0%, in 2006 from 2005.  There are two primary components to our change in network revenues, changes in volume and changes in price.  Approximately $985.1 million of the decrease in network pharmacy revenues is attributable to lower claim volumes, as described above.

Two factors affect changes in price: inflation and the mix of the prescriptions processed at network pharmacies. Average revenue per network claim increased 7.5% in 2006 from 2005 as a result of inflation and a significant reduction in claim volume from members participating in discount card programs with 100% co-payments who transitioned to Medicare Part D programs.  For these discount programs, we do not include member co-payments to retail pharmacies in revenue or cost of revenue, and as such, only report administrative fees as revenues. A reduction of these lower revenue claims from last year results in a higher average revenue per network claim this year.  Additionally, our generic penetration rate affects our average revenue per network claim. As our penetration rate has increased to 59.1% of total network claims in 2006 as compared to 55.4% in 2005, it offsets the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

The $151.3 million, or 3.0%, increase in home delivery revenues in 2006 over 2005 is primarily attributable to higher claim volumes, which accounted for an increase in revenues of approximately $124.3 million. This is primarily due to the increased usage of our home delivery pharmacies by members of new and existing clients, as described above.

Average revenue per home delivery claim increased 0.5% in 2006 from 2005, primarily due to inflation and a significant reduction in claim volume from members participating in discount programs who transitioned to Medicare Part D programs, as described above.  Partially offsetting this increase is our generic penetration rate which affects our average revenue per home delivery claim. Our penetration rate has increased to 45.7% of total home delivery claims in 2006 as compared to 43.6% in 2005.  Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g. therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

PBM service revenues include amounts received from clients for therapy management services such as prior authorization and step therapy protocols and administrative fees earned for processing claims for clients utilizing their own retail pharmacy networks. PBM service revenues increased $10.8 million, or 7.1%, in 2006 over 2005 primarily due to growth in our Canadian PBM and growth in our Step Therapy Programs, which help our clients save money by focusing the use of medications according to clinically developed algorithms.

Cost of PBM revenues decreased $422.3 million, or 3.2% in 2006 from 2005 as a result of the 7.9% decrease in adjusted claims volume, as well as better management of ingredient costs resulting from renegotiation of certain supplier contracts. Offsetting these decreases was an increase in the cost of revenue per adjusted claim in 2006 of 5.1%, primarily from ingredient cost inflation and a significant reduction of 100% co-payment claims as discussed above.

        Our PBM gross profit increased $217.1 million, or 20.9%, in 2006 over 2005. This mainly resulted from client cost savings from the increase in the aggregate generic fill rate, better management of ingredient costs resulting from renegotiation of certain supplier contracts and higher home delivery volumes. The increase in gross profit related to the aggregate generic fill rate was partially offset by lower rebates received from pharmaceutical manufacturers, net of amounts we share with our clients.

Selling, general and administrative expense (“SG&A”) for our PBM segment increased $34.5 million, or 7.2%, in 2006 as compared to 2005 primarily as a result of the following factors:

•	Stock option expense of $20.3 million recognized in 2006 due to the implementation of FAS 123R, “Share-Based Payment”.
•	Increased spending of $22.5 million in 2006 over the same periods of 2005, on costs to improve the operation and the administrative functions supporting the management of the pharmacy benefit.
•
Partially offsetting the increases noted above, prior year SG&A included bad debt expense of approximately $8.9 million, primarily relating to an increase in the allowance for receivables from our clients’ members.

PBM operating income increased $182.6 million, or 32.5%, in 2006 over 2005, based on the various factors described above.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 vs. 2004

Network pharmacy revenues decreased $222.6 million, or 2.4%, from 2004 to 2005, primarily due to the following factors:

•
Network pharmacy revenues decreased $366.3 million from 2004 to 2005 as a result of a higher mix of lower-cost generic claims and a 2.5% increase in the average co-payment per retail pharmacy claim. Generic claims made up 55.4% of total network claims processed during 2005 as compared to 51.9% during 2004. We do not include member co-payments to retail pharmacies in revenue or cost of revenue.

•	These factors were partially offset by an increase in pharmacy claims, resulting in a $143.7 million increase in network pharmacy revenues as compared to 2004.

The $243.8 million, or 5.1%, increase in home delivery pharmacy revenues in 2005 over 2004 is attributable to the following factors:

•
We processed an additional 2.1 million claims in 2005 over 2004, resulting in a $250.7 million increase in home delivery pharmacy revenues. The increase in home delivery volume is primarily due to the increased usage of our home delivery pharmacies by members of existing clients.

•
A decrease in the average home delivery revenue per claim reduced home delivery pharmacy revenues by $6.9 million in 2005 from 2004. The decrease in average home delivery revenue per claim is primarily due to a higher mix of generic claims. Our generic fill rate increased to 43.6% in 2005 from 40.5% in 2004.

PBM service revenues increased $51.5 million, or 51.1%, in 2005 over 2004 primarily due to the implementation of the DOD TRICARE retail program in June 2004.

PBM cost of revenues decreased $117.5 million, or 0.9%, from 2004 to 2005 as a result of the following:

•
Net decreases in the average cost per claim and a higher mix of generic claims decreased cost of revenues by approximately $369.3 million from 2004 to 2005. The decrease in average cost per claim is due principally to reductions in our acquisition cost for retail pharmacy services and home delivery inventory.

•	These decreases were partially offset by the increases in network and home delivery claims volume resulting in higher PBM cost of revenues of $251.5 million as compared to the same periods of 2004.

Our PBM gross profit increased $190.2 million, or 22.4%, in 2005 over 2004. As mentioned above, this mainly resulted from client cost savings from the increase in the aggregate generic fill rate, better management of ingredient costs resulting from renegotiation of certain supplier contracts and higher home delivery volumes.

SG&A for our PBM segment increased $67.0 million, or 16.3%, in 2005 as compared to 2004 primarily as a result of the following factors:

•
Increased spending of $55.8 million from 2004 to 2005 on costs to improve the operation and the administrative functions supporting the management of the pharmacy benefit, primarily through increased management incentive compensation.

•	Increased spending related to Medicare Part D, including costs to develop the capabilities necessary to support our PDP clients.
•	Increased spending on infrastructure primarily due to the development of a new Patient Care Contact Center in Pueblo, Colorado in 2005.
•	Bad debt expense increased $7.6 million from 2005 from 2004, related to an increase in the allowance for receivables from our clients’ members.
•
Partially offsetting the increases noted above, prior year SG&A included a $25.0 million charge recorded in the third quarter to increase legal reserves and a $12.0 million increase in the PCA loss reserve recorded in December 2004 against the unsecured borrowings by PCA under the line of credit we extended (see “—Liquidity and Capital Resources”).

PBM operating income increased $123.2 million, or 28.1%, in 2005 over 2004, based on the various factors described above.

SAAS OPERATING INCOME

	Year Ended December 31,
(in millions)	2006	Increase/ (Decrease)	2005(1)	Increase	2004(2)
Product revenues	$3,401.0	96.0%	$1,735.5	132.0%	$748.1
Service revenues	132.6	(8.5%)	144.9	34.5%	107.7
Total SAAS revenues	3,533.6	87.9%	1,880.4	119.7%	855.8
Cost of SAAS revenues	3,292.5	91.4%	1,720.0	126.3%	760.2
SAAS gross profit	241.1	50.3%	160.4	67.8%	95.6
SAAS SG&A expenses	161.4	104.0%	79.1	92.0%	41.2
SAAS operating income	$79.7	(2.0%)	$81.3	49.4%	$54.4

(1) Includes the acquisition of Priority effective October 14, 2005.
(2) Includes the acquisition of CuraScript effective January 30, 2004.

As noted above, we combined our PBS segment, consisting of our PMG and SDS service lines, with our Specialty segment and formed a SAAS segment in the third quarter of 2006.

SAAS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 vs. 2005

The acquisition of Priority in October 2005 is a primary driver of the increases in SAAS revenues, SAAS cost of revenues, and SAAS gross profit in 2006 over 2005. Partially offsetting the increases resulting from the acquisition of Priority, the operating income from our Patient Assistance Programs (“PAP”) decreased $20.6 million in 2006 from 2005. This is mainly due to fewer PAP shipments and other activities as patients have left our system and shifted to the Medicare Part D program.

Other factors that impacted SAAS results of operations in 2006 from 2005:

•	A lower mix of higher margin therapies.
•	General increases in distribution cost of sales as a result of a change in wholesale vendor. The new contract offers the possibility of better discounts based on a tiered pricing structure.
•	Additional decreases in distribution gross margins due to changes in pricing offered by a manufacturer of certain oncology drugs.

SG&A for our SAAS segment increased $82.3 million, or 104.0%, in 2006 over 2005 primarily due to the acquisition of Priority, and related integration costs. In addition, we incurred a one-time charge to bad debt expense of $4.0 million in the third quarter of 2006 relating to the legacy Priority business.

SAAS operating income slightly decreased $1.6 million, or 2.0%, in 2006 from 2005 based on the factors described above. We believe we are well positioned to capitalize on the growth opportunities inherent in the specialty marketplace.

SAAS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 vs. 2004

SAAS revenues and cost of revenues in 2005 increased by 119.7% and 126.3% over 2004, respectively, while SAAS gross profit increased by $64.8 million, or 67.8%, in 2005 over 2004. Additional increases resulted from increased utilization of our specialty pharmacies by the PBM book of business, and a $12.0 million improvement in gross profits primarily due to the start up of new eligibility and service programs during 2005.

SG&A for our SAAS segment increased $37.9 million, or 92.0%, in 2005 as compared to 2004. The increase in SG&A in 2005 over 2004 is primarily due to the acquisition of Priority. Additional increases were due to overall growth in the legacy CuraScript business, increased sales expenses in our legacy PBS business and higher marketing expenditures related to the RxOutreach program.

SAAS operating income increased $26.9 million, or 49.4%, in 2005 over 2004 as a result of the various factors described above.

OTHER (EXPENSE) INCOME, NET

Net interest expense increased $56.0 million, or 215.4%, in 2006 as compared to 2005, resulting from the refinancing of our entire credit facility during the fourth quarter of 2005 and additional borrowings under our revolver (see “—Bank Credit Facility”).

Net interest expense decreased $11.9 million, or 31.4%, in 2005 as compared to 2004. This was the net effect of several factors. In 2004, we redeemed our $250.0 million Senior Notes, and as a result, we recorded a $12.3 million charge to interest expense for the redemption premium and the write-off of deferred financing fees. In addition, we wrote-off $3.6 million in deferred financing fees as a result of refinancing our entire credit facility during the first quarter of 2004. These increases in 2004 interest expense were offset by the October 2005 refinancing of our entire credit facility with a new $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility. As a result, we wrote-off $3.8 million in deferred financing fees in the fourth quarter of 2005.

PROVISION FOR INCOME TAXES

Our effective tax rate increased to 35.9% for the year ended December 31, 2006, as compared to 34.9% for the year ended December 31, 2005. Our 2005 effective rate includes the impact of both non-recurring and recurring net tax benefits of approximately $20.0 million resulting primarily from changes in the apportionment of our income for state income tax purposes as well as the recognition of expected state tax benefits associated with prior year subsidiary losses and credits. Our 2006 effective rate reflects non-recurring net tax benefits of $7.3 million mainly related to the impact of changes in state effective rates on deferred tax assets and liabilities.

Our effective tax rate decreased to 34.9% for the year ended December 31, 2005, as compared to 38.3% for the year ended December 31, 2004.  The decrease in our effective tax rate reflects the net tax benefits discussed above.

NET INCOME AND EARNINGS PER SHARE

Net income increased $74.3 million, or 18.6%, for the year ended December 31, 2006 over 2005 and increased $121.9 million, or 43.8% for the year ended December 31, 2005 over 2004.

Basic and diluted earnings per share increased 24.6% for the year ended December 31, 2006 over 2005 and 49.5% and 49.7%, respectively for the year ended December 31, 2005 over 2004. This increase is primarily due to improved operating results, as well as the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 12.0 million and 4.0 million shares in the years ended December 31, 2006 and 2005, respectively (see “—Stock Repurchase Program”).

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

In 2006, net cash provided by operations decreased $134.3 million to $658.6 million from $792.9 million. This decrease is due to several factors:

•
The $104.3 million decrease in claims and rebates payable (which is a use of cash) was only partially offset by a $16.4 million decrease in accounts receivable (which is a source of cash) resulting in a net $87.9 million use of cash in 2006. This net decrease is partially due to the timing of collections and disbursements surrounding the end of 2005 which resulted in positive cash flows occuring in the fourth quarter of 2005 instead of 2006. In addition, there was a decrease in claim volume and lower rebates due to certain formulary changes made in 2006. We manage our business to operate with negative net working capital. As a result, when we experience a reduction in claim volume, our negative net working capital position will decline as well, resulting in a use of cash.

•
The decrease in other current liabilities in 2006 reduced operating cash flows by approximately $3.3 million, due to the payout of management incentive bonuses in the first quarter of 2006, and timing of payments to vendors, partially offset by other various increases.

•
As a result of the adoption of FAS 123R on January 1, 2006, tax benefits from the exercise of stock options are now classified as financing cash flows, rather than operating cash flows. In 2005, cash flow from operating activities included a cash inflow of $35.6 million related to tax benefits from the exercise of stock options.

•
These decreases were partially offset by increases in earnings and in depreciation and amortization, and other positive changes in certain working capital components. The primary component of the net positive working capital changes was a $78.7 million decrease in inventory, which is a cash inflow. This was primarily as a result of the consolidation of specialty pharmacies as part of our efforts to integrate our Priority acquisition.

During 2005, net cash provided by operations increased $296.7 million to $792.9 million from $496.2 million in 2004. This increase reflects a $138.7 million increase from net changes in our working capital components, increased earnings of $121.9 million, a $34.3 million increase in non-cash adjustments, and a $14.3 million increase in depreciation and amortization, partially due to the acquisition of Priority in October 2005. The increase from changes in our working capital components primarily consists of an $83.9 million increase resulting from the timing of payments to vendors, a $27.3 million increase due to improved inventory management, and a $14.9 million increase due to a lower accounts receivable balance. The increase in non-cash adjustments is mainly due to an increase of $24.7 million related to higher tax benefits from the exercise of employee stock options during 2005 and a $12.1 million increase in bad debt expense, offset by a decrease of $0.8 million in deferred taxes. These increases were offset by a $12.0 million increase in 2004 as a result of establishing our PCA loss reserve.

As a percent of accounts receivable, our allowance for doubtful accounts was 5.7% and 4.0% at December 31, 2006 and 2005, respectively. This increase is primarily due to a one-time adjustment to the allowance for doubtful accounts in our SAAS segment in the third quarter of 2006, specifically related to the legacy Priority business. The majority of this adjustment resulted in an increase of goodwill as the allowance related to pre-acquisition accounts receivable.

Our capital expenditures increased $7.0 million, or 11.7%, in 2006 as compared to 2005, increased $8.3 million, or 16.1%, in 2005 as compared to 2004. We intend to continue to invest in technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

Our Patient Care Contact Center in Pueblo, Colorado, was completed during the fourth quarter of 2005. Total 2005 expenditures for the project were approximately $12.5 million, of which approximately $5.5 million was expensed and approximately $7.0 million was capitalized. Of the $7.0 million that was capitalized for the project, approximately $5.5 million was reimbursed by the city of Pueblo and state of Colorado.

STOCK REPURCHASE PROGRAM

               We have a stock repurchase program, originally announced on October 25, 1996. In May 2006, our Board of Directors authorized a 10.0 million share increase to the existing 38.0 million share repurchase program. In February 2007, our Board of Directors authorized an increase in the program such that subsequent to the resolution, we are authorized to repurchase up to $1.0 billion worth of shares or 14.1 million shares, whichever occurs first. There is no limit on the duration of the program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility. In the event that we are not successful in our bid to acquire Caremark (see—“Recent Developments”), we expect to repurchase up to $1.0 billion of shares as soon as practicable.

ACQUISITIONS AND RELATED TRANSACTIONS

On October 14, 2005, we acquired the capital stock of Priority in a cash transaction for $28 per share, or approximately $1.3 billion. The acquisition was accomplished through the merger of one of our wholly-owned subsidiaries with and into Priority. Priority, headquartered in Lake Mary, Florida, is among the nation’s largest Specialty and distribution companies, with approximately $1.7 billion in annual revenue during 2004 and approximately $1.1 billion in revenue for the six months ended July 2, 2005. The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility. As a result of this refinancing, we wrote-off approximately $3.8 million in deferred financing fees relating to our prior credit facility in the fourth quarter of 2005.

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

The CuraScript and Priority acquisitions have enhanced our ability to provide comprehensive clinical services in many disease states.

We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2007 or thereafter.

BANK CREDIT FACILITY

In October 2005, we refinanced our entire credit facility with a $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility. The revolving credit facility ($50.0 million of which was outstanding as of December 31, 2006) is available for general corporate purposes. During the fourth quarter of 2006, we made scheduled payments of $30.0 million on our Term A loan and net payments of $150.0 million under our revolving credit facility.

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

At December 31, 2006, the weighted average interest rate on the facility was 6.0%. Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2006, we were in compliance with all covenants associated with our credit facility.

On December 18, 2006, we executed commitment letters with Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as lead arrangers, and Credit Suisse, Cayman Islands Branch and Citicorp North America, Inc., to provide, subject to certain conditions, senior bank financing of up to $15.0 billion to acquire the stock of Caremark. If closed, this would replace our current credit facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our schedule of current maturities of our long-term debt as of December 31, 2006, and future minimum lease payments due under noncancellable operating leases (in millions):

	Payments Due by Period as of December 31, 2006
Contractual obligations	Total	2007	2008 - 2009	2010 - 2011	After 2012

Long-term debt	$1,450.5	$180.1	$730.1	$540.2	$0.1
Future minimum lease Payments (1) (2)	101.2	26.3	30.5	15.3	29.1

Total contractual cash obligations	$1,551.7	$206.4	$760.6	$555.5	$29.2

(1)
In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia. At December 31, 2006, our lease obligation is $13.5 million. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

(2)
This table does not reflect a lease agreement we signed during 2005 for a new corporate headquarters. The building is in the process of being built and we do not anticipate taking possession until the first quarter of 2007. The annual lease commitments will begin at approximately $4.5 million and the term of the lease is ten and a half years.

OTHER MATTERS

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our financial statements.

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

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2006, we had $1,319.5 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $13.2 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express Scripts, Inc.:

We have completed integrated audits of Express Scripts, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation for the year ended December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

  /s/PricewaterhouseCoopers LLP
St. Louis, Missouri
February 8, 2007

EXPRESS SCRIPTS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(in millions, except share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$131.0	$477.9
Receivables, net	1,334.4	1,393.2
Inventories	194.6	273.4
Deferred taxes	90.9	53.1
Prepaid expenses and other current assets	21.2	59.8
Total current assets	1,772.1	2,257.4
Property and equipment, net	201.4	201.3
Goodwill	2,686.0	2,700.1
Other intangible assets, net	378.4	303.3
Other assets	70.2	31.4
Total assets	$5,108.1	$5,493.5

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,275.7	$1,380.0
Accounts payable	583.4	596.5
Accrued expenses	390.2	308.7
Current maturities of long-term debt	180.1	110.0
Total current liabilities	2,429.4	2,395.2
Long-term debt	1,270.4	1,400.5
Other liabilities	283.4	233.0
Total liabilities	3,983.2	4,028.7

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares
issued and outstanding	-	-
Common Stock, 650,000,000 and 275,000,000 shares authorized, respectively,
$0.01 par value; shares issued: 159,442,000 and 159,499,000, respectively;
shares outstanding: 135,650,000 and 145,993,000, respectively	1.6	1.6
Additional paid-in capital	495.3	473.5
Unearned compensation under employee compensation plans	-	(5.8)
Accumulated other comprehensive income	11.9	9.8
Retained earnings	2,017.3	1,542.9
	2,526.1	2,022.0
Common Stock in treasury at cost, 23,792,000 and 13,506,000
shares, respectively	(1,401.2)	(557.2)
Total stockholders’ equity	1,124.9	1,464.8
Total liabilities and stockholders’ equity	$5,108.1	$5,493.5
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2006	2005	2004

Revenues [1]	$17,660.0	$16,212.0	$15,114.7
Cost of revenues [1]	16,163.0	15,012.8	14,170.5
Gross profit	1,497.0	1,199.2	944.2
Selling, general and administrative	672.9	556.1	451.2
Operating income	824.1	643.1	493.0
Other income (expense):
Interest income	13.7	11.2	3.8
Interest expense	(95.7)	(37.2)	(41.7)
Undistributed loss from joint venture	(1.6)	(2.4)	(4.5)
	(83.6)	(28.4)	(42.4)
Income before income taxes	740.5	614.7	450.6
Provision for income taxes	266.1	214.6	172.4
Net income	$474.4	$400.1	$278.2

Basic earnings per share:	$3.39	$2.72	$1.82

Weighted average number of common shares
outstanding during the period - Basic EPS	139.8	146.8	152.8

Diluted earnings per share:	$3.34	$2.68	$1.79

Weighted average number of common shares
outstanding during the period - Diluted EPS	142.0	149.5	155.0

[1]
Excludes estimated retail pharmacy co-payments of $4,175.3, $5,821.8 and $5,545.9 for the years ended December 31, 2006, 2005, and 2004, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2003	79.8	$0.8	$484.7	$(23.3)	$3.6	$864.6	$(136.4)	$1,194.0
Comprehensive income:
Net income	-	-	-	-	-	278.2	-	278.2
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	3.3	-	-	3.3
Realized and unrealized losses on derivative
financial instruments; net of taxes	-	-	-	-	1.3	-	-	1.3
Comprehensive income	-	-	-	-	4.6	278.2	-	282.8
Treasury stock acquired	-	-	-	-	-	-	(336.4)	(336.4)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	-	-	0.5	(6.7)	-	-	9.4	3.2
Amortization of unearned compensation
under employee plans	-	-	-	11.8	-	-	-	11.8
Exercise of stock options	-	-	(30.2)	-	-	-	58.6	28.4
Exercise of stock warrants	-	-	1.5	-	-	-	-	1.5
Tax benefit relating to employee stock compensation	-	-	10.9	-	-	-	-	10.9
Balance at December 31, 2004	79.8	0.8	467.4	(18.2)	8.2	1,142.8	(404.8)	1,196.2
Comprehensive income:
Net income	-	-	-	-	-	400.1	-	400.1
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	1.6	-	-	1.6
Comprehensive income	-	-	-	-	1.6	400.1	-	401.7
Stock split in form of dividend	79.7	0.8	(0.8)	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(220.4)	(220.4)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	-	-	(3.4)	0.9	-	-	0.9	(1.6)
Amortization of unearned compensation
under employee plans	-	-	-	11.5	-	-	-	11.5
Exercise of stock options	-	-	(25.3)	-	-	-	67.1	41.8
Tax benefit relating to employee stock compensation	-	-	35.6	-	-	-	-	35.6
Balance at December 31, 2005	159.5	1.6	473.5	(5.8)	9.8	1,542.9	(557.2)	1,464.8
Comprehensive income:
Net income	-	-	-	-	-	474.4	-	474.4
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	0.1	-	-	0.1
Unrealized gain on available
for sale securities; net of taxes	-	-	-	-	2.0	-	-	2.0
Comprehensive income	-	-	-	-	2.1	474.4	-	476.5
Reclassification of unearned compensation upon adoption of FAS 123R	-	-	(5.8)	5.8	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(906.8)	(906.8)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	(0.1)	-	(7.5)	-	-	-	5.6	(1.9)
Amortization of unearned compensation
under employee plans	-	-	27.6	-	-	-	-	27.6
Exercise of stock options	-	-	(22.9)	-	-	-	57.2	34.3
Tax benefit relating to employee stock compensation	-	-	30.4	-	-	-	-	30.4
Balance at December 31, 2006	159.4	$1.6	$495.3	$-	$11.9	$2,017.3	$(1,401.2)	$1,124.9

See a                    See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2006	2005	2004
Cash flows from operating activities:
Net income	$474.4	$400.1	$278.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	101.0	84.4	70.1
Deferred income taxes	7.9	18.3	19.1
Bad debt expense	17.7	18.3	6.2
Tax benefit relating to employee stock-based compensation	-	35.6	10.9
Employee stock-based compensation expense	27.6	11.5	11.8
PCA loss reserve	-	-	12.0
Other, net	(0.1)	5.1	7.0
Changes in operating assets and liabilities, net of
changes resulting from acquisitions:
Receivables	16.4	5.8	(9.1)
Inventories	78.7	(5.0)	(32.3)
Other current and non-current assets	42.6	6.0	(6.7)
Claims and rebates payable	(104.3)	143.2	91.0
Other current and non-current liabilities	(3.3)	69.6	38.0
Net cash provided by operating activities	658.6	792.9	496.2
Cash flows from investing activities:
Purchases of property and equipment	(66.8)	(59.8)	(51.5)
Acquisitions, net of cash acquired, and investment in joint venture	0.1	(1,310.6)	(331.6)
Purchase of marketable securities	(31.5)	(0.3)	0.1
Repayment from (loan to) Pharmacy Care Alliance	1.0	2.2	(14.0)
Other	(3.8)	(0.1)	-
Net cash used in investing activities	(101.0)	(1,368.6)	(397.0)
Cash flows from financing activities:
Proceeds from long-term debt	-	1,600.0	675.6
Repayment of long-term debt	(110.1)	(473.6)	(746.0)
Proceeds from (repayments of) revolving credit line, net	50.0	(50.0)	50.0
Tax benefit relating to employee stock-based compensation	30.4	-	-
Treasury stock acquired	(906.8)	(220.4)	(336.4)
Deferred financing fees	(0.4)	(9.5)	(6.0)
Net proceeds from employee stock plans	32.2	40.0	31.0
Other	-	0.5	1.4
Net cash (used in) provided by financing activities	(904.7)	887.0	(330.4)

Effect of foreign currency translation adjustment	0.2	0.6	1.2

Net (decrease) increase in cash and cash equivalents	(346.9)	311.9	(230.0)
Cash and cash equivalents at beginning of year	477.9	166.0	396.0
Cash and cash equivalents at end of year	$131.0	$477.9	$166.0
Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$192.9	$206.2	$136.0
Interest	96.9	21.7	24.2

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies

Organization and operations. We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, providing health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans and government health programs. Our integrated PBM services include network claims processing, home delivery pharmacy services, specialty prescription fulfillment, benefit design consultation, drug utilization review, formulary management, disease management and drug data analysis services. We provide specialty services, including patient care and direct specialty home delivery to patients; distribution of infusion drugs to patient homes, physician offices, and infusion centers; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharma clients; fertility services to providers and patients; and bio-pharma services including marketing, reimbursement and customized logistics solutions (“Specialty”). Specialty services do not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks. These prescriptions are reflected in PBM retail pharmacies participating in our networks. We also provide drug sample fulfillment and sample accountability services.

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Our SAAS segment includes the Specialty operations of CuraScript, Inc. ("CuraScript") and our Specialty Distribution Services (“SDS”) and Phoenix Marketing Group LLC (“PMG”) service lines. Prior to the third quarter of 2006, SDS and PMG were included in a separate Pharma Business Solutions (“PBS”) segment. During the third quarter of 2006, the operations of the Specialty business and the PBS unit were combined in order to capture the natural synergies between these two businesses, which share common products and customers. Accordingly, these two businesses are now combined into one reporting segment labeled Specialty and Ancillary Services. Prior period data has been reclassified to reflect the change in our operating and reporting segments (see Note 11).

Basis of presentation. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% to 50% owned, are accounted for under the equity method. The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the United States and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $161.2 million and $170.5 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at December 31, 2006 and 2005, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.

Accounts receivable. Based on our revenue recognition policies discussed below, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. Historically, adjustments to our original estimates have been relatively immaterial. As of December 31, 2006 and 2005, unbilled receivables were $593.4 million and $686.0 million, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. Receivables are written off against the allowance only upon determination that such amounts are not recoverable and all collection attempts have failed.

As of December 31, 2006 and 2005, we have an allowance for doubtful accounts of $77.1 million and $57.9 million, respectively. This increase is primarily due to a one-time adjustment to the allowance for doubtful accounts in our SAAS segment in 2006, specifically related to the legacy Priority Healthcare Corporation (“Priority”) business. The majority of this adjustment resulted in an increase of goodwill in the allocation of the Priority purchase price as the allowance related to pre-acquisition accounts receivable (see Note 2).

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

Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed. With respect to capitalized software costs, we recorded amortization expense of $17.4 million in 2006 and 2005 and $14.1 million in 2004.

Marketable securities. All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement No. (“FAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. All marketable securities at December 31, 2006 and 2005 were recorded in other non-current assets on our Consolidated Balance Sheet.

Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We held trading securities, consisting primarily of mutual funds, of $25.0 million and $23.6 million at December 31, 2006 and 2005, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 10. Net gains recognized on the trading portfolio were $2.7 million, $1.1 million, and $1.4 million in 2006, 2005, and 2004, respectively.

Securities not classified as trading or held-to-maturity securities are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes. At December 31, 2006, we held available-for-sale securities with a value of $33.4 million, consisting primarily of common stock of Caremark Rx, Inc. (“Caremark”). In 2006, we recorded unrealized gains on our available-for-sale securities of $3.4 million ($2.0 million, net of tax) in other comprehensive income.

Goodwill. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” the evaluation is a two-step process that begins with an estimation of the fair value of the reporting units. The first step assesses potential impairment and the second step measures that impairment. The measurement of possible impairment is based on the comparison of the fair value of each reporting unit with the book value of its assets. We evaluate goodwill separately for our domestic PBM operations, Canadian PBM operations and the SAAS reporting unit.  No such impairment existed at December 31, 2006 or 2005.

Other intangible assets. Other intangible assets include, but are not limited to, customer contracts and relationships, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements. Other intangible assets, excluding customer contracts, customer relationships and trade names, are recorded at cost. Customer contracts and relationships are valued based on discounted cash flows over the expected life of the intangible asset. Excluding trade names which have an indefinite life, other intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from two to 20 years (see Note 5). The amount reported is net of accumulated amortization of $168.8 million and $159.5 million at December 31, 2006 and 2005, respectively. Amortization expense for customer-related intangibles and non-compete agreements included in selling, general and administrative expenses was $34.1 million, $21.3 million and $17.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for deferred financing fees included in interest expense was $1.9 million, $1.2 million and $1.3 million in 2006, 2005 and 2004, respectively. Amortization expense for advance discounts paid to customers is recorded against revenue and was $5.2 million, $10.7 million and $8.3 million in 2006, 2005 and 2004, respectively.

Impairment of long lived assets. We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No such impairment existed as of December 31, 2006 or 2005.

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect. We have no information regarding actual co-payments collected. As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $4.2 billion, $5.8 billion and $5.5 billion for the years ended December 31, 2006, 2005, and 2004, respectively, are excluded from revenues and cost of revenues. Many of our clients’ members who previously participated in higher co-payment discount programs have transitioned to Medicare Part D programs in 2006. As a result, retail pharmacy co-payments decreased in the year ended December 31, 2006 as compared to the same periods of 2005 and 2004.

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

Revenues from our SAAS segment are earned in a variety of ways. Revenues from our Specialty line of business are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectible, infused, oral, or inhaled drugs which have sensitive handling and storage needs, the distribution of pharmaceuticals and medical supplies to providers and clinics, third-party logistics services for contracted pharmaceutical manufacturer clients, fertility services to providers and patients and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions. Specialty revenues earned by our SAAS segment are recognized at the point of shipment. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.

Revenues from our SAAS segment also are derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network, the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low-income patients, sample fulfillment and sample accountability services. Revenues include administrative fees received from pharmaceutical manufacturers for dispensing or distributing consigned pharmaceuticals requiring special handling or packaging and administrative fees for verification of practitioner licensure and distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in SAAS revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.

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

Employee stock-based compensation. On January 1, 2006, we adopted Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment”, which replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” We adopted FAS 123R using the modified prospective method. Under this method of adoption, prior periods are not restated. For awards granted prior to the adoption of FAS 123R, compensation cost is recognized for the unvested portion of outstanding awards based on the grant-date fair value calculated under FAS 123 for pro forma disclosures. We elected to use the short-cut method for determing the historical pool of windfall tax benefits.

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

See Note 10 for more information regarding stock-based compensation.

Earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted earnings per share calculation for all periods (amounts are in millions and have been adjusted to reflect the June 2005 two-for-one stock split):
	2006	2005	2004
Weighted average number of common shares
outstanding during the period - Basic EPS(1)	139.8	146.8	152.8
Dilutive common stock equivalents:
Outstanding stock options, SSRs,
restricted stock units, and executive
deferred compensation units(2)	2.2	2.7	2.2
Weighted average number of common shares
outstanding during the period - Diluted EPS(1)	142.0	149.5	155.0
(1)
The decrease in weighted average number of common shares outstanding during the period for Basic and Diluted EPS resulted from 12.0 million treasury shares repurchased in the year ended December 31, 2006.

(2)	Excludes SSRs of 0.9 million for the year ended December 31, 2006. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Foreign currency translation. The financial statements of ESI Canada, our Canadian operations, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada is the local currency and cumulative translation adjustments (credit balances of $9.9 million and $9.8 million at December 31, 2006 and 2005, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.

Comprehensive income. In addition to net income, our components of comprehensive income (net of taxes) are foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and realized and unrealized losses on derivative financial instruments designated as cash flow hedges. We have displayed comprehensive income within the Statement of Changes in Stockholders’ Equity.

New accounting guidance. In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our financial statements.

2.   Changes in business
        Proposed Caremark Acquisition. On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark common stock for $29.25 in cash and 0.426 shares of Express Scripts stock per share of Caremark common stock. We have executed commitment letters with Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as lead arrangers, and Credit Suisse, Cayman Islands Branch and Citicorp North America, Inc. to fully finance the proposed transaction. Despite our strong belief that our offer is superior, Caremark has announced that its Board of Directors has determined that our offer does not and is not reasonably likely to constitute a superior proposal to its proposed merger with CVS Corporation (“CVS”). In furtherance of our acquisition proposal, on January 16, 2007 we commenced an exchange offer based on the economic terms in our December 18, 2006 proposal. In addition, on January 24, 2007, we began formally soliciting proxies from Caremark's stockholders in opposition to the proposed Caremark/CVS merger that is to be considered at a special meeting of Caremark stockholders scheduled to be held on February 20, 2007. We also notified Caremark on January 8, 2007 that we are proposing to nominate four director candidates for election to Caremark’s Board of Directors at Caremark’s 2007 annual meeting.

Based on the terms of the offer and average share prices between January 29, 2007 and January 31, 2007, the current purchase price is approximately $26.2 billion. If we are successful in this endeavor, we expect to incur additional debt in the range of $13.0 billion to $15.0 billion.

Through January 31, 2007, we have incurred approximately $10.0 million of costs related to the proposed transaction. Additional costs incurred during 2007 could be significant.

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

The following table summarizes the fair values of the Priority assets acquired and liabilities assumed at the date of acquisition (in millions). The adjustments made to these fair values since the acquisition date of October 14, 2005 consist of an increase in accounts receivable reserves, a valuation of customer relationship intangibles, and an increase in current liabilities. Other identifiable intangible assets consist primarily of customer relationships. Goodwill is not deductible for tax purposes.

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

	Year Ended December 31,
	2005	2004
Total revenues	$17,838.3	$16,854.3
Net income	392.2	286.1

Basic earnings per share	2.67	1.87
Diluted earnings per share	2.63	1.85

On January 30, 2004, we purchased the capital stock of CuraScript for a purchase price of approximately $333.4 million. CuraScript is one of the nation’s largest Specialty services companies, serving over 175 managed care organizations, 30 Medicaid programs and the Medicare program, and operating seven Specialty pharmacies throughout the United States. The purchase price was allocated based upon the acquisition date fair value of net assets acquired. A portion of the excess purchase price over tangible net assets acquired was allocated to intangible assets consisting of customer relationships of $28.7 million, non-competition agreements of $2.7 million and trade names of $1.3 million. The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $284.9 million which is not deductible for tax purposes.

The Priority and CuraScript acquisitions have enhanced our ability to provide comprehensive clinical services in many disease states.

3.   Joint venture

We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans. We own one-third of the equity of RxHub and have recorded our investment in RxHub using the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations. Our percentage of RxHub’s loss for 2006, 2005 and 2004 is $1.6 million, $2.4 million, and $4.5 million, respectively, and has been recorded in other income (expense), net, in our Consolidated Statement of Operations. Our investment in RxHub (approximately $0.2 million and $0.8 million at December 31, 2006 and 2005, respectively) is recorded in other assets on our Consolidated Balance Sheet.

4.   Property and equipment

Property and equipment, at cost, consists of the following:

	December 31,
(in millions)	2006	2005
Land and buildings	$6.3	$6.3
Furniture	28.4	27.4
Equipment	183.1	162.2
Computer software	200.1	162.8
Leasehold improvements	47.0	43.5
	464.9	402.2
Less accumulated depreciation	263.5	200.9
	$201.4	$201.3

Depreciation expense for 2006, 2005 and 2004 was $66.8 million, $63.1 million and $52.2 million, respectively. Internally developed software, net of accumulated depreciation, was $62.2 million and $53.8 million at December 31, 2006 and 2005, respectively.

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia. At December 31, 2006, our lease obligation was $13.5 million. In accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation was $4.8 million and $6.4 million at December 31, 2006 and 2005, respectively.

5.   Goodwill and Other Intangibles

The following is a summary of our goodwill and other intangible assets (amounts in millions).

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM	$1,509.2	$107.1	$1,509.0	$107.0
SAAS (1)	1,283.9	-	1,298.1	-
	$2,793.1	$107.1	$2,807.1	$107.0

Other intangible assets
PBM(2)
Customer contracts	$244.2	$85.3	$265.4	$94.5
Other	61.6	49.3	72.8	52.2
	305.8	134.6	338.2	146.7

SAAS
Customer relationships (1)	231.5	31.0	114.7	10.9
Other (1)	9.9	3.2	9.9	1.9
	241.4	34.2	124.6	12.8
Total other intangible assets	$547.2	$168.8	$462.8	$159.5

(1)
As a result of our acquisition of the capital stock of Priority in October 2005, we recorded goodwill, customer relationships, trade names, and other intangible assets of $976.9 million, $198.7 million, $2.4 million, and $1.9 million, respectively (See Note 2). Final adjustments were made to the purchase price allocation in the third quarter of 2006.

(2)	Changes in other intangible assets are a result of the write-off of fully-amortized contractual assets, consisting of non-compete agreements and customer relationships, that are no longer in effect.

The aggregate amount of amortization expense of other intangible assets was $41.3 million, $33.2 million and $33.7 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. The future aggregate amount of amortization expense of other intangible assets is expected to be approximately $38.9 million for 2007, $35.8 million for 2008, $34.9 million for 2009, $33.7 million for 2010 and $32.1 million for 2011. The weighted average amortization period of intangible assets subject to amortization is 16 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and four years for other intangible assets.

6.   Financing

Long-term debt consists of:
	December 31,
(in millions)	2006	2005

Term A loans due October 14, 2010 with an average interest rate of 6.0% at December 31, 2006	$1,400.0	$1,510.0
Revolving credit facility due February 13, 2009 with an average interest rate of 6.0% at December 31, 2006	50.0	-
Other	0.5	0.5
Total debt	1,450.5	1,510.5

Less current maturities	180.1	110.0
Long-term debt	$1,270.4	$1,400.5

In October 2005, we refinanced our entire credit facility with a $2.2 billion credit facility which includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility. The revolving credit facility ($50.0 million of which was outstanding as of December 31, 2006) is available for general corporate purposes. During the fourth quarter of 2006, we made scheduled payments of $30.0 million on our Term A loan and net payments of $150.0 million under our revolving credit facility.

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

At December 31, 2006, the weighted average interest rate on the facility was 6.0%. Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2006, we were in compliance with all covenants associated with our credit facility.

The following represents the schedule of current maturities for our long-term debt, reflecting the increase in debt related to the Priority acquisition in October 2005 and the refinancing of our bank credit facility in October 2005 (amounts in millions):

Year Ended December 31,
2007	$180.1
2008	260.0
2009	470.1
2010	540.1
2011	0.1
Thereafter	0.1
$1,450.5

        On December 18, 2006, we executed commitment letters with Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as lead arrangers, and Credit Suisse, Cayman Islands Branch and Citicorp North America, Inc., to provide, subject to certain conditions, senior bank financing of up to $15.0 billion to acquire the stock of Caremark. If closed, this would replace our current credit facility.

7.   Income taxes

           Income before income taxes of $740.5 million resulted in net tax expense of $266.1 million for 2006. Included in net tax expense is a $1.9 million valuation allowance for net operating losses generated in certain states. The Company considers its foreign earnings to be indefinitely reinvested and accordingly, has not recorded a provision for United States federal and state income taxes thereon. Cumulative undistributed foreign earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $23.6 million, $13.4 million and $7.8 million as of December 31, 2006, 2005, and 2004, respectively. Upon distribution of foreign earnings, the Company may be subject to United States income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes payable.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our financial statements.

The income tax provision consists of the following:
	Year Ended December 31,
(in millions)	2006	2005	2004
Income before income taxes:
United States	$733.1	$612.0	$447.2
Foreign	7.4	2.7	3.4
Total	740.5	614.7	450.6

Current provision:
Federal	$241.8	$195.1	$137.8
State	13.8	-	14.2
Foreign	2.6	1.2	1.3
Total current provision	258.2	196.3	153.3
Deferred provision:
Federal	11.5	19.1	13.7
State	(3.8)	(1.3)	5.7
Foreign	0.2	0.5	(0.3)
Total deferred provision	7.9	18.3	19.1
Total current and deferred provision	$266.1	$214.6	$172.4

Income taxes included in the Consolidated Statement of Operations are:

	Year Ended December 31,
(in millions)	2006	2005	2004
Continuing operations	$266.1	$214.6	$172.4

A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2006, 2005 and 2004 is immaterial):

	Year Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.4	(0.2)	3.4
Valuation allowance	0.3	-	-
Non-deductible amortization of
customer contracts	-	0.2	0.2
Other, net	0.2	(0.1)	(0.3)
Effective tax rate	35.9%	34.9%	38.3%

The deferred tax assets and deferred tax liabilities recorded in our Consolidated Balance Sheet are as follows:

	December 31,
(in millions)	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$26.4	$25.5
Net operating loss carryforwards	16.6	8.2
Deferred compensation	7.3	8.2
Restricted stock	9.8	4.2
Accrued expenses	58.6	21.1
Other	4.9	2.5
Gross deferred tax assets	123.6	69.7
Less valuation allowance	(6.0)	(4.1)
Net deferred tax assets	117.6	65.6
Deferred tax liabilities:
Depreciation and property differences	(16.9)	(22.7)
Goodwill and customer contract amortization	(261.9)	(192.6)
Prepaids	(1.6)	(2.8)
Other	(3.1)	(3.1)
Gross deferred tax liabilities	(283.5)	(221.2)

Net deferred tax liabilities	$(165.9)	$(155.6)

As of December 31, 2006, the Company has $16.6 million of state net operating loss carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire no earlier than calendar year 2012. The net current deferred tax asset is $90.9 million and $53.1 million, and the net long-term deferred tax liability, included in other liabilities is $256.8 million and $208.7 million, as of December 31, 2006 and 2005, respectively.
     Our effective tax rate increased to 35.9% for the year ended December 31, 2006, as compared to 34.9% for the year ended December 31, 2005. Our 2005 effective rate includes the impact of both non-recurring and recurring net tax benefits of approximately $20.0 million resulting primarily from changes in the apportionment of our income for state income tax purposes as well as the recognition of expected state tax benefits associated with prior year subsidiary losses and credits.  Our 2006 effective rate reflects non-recurring net tax benefits of $7.3 million mainly related to the impact of changes in state effective rates on deferred tax assets and liabilities.

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Taxpayers may elect to apply this provision to qualifying earnings repatriations in either 2004 or 2005. The Company has decided not to repatriate any foreign earnings under this provision.

8.   Commitments and contingencies

We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. We have entered into a noncancellable agreement to sublet one facility with a remaining term of one year. Rental expense under the office and distribution facilities leases in 2006, 2005 and 2004 was $29.2 million, $24.7 million and $22.1 million, respectively. The future minimum lease payments due under noncancellable operating leases (in millions):

Year Ended December 31,	Minimum lease payments
2007	$26.3
2008	20.8
2009	9.7
2010	8.7
2011	6.6
Thereafter	29.1
$101.2

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia, as discussed in Note 4, “Property and equipment”.

For the year ended December 31, 2006, approximately 61.6% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available. Our top five clients collectively represented 17.8%, 23.6%, and 22.8% of revenues during 2006, 2005 and 2004 respectively. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2006, 2005 or 2004. We believe no other concentration risks exist at December 31, 2006.
       We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1, “Self-insurance reserves”). The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with FAS 5, “Accounting for Contingencies.” Under FAS 5, if the range of possible loss is broad and no amount within the range is more likely than any other, the liability accrual is based on the lower end of the range.

While we believe our services and business practices are in compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these matters at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies. We can give no assurance that such judgments, fines and remedies, and future costs associated with legal matters, would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.

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

During 2006, we repurchased 12.0 million shares for $906.8 million. Treasury shares are carried at first in, first out cost. We have a stock repurchase program, originally announced on October 25, 1996. In May 2006, our Board of Directors authorized a 10.0 million share increase to the existing 38.0 million share repurchase program. In February 2007, our Board of Directors authorized an increase in the program such that subsequent to the resolution, we are authorized to repurchase up to $1.0 billion worth of shares or 14.1 million shares, whichever occurs first. There is no limit on the duration of the program. Additional share purchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility.

       Through December 31, 2006, approximately 10.5 million shares have been reissued in connection with employee compensation plans. As of December 31,2006, approximately 8.7 million shares of our common stock have been reserved for employee benefit plans (see Note 10).

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

10.   Employee benefit plans and stock-based compensation plans

Retirement savings plan. We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full time employees. Employees may elect to enter into a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. Through December 31, 2005, we matched 100% of the first 4% of the employees’ compensation contributed to the plan. Beginning January 1, 2006, we began to match 200% of the first 1% and 100% of the next 3% of the employees’ compensation contributed to the Plan for substantially all employees. For the years ended December 31, 2006, 2005, and 2004, we had contribution expense of approximately $16.6 million, $9.3 million and $8.7 million, respectively.

    Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our common stock. Beginning January 1, 2006, participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. During 2006, 2005 and 2004, approximately 88,000, 124,000 and 150,000 shares of our common stock were issued under the plan, respectively. Our common stock reserved for future employee purchases under the plan is approximately 141,000 at December 31, 2006. Through December 31, 2005, participating employees could elect to contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 85% of the lower of the fair market value of our common stock as of either the beginning or the end of the participation period.

    Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2006, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consists of mutual funds (see Note 1). We incurred compensation expense of approximately $0.8 million in 2006 and $3.5 million of compensation expense in 2005 and 2004. At December 31, 2006, approximately 1.5 million shares of our Common Stock have been reserved for future issuance under the plan.

    Stock-based compensation plans. In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 and again in December 2001 (as amended, the “2000 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2000 LTIP, as then amended, was approved by our stockholders in May 2001. Under the 2000 LTIP, we have issued stock options, SSRs, restricted stock and performance share awards. Awards are typically settled using treasury shares. As of December 31, 2006, approximately 7.1 million shares of our common stock are available for issuance under this plan. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2000 LTIP is 10 years.

    During 2006, we granted to certain officers and employees approximately 130,000 restricted shares of common stock and performance shares with a weighted average fair market value of $85.73. The restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of three years. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. As of December 31, 2006, a total of 2,653,000 restricted shares of common stock and performance share awards have been issued under the 2000 LTIP, of which approximately 2,201,000 shares were issued from shares held in treasury and approximately 469,000 shares have been forfeited. The total number of non-vested restricted stock and performance share awards was 249,000 and 449,000 at December 31, 2006 and 2005, respectively. Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2006, 2005 and 2004, unearned compensation related to restricted stock and performance shares was $6.7 million, $5.2 million and $17.1 million, respectively. We recorded compensation expense related to restricted stock and performance share grants of $6.8 million, $10.8 million and $10.6 million in 2006, 2005, and 2004, respectively.

    During 2006, we granted to certain officers and employees approximately 919,000 SSRs and 31,000 stock options with a weighted average Black-Scholes value of $28.45 per share. The SSRs and stock options have three-year graded vesting. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.

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

The following table presents amounts related to stock-based compensation:

(in millions, except per share data)	SSRs and Stock Options	Restricted Stock and Performance Shares

Year ended December 31, 2006
Stock-based compensation:
Expense, pre-tax	$20.3	$6.8
Expense, after tax	13.0	4.4
Expense per diluted share	$0.09	$0.03

As of December 31, 2006
Unamortized portion(1)	$16.0	$6.7

(1)	As of December 31, 2006 we have $0.2 million of unearned compensation related to unvested shares in our deferred compensation plan.

The weighted average remaining recognition period for SSRs and stock options is 1.0 years, and for restricted stock and performance shares is 1.8 years.

As a result of the adoption of FAS 123R, we now classify the excess tax benefit from the exercise of stock options as a financing cash inflow. For the year ended December 31, 2006, the tax benefit related to employee stock compensation was $30.4 million. Prior to the adoption of FAS 123R, the tax benefit from the exercise of stock options was classified as an inflow from operating activities and under the modified prospective method, prior periods are not restated to reflect the adoption of FAS 123R.

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

Had compensation cost for our stock-based compensation plans been determined based on the fair value method required by FAS 123R, net earnings and earnings per share would have been reduced as shown in the following table:

(in millions, except per share data)	2005	2004

Net income, as reported	$400.1	$278.2
Plus: Employee stock-based compensation expense
included in reported net earnings, net of related
tax effects	6.8	6.6
Less: Employee stock-based compensation expense
determined using fair-value based method for
stock-based awards, net of tax	(18.0)	(15.2)
Pro forma net income	$388.9	$269.6

Basic earnings per share
As reported	$2.72	$1.82
Pro forma	2.65	1.77

Diluted earnings per share
As reported	$2.68	$1.79
Pro forma	2.60	1.73

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected life of option	3-5 years	3-5 years	3-7 years
Risk-free interest rate	4.5%-5.3%	3.5%-4.4%	2.0%-4.2%
Expected volatility of stock	31%-34%	35%-40%	41%-47%
Expected dividend yield	None	None	None

The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior, as well as expected behavior on outstanding options. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

A summary of the status of stock options and SSRs as of December 31, 2006, changes during the year ended December 31, 2006 is presented below.

	2006
(share data in millions)	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	6.3	$28.21
Granted	0.9	85.54
Exercised	(1.6)	21.72
Forfeited/Cancelled	(0.3)	51.55
Outstanding at end of period	5.3	39.00

Awards exercisable at period end	3.0	24.58
Weighted-average fair value of options granted during the year	$28.45

A summary of the status of restricted stock and performance shares as of December 31, 2006, and changes during the year ended December 31, 2006 is presented below.

	2006
(share data in millions)	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	0.4	$35.36
Granted	0.1	85.73
Released	(0.2)	32.36
Forfeited/Cancelled	(0.1)	54.77
Outstanding at end of period	0.2	56.05

At December 31, 2006, the weighted-average remaining contractual lives of stock options outstanding and stock options exercisable were 4.3 years and 3.4 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $175.4 million and $142.7 million, respectively. Cash proceeds, tax benefits, fair value of vested shares and intrinsic value related to total stock options exercised and restricted shares vested during the years ended December 31, 2006, 2005 and 2004 are provided in the following table:

(in millions, except per share data)	2006	2005	2004
Proceeds from stock options exercised	$34.3	$41.8	$28.4
Tax benefit related to employee stock compensation	30.4	35.6	10.9
Fair value of vested restricted shares	23.1	27.1	5.8
Intrinsic value of stock options exercised	97.3	81.7	37.5

Weighted average fair value of options granted during the year	$28.45	$15.12	$14.25

11.   Segment information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. As noted in Note 1, our SAAS segment includes the Specialty operations of CuraScript, and our SDS and PMG service lines. Prior to the third quarter of 2006, SDS and PMG were included in a separate PBS segment. During the third quarter, the operations of the Specialty business and the PBS unit were combined in order to capture the natural synergies between these two businesses, which share common products and customers. Accordingly, these two businesses are now combined into one reporting segment labeled Specialty and Ancillary Services. Prior period data has been reclassified to reflect the change in our operating and reporting segments.

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

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, as of and for the years ended December 31:

(in millions)	PBM	SAAS	Total
2006
Product revenue:
Network revenues	$8,797.4	$-	$8,797.4
Home delivery revenues	5,166.0	3,285.8	8,451.8
Other revenues	-	115.2	115.2
Service revenues	163.0	132.6	295.6
Total revenues	14,126.4	3,533.6	17,660.0

Depreciation and amortization expense	63.7	37.3	101.0

Operating income	744.4	79.7	824.1
Interest income			13.7
Interest expense			(95.7)
Undistributed loss from joint venture			(1.6)
Income before income taxes			740.5

Capital expenditures	50.1	16.7	66.8

(in millions)	PBM	SAAS	Total
2005
Product revenue:
Network revenues	$9,164.7	$-	$9,164.7
Home delivery revenues	5,014.7	1,560.5	6,575.2
Other revenues	-	175.0	175.0
Service revenues	152.2	144.9	297.1
Total revenues	14,331.6	1,880.4	16,212.0

Depreciation and amortization expense	67.6	16.8	84.4

Operating income	561.8	81.3	643.1
Interest income			11.2
Interest expense			(37.2)
Undistributed loss from joint venture			(2.4)
Income before income taxes			614.7

Capital expenditures	49.4	10.4	59.8

2004
Product revenue:
Network revenues	$9,387.3	$-	$9,387.3
Home delivery revenues	4,770.9	619.7	5,390.6
Other revenues	-	128.4	128.4
Service revenues	100.7	107.7	208.4
Total revenues	14,258.9	855.8	15,114.7

Depreciation and amortization expense	60.4	9.7	70.1

Operating income	438.6	54.4	493.0
Interest income			3.8
Interest expense			(41.7)
Undistributed loss from joint venture			(4.5)
Income before income taxes			450.6

Capital expenditures	40.0	11.5	51.5

As of December 31, 2006
Total assets	$2,681.5	$2,426.6	$5,108.1
Investment in equity method investees	0.2	2.7	2.9

As of December 31, 2005
Total assets	3,255.5	2,238.0	5,493.5
Investment in equity method investees	0.8	2.8	3.6

As of December 31, 2004
Total assets	3,043.8	556.3	3,600.1
Investment in equity method investees	0.8	-	0.8

PBM product revenue consists of revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. SAAS product revenues consist of distribution of certain specialty drugs and revenues from specialty distribution activities. PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs and informed decision counseling services. SAAS service revenue includes revenues from certain specialty distribution services, and sample distribution and accountability services.

Revenues earned by our Canadian PBM totaled $37.0 million, $31.4 million and $26.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $16.2 million, $15.7 million and $16.3 million as of December 31, 2006, 2005 and 2004, respectively. All other long-lived assets are domiciled in the United States.

12.    Quarterly financial data (unaudited)

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth
Fiscal 2006
Total revenues (1) (2)	$4,380.0	$4,421.1	$4,330.2	$4,528.7
Cost of revenues (1) (2)	4,035.4	4,057.5	3,955.9	4,114.2
Gross profit	344.6	363.6	374.3	414.5
Selling, general and administrative	161.1	171.1	168.6	172.1
Operating income	183.5	192.5	205.7	242.4
Net income	$104.7	$107.8	$114.7	147.2

Basic earnings per share(3)	$0.71	$0.76	$0.84	$1.09

Diluted earnings per share(3)	$0.70	$0.75	$0.83	$1.07

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth(4)
Fiscal 2005
Total revenues (1) (2)	$3,839.1	$3,944.3	$3,847.6	$4,581.0
Cost of revenues (1) (2)	3,574.2	3,667.5	3,554.4	4,216.7
Gross profit	264.9	276.8	293.2	364.3
Selling, general and administrative	126.6	128.4	132.1	169.0
Operating income	138.3	148.4	161.1	195.3
Net income	$85.3	$102.0	$101.7	$111.1

Basic earnings per share(3)	$0.58	$0.69	$0.70	$0.75

Diluted earnings per share(3)	$0.57	$0.68	$0.68	$0.75

(1)
Excludes estimated retail pharmacy co-payments of $1,220.8 and $1,483.7 for the three months ended March 31, 2006 and 2005, respectively, $1,045.7 and $1,460.2 for the three months ended June 30, 2006 and 2005, respectively, $942.8 and $1,413.3 for the three months ended September 30, 2006 and 2005, respectively, and $966.0 and $1,464.6 for the three months ended December 31, 2006 and 2005, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

(2)	We have reclassified certain amounts deemed immaterial between PBM revenue and PBM cost of revenue in the years ended December 31, 2006 and 2005. There is no effect on consolidated gross profit.

(3)	Earnings per share have been restated to reflect the two-for-one stock split effective June 24, 2005.

(4)	Includes the acquisition of Priority Healthcare Corporation, Inc. effective October 14, 2005.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a - 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10 — Directors, and Executive Officers and Corporate Governance
        The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “I. Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”; provided that the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller, or persons performing similar functions (the "senior financial officers"). A copy of this code of business conduct and ethics is posted on the investor relations portion of our website at www.express-scripts.com/ourcompany/investor/ and a print copy is available to any stockholder who requests a copy. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website. Information included on our website is not part of this annual report.

Item 11 — Executive Compensation

The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation.”

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13 — Certain Relationships and Related Transactions

The information required by this item will be incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14 - Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees.”

PART IV

Item 15 — Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

         (1)    Financial Statements

The following report of independent accountants and our consolidated financial statements are contained in Item 8—Consolidated Financial Statements and Supplemental Data of this Report

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2006 and 2005

Consolidated Statement of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

         (2)    The following financial statement schedule is contained in this Report.

II.    Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005 and 2004

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESS SCRIPTS, INC.
February 8, 2007	By: _/s/ George Paz
George Paz
President, Chief Executive Officer and Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Paz

George Paz	President, Chief Executive Officer and Chairman	February 8, 2007
/s/ Edward Stiften

Edward Stiften	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2007
/s/ Kelley Elliott

Kelley Elliott	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 8, 2007
/s/ Gary G. Benanav

Gary G. Benanav	Director	February 8, 2007

/s/ Frank J. Borelli

Frank J. Borelli	Director	February 8, 2007
/s/ Maura C. Breen

Maura C. Breen	Director	February 7, 2007
/s/ Nicholas J. LaHowchic

Nicholas J. LaHowchic	Director	February 8, 2007
/s/ Thomas P. Mac Mahon

Thomas P. Mac Mahon	Director	February 7, 2007
/s/ John O. Parker

John O. Parker	Director	February 8, 2007
/s/ Samuel Skinner

Samuel Skinner	Director	February 8, 2007
/s/ Seymour Sternberg

Seymour Sternberg	Director	February 8, 2007
/s/ Barrett A. Toan

Barrett A. Toan	Director	February 8, 2007
/s/ Howard L. Waltman

Howard L. Waltman	Director	February 8, 2007

EXPRESS SCRIPTS, INC.
Schedule II — Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2006, 2005, and 2004

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(4)	Balance at End of Period

Allowance for Doubtful Accounts Receivable
Year Ended 12/31/04	$28.6	$6.2	$4.5(1)	$7.9	$31.4
Year Ended 12/31/05	$31.4	$18.3	$23.6(2)	$15.4	$57.9
Year Ended 12/31/06	$57.9	$17.7	$22.0(3)	$20.5	$77.1

Valuation Allowance for Deferred Tax Assets
Year Ended 12/31/04	$-	$-	$-	$-	$-
Year Ended 12/31/05	$-	$4.1	$-	$-	$4.1
Year Ended 12/31/06	$4.1	$1.9	$-	$-	$6.0

(1)	Represents the opening balance sheet for our January 30, 2004 acquisition of CuraScript.

(2)	Represents the opening balance sheet for our October 14, 2005 acquisition of Priority.

(3)	Represents the adjusting entries made to the opening balance sheet to increase Priority’s allowance for doubtful accounts receivable in 2006.

(4)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS
(Express Scripts, Inc. - Commission File Number 0-20199)

Exhibit Number	Exhibit
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

3.3
Certificate of Amendment to the Certificate of Incorporation of the Company dated May 24, 2006, incorporated by reference to Exhibit No. 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.

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

4.5
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

10.1[3]
Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1994.

10.2[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit D to the Company’s Proxy Statement dated April 22, 1999.

10.3[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit F to the Company’s Proxy Statement dated April 22, 1999.

10.4[3]
Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1994.

10.5[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 9, 1996.

10.6[3]
Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit G to the Company’s Proxy Statement dated April 22, 1999.

10.7[3]	Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan incorporated by reference to Exhibit No. 10.80 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1994.

10.8[3]	First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 16, 1997.

10.9[3]	Second Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1998.

10.10[3]	Third Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit C to the Company’s Proxy Statement dated April 22, 1999.

10.11[3]	Fourth Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit E to the Company’s Proxy Statement dated April 22, 1999.

10.12[3]
Amended and restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.13[3]
Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.14[3]	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement filed April 18, 2006.

10.15[3]	Amended and Restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2005.

10.16[3]	Express Scripts, Inc. Executive Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 28, 2003.

10.17[3]
Executive Employment Agreement, dated as of April 11, 2005, and effective as of April 1, 2005, between the Company and George Paz, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2005.

10.18[3]
Form of Executive Employment Agreement entered into between the Company and certain key executives (including all of the Company’s named executive officers other than Mr. Paz), incorpoated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2006.

10.19[3]
Consulting Agreement, dated as of March 24, 2005, and effective as of March 31, 2005, between the Company and Barrett A. Toan, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2005.

10.20[3]
Form of Restricted Stock Agreement used with respect to grants of restricted stock by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.21[3]
Form of Performance Share Award Agreement used with respect to grants of performance shares by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.

10.22[3]
Form of Stock Appreciation Right Award Agreement used with respect to grants of stock appreciation rights under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2006.

10.23[3]
Form of Waiver and Modification entered into between the Company and certain key executives (including all of the Company’s named executive officers), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006.

10.24[3]	Description of Compensation Payable to Non-Employee Directors incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.

10.25[3]
Summary of Named Executive Officer 2006 Salaries, 2005 Bonus Awards, 2006 Bonus Potential and 2006 Equity and Performance Awards, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2006.

10.26
Form of Indemnification Agreement entered into between the Company each member of its Board of Directors, and between the Company and certain key executives (including all of the Company’s named executive officers), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2006.

10.27
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

21.1[2]	List of Subsidiaries.

23.1[2]	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1[2]	Certification by George Paz, as President, Chief Executive Officer and Chairman of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[2]	Certification by George Paz, as President, Chief Executive Officer and Chairman of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

32.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.
3	Management contract or compensatory plan or arrangement.

EXHIBIT 21.1

The following is a list of all of the Company’s subsidiaries, regardless of the materiality of their operations. Each of these subsidiaries is included in the Company’s Consolidated Financial Statements for the period ending December 31, 2006.

Subsidiary	State of Organization	D/B/A
Acuity Health Solutions, Inc.	Florida	None
Airport Holdings, LLC	New Jersey	None
Byfield Drug, Inc.	Massachusetts	None
Central Fill, Inc.	Pennsylvania	None
CFI New Jersey, Inc.	New Jersey	None
Chesapeake Infusion, Inc.	Florida	None
CuraScript, Inc.	Delaware	CuraScript SP Specialty Pharmacy
CuraScript PBM Services, Inc.	Delaware	CuraScript
CuraScript Infusion Pharmacy, Inc.	Kentucky	CuraScript IP Infusion Pharmacy
Custom Medical Products, Inc.	Florida	None
Diversified NY IPA, Inc.	New York	None
Diversified Pharmaceutical Services (Puerto Rico), Inc.	Puerto Rico	None
Diversified Pharmaceutical Services, Inc.	Minnesota	None
ESI Canada	Ontario, Canada	None
ESI Claims, Inc.	Delaware	None
ESI Enterprises, LLC	Delaware	None
ESI-GP Canada, ULC	Nova Scotia, Canada	None
ESI-GP Holdings, Inc.	Delaware	None
ESI Mail Pharmacy Service, Inc.	Delaware	None
ESI Partnership	Delaware	None
ESI Realty, LLC	New Jersey	None
ESI Resources, Inc.	Minnesota	None
Express Scripts Canada Co.	Nova Scotia, Canada	None
Express Scripts Canada Holding, Co.	Delaware	None
Express Scripts Insurance Company	Arizona	None
Express Scripts Pharmaceutical Procurement, LLC	Delaware	None
Express Scripts Sales Development Co.	Delaware	None
Express Scripts Senior Care, Inc.	Delaware	None
Express Scripts Senior Care Holdings, Inc.	Delaware	None
Express Scripts Specialty Distribution Services, Inc.	Delaware	None
Express Scripts Utilization Management Co.	Delaware	None
Freco, Inc.	Florida	None
Freedom Service Company, LLC	Florida	None
Healthbridge Reimbursement and Product Support, Inc.	Massachusetts	None
iBIOLogic, Inc.	Delaware	None
Intecare Pharmacies, Ltd.	Ontario, Canada	None
IVTx, Inc.	Delaware	None
KEW Corp.	Delaware	None
Lynnfield Compounding Center, Inc.	Florida	Freedom FP Fertility Pharmacy
Lynnfield Drug, Inc.	Florida	Freedom Fertility Pharmacy
Matrix GPO, LLC	Indiana	None
National Prescription Administrators, Inc.	New Jersey	NPA
NPA of New York IPA, Inc.	New York	None
PHF, Inc.	Nevada	None
PHRC, Inc.	Nevada	None
Phoenix Marketing Group, LLC	Delaware	Phoenix
Priorityhealthcare.com, Inc.	Florida	None
Priority Healthcare Corporation	Indiana	None
Priority Healthcare Corporation West	Nevada	None
Priority Healthcare Distribution, Inc.	Florida	CuraScript SD Specialty Distribution
Priority Healthcare Pharmacy, Inc.	Florida	None
Sinuspharmacy, Inc.	Florida	None
Specialty Infusion Pharmacy, Inc.	Florida	None
Spectracare, Inc.	Kentucky	None
Spectracare Healthcare Ventures, Inc.	Kentucky	None
Spectracare of Indiana	Indiana	None
Spectracare Infusion Pharmacy, Inc.	Kentucky	None
Spectracare Management Services - Kentucky, Inc.	Kentucky	None
Value Health, Inc.	Delaware	None
ValueRx of Michigan, Inc.	Michigan	None
YourPharmacy.com, Inc.	Delaware	None

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-136616, 333-110573, 333-43336, 333-80255, 333-72441, 333-69855, 333-48779, 333-48767, 333-48765, 333-27983, 333-04291, 33-64094, 33-64278, 33-93106) and Form S-4 (No. 33-14001) of Express Scripts, Inc. of our report dated February 8, 2007 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

 s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 8, 2007