Form 10-Q
period 2007-03-31
EXPRESS SCRIPTS INC
filed 2007-04-23
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code: (314) 996-0900

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
Large accelerated filer [X]               Accelerated filer [ ]              Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No   X

Common stock outstanding as of March 31, 2007:	136,215,000	Shares

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

Item 1A   Risk Factors - (Not Applicable)

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities - (Not Applicable)

Item 4.     Submission of Matters to a Vote of Security Holders - (Not Applicable)

Item 5.     Other Information - (Not Applicable)

Item 6.     Exhibits
Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	March 31,	December 31,
(in millions, except share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$207.2	$131.0
Receivables, net	1,344.5	1,334.4
Inventories	203.1	194.6
Deferred taxes	103.8	90.9
Prepaid expenses and other current assets	21.3	21.2
Total current assets	1,879.9	1,772.1
Property and equipment, net	193.1	201.4
Goodwill	2,686.0	2,686.0
Other intangible assets, net	368.5	378.4
Other assets	72.7	70.2
Total assets	$5,200.2	$5,108.1

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,239.0	$1,275.7
Accounts payable	581.1	583.4
Accrued expenses	422.1	390.2
Current maturities of long-term debt	200.1	180.1
Total current liabilities	2,442.3	2,429.4
Long-term debt	1,160.4	1,270.4
Other liabilities	309.5	283.4
Total liabilities	3,912.2	3,983.2

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share;
and no shares issued and outstanding	-	-
Common stock, 650,000,000 shares authorized, $0.01 par value per share;
shares issued: 159,418,000 and 159,442,000, respectively;
shares outstanding: 136,215,000 and 135,650,000, respectively	1.6	1.6
Additional paid-in capital	506.4	495.3
Accumulated other comprehensive income	12.3	11.9
Retained earnings	2,150.8	2,017.3
	2,671.1	2,526.1
Common stock in treasury at cost, 23,203,000 and 23,792,000
shares, respectively	(1,383.1)	(1,401.2)
Total stockholders’ equity	1,288.0	1,124.9
Total liabilities and stockholders’ equity	$5,200.2	$5,108.1

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended
	March 31,
(in millions)	2007	2006

Revenues [1]	$4,539.5	$4,380.0
Cost of revenues [1]	4,113.4	4,035.4
Gross profit	426.1	344.6
Selling, general and administrative	172.7	161.1
Operating income	253.4	183.5
Other (expense) income:
Non-operating charges, net	(23.0)	-
Undistributed loss from joint venture	(0.4)	(0.5)
Interest income	2.8	5.0
Interest expense	(22.2)	(20.5)
	(42.8)	(16.0)
Income before income taxes	210.6	167.5
Provision for income taxes	76.9	62.8
Net income	$133.7	$104.7

Basic earnings per share:	$0.98	$0.71

Weighted average number of common shares
outstanding during the period - Basic EPS	135.8	146.5

Diluted earnings per share:	$0.97	$0.70

Weighted average number of common shares
outstanding during the period - Diluted EPS	137.7	149.1

[1]

Excludes estimated retail pharmacy co-payments of $988.2 million and $1,220.8 million for the three months ended March 31, 2007 and 2006, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2006	159.4	$1.6	$495.3	$11.9	$2,017.3	$(1,401.2)	$1,124.9
Comprehensive income:
Net income	-	-	-	-	133.7	-	133.7
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	0.1	-	-	0.1
Unrealized gains on
available-for-sale securities; net of taxes	-	-	-	0.3	-	-	0.3
Comprehensive income	-	-	-	0.4	133.7	-	134.1
Changes in stockholders’
equity related to employee stock plans	-	-	11.1	-	-	18.1	29.2
Cumulative effect of adoption of FIN 48	-	-	-	-	(0.2)	-	(0.2)
Balance at March 31, 2007	159.4	$1.6	$506.4	$12.3	$2,150.8	$(1,383.1)	$1,288.0

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(in millions)	2007	2006
Cash flows from operating activities:
Net income	$133.7	$104.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	25.9	25.8
Non-cash adjustments to net income	5.7	12.6
Changes in operating assets and liabilities:
Claims and rebates payable	(36.8)	(147.6)
Other net changes in operating assets and liabilities	27.1	45.5
Net cash provided by operating activities	155.6	41.0

Cash flows from investing activities:
Purchases of property and equipment	(8.7)	(8.7)
Other	(0.4)	0.2
Net cash used in investing activities	(9.1)	(8.5)

Cash flows from financing activities:
Repayment of long-term debt	(40.0)	(40.0)
Repayment of revolving credit line, net	(50.0)	-
Tax benefit relating to employee stock compensation	6.7	21.9
Net proceeds from employee stock plans	13.0	17.5
Other	-	(0.4)
Net cash used in financing activities	(70.3)	(1.0)

Effect of foreign currency translation adjustment	-	-

Net increase in cash and cash equivalents	76.2	31.5
Cash and cash equivalents at beginning of period	131.0	477.9
Cash and cash equivalents at end of period	$207.2	$509.4

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

Our significant accounting policies normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 8, 2007. For a full description of our accounting policies, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2007, the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2007, and the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 - Non-operating charges, net

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock. On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark. Legal and other professional fees (which do not include expenses incurred internally) of $27.4 million were expensed in the first quarter of 2007. We received a $4.4 million special dividend CVS/Caremark Corporation (“CVS/ Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger. We recognized net non-operating charges in the first quarter of $23.0 million.

As of April 20, 2007, we have sold all of our shares of CVS/Caremark stock, resulting in an investment gain of approximately $4.3 million, which will be recorded in the second quarter.

Note 3 - Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in millions).

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,509.2	$107.1	$1,509.2	$107.1
SAAS (1)	1,283.9	-	1,283.9	-
	$2,793.1	$107.1	$2,793.1	$107.1

Other intangible assets
PBM
Customer contracts	$244.2	$88.3	$244.2	$85.3
Other	61.4	50.7	61.6	49.3
	305.6	139.0	305.8	134.6

SAAS
Customer relationships	231.5	36.2	231.5	31.0
Other (2)	9.2	2.6	9.9	3.2
	240.7	38.8	241.4	34.2
Total other intangible assets	$546.3	$177.8	$547.2	$168.8

(1)	We have two reportable segments: Pharmacy Benefit Management ("PBM") and Specialty and Ancillary Services ("SAAS").
(2)	Changes in other intangible assets are a result of the write-off of fully-amortized contractual assets, consisting of non-compete agreements that are no longer in effect.

The aggregate amount of amortization expense of other intangible assets was $9.8 million and $10.1 million for the three months ended March 31, 2007 and 2006, respectively. The future aggregate amount of amortization expense of other intangible assets is approximately $29.3 million for the remainder of 2007, $35.8 million for 2008, $34.9 million for 2009, $33.4 million for 2010, and $31.8 for 2011. The weighted average amortization period of intangible assets subject to amortization is 16 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and four years for other intangible assets.

Note 4 - Income Taxes

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN 48, we recorded $23.5 million of unrecognized tax benefits within the consolidated balance sheet, with no net impact to the consolidated statement of operations. Of this amount, approximately $0.2 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings, in accordance with adoption of FIN 48. Included in our unrecognized tax benefits are $7.2 million of uncertain tax positions that would impact our effective tax rate if recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Prior to our adoption of FIN 48, we only included interest expense on underpayments of income taxes in our income tax provision. We have accrued an aggregate $3.7 million of interest in our income tax provision. Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in our tax returns. Upon adoption of FIN 48, we have elected an accounting policy to also classify accrued penalties related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify penalties as an operating expense in arriving at pretax income.

Our U.S. federal income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS commenced an examination of our consolidated 2003 and 2004 federal income tax returns in the second quarter of 2006 that is anticipated to be concluded by the end of 2007. Accordingly, we have agreed to extend our statute of limitations for the 2003 tax year from September 17, 2007 to March 31, 2008. The statute of limitations for the 2004 tax year will expire on September 15, 2008. Our state income tax returns for 2003 through 2005 remain subject to examination by various state authorities with the latest closing period on November 15, 2010. In addition, we have extended the statutes for certain state jurisdictions with respect to years prior to 2003 that will expire June 30, 2007, unless otherwise extended.

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

	Three Months Ended March 31,
	2007	2006

Weighted average number of common shares
outstanding during the period - Basic EPS(1)	135.8	146.5
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive
deferred compensation units(2)	1.9	2.6
Weighted average number of common shares
outstanding during the period - Diluted EPS(1)	137.7	149.1
(1)
The decrease in weighted average number of common shares outstanding from the prior year for Basic and Diluted EPS resulted from 12.0 million treasury shares repurchased in the last nine months of 2006.

(2)	Excludes SSRs of 0.3 million for the three months ended March 31, 2007. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with Financial Accounting Standard ("FAS") 128, “Earnings per Share.”

Note 6 - Stock-based compensation plans

Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock and performance share awards.  Awards are typically settled using treasury shares. The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the first quarter of 2007, we granted 1,078,000 SSRs and 30,000 stock options with a weighted average fair market value of $25.28. The SSRs and stock options have three-year graded vesting.

During the first quarter of 2007, we granted to certain officers and employees approximately 125,000 restricted shares of common stock and performance shares with a weighted average fair market value of $78.65. The restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of non-vested restricted stock and performance share awards was 262,000 at March 31, 2007 and 249,000 at December 31, 2006.

We recognized stock-based compensation expense of $8.6 million and $7.5 million in the three months ended March 31, 2007 and 2006, respectively. Unamortized stock-based compensation as of March 31, 2007 was $38.4 million for stock options and SSRs, and $14.0 million for restricted stock and performance shares.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	4.5%-5.2%	4.6%-4.7%
Expected volatility of stock	31%	34%
Expected dividend yield	None	None

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

Note 8 - Segment reporting

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS. Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three months ended March 31, 2007 and 2006:

(in millions)	PBM	SAAS	Total
For the three months ended March 31, 2007
Product revenue:
Network revenues	$2,332.1	$-	$2,332.1
Home delivery revenues	1,235.9	-	1,235.9
Other revenues	-	901.1	901.1
Service revenues	40.9	29.5	70.4
Total revenues	3,608.9	930.6	4,539.5
Depreciation and amortization expense	16.5	9.4	25.9
Operating income	237.0	16.4	253.4
Non-operating charges			(23.0)
Undistributed loss from joint venture			(0.4)
Interest income			2.8
Interest expense			(22.2)
Income before income taxes			210.6
Capital expenditures	4.8	3.9	8.7

(in millions)	PBM	SAAS	Total
For the three months ended March 31, 2006
Product revenue:
Network revenues	$2,149.1	$-	$2,149.1
Home delivery revenues	1,317.6	-	1,317.6
Other revenues	-	836.7	836.7
Service revenues	39.9	36.7	76.6
Total revenues	3,506.6	873.4	4,380.0
Depreciation and amortization expense	16.6	9.2	25.8
Operating income	158.2	25.3	183.5
Undistributed loss from joint venture			(0.5)
Interest income			5.0
Interest expense			(20.5)
Income before income taxes			167.5
Capital expenditures	6.4	2.3	8.7

As of March 31, 2007
Total assets	$2,766.6	$2,433.6	$5,200.2
Investment in equity method investees	0.3	3.0	3.3

As of December 31, 2006
Total assets	$2,681.5	$2,426.6	$5,108.1
Investment in equity method investees	0.2	2.7	2.9

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

Revenues earned by our Canadian PBM totaled $9.5 million and $9.0 million for the three months ended March 31, 2007 and 2006, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $16.7 million and $16.2 million as of March 31, 2007 and December 31, 2006, respectively. All other long-lived assets are domiciled in the United States.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Information we have included or incorporated by reference in this Quarterly Report on Form 10-Q, and information which may be contained in our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations or intentions.

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
•
investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Philadelphia and Boston, and by other regulatory agencies including the Department of Labor, and various state attorneys general

•
changes in average wholesale price (“AWP”), which could reduce prices and margins, including the impact of a proposed settlement in a class action case involving First DataBank, an AWP reporting service

•
uncertainties regarding the implementation of the Medicare Part D prescription drug benefit, including the financial impact to us to the extent that we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, and increased regulatory risk

•
uncertainties associated with U.S. Centers for Medicare & Medicaid’s (“CMS”) implementation of the Medicare Part B Competitive Acquisition Program (“CAP”), including the potential loss of clients/revenues to providers choosing to participate in the CAP

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

See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 - “Business” of our Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

We are one of the largest pharmacy benefit managers in North America and provide a full range of pharmacy benefit management and specialty services for thousands of client groups that include health maintenance organizations, health insurers, third party administrators, employers, union-sponsored benefit plans and government health programs.

We report two segments: Pharmacy Benefit Management (“PBM”) and Specialty and Ancillary Services (“SAAS”) (see “—Results of Operations”). Our integrated PBM services include network claims processing, home delivery services, benefit design consultation, drug utilization review, formulary management, disease management, and drug data analysis services. Our SAAS segment provides specialty services, including patient care and direct specialty home delivery to patients; distribution of infusion drugs, pharmaceuticals and medical supplies; third party logistics services for contracted pharmaceutical manufacturer clients; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored Patient Assistance Programs (“PAPs”) and other bio-pharmaceutical services.

Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated by our PBM and SAAS segments represented 98.4% of revenues for the three months ended March 31, 2007 as compared to 98.3% for the same period of 2006.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the first quarter of 2007 reflect the successful execution of our business model which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy. In 2007, we are benefiting from higher generic utilization (60.3% in the first quarter of 2007 compared to 56.3% in the same period of 2006) and better management of ingredient costs (through renegotiation of supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs). These positive trends continue to be partially offset by a decrease in network claims volume due to the attrition of several clients, as well as the negative impact to our SAAS segment of the migration of members from our PAPs and Rx Outreach Programs to Medicare Part D and other discount programs, and by investments we are making in our pharmacy operations during 2007. Although margin declines in our core specialty and distribution business units continue to impact SAAS results, we believe new drugs coming available through our Specialty Distribution business, infrastructure investments made during integration, certain management changes and our improved success in being awarded specialty products in limited and exclusive networks positions us to capitalize on the growth opportunities currently available in the specialty marketplace.

We believe the positive trends we see in the first quarter of 2007 including increased generic usage and lower drug purchasing costs will continue to generate improvements in our results of operations in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our accounting policies, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 8, 2007.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2007	2006
Product revenues
Network revenues	$2,332.1	$2,149.1
Home delivery revenues	1,235.9	1,317.6
Service revenues	40.9	39.9
Total PBM revenues	3,608.9	3,506.6
Cost of PBM revenues	3,240.6	3,226.9
PBM gross profit	368.3	279.7
PBM SG&A expenses	131.3	121.5
PBM operating income	$237.0	$158.2

Total adjusted PBM Claims(1)	126.8	133.3

(1)	PBM adjusted claims represent network claims plus home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network claims are generally 30 day claims.

Network claims decreased by 5.6 million, or 5.5%, in the first quarter of 2007 from the same period of 2006. These decreases are primarily due to the loss of lives resulting from the attrition of several clients, including the shift to the government funded benefit, Medicare Part D. Total home delivery claims remained consistent in the first quarter of 2007 from the same period of 2006. The decrease in network claims resulted in an overall decrease in adjusted PBM claims of 4.9%.

 Network pharmacy revenues increased $183.0 million, or 8.5%, in the first quarter of 2007 from the first quarter of 2006.  There are two primary components to our change in network revenues: changes in volume and changes in price.  Approximately $301.8 million of the increase in network pharmacy revenues is attributable to changes in price. This increase was offset by a $118.8 decrease due to lower claim volumes, as described above.

Two factors affect changes in price: inflation and the mix of the prescriptions processed at network pharmacies. Average revenue per network claim increased 14.9% in the first quarter of 2007 from the first quarter of 2006 as a result of inflation and a significant reduction in claim volume from members participating in discount card programs with 100% co-payments who began transitioning to Medicare Part D programs in 2006.  For these discount programs, we do not include member co-payments to retail pharmacies in revenue or cost of revenue, and as such, only report administrative fees as revenues. A reduction of these lower revenue claims from last year results in a higher average revenue per network claim this year.  Additionally, our generic penetration rate affects our average revenue per network claim. As our penetration rate has increased to 61.7% of total network claims in the first quarter of 2007 as compared to 57.8% in the same period in 2006, it offsets the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

The $81.7 million, or 6.2%, decrease in home delivery revenues in the first quarter of 2007 from the first quarter of 2006 is primarily attributable to lower claim volumes, which accounted for a decrease in revenues of approximately $34.0 million. In addition, our generic penetration rate increased, which negatively affects our average revenue per home delivery claim. Our penetration rate has increased to 48.2% of total home delivery claims in the first quarter of 2007 as compared to 43.2% in the first quarter of 2006.  The decrease in the average revenue per home delivery claim was partially offset by inflation.

         Cost of PBM revenues increased $13.7 million, or 0.4%, in the first quarter of 2007 as compared to the same period in 2006. During the quarter, we recorded a $9.0 million non-recurring benefit resulting from the settlement of a contractual item with a supply chain vendor. Excluding the impact of this benefit, cost of PBM revenues increased as a result of the following:

•
We experienced an increase of 6.3% in the cost of revenue per adjusted claim in the first quarter of 2007 as compared to the same period of 2006, primarily from ingredient cost inflation and a significant reduction of 100% co-payment claims as discussed above.

•
This increase was partially offset by the 4.9% decrease in claims volume, as well as better management of ingredient costs resulting from renegotiation of certain supplier contracts and the increase in the aggregate generic fill rate, as discussed above.

Our PBM gross profit increased $88.6 million, or 31.7%, in the first quarter of 2007 over the same period of 2006. Cost savings from the increase in the aggregate generic fill rate were only partially offset by lower network and home delivery claims volumes.

SG&A increased $9.8 million, or 8.1%, in the first quarter of 2007 over the same period of 2006 primarily due to the following:

•
Increased spending of $14.7 million in the first quarter of 2007 over the same period of 2006, partially consisting of increased management incentive compensation in addition to the effect of inflation.

•	This increase was offset by a $7.6 million decrease in professional fees, primarily due to decreased legal expenses.

PBM operating income increased $78.8 million, or 49.8%, in the first quarter of 2007 over the same period of 2006.

SAAS OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2007	2006

Product revenues	$901.1	$836.7
Service revenues	29.5	36.7
Total SAAS revenues	930.6	873.4
Cost of SAAS revenues	872.8	808.5
SAAS gross profit	57.8	64.9
SAAS SG&A expense	41.4	39.6
SAAS operating income	$16.4	$25.3

SAAS revenues increased $57.2 million, or 6.5%, in the first quarter of 2007 over 2006, partially as a result of increased cross-selling of specialty services to ESI’s legacy PBM clients in addition to sales of new drugs which became available for distribution through our Specialty Distribution business during 2006. The increase in revenues was partially offset by a reduction in sales of higher margin drugs through our Specialty Distribution and Specialty Pharmacy businesses in addition to lower PAP shipments and Rx Outreach membership reflecting the continuing shift of patients to Medicare Part D and other discount programs. The net increase in sales includes a change in mix as sales of newer, low margin therapies replaced sales of higher margin drugs across multiple SAAS business units. As a result, the increase in revenues was more than offset by a $64.3 million, or 8.0%, increase in SAAS cost of revenues in the first quarter of 2007 over the first quarter of 2006, which decreased gross profit by $7.1 million in the first quarter of 2007 over the same period in 2006. SAAS gross profit was also negatively impacted by a fourth quarter 2006 loss of a major third-party payor in our Specialty Pharmacy business unit.

SG&A for our SAAS segment increased $1.8 million, or 4.5%, in the first quarter of 2007 from the same period in 2006 primarily due to enhancing the administrative function supporting our SAAS segment.

SAAS operating income decreased $8.9 million, or 35.2%, in the first quarter of 2007 as compared to the same quarter of 2006.

OTHER (EXPENSE) INCOME

The $3.9 million, or 25.2% increase in net interest expense in the first quarter of 2007 as compared to the same period in 2006 resulted from increased borrowings on our revolver (see “Liquidity and Capital Resources—Bank Credit Facility”).

Non-operating charges relate primarily to net costs incurred as a part of our withdrawn bid to acquire all of the outstanding common stock of Caremark, Rx, Inc. (“Caremark’). Legal and other professional fees (which do not include expenses incurred internally) of $27.4 million were expensed in the first quarter of 2007. We received a $4.4 million special dividend CVS/Caremark Corporation (“CVS/ Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger. We recognized net non-operating charges in the first quarter of $23.0 million.

As of April 20, 2007, we have sold all of our shares of CVS/Caremark stock, resulting in an investment gain of approximately $4.3 million, which will be recorded in the second quarter.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased to 36.5% for the first quarter of 2007 from 37.5% for the same period of 2006. The reduction is the result of legal entity restructuring and changes in the apportionment of our income for state income tax purposes.

NET INCOME AND EARNINGS PER SHARE

Net income increased $29.0 million, or 27.7%, for the first quarter of 2007 over the same period of 2006. Basic and diluted earnings per share increased 38.0% and 38.6%, respectively for the first quarter of 2007 over the same period of 2006.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the three months ended March 31, 2007, net cash provided by operations increased $114.6 million to $155.6 million. Changes in operating cash flows for the three months ended March 31, 2007 were impacted by the following factors:
•	Smaller payouts of management incentive bonuses in the first quarter of 2007 as compared to the same quarter 2006.
•	Net income increased $29.0 million in the first quarter of 2007 as compared to the first quarter of 2006.

Operating cash flows for the three months ended March 31, 2006 were negatively impacted by the following factors:
•
Timing of collections and disbursements surrounding the end of 2005 resulted in positive cash flows occurring in the fourth quarter of 2005 instead of the first quarter of 2006. As such, cash flows in the first quarter of 2006 were lower compared to the first quarter of 2007.

•
Network claim volume decreased 7.8% from the fourth quarter of 2005 to the first quarter of 2006, resulting in a decrease in claims and rebates payable (which is a use of cash) which was only partially offset by a corresponding decrease in accounts receivable (which is a source of cash). In contrast, network claim volume only decreased 1.0% in the first quarter of 2007 as compared to the fourth quarter of 2006.

Our capital expenditures for the three months ended March 31, 2007 remained consistent as compared to the same period of 2006. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

CHANGES IN BUSINESS

We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2007 or thereafter.

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996. In May 2006, our Board of Directors authorized a 10.0 million share increase to the existing 38.0 million share repurchase program. In February 2007, our Board of Directors authorized an increase in the program such that subsequent to the resolution, we are authorized to repurchase additional shares up to $1.0 billion worth of shares or 14.1 million shares, whichever occurs first. There is no limit on the duration of the program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility. To facilitate our projected 2007 share repurchases, we are in the process of entering into an additional credit facility. The new facility, which we anticipate finalizing in the second quarter, is not expected to impact our existing Term A loan. Any additional financing fees incurred as a result of the additional facility will be amortized over the life of the new debt.

BANK CREDIT FACILITY

Our $2.2 billion credit facility includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility. The revolving credit facility (none of which was outstanding as of March 31, 2007) is available for general corporate purposes. During the first quarter of 2007, we made scheduled payments of $40.0 million on our Term A loan and net payments of $50.0 million under our revolving credit facility.

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

At March 31, 2007, the weighted average interest rate on the facility was 5.8%. Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At March 31, 2007, we were in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS

The following table sets forth our schedule of maturities of our long-term debt and future minimum lease payments due under noncancellable operating leases as of March 31, 2007 (in millions):

	Payments Due by Period as of March 31,
Contractual obligations	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt	$1,360.5	$140.1	$680.1	$540.1	$0.2
Future minimum lease payments (1)(2)	136.6	20.9	41.4	26.4	47.9

Total contractual cash obligations	$1,497.1	$161.0	$721.5	$566.5	$48.1

(1)
In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia. At March 31, 2007, our lease obligation is $13.5 million. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

(2)
This table includes a lease agreement we signed during 2005 for a new corporate headquarters. We took possession of this building in the first quarter of 2007. The annual lease commitments will begin at approximately $4.5 million and the term of the lease is ten and a half years.

OTHER MATTERS

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. We adopted this interpretation on January 1, 2007. As a result of the implementation of FIN 48, we recorded $23.5 million of unrecognized tax benefits within the consolidated balance sheet, with no net impact to the consolidated statement of operations. Of this amount, approximately $0.2 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Included in our unrecognized tax benefits are $7.2 million of uncertain tax positions that would affect our effective tax rate if recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2007, we had $1,153.3 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $11.5 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

During the first quarter ended March 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits that purport to be class actions. Each case seeks damages in an unspecified amount. We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover. In addition, we are the subject of several governmental investigations including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "10-K"). Such investigations could result in civil damages, criminal penalties, or other sanctions, the nature and amount of which we cannot currently estimate. We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects. In addition, the expenses of defending these cases may have a material effect on our financial results.

The following developments have occurred since the filing of the 10-K.

•
Anthony Bradley, et al v. First Health Services Corporation, et al (Case No.BC319292, Superior Court for the State of California, County of Los Angeles). Our motion to dismiss the complaint was granted and the dismissal was affirmed on appeal. Plaintiffs have filed a petition for review with the California Supreme Court.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended March 31, 2007 (share data in millions):

Period	Shares purchased	Average price per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

1/1/2007 - 1/31/2007	-	$-	-	6.1
2/1/2007 - 2/28/2007	-	-	-	6.1
3/1/2007 - 3/31/2007	-	-	-	6.1
2007 Total	-	$-	-

We have a stock repurchase program, originally announced on October 25, 1996. In May 2006, our Board of Directors authorized a 10.0 million share increase to the existing 38.0 million share repurchase program. In February 2007, our Board of Directors authorized an increase in the program such that subsequent to the resolution, we are authorized to repurchase additional shares up to $1.0 billion worth of shares or 14.1 million shares, whichever occurs first. There is no limit on the duration of the program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions, subject to restrictions on the amount of stock repurchases contained in our bank credit facility. To facilitate our projected 2007 share repurchases, we are in the process of entering into an additional credit facility. The new facility, which we anticipate finalizing in the second quarter, is not expected to impact our existing Term A loan. Any additional financing fees incurred as a result of the additional facility will be amortized over the life of the new debt.

Item 6.     Exhibits

(a) See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: April 23, 2007	By:	/s/ George Paz
George Paz, President, Chief Executive Officer and Chairman

Date: April 23, 2007	By:	/s/ Edward Stiften
Edward Stiften, Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. - Commission File Number 0-20199)
Exhibit Number	Exhibit
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

10.1[3]
Summary of Named Executive Officer 2007 Salaries, 2006 Bonus Awards, 2007 Maximum Bonus Potential and 2007 Equity and Pro Forma Awards, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2007.

31.1[2]	Certification by George Paz, as President, Chief Executive Officer and Chairman of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by George Paz, as President, Chief Executive Officer and Chairman of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Edward Stiften, as Senior Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.
3	Management contract or compensatory plan or arrangement