Form 10-Q
period 2007-06-30
EXPRESS SCRIPTS INC
filed 2007-07-25
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number:  0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code:  (314) 996-0900

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
Large accelerated filer [X]                                       Accelerated filer [   ]                                           Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ___   No    X

Common stock outstanding as of June 30, 2007:	257,851,000	Shares

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

Item 1A   Risk Factors - (Not Applicable)

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities - (Not Applicable)

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits
Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	June 30,	December 31,
(in millions, except share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$111.2	$131.0
Receivables, net	1,303.9	1,334.4
Inventories	198.4	194.6
Deferred taxes	107.1	90.9
Prepaid expenses and other current assets	24.2	21.2
Total current assets	1,744.8	1,772.1
Property and equipment, net	198.5	201.4
Goodwill	2,688.0	2,686.0
Other intangible assets, net	360.5	378.4
Other assets	41.1	70.2
Total assets	$5,032.9	$5,108.1

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,198.3	$1,275.7
Accounts payable	570.2	583.4
Accrued expenses	346.4	390.2
Current maturities of long-term debt	220.1	180.1
Total current liabilities	2,335.0	2,429.4
Long-term debt	1,700.3	1,270.4
Other liabilities	310.2	283.4
Total liabilities	4,345.5	3,983.2

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share;
and no shares issued and outstanding	-	-
Common stock, 1,300,000,000 shares authorized, $0.01 par value per share;
shares issued: 318,867,000 and 159,442,000, respectively;
shares outstanding: 257,851,000 and 135,650,000, respectively	3.2	1.6
Additional paid-in capital	538.1	495.3
Accumulated other comprehensive income	15.0	11.9
Retained earnings	2,303.5	2,017.3
	2,859.8	2,526.1
Common stock in treasury at cost, 61,016,000 and 23,792,000
shares, respectively	(2,172.4)	(1,401.2)
Total stockholders’ equity	687.4	1,124.9
Total liabilities and stockholders’ equity	$5,032.9	$5,108.1

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2007	2006	2007	2006

Revenues [1]	$4,600.4	$4,421.1	$9,139.9	$8,801.1
Cost of revenues [1]	4,157.0	4,057.5	8,270.4	8,092.9
Gross profit	443.4	363.6	869.5	708.2
Selling, general and administrative	183.1	171.1	355.8	332.2
Operating income	260.3	192.5	513.7	376.0
Other (expense) income:
Non-operating gains (charges), net	4.2	-	(18.8)	-
Undistributed loss from joint venture	(0.4)	(0.3)	(0.8)	(0.8)
Interest income	2.6	4.0	5.4	9.0
Interest expense	(25.6)	(23.7)	(47.8)	(44.2)
	(19.2)	(20.0)	(62.0)	(36.0)
Income before income taxes	241.1	172.5	451.7	340.0
Provision for income taxes	88.4	64.7	165.3	127.5
Net income	$152.7	$107.8	$286.4	$212.5

Basic earnings per share:	$0.58	$0.38	$1.07	$0.74

Weighted average number of common shares
outstanding during the period - Basic EPS	263.6	282.4	267.6	287.6

Diluted earnings per share:	$0.57	$0.38	$1.06	$0.73

Weighted average number of common shares
outstanding during the period - Diluted EPS	267.0	286.8	271.1	292.4

[1]	Excludes estimated retail pharmacy co-payments of $943.9 and $1,045.7 for the three months ended June 30, 2007 and 2006, respectively, and $1,932.1 and $2,266.5 the six months ended June 30, 2007 and 2006, respectively. These are amounts we instructed retail pharmacies to collect from members. We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2006	159.4	$1.6	$495.3	$11.9	$2,017.3	$(1,401.2)	$1,124.9
Comprehensive income:
Net income	-	-	-	-	286.4	-	286.4
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	5.1	-	-	5.1
Realized gains on available-
for-sale securities; net of taxes				(2.0)			(2.0)
Comprehensive income	-	-	-	3.1	286.4	-	289.5
Stock split in form of stock dividend	159.4	1.6	(1.6)	-	-	-	-
Treasury stock acquired	-	-	-	-	-	(826.7)	(826.7)
Changes in stockholders’ equity
related to employee stock plans	0.1	-	44.4	-	-	55.5	99.9
Cumulative effect of adoption of FIN 48	-	-	-	-	(0.2)	-	(0.2)
Balance at June 30, 2007	318.9	$3.2	$538.1	$15.0	$2,303.5	$(2,172.4)	$687.4

    See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(in millions)	2007	2006
Cash flows from operating activities:
Net income	$286.4	$212.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	52.1	51.9
Non-cash adjustments to net income	23.5	13.4
Changes in operating assets and liabilities:
Claims and rebates payable	(77.4)	(175.8)
Other net changes in operating assets and liabilities	(33.3)	91.8
Net cash provided by operating activities	251.3	193.8

Cash flows from investing activities:
Purchases of property and equipment	(29.9)	(20.7)
Sale of marketable securities	34.2	-
Other	(0.6)	(0.1)
Net cash provided by (used in) investing activities	3.7	(20.8)

Cash flows from financing activities:
Proceeds from long-term debt	600.0	-
Repayment of long-term debt	(80.1)	(80.1)
Repayment of revolving credit line, net	(50.0)	285.0
Tax benefit relating to employee stock compensation	39.3	27.5
Treasury stock acquired	(826.7)	(707.7)
Net proceeds from employee stock plans	42.1	19.7
Deferred financing fees	(1.3)	(0.3)
Net cash used in financing activities	(276.7)	(455.9)

Effect of foreign currency translation adjustment	1.9	0.9

Net decrease in cash and cash equivalents	(19.8)	(282.0)
Cash and cash equivalents at beginning of period	131.0	477.9
Cash and cash equivalents at end of period	$111.2	$195.9

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

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2007, the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2007, and the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 – Non-operating gains (charges), net

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  Legal and other professional fees (which do not include expenses incurred internally) of $27.4 million were expensed in the first quarter of 2007.   Additionally in the first quarter, we received a $4.4 million special dividend CVS/Caremark Corporation (“CVS/ Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger.  As of June 30, 2007, we have sold all of our shares of CVS/Caremark stock, resulting in a non-operating gain of approximately $4.2 million, which was recorded in the second quarter of 2007.  We recognized net non-operating charges in the first six months of 2007 of $18.8 million.

Note 3 – Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in millions).

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM (1)	$1,511.4	$107.3	$1,509.2	$107.1
SAAS(1)	1,283.9	-	1,283.9	-
	$2,795.3	$107.3	$2,793.1	$107.1

Other intangible assets
PBM
Customer contracts	$244.8	$91.5	$244.2	$85.3
Other	60.3	49.5	61.6	49.3
	305.1	141.0	305.8	134.6

SAAS
Customer relationships	231.5	41.4	231.5	31.0
Other (2)	9.2	2.9	9.9	3.2
	240.7	44.3	241.4	34.2
Total other intangible assets	$545.8	$185.3	$547.2	$168.8

(1)	We have two reportable segments: Pharmacy Benefit Management (“PBM”) and Specialty and Ancillary Services (“SAAS”).
(2)	Changes in other intangible assets are a result of the write-off of fully-amortized contractual assets, consisting of non-compete agreements that are no longer in effect.

The aggregate amount of amortization expense of other intangible assets was $9.7 million and $10.4 million for the three months ended June 30, 2007 and 2006, respectively, and $19.5 million and $20.5 million for the six months ended June 30, 2007 and 2006, respectively.  The future aggregate amount of amortization expense of other intangible assets is approximately $21.2 million for the remainder of 2007, $36.3 million for 2008, $35.3 million for 2009, $33.7 million for 2010, and $31.8 million for 2011.  The weighted average amortization period of intangible assets subject to amortization is 16 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and four years for other intangible assets.

Note 4 – Common Stock

On May 23, 2007, we announced a two-for-one stock split for stockholders of record on June 8, 2007, effective June 22, 2007.  The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding.  The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.

Note 5 – Financing

We amended our existing credit facility in the second quarter to provide additional borrowings up to $800.0 million, of which $600.0 million was outstanding at the end of the second quarter (“Term-1 Loans”).  The new Term-1 Loans have similar terms to our existing Term A loans with the following notable exceptions:

•	Delayed draw feature (through December 31, 2007) allowing for interim borrowings up to $800.0 million.
•	No scheduled payments, until the maturity of the loan.

As a result of this amendment, we added approximately $1.4 million of deferred financing fees in the second quarter of 2007.

The following represents the schedule of current maturities for our long-term debt as of June 30, 2007 (amounts in millions):

Year Ended December 31,
2007	$100.0
2008	260.1
2009	420.0
2010	1,140.0
2011	0.1
Thereafter	0.2
$1,920.4

Note 6 – Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007.  As a result of the implementation of FIN 48, we recorded $23.5 million of unrecognized tax benefits within the consolidated balance sheet, with no net impact to the consolidated statement of operations.  Of this amount, approximately $0.2 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings, in accordance with adoption provisions of FIN 48.  Included in our unrecognized tax benefits are $7.2 million of uncertain tax positions that would impact our effective tax rate if recognized.  We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of June 30, 2007.

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

Note 7 – Earnings per share (reflecting the two-for-one stock split effective June 22, 2007)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of common shares
outstanding during the period – Basic EPS(1)	263.6	282.4	267.6	287.6
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units	3.4	4.4	3.5	4.8
Weighted average number of common shares
outstanding during the period – Diluted EPS(1)	267.0	286.8	271.1	292.4

(1)	Excludes SSRs of 0.2 million for the six months ended June 30, 2007. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with Financial Accounting Standard (“FAS”) 128, “Earnings per Share.”

Note 8 – Stock-based compensation plans (reflecting the two-for-one stock split effective June 22, 2007)

       Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock and performance share awards.  Awards are typically settled using treasury shares.  The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years.  Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.  During the first six months of 2007, we granted 2,300,000 SSRs and 61,000 stock options with a weighted average fair market value of $12.81 per share.  The SSRs and stock options have three-year graded vesting.

During the first six months of 2007, we granted to certain officers and employees approximately 292,000 restricted shares of common stock and performance shares with a weighted average fair market value of $40.75 per share.  The restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of the three years.  The number of performance shares that ultimately vest is dependent upon achieving specific performance targets.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of non-vested restricted stock and performance share awards was 541,000 at June 30, 2007 and 498,000 at December 31, 2006.

We recognized stock-based compensation expense of $8.2 million and $6.6 million in the three months ended June 30, 2007 and 2006, respectively, and $16.8 million and $14.1 million in the six months ended June 30, 2007 and 2006, respectively.  Unamortized stock-based compensation as of June 30, 2007 was $34.4 million for stock options and SSRs, and $13.9 million for restricted stock and performance shares.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	4.8%	4.8%-5.3%	4.5%-5.2%	4.6%-5.3%
Expected volatility of stock	31%	34%	31%	34%
Expected dividend yield	None	None	None	None

Note 9 – Contingencies

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

Note 10 – Segment reporting

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS.  Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three and six months ended June 30, 2007 and 2006:

(in millions)	PBM	SAAS	Total
For the three months ended June 30, 2007
Product revenue:
Network revenues	$2,376.8	$-	$2,376.8
Home delivery revenues	1,250.5	-	1,250.5
Other revenues	-	898.4	898.4
Service revenues	42.0	32.7	74.7
Total revenues	3,669.3	931.1	4,600.4
Depreciation and amortization expense	16.8	9.4	26.2
Operating income	249.8	10.5	260.3
Non-operating gains			4.2
Undistributed loss from joint venture			(0.4)
Interest income			2.6
Interest expense			(25.6)
Income before income taxes			241.1
Capital expenditures	17.4	3.8	21.2

(in millions)	PBM	SAAS	Total
For the three months ended June 30, 2006
Product revenue:
Network revenues	$2,175.9	$-	$2,175.9
Home delivery revenues	1,311.3	-	1,311.3
Other revenues	-	859.8	859.8
Service revenues	41.2	32.9	74.1
Total revenues	3,528.4	892.7	4,421.1
Depreciation and amortization expense	16.8	9.3	26.1
Operating income	170.0	22.5	192.5
Undistributed loss from joint venture			(0.3)
Interest income			4.0
Interest expense			(23.7)
Income before income taxes			172.5
Capital expenditures	8.3	3.7	12.0

For the six months ended June 30, 2007
Product revenue:
Network revenues	$4,708.9	$-	$4,708.9
Home delivery revenues	2,486.4	-	2,486.4
Other revenues	-	1,799.5	1,799.5
Service revenues	82.9	62.2	145.1
Total revenues	7,278.2	1,861.7	9,139.9
Depreciation and amortization expense	33.3	18.8	52.1
Operating income	486.8	26.9	513.7
Non-operating (charges) gains, net			(18.8)
Undistributed loss from joint venture			(0.8)
Interest income			5.4
Interest expense			(47.8)
Income before income taxes			451.7
Capital expenditures	22.2	7.7	29.9

For the six months ended June 30, 2006
Product revenue:
Network revenues	$4,325.0	$-	$4,325.0
Home delivery revenues	2,628.9	-	2,628.9
Other revenues	-	1,696.5	1,696.5
Service revenues	81.1	69.6	150.7
Total revenues	7,035.0	1,766.1	8,801.1
Depreciation and amortization expense	33.4	18.5	51.9
Operating income	328.2	47.8	376.0
Undistributed loss from joint venture			(0.8)
Interest income			9.0
Interest expense			(44.2)
Income before income taxes			340.0
Capital expenditures	14.7	6.0	20.7

As of June 30, 2007
Total assets	$2,587.3	$2,445.6	$5,032.9
Investment in equity method investees	0.3	3.3	3.6

As of December 31, 2006
Total assets	$2,681.5	$2,426.6	$5,108.1
Investment in equity method investees	0.2	2.7	2.9

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

Revenues earned by our Canadian PBM totaled $10.1 million and $9.1 million for the three months ended June 30, 2007 and 2006, respectively, and $19.6 million and $18.1 million for the six months ended June 30, 2007 and 2006, respectively.  All other revenues are earned in the United States.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $19.2 million and $16.2 million as of June 30, 2007 and December 31, 2006, respectively.  All other long-lived assets are domiciled in the United States.

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
•
investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by the U.S. Attorney offices in Boston, and by other regulatory agencies including the Department of Labor, and various state attorneys general

•
changes in industry pricing benchmarks such as average wholesale price (“AWP”) and average manufacturer price (“AMP”), which could have the effect of reducing prices and margins, including the impact of a proposed settlement in a class action case involving First DataBank, an AWP reporting service

•
uncertainties regarding the implementation of the Medicare Part D prescription drug benefit, including the financial impact  to us to the extent that we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, and increased regulatory risk

•
uncertainties associated with U.S. Centers for Medicare & Medicaid’s (“CMS”) implementation of the Medicare Part B Competitive Acquisition Program (“CAP”), including the potential loss of clients/revenues to providers choosing to participate in the CAP

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

OVERVIEW

We are one of the largest pharmacy benefit managers in North America and provide a full range of pharmacy benefit management and specialty pharmacy services for thousands of client groups that include health maintenance organizations, health insurers, third party administrators, employers, union-sponsored benefit plans and government health programs.

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

Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services. Tangible product revenue generated by our PBM and SAAS segments represented 98.4% of revenues for the six months ended June 30, 2007 as compared to 98.3% for the same period of 2006.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the first six months of 2007 reflect the successful execution of our business model which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy.  In 2007 we are benefiting from higher generic utilization (60.6% in the first six months of 2007 compared to 56.3% in the same period of 2006) and better management of ingredient costs (through renegotiation of supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs).  We expect these positive trends to be partially offset by the continued expected roll off of low-margin claims from certain clients.  In addition, although margin declines in our core specialty and distribution business units continue to impact SAAS results, we believe new drugs coming available through our Specialty Distribution business and certain management changes position us to capitalize on the growth opportunities in the specialty marketplace going forward.

We believe the positive trends we see in the first six months of 2007 including increased generic usage and lower drug purchasing costs will continue to generate improvements in our results of operations in the future.

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

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Product revenues
Network revenues	$2,376.8	$2,175.9	$4,708.9	$4,325.0
Home delivery revenues	1,250.5	1,311.3	2,486.4	2,628.9
Service revenues	42.0	41.2	82.9	81.1
Total PBM revenues	3,669.3	3,528.4	7,278.2	7,035.0
Cost of PBM revenues	3,281.4	3,228.0	6,522.0	6,454.9
PBM gross profit	387.9	300.4	756.2	580.1
PBM SG&A expenses	138.1	130.4	269.4	251.9
PBM operating income	$249.8	$170.0	$486.8	$328.2

Total adjusted PBM Claims(1)	124.8	128.0	251.6	261.3

(1)	PBM adjusted claims represent network claims plus home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network claims are typically 30 day claims.

Network claims decreased by 2.8 million and 8.5 million claims, or 2.9% and 4.3%, respectively, in the three and six months ended June 30, 2007 over the three and six months ended June 30, 2006.  These decreases are primarily due to the expected roll off of low-margin claims from certain clients, including the shift to the government funded benefit, Medicare Part D.  Total home delivery claims decreased by 0.1 million and 0.4 million claims, or 1.2% and 1.9%, respectively, in the three and six months ended June 30, 2007 from the same periods in 2006.  These decreases in home delivery and network claims resulted in overall decreases in adjusted PBM claims of 2.5% and 3.7% in the three and six months ended June 30, 2006, respectively.

Product Revenues for the three months ended June 30, 2007:   Network pharmacy revenues increased $200.9 million, or 9.2%, in the three months ended June 30, 2007 from the same period of 2006.  There are two primary components to our change in network revenues: changes in volume and changes in price.  Approximately $264.9 million of the increase in network pharmacy revenues is attributable to changes in price.  This increase was offset by a $64.0 million decrease due to lower claim volumes, as described above.

       Two factors affect changes in price: inflation and the mix of the prescriptions processed at network pharmacies. Average revenue per network claim increased 12.5% in the second quarter of 2007 from the second quarter of 2006 primarily as a result of a change in mix.  As compared to the second quarter of 2006, we experienced a significant reduction in claim volume from members participating in discount card programs with 100% co-payments who began transitioning to Medicare Part D programs. For these discount programs, we do not include member co-payments to retail pharmacies in revenue or cost of revenue, and as such, we only report administrative fees as revenues. Excluding these claims, average revenue per network claim increased 4.6%, primarily as a result of inflation.

        Additionally, our generic penetration rate affects our average revenue per network claim. As our penetration rate has increased to 62.4% of total network claims in the second quarter of 2007 as compared to 57.8% in the same period in 2006, it offsets the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

For the three months ended June 30, 2007, home delivery revenues decreased $60.8 million, or 4.6%, as compared to the same period of 2006 primarily due to the impact of higher generic penetration on average revenue per home delivery claim.  Our generic penetration rate increased to 49.9% of total home delivery claims in the three months ended June 30, 2007 as compared to 44.1% in the same period of 2006.  The decrease in revenue per home delivery claim of 3.5% was partially offset by ingredient cost inflation.  In addition, lower home delivery claim volumes resulted in a $15.6 million revenue decline.

Product Revenues for the six months ended June 30, 2007:  Network pharmacy revenues increased $383.9 million, or 8.9%, in the six months ended June 30, 2007 from the same period in 2006.  Approximately $568.5 million of the increase in network pharmacy revenues is attributable to changes in price.  This increase was offset by a $184.6 million decrease due to lower claim volumes, as described above.

Average revenue per network claim increased 13.7% in the six months ended June 30, 2007 from the same period of 2006 primarily as a result of a significant reduction in claim volume from members participating in discount card programs with 100% co-payments who began transitioning to Medicare Part D programs in 2006, as noted above.  Excluding these claims, average revenue per network claim increased 4.7%, primarily as a result of inflation.

Additionally, our generic penetration rate affects our average revenue per network claim, as noted above. As our penetration rate has increased to 62.1% of total network claims in the first six months of 2007 as compared to 57.8% in the same period in 2006, it offsets the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

For the six months ended June 30, 2007, home delivery revenues decreased $142.5 million, or 5.4%, as compared to the same period of 2006 primarily due to the impact of higher generic penetration on average revenue per home delivery claim.  Our generic penetration rate increased to 49.0% of total home delivery claims in the six months ended June 30, 2007 as compared to 43.7% in the same period of 2006.  The decrease in revenue per home delivery claim of 3.6% was partially offset by ingredient cost inflation.  In addition, lower home delivery claim volumes resulted in a $49.5 million revenue decline.

Cost of PBM revenues increased $53.4 million, or 1.7%, in the three months ended June 30, 2007 as compared to the same period in 2006, due to the following:

•
We experienced an increase of 4.5% in the cost of revenue per adjusted claim in the three months ended June 30, 2007 as compared to the same period of 2006, primarily from ingredient cost inflation and a significant reduction of 100% co-payment claims as discussed above.

•
This increase was partially offset by the 2.5% decrease in adjusted claims volume, as well as better management of ingredient costs resulting from renegotiation of certain supplier contracts and the increase in the aggregate generic fill rate, as discussed above.

Cost of PBM revenues increased $67.1 million, or 1.0%, in the six months ended June 30, 2007 as compared to the same period in 2006.  During the six months ended June 30, 2007, we recorded a $9.0 million non-recurring benefit resulting from the settlement of a contractual issue with a supply chain vendor.  Apart from the impact of this benefit, cost of PBM revenues increased as a result of the following:

•
We experienced an increase of 5.4% in the cost of revenue per adjusted claim in the first six months of June 30, 2007 as compared to the same period of 2006, primarily from ingredient cost inflation and a significant reduction of 100% co-payment claims as discussed above.

•
This increase was partially offset by the 3.7% decrease in adjusted claims volume, as well as better management of ingredient costs resulting from renegotiation of certain supplier contracts and the increase in the aggregate generic fill rate, as discussed above.

PBM gross profit increased $87.5 million, or 29.1%, and $176.1 million, or 30.4%, respectively for the three and six months ended June 30, 2007 as compared to the same periods of 2006.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs resulting from renegotiation of certain supplier contracts were only partially offset by lower network claims volumes and margin pressures arising from the current competitive environment.

PBM selling, general and administrative expenses (“SG&A”) increased $7.7 million, or 5.9%, in the three months ended June 30, 2007 over the same period of 2006.  This increase is primarily due to increased management incentive compensation in addition to the effect of inflation.

PBM SG&A expenses increased $17.5 million, or 6.9%, in six months ended June 30, 2007 over the same period of 2006.  These increases are primarily due to the following:

•	Increased spending of $23.7 million partially consisting of increased management incentive compensation in addition to the effect of inflation.
•	This increase was offset by an $11.1 million decrease in professional fees, primarily due to a reduction of IT contractors and consultants.

PBM operating income increased $79.8 million, or 46.9%, and $158.6 million, or 48.3%, respectively for the three and six months ended June 30, 2007 as compared to the same periods of 2006.

SAAS OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Product revenues	$898.4	$859.8	$1,799.5	$1,696.5
Service revenues	32.7	32.9	62.2	69.6
Total SAAS revenues	931.1	892.7	1,861.7	1,766.1
Cost of SAAS revenues	875.6	829.5	1,748.4	1,638.0
SAAS gross profit	55.5	63.2	113.3	128.1
SAAS SG&A expenses	45.0	40.7	86.4	80.3
SAAS operating income	$10.5	$22.5	$26.9	$47.8

SAAS revenues increased $38.4 million, or 4.3%, and $95.6 million, or 5.4%, respectively, in the three and six months ended June 30, 2007 as compared to the same periods of 2006.  This is partially as a result of increased cross-selling of specialty services to our legacy PBM clients in addition to sales of new drugs which became available for distribution through our Specialty Distribution business during 2006.  The increase in revenues was partially offset by a reduction in sales of higher margin drugs through our Specialty Distribution and Specialty Pharmacy businesses in addition to lower PAP shipments and Rx Outreach membership reflecting the continuing shift of patients to Medicare Part D and other discount programs.

The net increase in revenues includes a change in mix as sales of newer, low margin therapies replaced sales of higher margin drugs across multiple SAAS business units.  As a result, the increase in revenues was more than offset by an increase in SAAS cost of revenues of $46.1 million, or 5.6%, and $110.4 million, or 6.7%, respectively, in the three and six months ended June 30, 2007 as compared to the same periods of 2006.  This decreased gross profit by $7.7 million and $14.8 million, respectively, in the three and six months ended June 30, 2007 as compared to the same periods of 2006.  SAAS gross profit was also negatively impacted by a fourth quarter 2006 loss of a major third-party payor in our Specialty Pharmacy business unit.

SG&A for our SAAS segment increased $4.3 million, or 10.6%, and $6.1 million, or 7.6% respectively, in the three and six months of 2007 as compared to the same periods of 2006.   This is primarily caused by a charge to bad debt expense of $4.0 million in the second quarter of 2007 relating to our infusion business.

SAAS operating income decreased $12.0 million, or 53.3%, and $20.9 million, or 43.7%, in the three and six months of 2007 from the same periods of 2006, respectively.

OTHER (EXPENSE) INCOME

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  Legal and other professional fees (which do not include expenses incurred internally) of $27.4 million were expensed in the first quarter of 2007.   Additionally in the first quarter, we received a $4.4 million special dividend CVS/Caremark Corporation (“CVS/ Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger.  As of June 30, 2007, we have sold all of our shares of CVS/Caremark stock, resulting in a non-operating gain of approximately $4.2 million, which was recorded in the second quarter of 2007.  We recognized net non-operating charges in the first six months of 2007 of $18.8 million.

For the three and six months ended June 30, 2007, net interest expense increased $3.3 million, or 16.8%, and $7.2 million, or 20.5%, respectively, as compared to the same periods in 2006, resulting from increased borrowings under our credit facility (see “Liquidity and Capital Resources—Bank Credit Facility”).

PROVISION FOR INCOME TAXES

Our effective tax rate decreased to 36.7% and 36.6% for the three and six months ended June 30, 2007, respectively, as compared to 37.5% for the same periods of 2006.  The reduction is the result of legal entity restructuring and changes in the apportionment of our income for state income tax purposes.

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended June 30, 2007 increased $44.9 million, or 41.7%, over the same period of 2006.  Net income increased $73.9 million, or 34.8%, for the six months ended June 30, 2007 over the same period of 2006.

On May 23, 2007, we announced a two-for-one stock split for stockholders of record on June 8, 2007, effective June 22, 2007.  The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding.  The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.

Basic and diluted earnings per share increased 52.6% and 50.0%, respectively, for the three months ended June 30, 2007 over the same period of 2006.  For the six months ended June 30, 2007, basic and diluted earnings per share increased 44.6% and 45.2%, respectively, over the six months ended June 30, 2006.  This increase is partially due to the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 17.0 million shares in the second quarter of 2007 (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the six months ended June 30, 2007, net cash provided by operations increased $57.5 million to $251.3 million. Changes in operating cash flows for the six months ended June 30, 2007 were positively impacted by the following factors:
•	Net income increased $73.9 million in the six months ended June 30, 2007 as compared to the same period of 2006.
•	Smaller payouts of management incentive bonuses in the first six months of 2007 as compared to the same period of 2006.

       The impact on cash flows from the positive factors discussed above was partially offset by the following:
•
In the first half of 2006, inventory balances declined by approximately $12.6 million as a result of site consolidations.  In contrast, inventory balances in the first half of 2007 have increased by approximately $3.8 million as a result of timing of inventory purchases.

•
In the first half of 2007, the changes in the most significant components of working capital, accounts receivable and claims and rebates payable, resulted in a use of cash as the decline in accounts receiveable was more than offset by the corresponding decline in payables.  These changes were primarily a result of lower claim volume in the first half of 2007 versus prior periods.

Our capital expenditures for the six months ended June 30, 2007 increased $9.2 million compared to the same period of 2006.  We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  We expect future capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM (reflecting the two-for-one stock split effective June 22, 2007)

We have a stock repurchase program, originally announced on October 25, 1996.  In February 2007, our Board of Directors authorized an increase in the program such that subsequent to the resolution, we are authorized to repurchase 28.3 million shares or up to $1.0 billion, whichever occurs first.  During the three months ended June 30, 2007, we repurchased 17.0 million shares for $826.7 million.  Second quarter 2007 repurchases were funded through borrowings under an amendment to our credit facility (see “—Bank Credit Facility”) and through internally generated cash.

        In July 2007, our Board of Directors authorized an additional 8.0 million share increase in the repurchase program, increasing the number of shares available for repurchase to 19.3 million (net of previous repurchases).   This authorization supersedes the previous $1.0 billion repurchase limitation. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

CHANGES IN BUSINESS

We regularly review potential acquisitions and affiliation opportunities.  We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations.  There can be no assurance we will make new acquisitions or establish new affiliations in 2007 or thereafter.

BANK CREDIT FACILITY

Our $2.2 billion credit facility includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of June 30, 2007) is available for general corporate purposes.  During the second quarter of 2007, we made scheduled payments of $40.0 million on our Term A loan. The maturity dates of the $1.6 billion Term A loans and revolving credit facility are October 14, 2010.

We amended our existing credit facility in the second quarter to provide additional borrowings up to $800.0 million, of which $600.0 million was outstanding at the end of the second quarter (“Term-1 Loans”).  The new Term-1 Loans have similar terms to our existing Term A loans with the following notable exceptions:

•	Delayed draw feature (through December 31, 2007) allowing for interim borrowings up to $800.0 million.
•	No scheduled payments, until the maturity of the loan.

As a result of this amendment, we added approximately $1.4 million of deferred financing fees in the second quarter of 2007.

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

At June 30, 2007, the weighted average interest rate on the facility was 5.9%.  Our credit facility contain covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At June 30, 2007, we were in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS

The following table sets forth our schedule of maturities of our long-term debt and future minimum lease payments due under noncancellable operating leases as of June 30, 2007 (in millions):

	Payments Due by Period as of June 30,
Contractual obligations	Total	2007	2008 - 2009	2010 - 2011	After 2011

Long-term debt	$1,920.4	$100.0	$680.1	$1,140.1	$0.2
Future minimum lease payments (1)	180.0	13.6	52.9	40.8	72.7

Total contractual cash obligations	$2,100.4	$113.6	$733.0	$1,180.9	$72.9

(1) In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our new Patient Care Contact Center in St. Marys, Georgia.  At June 30, 2007, our lease obligation is $13.5 million.  In accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At June 30, 2007, we had $1,809.2 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $18.1 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

During the second quarter ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits that purport to be class actions.  Each case seeks damages in an unspecified amount.  We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover.  In addition, we are the subject of several governmental investigations described below.  Such investigations could result in civil damages, criminal penalties, or other sanctions, the nature and amount of which we cannot currently estimate.  We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.  In addition, the expenses of defending these cases may have a material effect on our financial results. The following developments have occurred since the filing of our last 10-K.

•
 Anthony Bradley, et al v. First Health Services Corporation, et al (Case No.BC319292, Superior Court for the State of California, County of Los Angeles).  Our motion to dismiss the complaint was granted and the dismissal was affirmed on appeal.  Petition for review with the California Supreme Court was denied.  We consider this case closed.

•
Pearson’s Pharmacy, Inc. and Cam Enterprises, Inc. d/b/a Altadena Pharmacy v. Express Scripts, Inc. (Case No. 3:06-CV-00073-WKW, United States District Court for the Middle District of Alabama) (filed January 26, 2006).  On February 15, 2006, an amended complaint was filed alleging a class action on behalf of all pharmacies reimbursed based upon Average Wholesale Price.  On June 7, 2007, the court dismissed the claims for fraudulent misrepresentation, fraudulent suppression and unjust enrichment, leaving only a breach of contract claim.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended June 30, 2007 (share data in millions):

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Maximum shares that may yet be purchased under the program

4/1/2007 – 4/30/2007	2.1	$47.94	2.1	26.2
5/1/2007 – 5/31/2007	14.2	48.63	14.2	12.0
6/1/2007 – 6/30/2007	0.7	50.70	0.7	11.3
2007 Total	17.0	$48.63	17.0

We have a stock repurchase program, originally announced on October 25, 1996.  In February 2007, our Board of Directors authorized an increase in the program such that subsequent to the resolution, we are authorized to repurchase 28.3 million shares or up to $1.0 billion, whichever occurs first.  During the three months ended June 30, 2007, we repurchased 17.0 million shares for $826.7 million.  Second quarter 2007 repurchases were funded through borrowings under an amendment to our credit facility (see “—Bank Credit Facility”) and through internally generated cash.

           In July 2007, our Board of Directors authorized an additional 8.0 million share increase in the repurchase program, increasing the number of shares available for repurchase to 19.3 million (net of previous repurchases).   This authorization supersedes the previous $1.0 billion repurchase limitation. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)    The Company's annual meeting of stockholders was held on May 23, 2007.

(b)   The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified: Gary G. Benanav, Frank J. Borelli, Maura C. Breen, Nicholas J. LaHowchic, Thomas P. Mac Mahon, Woodrow A. Myers, Jr., John O. Parker, Jr., George Paz, Samuel K. Skinner, Seymour Sternberg, Barrett A. Toan, and Howard L. Waltman.

(c)    The stockholder vote for each director was as follows:

	Votes Cast for	Votes Withheld
Gary G. Benanav	106,109,791	3,620,092
Frank J. Borelli	105,987,326	3,742,557
Maura C. Breen	106,121,125	3,608,758
Nicholas J. LaHowchic	106,131,294	3,598,589
Thomas P. Mac Mahon	106,127,836	3,602,047
Woodrow A. Myers, Jr.	106,116,879	3,613,004
John O. Parker, Jr.	106,129,834	3,600,049
George Paz	102,212,101	7,517,782
Samuel K. Skinner	105,295,509	4,434,374
Seymour Sternberg	101,767,148	7,962,735
Barrett A. Toan	106,112,159	3,617,724
Howard L. Waltman	102,259,978	7,469,905

The stockholders also voted to: ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accountants for 2007 (108,994,683 affirmative votes; 99,977 negative votes; 687,224 abstention votes).

Item 5.	Other Information

       On May 7, 2007, we amended our existing credit facility to provide for additional borrowings up to $800.0 million through delayed-draw term loans (“Term-1 Loans”) (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” for a description of the Term-1 Loans and the original credit facility, which description is incorporated by reference herein).  $600.0 million has been borrowed under the Term-1 Loans, with draws of $200.0 million on each of May 7, 2007 and May 18, 2007 and draws of $100.0 million on each of May 24, 2007 and June 8, 2007.  These borrowings were utilized in connection with our stock repurchase program.

       The credit facility, as amended, contains customary events of default and covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, and engage in mergers or consolidations, and certain restrictive financial covenants.  If an event of default under the credit facility, as amended, shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

       The descriptions of the original credit facility and the amendment are qualified in their entirety by the copies thereof which are referenced as Exhibits 10.1 and 10.2 to this report and incorporated herein by reference.

Item 6.	Exhibits

(a)	See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: July 25, 2007	By:	/s/ George Paz
George Paz
President, Chief Executive Officer and Chairman

Date: July 25, 2007	By:	/s/ Edward Stiften
Edward Stiften
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

10.1
Credit Agreement, dated as of October 14, 2005, among Express Scripts, Inc., Credit Suisse, as administrative agent, Citigroup Global Markets Inc., as syndication agent, Bank of Nova Scotia, Calyon New York Branch, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., The Royal Bank of Scotland plc, Sun Trust and Union Bank of California, as co-documentation agents and the lenders named therein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 14, 2005.

Exhibit Number	Exhibit
10. 2
Amendment No. 1 and Consent No. 1 to Credit Agreement, dated as of May 7, 2007, among Express Scripts, Inc., Credit Suisse, as administrative agent, and the lenders named therein, incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed May 11, 2007.

10.3[3]
Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code), incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed May 25, 2007.

10.4[3]	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, incorporated by reference to Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed May 25, 2007.
10.5[3]
Summary of Special Equity Awards and Salary and Bonus Adjustments for Named Executive Officers, incorporated by reference to Exhibit No. 10.3 to the Company's Current Report on Form 8-K filed May 25, 2007.

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