Form 10-Q
period 2007-09-30
EXPRESS SCRIPTS INC
filed 2007-10-24
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number:  0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code:  (314) 996-0900

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
                  Large accelerated filer [X]                       Accelerated filer [   ]                                  Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No     X

Common stock outstanding as of September 30, 2007:	252,044,000	Shares

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities – (Not Applicable)

Item 4.     Submission of Matters to a Vote of Security Holders – (Not Applicable)

Item 5.     Other Information – (Not Applicable)

Item 6.     Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	September 30,	December 31,
(in millions, except share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$96.0	$131.0
Receivables, net	1,308.4	1,334.4
Inventories	158.8	194.6
Deferred taxes	113.3	90.9
Prepaid expenses and other current assets	19.6	21.2
Total current assets	1,696.1	1,772.1
Property and equipment, net	203.9	201.4
Goodwill	2,689.5	2,686.0
Other intangible assets, net	350.9	378.4
Other assets	43.6	70.2
Total assets	$4,984.0	$5,108.1

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,203.8	$1,275.7
Accounts payable	547.2	583.4
Accrued expenses	401.2	390.2
Current maturities of long-term debt	240.1	180.1
Total current liabilities	2,392.3	2,429.4
Long-term debt	1,740.3	1,270.4
Other liabilities	314.0	283.4
Total liabilities	4,446.6	3,983.2

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share;
and no shares issued and outstanding	-	-
Common stock, 1,300,000,000 shares authorized, $0.01 par value per share;
shares issued: 318,875,000 and 159,442,000, respectively;
shares outstanding: 252,044,000 and 135,650,000, respectively	3.2	1.6
Additional paid-in capital	550.4	495.3
Accumulated other comprehensive income	19.4	11.9
Retained earnings	2,446.4	2,017.3
	3,019.4	2,526.1
Common stock in treasury at cost, 66,831,000 and 23,792,000
shares, respectively	(2,482.0)	(1,401.2)
Total stockholders’ equity	537.4	1,124.9
Total liabilities and stockholders’ equity	$4,984.0	$5,108.1

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2007	2006	2007	2006

Revenues [1]	$4,519.0	$4,330.2	$13,658.9	$13,131.3
Cost of revenues [1]	4,074.5	3,955.9	12,344.9	12,048.8
Gross profit	444.5	374.3	1,314.0	1,082.5
Selling, general and administrative	183.9	168.6	539.7	500.8
Operating income	260.6	205.7	774.3	581.7
Other (expense) income:
Non-operating gains (charges), net	0.2	-	(18.6)	-
Undistributed loss from joint venture	(0.3)	(0.4)	(1.1)	(1.2)
Interest income	2.7	2.3	8.1	11.3
Interest expense	(31.3)	(26.4)	(79.1)	(70.6)
	(28.7)	(24.5)	(90.7)	(60.5)
Income before income taxes	231.9	181.2	683.6	521.2
Provision for income taxes	89.0	66.5	254.3	194.0
Net income	$142.9	$114.7	$429.3	$327.2

Basic earnings per share (“EPS”):	$0.56	$0.42	$1.63	$1.16

Weighted average number of common shares
outstanding during the period - Basic EPS	254.2	272.2	263.1	282.4

Diluted earnings per share:	$0.56	$0.42	$1.61	$1.14

Weighted average number of common shares
outstanding during the period - Diluted EPS	257.3	276.4	266.3	287.0

1 Excludes estimated retail pharmacy co-payments of  $909.4 million and $942.8 million for the three months ended September 30, 2007 and 2006, respectively, and $2,841.5 million  and $3,209.2 million  for the nine months ended September 30, 2007 and 2006, respectively.  These are amounts we instructed retail pharmacies to collect from members.  We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2006	159.4	$1.6	$495.3	$11.9	$2,017.3	$(1,401.2)	$1,124.9
Comprehensive income:
Net income	-	-	-	-	429.3	-	429.3
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	9.5	-	-	9.5
Realized gains on available-
for-sale securities; net of taxes	-	-	-	(2.0)	-	-	(2.0)
Comprehensive income	-	-	-	7.5	429.3	-	436.8
Stock split in form of stock dividend	159.4	1.6	(1.6)	-	-	-	-
Treasury stock acquired	-	-	-	-	-	(1,140.3)	(1,140.3)
Changes in stockholders’ equity
related to employee stock plans	0.1	-	56.7	-	-	59.5	116.2
Cumulative effect of adoption of FIN 48	-	-	-	-	(0.2)	-	(0.2)
Balance at September 30, 2007	318.9	$3.2	$550.4	$19.4	$2,446.4	$(2,482.0)	$537.4

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
(in millions)
Cash flows from operating activities:	2007	2006
Net income	$429.3	$327.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	75.3	75.7
Non-cash adjustments to net income	52.3	44.4
Changes in operating assets and liabilities:
Claims and rebates payable	(72.0)	(178.8)
Other net changes in operating assets and liabilities	13.4	84.1
Net cash provided by operating activities	498.3	352.6

Cash flows from investing activities:
Purchases of property and equipment	(49.5)	(38.2)
Sale of marketable securities	34.2	-
Other	(0.6)	0.1
Net cash used in investing activities	(15.9)	(38.1)

Cash flows from financing activities:
Proceeds from long-term debt	700.0	-
Repayment of long-term debt	(120.1)	(80.1)
(Repayment of) proceeds from revolving credit line, net	(50.0)	200.0
Tax benefit relating to employee stock compensation	43.7	33.0
Treasury stock acquired	(1,140.3)	(906.8)
Net proceeds from employee stock plans	47.1	28.8
Deferred financing fees	(1.3)	(0.3)
Net cash used in financing activities	(520.9)	(725.4)

Effect of foreign currency translation adjustment	3.5	1.1

Net decrease in cash and cash equivalents	(35.0)	(409.8)
Cash and cash equivalents at beginning of period	131.0	477.9
Cash and cash equivalents at end of period	$96.0	$68.1

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

Our significant accounting policies normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 8, 2007.  For a full description of our accounting policies, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2007, the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007, and the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 – Non-operating gains (charges), net

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  We incurred legal and other professional fees (which do not include internal costs) of $27.2 million as a result of the proposed acquisition.   These expenses were partially offset by a $4.4 million special dividend CVS/Caremark Corporation (“CVS/ Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS/Caremark stock in the second quarter of 2007.  We recognized net non-operating charges in the first nine months of 2007 of $18.6 million.

Note 3 – Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in millions).

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM(1)	$1,513.0	$107.4	$1,509.2	$107.1
SAAS(1)	1,283.9	-	1,283.9	-
	$2,796.9	$107.4	$2,793.1	$107.1

Other intangible assets
PBM
Customer contracts	$245.2	$94.7	$244.2	$85.3
Other(2)	60.7	51.5	61.6	49.3
	305.9	146.2	305.8	134.6

SAAS
Customer relationships	231.5	46.5	231.5	31.0
Other(2)	9.2	3.0	9.9	3.2
	240.7	49.5	241.4	34.2
Total other intangible assets	$546.6	$195.7	$547.2	$168.8

(1)	We have two reportable segments: Pharmacy Benefit Management (“PBM”) and Specialty and Ancillary Services (“SAAS”).
(2)	Changes in other intangible assets are a result of the write-off of fully-amortized contractual assets, consisting of non-compete agreements that are no longer in effect.

The aggregate amount of amortization expense of other intangible assets was $9.6 million and $9.8 million for the three months ended September 30, 2007 and 2006, respectively, and $29.1 million and $29.3 million for the nine months ended September 30, 2007 and 2006, respectively.  The future aggregate amount of amortization expense of other intangible assets is approximately $9.9 million for the remainder of 2007, $36.4 million for 2008, $35.4 million for 2009, $33.8 million for 2010, and $31.9 million for 2011.  The weighted average amortization period of intangible assets subject to amortization is 16 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and four years for other intangible assets.

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

Note 5 – Financing

We amended our existing credit facility in the second quarter of 2007 to provide additional borrowings up to $800.0 million, of which $700.0 million was outstanding at the end of the third quarter (“Term-1 Loans”).  The new Term-1 Loans have similar terms to our existing Term A loans with the following notable exceptions:

•	Delayed draw feature (through December 31, 2007) allowing for interim borrowings up to $800.0 million.
•	No scheduled payments until the maturity of the loan.

As a result of this amendment, we added approximately $1.4 million of deferred financing fees in the second quarter of 2007.

The following represents the schedule of current maturities for our long-term debt as of September 30, 2007 (amounts in millions):

Year Ended December 31,
2007	$60.0
2008	260.1
2009	420.0
2010	1,240.0
2011	0.1
Thereafter	0.2
$1,980.4

Note 6 – Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007.  As a result of the implementation of FIN 48, we recorded $23.5 million of unrecognized tax benefits within the consolidated balance sheet, with no net impact to the consolidated statement of operations.  Of this amount, approximately $0.2 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings, in accordance with FIN 48.  Included in our unrecognized tax benefits are $7.2 million of uncertain tax positions that would impact our effective tax rate if recognized.  We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of September 30, 2007.

Prior to our adoption of FIN 48, we only included interest expense on underpayments of income taxes in our income tax provision.  As of September 30, 2007, we have accrued an aggregate $4.2 million of interest in our income tax provision.  Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in our tax returns.  Upon adoption of FIN 48, we elected an accounting policy to also classify accrued penalties related to unrecognized tax benefits in our income tax provision.  Previously, our policy was to classify penalties as an operating expense in arriving at pretax income.

Our U.S. federal income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).  The IRS commenced an examination of our consolidated 2003 and 2004 federal income tax returns in the second quarter of 2006 that is anticipated to be concluded by the end of 2007.  Accordingly, we have agreed to extend our statute of limitations for the 2003 tax year from September 17, 2007 to March 31, 2008.  The statute of limitations for the 2004 tax year will expire on September 15, 2008.  Our state income tax returns for 2003 through 2006 remain subject to examination by various state authorities with the latest closing period on November 15, 2011.  In addition, we have extended the statutes for certain state jurisdictions with respect to years prior to 2003 that will expire December 31, 2007, unless otherwise extended.

Note 7 – Earnings per share (reflecting the two-for-one stock split effective June 22, 2007)

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued.  The following is the reconciliation between the number of weighted average shares used in the basic and diluted earnings per share calculation for all periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Weighted average number of common shares
outstanding during the period – Basic EPS	254.2	272.2	263.1	282.4
Dilutive common stock equivalents:
Outstanding stock options, SSRs, restricted stock units, and executive deferred compensation units	3.1	4.2	3.2	4.6
Weighted average number of common shares
outstanding during the period – Diluted EPS(1)	257.3	276.4	266.3	287.0

(1)	Excludes “stock-settled” stock appreciation rights (“SSRs”) of 0.1 million for the nine months ended September 30, 2007. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with Financial Accounting Standard (“FAS”) 128, “Earnings per Share.”

Note 8 – Stock-based compensation plans (reflecting the two-for-one stock split effective June 22, 2007)

Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock and performance share awards.  Awards are typically settled using treasury shares.  The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years.  Due to the nature of the awards, we use the same valuation methods and accounting treatments for stock options and SSRs.  During the first nine months of 2007, we granted 61,000 stock options and 2,300,000 SSRs with a weighted average fair market value of $12.83 per share.  The stock options and SSRs have three-year graded vesting.

During the first nine months of 2007, we granted to certain officers and employees approximately 292,000 restricted shares of common stock and performance shares with a weighted average fair market value of $40.75 per share.  The restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of three years.  The number of performance shares that ultimately vest is dependent upon achieving specific performance targets.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of non-vested restricted stock and performance share awards was 503,000 at September 30, 2007 and 498,000 at December 31, 2006.

We recognized stock-based compensation expense of $7.0 million and $6.6 million in the three months ended September 30, 2007 and 2006, respectively, and $23.8 million and $20.7 million in the nine months ended September 30, 2007 and 2006, respectively.  Unamortized stock-based compensation as of September 30, 2007 was $29.0 million for stock options and SSRs, and $10.7 million for restricted stock and performance shares.

The fair value of options and SSRs granted is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	4.2%-4.3%	5.0%-5.3%	4.2%-5.2%	4.6%-5.3%
Expected volatility of stock	31%	32%-34%	31%	32%-34%
Expected dividend yield	None	None	None	None

Note 9 – Contingencies

                We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage.  Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience.  The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims.  We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with FAS 5, “Accounting for Contingencies.”  Under FAS 5, if the range of possible loss is broad, the liability accrued should be based on the lower end of the range.

During the third quarter of 2007, we incurred a $10.5 million settlement of a legal matter (see “Item 1. Legal Proceedings” for further discussion).  Consistent with our practice of managing legal costs at the corporate level, we have accrued these legal costs to the PBM segment and no such charges were recorded to the SAAS segment.

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

Note 10 – Segment reporting

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS.  Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments, including a reconciliation of operating income to income before income taxes, for the three and nine months ended September 30, 2007 and 2006:

(in millions)	PBM	SAAS	Total
Three months ended September 30, 2007
Product revenues
Network revenues	$2,320.0	$-	$2,320.0
Home delivery revenues	1,251.2	-	1,251.2
Other revenues	-	874.5	874.5
Service revenues	41.2	32.1	73.3
Total revenues	3,612.4	906.6	4,519.0

Depreciation and amortization expense	13.8	9.4	23.2

Operating income (loss)(1)	269.9	(9.3)	260.6
Non-operating gains			0.2
Undistributed loss from joint venture			(0.3)
Interest income			2.7
Interest expense			(31.3)
Income before income taxes			231.9
Capital expenditures	14.9	4.7	19.6

Three months ended September 30, 2006
Product revenues
Network revenues	$2,159.3	$-	$2,159.3
Home delivery revenues	1,265.3	-	1,265.3
Other revenues	-	834.0	834.0
Service revenues	40.5	31.1	71.6
Total revenues	3,465.1	865.1	4,330.2

Depreciation and amortization expense	14.7	9.1	23.8

Operating income	194.0	11.7	205.7
Undistributed loss from joint venture			(0.4)
Interest income			2.3
Interest expense			(26.4)
Income before income taxes			181.2
Capital expenditures	12.9	4.6	17.5

Nine months ended September 30, 2007
Product revenues
Network revenues	$7,028.9	$-	$7,028.9
Home delivery revenues	3,737.6	-	3,737.6
Other revenues	-	2,674.0	2,674.0
Service revenues	124.1	94.3	218.4
Total revenues	10,890.6	2,768.3	13,658.9

Depreciation and amortization expense	47.1	28.2	75.3

Operating income(1)	756.7	17.6	774.3
Non-operating charges, net			(18.6)
Undistributed loss from joint venture			(1.1)
Interest income			8.1
Interest expense			(79.1)
Income before income taxes			683.6
Capital expenditures	37.1	12.4	49.5

(in millions)	PBM	SAAS	Total
Nine months ended September 30, 2006
Product revenues
Network revenues	$6,484.3	$-	$6,484.3
Home delivery revenues	3,894.2	-	3,894.2
Other revenues	-	2,530.5	2,530.5
Service revenues	121.6	100.7	222.3
Total revenues	10,500.1	2,631.2	13,131.3

Depreciation and amortization expense	47.8	27.9	75.7

Operating income	522.1	59.6	581.7
Undistributed loss from joint venture			(1.2)
Interest income			11.3
Interest expense			(70.6)
Income before income taxes			521.2
Capital expenditures	27.6	10.6	38.2

(1)
SAAS operating (loss) income in the three and nine months ended September 30, 2007 includes one-time charges of $18.5 million, of which $5.0 million relates to a reduction of revenues and $13.5 million relates to an increase in SG&A.

(in millions)	PBM	SAAS	Total
As of September 30, 2007
Total assets	$2,592.4	$2,391.6	$4,984.0
Investment in equity method investees	0.3	3.2	3.5

As of December 31, 2006
Total assets	$2,681.5	$2,426.6	$5,108.1
Investment in equity method investees	0.2	2.7	2.9

PBM product revenue consists of revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks. SAAS product revenues consist of revenues from dispensing and delivery of specialty pharmaceuticals, infusion drugs, and medical supplies.  PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs and informed decision counseling services. SAAS service revenue includes revenues from certain specialty distribution services, administrative fees, and sample distribution and accountability services.

Revenues earned by our Canadian PBM totaled $10.2 million and $9.3 million for the three months ended September 30, 2007 and 2006, respectively, and $29.8 million and $27.4 million for the nine months ended September 30, 2007 and 2006, respectively.  All other revenues are earned in the U.S.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $21.5 million and $16.2 million as of September 30, 2007 and December 31, 2006, respectively.  All other long-lived assets are domiciled in the U.S.

Note 11 – Subsequent Events

On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets.  The purchase price was funded through internally generated cash.  The purchase agreement includes an earnout provision, payable after three years based on the performance of the business.   This acquisition will be reported as part of our PBM segment, and will not have a material impact on earnings.

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

•	costs and uncertainties of adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•	investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by various regulatory agencies and state attorneys general
•	changes in industry pricing benchmarks such as average wholesale price (“AWP”) and average manufacturer price (“AMP”), which could have the effect of reducing prices and margins
•	increased compliance risk relating to our contracts with the DoD TRICARE Management Activity and various state governments and agencies
•
results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

•
uncertainties regarding the Medicare Part D prescription drug benefit, including the financial impact  to us to the extent that we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, and increased regulatory risk

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

•	the use and protection of the intellectual property we use in our business
•	our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends or other factors
•	our ability to attract and retain qualified employees
•	other risks described from time to time in our filings with the SEC

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

We report two segments: Pharmacy Benefit Management (“PBM”) and Specialty and Ancillary Services (“SAAS”) (see “—Results of Operations”).  Our integrated PBM services include network claims processing, home delivery services, benefit design consultation, drug utilization review, formulary management and drug data analysis services.  Our SAAS segment provides specialty services, including patient care and direct specialty home delivery to patients; distribution of infusion drugs, pharmaceuticals and medical supplies; third party logistics services for contracted pharmaceutical manufacturer clients; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored Patient Assistance Programs (“PAPs”) and other bio-pharmaceutical services.

Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services.  Tangible product revenue generated by our PBM and SAAS segments represented 98.4% of revenues for the three and nine months ended September 30, 2007, as compared to 98.3% for the same periods of 2006.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING OUR BUSINESS

Our results in the first nine months of 2007 reflect the successful execution of our business model which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy.  In 2007 we are benefiting from higher generic utilization (61.1% in the first nine months of 2007 compared to 57.0% in the same period of 2006) and better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs.  We expect these positive trends to continue.  We expect certain activities within our SAAS segment including specialty pharmacy fulfillment to our PBM clients to deliver solid results, which recently have been offset by margin declines in various other lines of business within our SAAS segment, most notably Infusion Pharmacy.  We recently announced plans to close several under-performing infusion sites and reduce overhead to improve the operating performance of this line of  business.  Concurrent with these changes, we will evaluate the strategic fit of the infusion business in our product portfolio.

We believe the positive trends we see in the first nine months of 2007 including increased generic usage and lower drug purchasing costs will continue to generate improvements in our results of operations in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates.  For a full description of our accounting policies, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 8, 2007.

RESULTS OF OPERATIONS

PBM OPERATING INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Product revenues
Network revenues	$2,320.0	$2,159.3	$7,028.9	$6,484.3
Home delivery revenues	1,251.2	1,265.3	3,737.6	3,894.2
Service revenues	41.2	40.5	124.1	121.6
Total PBM revenues	3,612.4	3,465.1	10,890.6	10,500.1
Cost of PBM revenues	3,213.2	3,145.7	9,735.2	9,600.7
PBM gross profit	399.2	319.4	1,155.4	899.4
PBM SG&A expenses	129.3	125.4	398.7	377.3
PBM operating income	$269.9	$194.0	$756.7	$522.1

Total adjusted PBM Claims(1)	122.7	123.8	374.3	385.1

(1)	PBM adjusted claims represent network claims plus home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network claims are typically 30 day claims.

Network claims decreased by 1.0 million and 9.6 million claims, or 1.1% and 3.3%, respectively, in the three and nine months ended September 30, 2007 over the same periods in 2006.  These decreases are primarily due to the loss of lives resulting from the attrition of several clients, including the shift to the government funded benefit, Medicare Part D.  Total home delivery claims decreased by 0.1 million and 0.4 million claims, or 0.2% and 1.3%, respectively, in the three and nine months ended September 30, 2007 from the same periods in 2006.  These decreases in network and home delivery claims resulted in overall decreases in adjusted PBM claims of 0.9% and 2.8% in the three and nine months ended September 30, 2007, respectively.

Product Revenues for the three months ended September 30, 2007:  Network pharmacy revenues increased $160.7 million, or 7.4%, in the three months ended September 30, 2007 from the same period of 2006.  There are two primary components to our change in network revenues: changes in volume and changes in price.  Approximately $184.8 million of the increase in network pharmacy revenues is attributable to changes in price.  This increase was offset by a $24.1 million decrease due to lower claim volumes, as described above.

Two factors affect changes in price: inflation and the mix of the prescriptions processed at network pharmacies. Average revenue per network claim increased 8.6% in the third quarter of 2007 from the third quarter of 2006 primarily as a result of a change in mix shifting away from lower margin claims.  As compared to the third quarter of 2006, we experienced a significant reduction in claim volume from members participating in discount card programs who began transitioning to Medicare Part D programs. For these discount programs, we do not include member co-payments to retail pharmacies in revenue or cost of revenue, and as such, we only report administrative fees as revenues. Excluding these claims, average revenue per network claim increased 2.8%, primarily as a result of inflation.

Additionally, our generic penetration rate affects our average revenue per network claim. As our penetration rate has increased to 63.6% of total network claims in the third quarter of 2007 as compared to 59.7% in the same period in 2006, it offsets the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

       For the three months ended September 30, 2007, home delivery revenues decreased $14.1 million, or 1.1%, as compared to the same period of 2006 primarily due to the impact of higher generic penetration on average revenue per home delivery claim and lower claims volume.  Our generic penetration rate increased to 51.1% of total home delivery claims in the three months ended September 30, 2007 as compared to 47.1% in the same period of 2006, and decreased claims volumes resulted in a $2.4 million decrease in home delivery revenues.  The impact of these items was partially offset by ingredient cost inflation.

Product Revenues for the nine months ended September 30, 2007:  Network pharmacy revenues increased $544.6 million, or 8.4%, in the nine months ended September 30, 2007 from the same period in 2006.  Approximately $756.3 million of the increase in network pharmacy revenues is attributable to changes in price.  This increase was offset by a $211.7 million decrease due to lower claim volumes, as described above.

Average revenue per network claim increased 12.1% in the nine months ended September 30, 2007 from the same period of 2006 primarily as a result of a change in mix from members participating in discount card programs with 100% co-payments that began transitioning to Medicare Part D programs in 2006, as noted above.  Excluding these claims, average revenue per network claim increased 4.1%, primarily as a result of inflation.

Additionally, our generic penetration rate affects our average revenue per network claim, as noted above. As our penetration rate has increased to 62.6% of total network claims in the first nine months of 2007 as compared to 58.4% in the same period in 2006, it offsets the upward trend in price as generic drugs are less expensive than brand drugs.

For the nine months ended September 30, 2007, home delivery revenues decreased $156.6 million, or 4.0%, as compared to the same period of 2006 primarily due to the impact of higher generic penetration on average revenue per home delivery claim and lower claims volumes.  Our generic penetration rate increased to 49.7% of total home delivery claims in the nine months ended September 30, 2007 as compared to 44.8% in the same period of 2006 and decreased claims volume resulted in a $51.5 million decrease in home delivery revenues.  The impact of these items was partially offset by ingredient cost inflation.

Cost of PBM revenues increased $67.5 million, or 2.1%, in the three months ended September 30, 2007 as compared to the same period in 2006, due to the following:

•
We experienced an increase of 3.1% in the cost of revenue per adjusted claim in the three months ended September 30, 2007 as compared to the same period of 2006, primarily from ingredient cost inflation and a significant reduction of 100% co-payment claims as discussed above.

•
This increase was partially offset by the 0.9% decrease in adjusted claims volume, as well as better management of ingredient costs resulting from renegotiation of certain supplier contracts and the increase in the aggregate generic fill rate, as discussed above.

Cost of PBM revenues increased $134.5 million, or 1.4%, in the nine months ended September 30, 2007 as compared to the same period in 2006.  During the nine months ended September 30, 2007, we recorded a $9.0 million non-recurring benefit resulting from the settlement of a contractual issue with a supply chain vendor.  Apart from the impact of this benefit, cost of PBM revenues increased as a result of the following:

•
We experienced an increase of 4.3% in the cost of revenue per adjusted claim in the first nine months of September 30, 2007 as compared to the same period of 2006, primarily from ingredient cost inflation and a significant reduction of 100% co-payment claims as discussed above.

•
This increase was partially offset by the 2.8% decrease in adjusted claims volume, as well as better management of ingredient costs resulting from renegotiation of certain supplier contracts and the increase in the aggregate generic fill rate, as discussed above.

PBM gross profit increased $79.8 million, or 25.0%, and $256.0 million, or 28.5%, respectively for the three and nine months ended September 30, 2007 as compared to the same periods of 2006.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs resulting from renegotiation of certain supplier contracts were only partially offset by lower network claims volumes and margin pressures arising from the current competitive environment.

               PBM selling, general and administrative expenses (“SG&A”) increased $3.9 million, or 3.1%, in the three months ended September 30, 2007 over the same period of 2006, primarily due to the effect of inflation.   SG&A expenses increased $21.4 million, or 5.7%, in nine months ended September 30, 2007 over the same period of 2006, primarily due to the following:

•	Increased spending of $25.4 million partially consisting of increased management incentive compensation in addition to the effect of inflation.
•	This increase was offset by a $13.5 million decrease in professional fees, primarily due to a reduction of IT contractors and consultants.

SAAS OPERATING (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007(1)	2006	2007(1)	2006
Product revenues	$874.5	$834.0	$2,674.0	$2,530.5
Service revenues	32.1	31.1	94.3	100.7
Total SAAS revenues	906.6	865.1	2,768.3	2,631.2
Cost of SAAS revenues	861.3	810.2	2,609.7	2,448.1
SAAS gross profit	45.3	54.9	158.6	183.1
SAAS SG&A expenses	54.6	43.2	141.0	123.5
SAAS operating (loss) income	$(9.3)	$11.7	$17.6	$59.6

(1)
SAAS operating (loss) income in the three and nine months ended September 30, 2007 includes one-time charges of $18.5 million, of which $5.0 million relates to a reduction of revenues and $13.5 million relates to an increase in SG&A, as discussed below.

SAAS revenues increased $41.5 million, or 4.8%, and $137.1 million, or 5.2%, respectively, in the three and nine months ended September 30, 2007 as compared to the same periods of 2006.  This is partially as a result of increased cross-selling of specialty services to our PBM clients in addition to sales of new drugs which became available for distribution through our Specialty Distribution line of business during 2006.  The increase in revenues was partially offset by a $5.0 million reduction of revenues related to a non-recurring contractual adjustment.  In addition, the increase in revenues was offset by a reduction in sales of higher margin drugs through our Specialty Distribution and Specialty Pharmacy lines of business in addition to lower PAP shipments and Rx Outreach membership reflecting the continuing shift of patients to Medicare Part D and other discount programs.

The net increase in revenues includes a change in mix as sales of newer, low margin therapies replaced sales of higher margin drugs across multiple SAAS business units.  As a result, the increase in revenues was more than offset by an increase in SAAS cost of revenues of $51.1 million, or 6.3%, and $161.6 million, or 6.6%, respectively, in the three and nine months ended September 30, 2007 as compared to the same periods of 2006.  SAAS gross profit was also negatively impacted by margin declines related to our Infusion Pharmacy line of business.

SG&A for our SAAS segment increased $11.4 million, or 26.4%, and $17.5 million, or 14.2% respectively, in the three and nine months ended September 30, 2007 as compared to the same periods of 2006.   This is primarily caused by a charge of $13.5 million to bad debt expense in the third quarter of 2007 in our Specialty Distribution line of business related to the insolvency of a client.

SAAS operating income decreased $21.0 million, or 179.5%, and $42.0 million, or 70.5%, in the three and nine months ended September 30, 2007 from the same periods of 2006, respectively.  This decrease is primarily due to one-time charges of $18.5 million, the majority of which is due to a charge to bad debt expense, as discussed above.

OTHER (EXPENSE) INCOME

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  We incurred legal and other professional fees (which do not include internal costs) of $27.2 million as a result of the proposed acquisition.   These expenses were partially offset by a $4.4 million special dividend paid by CVS/Caremark Corporation (“CVS/ Caremark”) on Caremark stock we owned prior to the CVS/Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS/Caremark stock in the second quarter of 2007.  We recognized net non-operating charges in the first nine months of 2007 of $18.6 million.

For the three and nine months ended September 30, 2007, net interest expense increased $4.5 million, or 18.7%, and $11.7 million, or 19.7%, respectively, as compared to the same periods in 2006, as a result of increased borrowings under our credit facility (see “Liquidity and Capital Resources—Bank Credit Facility”).

PROVISION FOR INCOME TAXES

Our effective tax rate increased to 38.4% and 37.2% for the three and nine months ended September 30, 2007, respectively, as compared to 36.7% and 37.2% for the same periods of 2006.  The increase in effective tax rate for the three and nine months ended September 30, 2007 is primarily due to a nondeductible penalty of $10.5 million relating to the settlement of a legal matter (see “Item 1. Legal Proceedings” for further discussion).

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended September 30, 2007 increased $28.2 million, or 24.6%, over the same period of 2006.  Net income increased $102.1 million, or 31.2%, for the nine months ended September 30, 2007 over the same period of 2006.

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

Basic and diluted earnings per share increased 33.3% for the three months ended September 30, 2007 over the same period of 2006. Basic and diluted earnings per share increased 40.5% and 41.2%, respectively, for the nine months ended September 30, 2007 over the nine months ended September 30, 2006.  This increase is partially due to the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 6.1 million and 23.1 million shares in the three and nine months ended September 30, 2007 (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the nine months ended September 30, 2007, net cash provided by operations increased $145.7 million to $498.3 million. Changes in operating cash flows for the nine months ended September 30, 2007 were positively impacted by the following factors:

•	Net income increased $102.1 million in the nine months ended September 30, 2007 as compared to the same period of 2006.
•	Inventory balances decreased by approximately $35.8 million primarily due to a large purchase of generic inventory at a discounted rate made in 2006, as well as improved inventory management.
•
Bad debt expense increased $22.3 million in the nine months ended September 30, 2007 as compared to the same period of 2006 primarily due to a charge to bad debt expense in the third quarter of 2007 in our Specialty Distribution business related to the insolvency of a client.

•	Smaller payouts of management incentive bonuses in the first nine months of 2007 as compared to the same period of 2006.

                The positive impact on cash flows was partially offset by lower claim volume in the first nine months of 2007 versus prior periods which resulted in a use of cash as the decline in accounts receivable was more than offset by the corresponding decline in payables due to our negative working capital model.

Capital expenditures for the nine months ended September 30, 2007 increased $11.3 million compared to the same period of 2006.  We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  We expect future capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

CHANGES IN BUSINESS

On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets.  The purchase price was funded through internally generated cash.  The purchase agreement includes an earnout provision, payable after three years based on the performance of the business.   This acquisition will be reported as part of our PBM segment, and will not have a material impact on earnings.

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

STOCK REPURCHASE PROGRAM (reflecting the two-for-one stock split effective June 22, 2007)

We have a stock repurchase program, originally announced on October 25, 1996.  In 2007, our Board of Directors authorized total increases in the program of 24.0 million shares.  During the three months ended September 30, 2007, we repurchased 6.1 million shares for $313.6 million, leaving 13.2 million shares remaining under the program.  Current year repurchases were funded through borrowings under an amendment to our credit facility (see “—Bank Credit Facility”) and through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

BANK CREDIT FACILITY

Our $2.2 billion credit facility includes $1.6 billion of Term A loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of September 30, 2007) is available for general corporate purposes.  During the third quarter of 2007, we made scheduled payments of $40.0 million on our Term A loan. The maturity dates of the $1.6 billion Term A loans and revolving credit facility are October 14, 2010.

We amended our existing credit facility in the second quarter to provide additional borrowings up to $800.0 million, of which $700.0 million was outstanding at the end of the third quarter (“Term-1 Loans”).  The new Term-1 Loans have similar terms to our existing Term A loans with the following notable exceptions:

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

At September 30, 2007, the weighted average interest rate on the facility was 5.9%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At September 30, 2007, we were in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS

The following table sets forth a schedule of maturities of long-term debt and future minimum lease payments due under noncancellable operating leases as of September 30, 2007 (in millions):

	Payments Due by Period as of September 30,
Contractual obligations	Total	2007	2008 – 2009	2010 – 2011	After 2011

Long-term debt	$1,980.4	$60.0	$680.1	$1,240.1	$0.2
Future minimum lease payments(1)	178.4	7.1	53.4	42.7	75.2

Total contractual cash obligations	$2,158.8	$67.1	$733.5	$1,282.8	$75.4

(1) In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia.  At September 30, 2007, our lease obligation is $13.5 million.  In accordance with Financial Accounting Standards Board Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

OTHER MATTERS

We make available through our website (www.express-scripts.com), access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and certain other filings with the SEC.  Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC.  In addition, the SEC maintains an internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us).  Information included on our website is not part of this quarterly report.

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

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At September 30, 2007, we had $1,884.4 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $18.8 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms.  Under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.

During the third quarter ended September 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits that purport to be class actions.  Each case seeks damages in an unspecified amount.  We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover.  In addition, we are the subject of several governmental investigations described below.  Such investigations could result in civil damages, criminal penalties, or other sanctions, the nature and amount of which we cannot currently estimate.  We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.  In addition, the expenses of defending these cases may have a material effect on our financial results. The following developments have occurred since the filing of our last Form 10-Q.

•
Ronald A. Katz Technology Licensing, L.P. v. Ahold USA, Inc., et al (Case No. C6-545, United States District Court for the District of Delaware).  On September 1, 2006,  Ronald A. Katz Technology Licensing, L.P. filed a complaint against us alleging infringement of 16 patents relating to interactive phone call processing.  We entered into a confidential settlement with the plaintiffs.  We consider this matter closed.

•
On September 14, 2007, Specialty Distributions Services, a subsidiary of Express Scripts, entered into an agreement with the U.S. Attorney's Office for the District of Massachusetts regarding the filling of five human growth hormone prescriptions for anti-aging, cosmetic, or athletic performance enhancement uses for four individuals.  SDS agreed to pay $10.5 million and to engage in certain training and compliance activities for a period of three years.  The U.S. Attorney’s Office agreed, conditioned upon Express Scripts’ compliance with terms of the agreement, not to prosecute ESI for the distribution of the human growth hormone prescriptions or for any other interactions with pharmaceutical manufacturers investigated or known by the U.S. Attorney’s Office during the course of an investigation that commenced in 2002.  As a result of this Agreement, we consider this matter, and all open issues with this office, to be closed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended September 30, 2007 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

7/1/2007 – 7/31/2007	-	$-	-	19.3
8/1/2007 – 8/31/2007	5.6	51.16	5.6	13.7
9/1/2007 – 9/30/2007	0.5	54.83	0.5	13.2
2007 Total	6.1	$51.46	6.1

We have a stock repurchase program, originally announced on October 25, 1996.  In 2007, our Board of Directors authorized total increases in the program of 24.0 million shares.  During the three months ended September 30, 2007, we repurchased 6.1 million shares for $313.6 million, leaving 13.2 million shares remaining under the program.  Current year repurchases were funded through borrowings under an amendment to our credit facility (see “—Bank Credit Facility”) and through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

Item 6.	Exhibits

See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: October 24, 2007	By:	/s/ George Paz
George Paz
President, Chief Executive Officer and Chairman

Date: October 24, 2007	By:	/s/ Edward Stiften
Edward Stiften
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)
Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.
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

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[1]	Certification by Edward Stiften, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.2[1]	Certification by Edward Stiften, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

[1]	Filed herein.