Form 10-K
period 2007-12-31
EXPRESS SCRIPTS INC
filed 2008-02-21
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

Commission File Number:  0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code:  (314) 996-0900

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
                  Large accelerated filer [X]            Accelerated filer [   ]               Non-accelerated filer [   ]              Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No     X

The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2007, was $12,726,501,000 based on 254,479,000 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $50.01 as reported on the Nasdaq Global Select Market.  Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant.  The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2008:	252,808,000	Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2007.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of our forward looking statements and associated risks in “Item 1—Business—Forward Looking Statements and Associated Risks” and “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

PART I

THE COMPANY

Item 1 — Business

Industry Overview

Prescription drugs are playing a greater role in healthcare and today constitute the first line of treatment for many medical conditions. As pharmaceutical research opens the potential for even more effective drugs, demand can be expected to increase. For millions of people, prescription drugs equate to the hope of improved health and quality of life. At the same time, prescription drug costs are shaping one of the most persistent challenges to health care financing. Even as pharmaceutical development opens new paths to better healthcare, we confront the possibility that high costs may limit access to these therapies.

As one of the fastest growing components for health care costs in the United States, prescription drug costs accounted for approximately 10.1% of United States health care expenditures in 2007 and are expected to increase to about 12.0% in 2016 according to United States Centers for Medicare & Medicaid (“CMS”) estimates. Based upon information included in our 2006 Annual Drug Trend report, described below under “Company Operations—Clinical Support,” annual per member unmanaged drug spending rose 7.2% in 2006. In response to cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, we develop innovative strategies designed to keep medications affordable.

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

Pharmacy Benefit Management (“PBM”) companies combine retail pharmacy claims processing, formulary management and home delivery pharmacy services to create an integrated product offering to manage the prescription drug benefit for payors.  Some PBMs now provide specialty services to provide treatments for diseases that rely upon high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies are unable to supply due to their high cost and sensitive handling and storage needs.  PBMs also have broadened their service offerings to include compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and other distribution services.

Company Overview

We are one of the largest PBMs in North America and we provide a full range of services to our clients, which include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs.

Our PBM services include:

•	retail network pharmacy management
•	retail drug card programs
•	home delivery pharmacy services
•	benefit design consultation
•	drug utilization review
•	specialty services
•	drug formulary management programs
•	compliance and therapy management programs for our clients

Services from our Specialty and Ancillary Services (“SAAS”) segment, which consists of the Specialty operations of CuraScript, Inc. (“CuraScript”), and our Specialty Distribution Services (“SDS”) and Phoenix Marketing Group LLC (“PMG”) lines of business, include:

•	delivery of injectible biopharmaceutical products to patients’ homes, physician offices, and certain associated patient care services
•	distribution of pharmaceuticals and medical supplies to providers and clinics
•	third party logistics services for contracted pharma clients
•	bio-pharma services including reimbursement and customized logistics solutions
•	distribution of pharmaceuticals to low-income patients through pharmaceutical manufacturer-sponsored and company-sponsored generic patient assistance programs
•	distribution of pharmaceuticals requiring special handling or packaging
•	distribution of sample units to physicians and verification of practitioner licensure

Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, home delivery pharmacy services and SAAS services. Revenues from the delivery of prescription drugs to our members represented 98.4% of revenues in 2007, 98.3% in 2006, and 98.2% of revenues in 2005.  Revenues from services, such as the administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services, comprised the remainder of our revenues.

Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through the three home delivery fulfillment pharmacies and twenty-five specialty drug pharmacies we operated as of December 31, 2007.  More than 60,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participate in one or more of our networks. The top ten retail pharmacy chains represent approximately 56% of the total number of stores in our largest network.

We were incorporated in Missouri in September 1986, and were reincorporated in Delaware in March 1992. Our principal executive offices are located at One Express Way, Saint Louis, Missouri, 63121. Our telephone number is (314) 996-0900 and our web site is www.express-scripts.com. Through our website, we make available access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us).  Information included on our website is not part of this annual report.

Products and Services

Pharmacy Benefit Management Services

Overview.  Our PBM services involve the management of outpatient prescription drug use to foster high quality, cost-effective pharmaceutical care.  We offer our PBM services to our clients in the United States and Canada. Our PBM services include:

•	retail network pharmacy management
•	retail drug card programs
•	home delivery pharmacy services
•	benefit design consultation
•	drug utilization review
•	specialty services
•	drug formulary management programs
•	compliance and therapy management programs for our clients

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

During 2007, 80.2% of our revenues were derived by our PBM operations, compared to 80.5% and 88.5% during 2006 and 2005, respectively.  This decrease is mainly due to the acquisition of Priority in 2005, which is included in our SAAS segment.  The number of retail pharmacy network claims processed decreased to 379.9 million in 2007 from 390.3 million in 2006.   The number of home delivery pharmacy claims dispensed decreased to 40.8 million in 2007 from 41.2 million claims in 2006.

Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, we negotiate with pharmacies to discount the price at which they will provide drugs to members. We manage national and regional networks in the United States that are responsive to client preferences related to cost containment, convenience of access for members, and network performance. We also manage networks of pharmacies that are customized for or under direct contract with specific clients.  In addition, we have contracted Medicare Part D provider networks that are intended to comply with CMS access requirements for the Medicare Part D Prescription Drug Program.

All retail pharmacies in our pharmacy networks communicate with us online and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified member and prescription information in an industry-standard format through our systems, which process the claim and respond to the pharmacy. The electronic processing of the claim includes, among other things, the following:

•	confirming the member’s eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage
•	performing a concurrent drug utilization review and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage
•	updating the member’s prescription drug claim record
•	if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed and according to its provider agreement with us
•	informing the pharmacy of the co-payment amount to be collected from the member based upon the client’s plan design and the remaining payable amount due the pharmacy from the plan

Patient Services. As of December 31, 2007, we operated three home delivery pharmacies located in Maryland Heights, Missouri; Bensalem, Pennsylvania; and Tempe, Arizona.  In addition to front-end order processing that occurs at our home delivery pharmacies, we also operate three standalone front-end order processing facilities in Troy, New York; Harrisburg, Pennsylvania; and Albuquerque, New Mexico. In addition, we operated nine contact centers located in Albuquerque, New Mexico; Bloomington, Minnesota; Farmington Hills, Michigan; Harrisburg, Pennsylvania; St. Marys, Georgia; Tempe, Arizona; Orlando, Florida: St. Louis, Missouri; and Pueblo, Colorado.  Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale.  Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, we believe we are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks.

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

Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:

•	financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, tiered co-payments, deductibles or annual benefit maximums
•	generic drug utilization incentives
•	incentives or requirements to use only certain network pharmacies or to order certain maintenance drugs (i.e. therapies for diabetes, high blood pressure, etc.) only for home delivery
•	reimbursement limitations on the amount of a drug which can be obtained in a specific period
•	utilization management programs such as Step Therapy and Prior Authorization, that focus the use of medications according to clinically developed algorithms

The client’s choice of benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and enables our clients and us to monitor the financial performance of the plan.

Formulary Development, Compliance and Therapy Management. Formularies are lists of drugs to which benefit design is applied under the applicable plan. We have many years of formulary development expertise and maintain an extensive clinical pharmacy department.

Our foremost consideration in the formulary development process is the clinical appropriateness of the drug. In developing formularies, we first perform a rigorous assessment of the available evidence regarding the drug’s safety and clinical effectiveness.  No new drug is added to the formulary until it is approved by our National Pharmacy & Therapeutics Committee (“P&T Committee”) – a panel composed of nineteen independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations.  We fully comply with the P&T Committee’s clinical recommendations.  In making its clinical recommendation, the P&T Committee does not consider any information regarding the discount or rebate arrangement we might negotiate with the manufacturer.  This is designed to ensure the clinical recommendation is not affected by our financial arrangements.  After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost-effectiveness.

We administer a number of different formularies for our clients.   The use of formulary drugs is encouraged through various benefit design features.  Historically, many clients selected a plan design that included an open formulary in which all drugs were covered by the plan.  Today, a majority of our clients are selecting formularies which are designed to be used with various financial or other incentives, such as three-tier co-payments, that drive the selection of formulary drugs over their non-formulary alternatives.  Some clients select closed formularies, in which benefits are available only for drugs listed on the formulary.  In 2007, about 76% of all claims fell into three-tier or closed categories compared to 75% for 2006 and 69% for 2005.  Use of formulary drugs can be encouraged in the following ways:

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

We also offer innovative clinically based intervention programs to assist and manage patient quality of life, client drug trend, and physician communication/education.  These programs encompass comprehensive point of service and retrospective drug utilization review, physician profiling, academic detailing, prior authorization, disease care management, and clinical guideline dissemination to physicians.

Information Reporting and Analysis Programs.  Through the use of sophisticated information and reporting systems we are better able to manage the prescription drug benefit.  We analyze prescription drug data to identify cost trends and budget for expected drug costs, assess the financial impact of plan design changes and assist clients in identifying costly utilization patterns through an online prescription drug decision support tool.

We offer education programs to members in managing clinical outcomes and the total health care costs associated with certain conditions such as asthma, diabetes and cardiovascular disease.  These programs are based on the premise that better informed patient and physician behavior can positively influence medical outcomes and reduce overall medical costs.  We identify patients who may benefit from these programs through claims data analysis or self-enrollment.

We offer a tiered approach to member education and wellness, ranging from information provided through our internet site, to educational mailings, to our intensive one-on-one registered nurse or pharmacist counseling.  The programs include providing patient profiles directly to their physicians, as well as measurements of the clinical, personal and economic outcomes of the programs.

Rebate Programs.  We develop, manage and administer rebate programs that allow pharmaceutical manufactures to provide rebates and administrative fees based on utilization of their products by members of our clients’ benefit plans.  The rebate portion that the client receives varies in accordance with each client contract.

Our rebates are determined based on the characteristics of the formulary design selected by the client and their pharmacy benefit structure.  In addition, since 2006, rebates available on utilization of pharmaceutical products paid for under the federal Medicare Part D benefit have been captured through a rebate program specifically designed and operated for that purpose.  The amount of rebates generated by these types of programs is a function of the particular product dispensed and the level of utilization that occurs.  Manufacturers participating in our rebate programs pay us administrative fees in connection with the services and systems we provide through the rebate program.

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

Consumer Health and Drug Information. We maintain a public website, www.DrugDigest.org, dedicated to helping consumers make informed decisions about using drugs.  Much of the information on DrugDigest.org is written by pharmacists – primarily doctors of pharmacy who are also affiliated with academic institutions.  We continually work to expand the interactive tools available on DrugDigest.org which provide consumers an opportunity to take an even more active role in maintaining their own health.  The information on DrugDigest.org includes:

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

To facilitate communications between members and physicians, health condition information from DrugDigest.org has been compiled into “For Your Physician Visit”, which is available on the member website.  Using it, members complete and print appropriate checklists on conditions such as diabetes and depression.  Discussing the completed checklists gives both the member and the physician a better understanding of the member’s true health status.   Information on DrugDigetst.org does not constitute part of this document.

SAAS Services

Overview.  Our SAAS segment includes the Specialty operations of CuraScript, and our SDS and PMG lines of business.  Through our SAAS segment we provide specialty services, including delivery of injectible drugs to patient homes, physician offices and certain associated patient care services; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharma clients; and bio-pharma services including reimbursement and customized logistics solutions.  The SAAS segment also includes distribution of specialty pharmaceuticals requiring special handling or packaging; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored branded and company-sponsored generic patient assistance programs; and distribution of sample units to physicians and verification of practitioner licensure.  During 2007, 19.8% of our revenues were derived from SAAS services, compared to 19.5% and 11.5% during 2006 and 2005, respectively.

Collectively under the CuraScript name, we now operate four integrated brands that service the patient through multiple paths: Payors, Providers and Pharma.  CuraScriptSP operates specialty pharmacies in eight states with primary operations located in Orlando, Florida.  These locations provide patient care and direct specialty home delivery to our patients.  CuraScriptSD provides specialty distribution of pharmaceuticals and medical supplies direct to providers and clinics, performs third-party logistics services for contracted pharmaceutical manufacturers and operates a Group Purchasing Organization (“GPO”) for many of our clients.  We currently operate CuraScriptSD specialty distribution centers located in Grove City, OH and Sparks, NV.  FreedomFP provides fertility services to both providers and patients and is located in Byfield, MA.  Finally, HealthBridge provides Bio-Pharma services including reimbursement and customized logistics solutions.  In total, the collective CuraScript brand diversely positions us solidly within the Specialty market and serves as a pathway to the patient.

   Discontinued Operations.  During the fourth quarter of 2007, we identified our CuraScript Infusion Pharmacy, Inc. line of business (“IP”) as available for sale as we considered it non-core to our future operations.  As a result, IP is classified as a discontinued operation.  IP is headquartered in Louisville, Kentucky and operates twelve infusion pharmacies in six states.  IP offers a broad range of infused therapies in the home to patients with acute or chronic conditions.

   Prior to being classified as a discontinued operation, IP was included in our SAAS segment.  We recorded IP revenues of $104.2 million in 2007, $106.0 million in 2006, and $23.6 million in 2005.  The results of operations for IP are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations in accordance with Financial Accounting Standard (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying Consolidated Balance Sheets, and cash flows of our discontinued operations are segregated in our accompanying Consolidated Statement of Cash Flows.

In connection with the classification of IP as a discontinued operation, we recorded a charge of $34.0 million in the fourth quarter of 2007, the majority of which reflects the IP goodwill and intangible asset impairment losses and the subsequent write-down of IP assets to fair market value (see—“Critical Accounting Policies—Asset Impairment”).

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

Biotech Services.  In our June 2007 Specialty Pharmacy Management Guide and Trend Report, we reported at the end of 2006 there were more than 400 specialty drugs in clinical trials.  For new biopharmaceuticals being launched, we can provide biotech manufacturers product distribution management services.  We design strategies tailored to each product’s needs with a focus on identifying opportunities to educate the marketplace regarding drug effectiveness, proper utilization and payor acceptance.

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

Segment Information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  Our SAAS segment includes the Specialty operations of CuraScript, and our SDS and PMG lines of business.  Information regarding our segments appears in Note 13 of the notes to our consolidated financial statements and is incorporated by reference herein.

Suppliers

We maintain a large inventory of brand name and generic pharmaceuticals in our home delivery pharmacies and biopharmaceutical products in our specialty pharmacies and distribution centers along with other high cost oral agents used to treat patients with rare or chronic disease.  If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase our pharmaceuticals either directly from manufacturers or through wholesalers.  Currently, approximately 95% of our branded pharmaceutical purchases by our home delivery pharmacies and approximately 75% of our purchases by our SAAS segment are through one wholesaler.  Generic pharmaceuticals are generally purchased directly from manufacturers.  We believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available.  Due to the unique nature of the specialty market, the services patients require and our reach nationally, we are able to purchase and supply most of the current limited distributed specialty drugs.

Clients

We are a provider of PBM services to several market segments.  Our clients include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers compensation plans and government health programs.  We provide Specialty services to customers who also include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists, and others.

Our top five clients collectively represented 17.4%, 17.8%, and 23.6% of revenues during 2007, 2006 and 2005 respectively.  None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2007, 2006 or 2005.

Medicare Prescription Drug Coverage

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act.  Since January 1, 2006, eligible Medicare beneficiaries have been able to obtain prescription drug coverage under Part D by enrolling in a prescription drug plan (“PDP”) or a “Medicare Advantage” plan that offers prescription drug coverage (an “MA-PD”).  In addition, the MMA, created an opportunity for employers offering eligible prescription drug coverage for their Medicare-eligible members to receive a subsidy payment by enrolling in the Retiree Drug Subsidy (“RDS”) program.  To claim the subsidy, the beneficiaries than an employer claims cannot be enrolled in a PDP or MA-PD.

Our services support clients who have elected to become a PDP or an MA-PD.  In addition, we support the needs of employers who enroll in the RDS program.  We provide PBM services to these clients as well as new Part D functions that include managing member out of pocket costs, creation of Explanation of Benefits (“EOBs”), creation of the prescription data event, medication therapy management services, and various reporting required by CMS.

In 2006, we were approved by CMS to function as a Part D PDP plan sponsor through our wholly owned subsidiary Express Scripts Insurance Company.  Beginning January 1, 2007, our PDP offers prescription drug coverage nationally and in Puerto Rico.  The Express Scripts Insurance Company is licensed by the Arizona Department of Insurance as a Disability Insurer which meets the CMS requirements of a risk-bearing entity regulated under state insurance laws or similar statutes.  Express Scripts Insurance Company has also been granted licenses in the states of Delaware, Idaho, Indiana, Montana, New York, Oklahoma, Pennsylvania, South Dakota, Texas, Utah, West Virginia, Nebraska, Hawaii, Nevada and the District of Columbia as a result of the filing of our Uniform Certificate of Authority Application expansion application.  Express Scripts Insurance Company has filed expansion applications in other regions in which we may seek to do business, and until licenses are granted, will operate under CMS federal waivers which allow PDPs to waive the state licensure requirement for the initial three years of the prescription drug coverage offering.

Acquisitions and Joint Ventures

On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets.  The purchase price was funded through internally generated cash.  The purchase agreement includes an earnout provision, payable after three years based on the performance of the business.  This acquisition is reported as part of our PBM segment, and will not have a material impact on earnings.

On October 14, 2005, we acquired the capital stock of Priority Healthcare in a cash transaction for $28 per share, or approximately $1.3 billion.  The $1.3 billion purchase price was financed with approximately $167.0 million of cash on hand and the remainder by adding $1.6 billion in Term A loans through a new credit facility which replaced our prior credit facility.  As a result of this refinancing, we wrote-off approximately $3.8 million in deferred financing fees relating to our prior credit facility in the fourth quarter of 2005.  The Priority acquisition has enhanced our ability to provide comprehensive clinical services in many disease states.

We regularly review potential acquisitions and affiliation opportunities.  We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations.  There can be no assurance we will make new acquisitions or establish new affiliations in 2008 or thereafter.

Company Operations

General.   As of December 31, 2007, our PBM segment operated three home delivery pharmacies, three standalone front-end processing centers, and nine patient contact centers out of leased and owned facilities; and our SAAS segment operated twenty-five specialty drug pharmacies.  Electronic pharmacy claims processing takes place at facilities owned by Electronic Data Systems Corp. (“EDS”) and by International Business Machines Corp. (“IBM”).  At our Canadian facilities, we have sales and marketing, client services, pharmacy help desk, clinical, network contracting and management, and certain management information systems capabilities.

Corporate Marketing and Brand Management.   In the United States, our sales managers and directors market and sell PBM services, supported by a team of client-service representatives, clinical pharmacy managers, and benefit analysis consultants.  This team works with clients to make prescription drug use safer and more affordable.  A dedicated sales staff cross-markets SAAS services to our PBM clients.  In addition, sales personnel dedicated to our SAAS segment use direct marketing to generate new customers and solidify existing customer relationships.  In Canada, marketing and sales efforts are conducted by our staff based in Mississauga, Ontario.

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

        We have a research team whose mission is to conduct timely, rigorous and objective research that supports evidence-based pharmacy benefit management.  Using pharmacy and medical claims data together with member surveys, the research department conducts studies to evaluate clinical, economic and member impact of pharmacy benefits. The release of our 2006 Annual Drug Trend report in June 2007 marked our tenth consecutive year of tracking prescription drug trends.  Based on a large sample of our membership, the 2006 Annual Drug Trend report not only examines trends in pharmaceutical utilization and cost, it also investigates the factors that underlie those trends.  The current 2006 Annual Drug Trend report and results of our other studies are shared at our annual Outcomes Conference.  We also present at other client forums, speak at professional meetings and publish in health-related journals.

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

Competition

There are a number of other PBMs in the United States against which we compete.  Some of these are independent PBMs, such as Catalyst RX, Innoviant, Medco, MedImpact, and PerformRX.  Others are owned by managed care organizations such as Aetna Inc., CIGNA Corporation, First Health, Humana Inc., Prime Therapeutics and Wellpoint Health Networks Inc.  Some are owned by retail pharmacies, such as Caremark (owned by CVS), RX America (owned by Longs Drug Stores), Rite Aid Health Solutions and Walgreens Health Initiatives.  Wal-Mart Stores, Inc. also recently announced that it may engage in certain activities competitive with PBMs.  We also compete against specialized providers, such as Argus and SXC Health Solutions.  Some of these competitors may have greater financial, marketing and technological resources.  In addition, other companies may enter into the business and become increasingly competitive as there are no meaningful barriers to entry.

Government Regulation and Compliance

Many aspects of our businesses are regulated by federal and state laws and regulations.  Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement and we maintain a comprehensive Compliance program.  We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our businesses.  There are, however, significant uncertainties involving the application of many of these legal requirements to our business.  In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position.  We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us.  We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Pharmacy Benefit Management Regulation Generally. Certain federal and state laws and regulations affect or may affect aspects of our PBM business.  Among the laws and regulations that may impact our business are the following:

Anti-Kickback Laws.   Subject to certain exceptions and “safe harbors,” the federal anti-kickback statute generally prohibits, among other things, knowingly and willfully paying or offering any payment or other remuneration to induce a person to purchase, lease, order, or arrange for (or recommend purchasing, leasing, or ordering) items (including prescription drugs) or services reimbursable in whole or in part under Medicare, Medicaid or another federal health care program.  Several states also have similar laws, some of which apply similar anti-kickback prohibitions to items or services reimbursable by non-governmental payors.  Sanctions for violating these federal and state anti-kickback laws may include criminal and civil fines and exclusion from participation in the federal and state healthcare programs.

The federal anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”), and administrative bodies.  Because of the federal statute’s broad scope, federal regulations establish certain “safe harbors” from liability.  A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge.  Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with “product conversion” programs.

Self-Referral Laws.   The federal physician self-referral law, known as the “Stark Law,” prohibits physicians from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs) to an entity with which the physician or an immediate family member of the physician has a financial relationship and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral.  Our home delivery pharmacies dispense certain outpatient prescription drugs that may be directly or indirectly reimbursed by the Medicare or Medicaid programs, potentially making us subject to the Stark Law’s requirements with respect to such pharmacy operations.  Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion.

Our home delivery services may also be subject to state statutes and regulations that restrict the ability of physicians to refer patients to entities with which they have a financial relationship.  These state laws may vary from the federal Stark Law and vary significantly from state to state. Some of these state statutes and regulations apply to items and services reimbursed by private payors.  Violation of these laws may result in prohibition of payment for items or services provided, loss of pharmacy or health care provider licenses, fines and criminal penalties.

False Claims Act and Related Criminal Provisions.   The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, in order to obtain reimbursement.  Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Some federal district courts have interpreted the False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances.  The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties.  Criminal statutes that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined.  Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

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

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received.  These provisions of ERISA are similar, but not identical, to the health care anti-kickback statutes discussed above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the health care statutes.  Like the health care anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain.  See “Item 3 – Legal Proceedings” for discussion of current proceedings involving us relating to these laws or regulations.

On December 13, 2007 the DOL published a proposed regulation relating to Service Provider Disclosures Under ERISA Section 408(b)(2).  As proposed, the regulation requires comprehensive disclosure of direct and indirect compensation received by “service providers” to ERISA plans.  The company is evaluating the proposed rule.  Because we are unable to predict whether this regulation will be adopted, or the final form of such regulation if adopted, we can give no assurance that the implementation of any business changes which may be necessary to comply with such regulations would not have a material adverse effect on our business and financial results.

State Fiduciary Legislation.   Statutes have been introduced in several states that purport to declare that a PBM is a fiduciary with respect to its clients.  We believe that the fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA.  To date only two jurisdictions – Maine and the District of Columbia – have enacted such a statute.  Our trade association, Pharmaceutical Care Management Association (“PCMA”), filed suit in federal courts in Maine and the District of Columbia alleging, among other things, that the statute is preempted by ERISA with respect to welfare plans that are subject to ERISA.  In the Maine case the United States District Court upheld the statute.  That decision was affirmed by the United States Court of Appeals for the First Circuit.  In the District of Columbia case, the court vacated the preliminary injunctions and granted the District of Columbia’s motion for summary judgment.  This decision is currently on appeal to the United States Court of Appeals for the D.C. Circuit.  Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows.

Consumer Protection Laws.   Most states have consumer protection laws that previously have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs.  Such statutes have also been cited as the basis for claims against PBMs either in civil litigation or pursuant to investigations by state Attorneys General.  See “Item 3 – Legal Proceedings” for discussion of current proceedings relating to these laws or regulations.

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

Licensure Laws.   Many states have licensure or registration laws governing certain types of managed care organizations, including preferred provider organizations (“PPOs”), third party administrators (“TPAs”), and companies that provide utilization review services.  The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs often is unclear.  We have registered under such laws in those states in which we have concluded that such registration is required.  Because of increased regulatory requirements on some of our managed care clients affecting prior authorization of drugs before coverage is approved, we have obtained utilization review licenses in selected states through our subsidiary, ESI Utilization Management Company.  Moreover, we have received full accreditation for URAC Pharmacy Benefit Management version 1.0 Standards, which includes quality standards for drug utilization management.  In addition, accreditation agencies’ requirements for managed care organizations such as the National Committee on Quality Assurance (“NCQA”), and Medicare Part D regulations for PDP and MA-PDPs may affect the services we provide to such organizations.

Legislation regulating PBM activities in a comprehensive manner has been and continues to be considered in a number of states.  In the past, certain organizations, such as the National Association of Insurance Commissioners (“NAIC,” an organization of state insurance regulators), as well as certain state pharmacy boards have considered proposals to regulate PBMs and/or certain PBM activities, such as formulary development and utilization management.  While the actions of the NAIC would not have the force of law, they may influence states to adopt model legislation that such organizations promulgate.

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

In addition, federal and state agencies and enforcement officials are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program.  AWP is a standard pricing benchmark (calculated by a third-party such as First Data Bank or Medispan) used throughout the industry, including us, as a basis for calculating drug prices under our contracts with health plans and pharmacies and rebates with pharmaceutical manufacturers.  Changes to the AWP standard could alter the calculation of drug prices for federal programs.  We are unable to predict whether any such changes will occur, and if so, if such changes would have a material adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

Regulation of Financial Risk Plans.   Fee-for-service prescription drug plans generally are not subject to financial regulation by the states.  However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the PBM.  Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility.  Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws.  In addition, we own the Express Scripts Insurance Company (“ESIC”).  In 2007 ESIC contracted with CMS for Medicare Part D offerings which we provide to employers.  We believe ESIC is in compliance with the applicable laws of the states in which it is licensed.

Pharmacy Regulation.   Our home delivery and specialty pharmacies are licensed to do business as a pharmacy in the state in which they are located.  Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state.  These states generally permit the pharmacy to follow the laws of the state in which the home delivery service is located, although certain states require that we also comply with certain laws in that state.  We believe we have registered each of our pharmacies in every state in which such registration is required and that we comply with all required laws and regulations.  In addition, our pharmacists and nurses are licensed in those states where their activity requires it.  Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs.  Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement amounts to be paid to participating providers under these programs.  In addition, several of our pharmacy facilities are participating providers under the new Part D Medicare program created pursuant to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  As a condition to becoming a participating provider under Part D of the Act, the pharmacies are required to adhere to certain requirements applicable to the Part D Medicare program.

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

HIPAA and Other Privacy Legislation.   Most of our activities involve the receipt or use of confidential medical information concerning individual members.  In addition, we use aggregated and anonymized data for research and analysis purposes and, in some cases, provide access to such data to third parties.  Various federal and state laws, including the Health Insurance Portability and Accountability Act (“ HIPAA,” as discussed below), regulate and restrict the use, disclosure and security of confidential medical information and new legislation is proposed from time to time in various states.  To date, no such laws have been adopted that adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

SAAS Services. Many of the laws and regulations cited above with respect to our PBM activities also apply with respect to our various specialty services.  Of particular relevance are the federal and state anti-kickback laws, state pharmacy regulations and HIPAA, which are described above.  In addition, as a condition to conducting our wholesale business, we must maintain various permits and licenses with the appropriate state and federal agencies, and we are subject to various wholesale distributor laws that regulate the conduct of wholesale distributors, including, but not limited to, maintaining pedigree papers in certain instances.  Finally, one of our lines of services, PMG, conducts certain activities, including the distribution of drug samples, that are subject to the requirements of the federal Prescription Drug Marketing Act and many of the other federal and state laws and regulations discussed above.

Service Marks and Trademarks

We, and our subsidiaries, have registered certain service marks including “Express Scripts” and “CuraScript” with the United States Patent and Trademark Office.  Our rights to these marks will continue so long as we comply with the usage, renewal filings, and other legal requirements relating to the usage and renewal of service marks.

        We also have several pending applications for registration for other trademarks and service marks including, but not limited to, “CuraScriptSP Specialty Pharmacy and Design”, and “CuraScriptIP Infusion Pharmacy and Design”.  If we are unable to obtain registrations for any of these pending applications, we believe there would be no material adverse effect on our consolidated results of operations, consolidated financial position, and/or consolidated cash flow from operations.

We also have several pending applications for registration for other trademarks and service marks including, but not limited to, “CuraScriptSP Specialty Pharmacy and Design”, and “CuraScriptIP Infusion Pharmacy and Design”.  If we are unable to obtain registrations for any of these pending applications, we believe there would be no material adverse effect on our consolidated results of operations, consolidated financial position, and/or consolidated cash flow from operations.

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

Employees

As of December 31, 2007 and 2006, we employed approximately 11,820 and 11,300 employees, respectively, which includes approximately 220 employees in Canada.  Approximately 1,400 of the United States employees are members of collective bargaining units.  Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility; members of the United Auto Workers Union at our Farmington Hills, Michigan facility; members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania and East Hanover, New Jersey facilities; and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility.  We believe our relationships with our employees and the unions that represent them are good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 1, 2008 are as follows:

Name	Age	Position

George Paz	52	Chairman, President and Chief Executive Officer
Edward Stiften	53	Executive Vice President, and Chief Financial Officer
Thomas M. Boudreau	56	Executive Vice President, Law and Strategy
Michael Holmes	49	Executive Vice President and Chief Administrative Officer
Edward Ignaczak	42	Executive Vice President – Sales and Account Management
Patrick McNamee	48	Executive Vice President, Operations and Technology
Agnes Rey-Giraud	43	Executive Vice President – Trade Relations and Developing Markets
Kelley Elliott	35	Vice President, Chief Accounting Officer and Controller

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

Mr. Stiften was named Executive Vice President, Chief Financial Officer in November 2007.  He was elected Senior Vice President and Chief Financial Officer in April 2004.  Prior to joining us, Mr. Stiften worked for BJC HealthCare, a hospital and health care organization, serving as Vice President and Chief Financial Officer since 1998.  Mr. Stiften has announced his retirement effective May 31, 2008.

Mr. Boudreau was named Executive Vice President, Law & Strategy in November 2007.  Mr. Boudreau was previously elected Senior Vice President, General Counsel and Secretary in October 1994.  He has served as General Counsel since June 1994.

Mr. Holmes was named Executive Vice President and Chief Administrative Officer in November 2007.  He was elected Senior Vice President and Chief Human Resources Officer in December 2005.  Prior to joining us, Mr. Holmes worked for Edward D. Jones & Co., L.P., a financial services company, as Principal from October 1996 through December 2004.

Mr. Ignaczak was named Executive Vice President, Sales and Account Management in November 2007.  He was elected Senior Vice President — Sales and Account Management in December 2002.  Mr. Ignaczak joined us in April 1998 and served as the Vice President and General Manager of our National Employer Division between April 1998 and December 2002.

Mr. McNamee was named Executive Vice President, Operations & Technology in November 2007.  He was elected Senior Vice President, Operations & Technology, with responsibility for Client & Patient Services and Information Technology in May 2007.  Mr. McNamee joined us and was elected Senior Vice President and Chief Information Officer in February 2005.  Prior to joining us, Mr. McNamee worked for Misys Healthcare Systems, a health care technology company, as President and General Manager, Physician Systems, from September 2003 through February 2005.  Mr. McNamee was employed by various subsidiaries of General Electric Corporation from July 1989 through September 2003, including as President, GE OEC Medical Systems, a surgery x-ray manufacturing business, from July 2002 through September 2003.

Ms. Rey-Giraud was named Executive Vice President, Trade Relations & Developing Markets in November 2007.  She was elected Senior Vice President — Strategy and Business Development in January 2006 and Senior Vice President — Supply Chain Organization in September 2006.  Ms. Rey-Giraud served as Senior Vice President of Product Management between December 2003 and January 2006, and served as Senior Vice President — Program Development between July 2002 and December 2003.  Ms. Rey-Giraud served as Vice President and General Manager — eBusiness between January 2000 and July 2002.

Ms. Elliott was elected Vice President, Chief Accounting Officer and Controller in December 2005.  Ms. Elliott previously served in our Internal Audit Department between February 2002 and December 2005, most recently as Vice President.

Available Information

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

•	costs and uncertainties of adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•	continued pressure on margins resulting from client demands for lower prices, enhanced service offerings and/or higher service levels
•	the possible termination of, or unfavorable modification to, contracts with key clients or providers, some of which could have a material impact on our financial results
•	investigations of certain PBM practices and pharmaceutical pricing, marketing and distribution practices currently being conducted by various regulatory agencies and state attorneys general
•	the possible loss, or adverse modification of the terms, of contracts with pharmacies in our retail pharmacy network
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

Item 1A—Risk Factors

General Risk Factors

We operate in a very competitive industry, and competition could compress our margins, and impair our ability to attract and retain clients.

      Our ability to maintain growth rates is dependent upon our ability to attract new clients and retain existing clients, as well as cross-sell additional services to existing clients.  We operate in a very competitive environment.  Some of our competitors may offer services and pricing terms we may not be able to offer.  Larger competitors may have scale advantages that we cannot duplicate.  Our contracts with clients generally do not have terms longer than three years and, in some cases, are terminable by the client on relatively short notice.  This competition may make it difficult for us to retain existing clients, sell to new clients and cross-sell additional services to clients, which could materially adversely affect our business and financial results.

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

      We believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care or other clients.  In such case, the likelihood such client would renew its contract with us, as opposed to one of our competitors, could be reduced.

Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices

      We are subject to risks relating to litigation and other proceedings in connection with our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, and the services rendered in connection with our disease management and our pharmaceutical services operations.  A list of a number of the more significant proceedings pending against us is included under “Item 3—Legal Proceedings.”  These proceedings generally seek unspecified monetary damages and injunctive relief on behalf of a class of plaintiffs that are either clients or individual members of health plans.  While we believe these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our business and financial results.

      We are presently responding to several subpoenas and requests for information from governmental agencies, as described in “Item 3—Legal Proceedings.”  We cannot predict with certainty what the result of any such inquiry might be.  In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies.  Certain of the costs are covered by our insurance, but certain other costs are not insured.  Such costs have become material to our financial performances and we can give no assurance that such costs will not increase in the future.

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

      We believe that we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business.  There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and state and federal law enforcement agencies and regulatory agencies from time to time have initiated investigations or litigation that involve certain aspects of our business or our competitors’ businesses.  Accordingly, we cannot provide any assurance that one or more of these agencies will not interpret or apply these laws in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail.  In addition, there are numerous proposed health care laws and regulations at the Federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our financial results.  We are unable to predict what additional Federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us.

      Various governmental agencies have conducted investigations into certain PBM business practices.  Many of these investigations have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements.  We have received subpoenas from a number of State Attorneys General.  We cannot predict what effect, if any, these investigations may ultimately have on us or on the PBM industry generally (see “Item 3—Legal Proceedings”).

      The State of Maine and the District of Columbia each have enacted statutes that purport to declare that a PBM is a fiduciary with respect to its clients.  Our trade association, PCMA, filed suit in Federal District Courts in Maine and the District of Columbia alleging, among other things, that these statutes are preempted by ERISA with respect to welfare plans that are subject to ERISA.  The Federal District Court in Maine ruled the statute valid, and the First Circuit Court of Appeals affirmed.  The case challenging the D.C. statute is on appeal.  Other states are considering but have not yet enacted similar fiduciary statutes, and we cannot predict what effect, if any, these and similar statutes may have on our business and financial results.

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

      Effective as of 2007, our subsidiary, ESIC, began offering a prescription drug plan (“PDP”) in connection with the Medicare Part D program for purposes of making employer/union-only group waiver plans (known as “EGWP” plans) available for applicable clients.  As a licensed insurer organized and licensed under the laws of the State of Arizona, ESIC will be subject to state and federal laws regulating the business of insurance in all jurisdictions in which ESIC offers its PDP.  CMS regulations and applicable guidance currently require that ESIC be authorized to offer its prescription drug plan to individuals residing in all fifty states and Puerto Rico.  As a PDP sponsor, ESIC will be subject to compliance with all federal laws and regulations applicable to such sponsors as a result of the MMA and the regulations promulgated in connection with implementation of the Medicare Part D drug benefit.  While many state insurance laws and regulations are well-established, CMS continues to provide guidance and promulgate new regulations in an attempt to assist PDPs and state regulators to determine the appropriate applicability of state insurance laws in the context of the federal Part D drug benefit provided through an EGWP plan.  Uncertainty as to the applicability of state and federal laws to ESIC’s operations could have an impact on our ability to successfully offer products and services under the Part D drug benefit and our ability to comply with applicable laws in doing so.

If we lose our relationship with one or more key pharmacy providers, or our relationship is modified in an unfavorable manner, our business could be impaired

    More than 60,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participate in one or more of our networks.  However, the top ten retail pharmacy chains represent approximately 56% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States.  Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice by either party.  If one or more of the top pharmacy chains elects to terminate its relationship with us, or attempts to renegotiate the terms of the relationship in a manner that is unfavorable to us, our members’ access to retail pharmacies and our business could be materially adversely affected.  The continued growth of PBMs owned by the top pharmacy chains, or the acquisition of significant PBM operations by such chains, could increase the likelihood of our relationships with such pharmacy chains being adversely affected.

Changes in industry pricing benchmarks could materially impact our financial performance

Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use certain published benchmarks to establish pricing for prescription drugs.  These benchmarks include AWP, AMP and wholesale acquisition cost.  Most of our client contracts utilize the AWP standard.  Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

      Specifically, in the case of New England Carpenters v First Data Bank et al, a civil class action case brought against First Data Bank (“FDB”) and Medispan, the two most widely used companies that report data on prescription drug prices, FDB and Medispan agreed to reduce the reported AWP on approximately 8,500 drugs by 4.0% as well as to cease reporting AWP two years after final approval of the settlement.  While the judge preliminarily approved the settlement, she has now refused final approval and has asked the parties to significantly amend the settlement.  Specifically, the judge will not approve the roll-back on any more than 1,400 drugs and will not order the parties to cease publication of AWP.  While we cannot predict the outcome of the case or, if the settlement is finally approved, the precise timing of the possible decrease in AWP, we believe that the potential effect of the settlement has been significantly reduced and that we have taken action to mitigate the effect on our operations.  The amended settlement may still cause disruption in our retail networks due to the adverse impact on AWP-based retail pharmacy pricing.

      Due to these and other uncertainties, we can give no assurance that the short or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods.  Our various projections, including earnings guidance for 2008, contemplate what we have estimated to be the most probable impact resulting from the proposed FDB settlement.  Actual results may be materially less favorable or materially more favorable than those estimated in formulating such projections.

Medicare Part D may adversely impact our business

      In connection with the enactment of the MMA, CMS promulgated a substantial volume of new regulations implementing the federal government’s Voluntary Prescription Drug Benefit Program, known as Medicare “Part D.”  The Office of Inspector General has also proposed new safe harbors and other regulations pursuant to the MMA.  Both of these federal regulatory agencies continue to issue guidance with regard to the Part D program and compliance with related federal laws and regulations by Part D sponsors and their subcontractors.  The receipt of federal funds made available through this program by us, our affiliates, or clients may be subject to compliance with these new regulations as well as the established laws and regulations governing the federal government’s payment for health care goods and services, including the Anti-Kickback Laws, the Stark Law, and the False Claims Act.  There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance that these risks will not be material to our business in future periods.

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

Item 2 – Properties

      We operate our United States and Canadian PBM and SAAS segments out of leased and owned facilities throughout the United States and Canada.  The Company’s main facilities of our continuing operations are detailed in the table below.

PBM Facilities	SAAS Facilities
St. Louis, MO (HQ facility)	Orlando, Florida (two facilities)
Maryland Heights, Missouri (four facilities)	Lake Mary, Florida (two facilities)
Tempe, Arizona (two facilities)	Maryland Heights, Missouri (two facilities)
Bloomington, Minnesota (two facilities)	Lincoln Park, New Jersey (two facilities)
Bensalem, Pennsylvania (two facilities)	Montville, New Jersey
Troy, New York	Grove City, Ohio (two facilities)
Albuquerque, New Mexico	Byfield, Massachusetts
Farmington Hill, MI.	Sparks, Nevada
Montreal, Quebec	Braintree, Massachusetts
Mississauga, Ontario	Brewster, New York
Parsippany, New Jersey
Swatara, Pennsylvania
St. Mary’s, Georgia
Pueblo, Colorado
Hunt Valley, Maryland

      Our St. Louis, Missouri facility houses our corporate headquarters offices.  We believe our facilities generally have been well maintained and are in good operating condition.  As of January 1, 2008, the existing facilities from continuing operations comprise approximately 2.8 million square feet in the aggregate.  We signed a lease agreement during 2007 for an expansion of our corporate facilities.  A new building is under construction and we do not anticipate taking possession until the first quarter of 2009.  The annual lease commitments for the new building will begin at approximately $2.7 million and the term of the lease is ten and a half years.

This entire document should be considered a draft and is subject to further review by Express Scripts management.

Item 3 – Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits that purport to be class actions.  Each case seeks damages in an unspecified amount.  We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover.  In addition, we are the subject of a governmental investigation described below.  Such investigations could result in civil damages or other sanctions, the nature and amount of which we cannot currently estimate.  We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.  In addition, the expenses of defending these cases may have a material effect on our financial results.

These matters are:

•
Multi-District Litigation - The Judicial Panel on Multi-District Litigation on April 29, 2005 transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings including the following:  Minshew v. Express Scripts (Case No.Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri) (filed December 12, 2001); Lynch v. National Prescription Administrators, et al. (Case No.03 CV 1303, United States District Court for the Southern District of New York) (filed February 26, 2003); Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri) (filed October 23, 2003); Wagner et al. v. Express Scripts (Case No.04cv01018 (WHP), United States District Court for the Southern District of New York) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (Case No.04-CV-0626 (FIS) (RFT), United States District Court for the Southern District of New York) (filed April 27, 2004); Correction Officers' Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (Case No.04-Civ-7098 (WHP), United States District Court for the Southern District of New York) (filed August 5, 2004); United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al. (Case No.04-CV-7472, United States District Court for the Southern District of New York) (filed September 21, 2004); Central Laborers' Welfare Fund, et al v. Express Scripts, Inc., et al (Case No.B04-1002240, United States District Court for the Southern District of Illinois) (filed September 27, 2004); New England Health Care Employees Welfare Fund v. Express Scripts, Inc.  (Case No.4:05-cv-1081, United States District Court for the Eastern District of Missouri) (filed October 28, 2004); and Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Case No.B05-1004036, United States District Court for the Eastern District of Missouri) (filed May 27, 2005).  The plaintiffs assert that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, constitute violations including fiduciary duties under the Federal Employee Retirement Income Security Act (ERISA), common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices.  The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries.  The various complaints seek money damages and injunctive relief.  Discovery is proceeding in these cases.  Plaintiffs have filed motions for class certification of the ERISA plans and for partial summary judgment on the issue of our fiduciary status under ERISA.  These motions have been fully briefed and argued.  On January 18, 2008, we filed a cross motion for summary judgment on the issue of our fiduciary status under ERISA.

•
Jerry Beeman, et al. v. Caremark, et al. (Case No.021327, United States District Court for the Central District of California).  On December 12, 2002, a complaint was filed against us and several other pharmacy benefit management companies.  The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law.  The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices.  On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action.  On June 2, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's opinion on standing and remanded the case to the district court.  The district court’s denial of defendants’ motion to dismiss on constitutionality grounds is currently on appeal to the Ninth Circuit.  Plaintiffs have filed a motion for class certification.

•
Irwin v. AdvancePCS, et al. (Case No.RG030886393, Superior Court of the State of California for Alameda County) (filed March 26, 2003).  This case is brought by plaintiff alleging his right to sue as a private attorney general under California law.  This case purports to be a class action against us and other PBM defendants on behalf of self-funded, non-ERISA health plans; and individuals with no prescription drug benefits that have purchased drugs at retail rates.  The complaint alleges that certain business practices engaged in by us and by other PBM defendants violated California's Unfair Competition Law.  The suit seeks unspecified monetary damages and injunctive relief.  This case has been coordinated with the AFSCME case in Los Angeles County Superior Court.  Our motion for judgment on the pleadings in our favor was granted on June 23, 2005, with plaintiffs given leave to file an amended complaint which they did on July 22, 2005.  A third amended complaint was filed by the plaintiffs on April 8, 2006.

•
North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama) (filed October 1, 2003).  This case purports to be a class action against us on behalf of independent pharmacies within the United States.  The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq.  The suit seeks unspecified monetary damages (including treble damages) and injunctive relief.  Plaintiffs’ motion for class certification was granted on March 3, 2006.  A motion filed by the plaintiffs in an antitrust matter against Medco and Merck in the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation requesting transfer of this case and others to the Eastern District of Pennsylvania for MDL treatment was granted on August 24, 2006.  We filed a motion to decertify the class on January 16, 2007, and it has been fully briefed and argued.

•
People of the State of New York, et al v. Express Scripts, Inc. (Case No.4669-04, Supreme Court of the State of New York, County of Albany).  On August 4, 2004, the State of New York filed a complaint against us and Cigna Life Insurance Co.  The complaint alleges certain breaches of contract and violations of civil law in connection with our management of the prescription drug plan for the State of New York and its employees.  The complaint also alleges certain violations of civil law in connection with the Company's therapeutic interchange programs.  The State has requested injunctive relief, unspecified monetary damages and attorney's fees.  The court originally stayed this action pending the outcome of the Wagner and Scheuerman cases, referred to above, both of which assert claims relating to the New York State prescription drug plan.  The court issued an order to lift the stay in February 2006.  On July 25, 2006, our motion to dismiss this case was granted in part and denied in part.  Specifically, the State's claims based on allegations of breach of fiduciary duty, negligent misrepresentation and violations of the State's Education Law were dismissed in their entirety.  Portions of the State's claims alleging violations of the State's General Business Law Section 349 were also dismissed because of the running of the applicable statute of limitations.  Discovery is now proceeding.

•
In re Express Scripts Securities Litigation (Case No.4:04-CV-1009, United States District Court for the Eastern District of Missouri ).  On September 13, 2005, plaintiffs filed an amended complaint.  The complaint alleges that Express Scripts and certain of our officers violated federal securities law.  The complaint alleges that we failed to disclose certain alleged improper business practices and issued false and misleading financial statements and that certain officers violated insider trading laws.  The complaint is brought on behalf of purchasers of our stock during the period October 29, 2003 to August 3, 2004.  The complaint requests unspecified compensatory damages, equitable relief and attorney's fees.  Defendants filed a motion to dismiss on October 28, 2005.

•
Derivative lawsuits: Scott Rehm, Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Case No.044-1960a, Missouri Circuit Court, City of St. Louis) (filed August 27, 2004); Charles Manzione, Derivatively on Behalf of Express Scripts, Inc. v. Barrett Toan et al  (Case No.4:04-CV-1608, United States District Court for the Eastern District of Missouri) (filed October 22, 2004); Gary Miller Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Case No.042-08632, Missouri Circuit Court, City of St. Louis) (filed October 22, 2004).  Judith Deserio, Derivatively on behalf of Nominal Defendant, Express Scripts, Inc. v. Stuart L. Bascomb, et al (filed December 22, 2004) was consolidated with Miller.  Plaintiffs have filed shareholder derivative lawsuits against certain of our current and former directors and officers.  The cases make various allegations including that the defendants caused us to issue false and misleading statements, insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  Plaintiffs demand unspecified compensatory damages, equitable relief and attorney's fees.

•
Pearson’s Pharmacy, Inc. and Cam Enterprises, Inc. d/b/a Altadena Pharmacy v. Express Scripts, Inc. (Case No. 3:06-CV-00073-WKW, United States District Court for the Middle District of Alabama) (filed January 26, 2006).  On February 15, 2006, an amended complaint alleging a class action on behalf of all pharmacies reimbursed based upon Average Wholesale Price was filed.  The complaint alleges that we fail to properly reimburse pharmacies for filling prescriptions.  Plaintiffs seek unspecified monetary damages and injunctive relief.  On March 31, 2006 we filed a motion to dismiss the complaint.  On June 7, 2007, the court dismissed the claims for fraudulent misrepresentation, fraudulent suppression and unjust enrichment, leaving only a breach of contract claim.

•
Inola Drug, Inc. v. Express Scripts, Inc. (Case No. 06-CV-117-TCK-SAJ, United States District Court for the Northern District of Oklahoma) On February 22, 2006, a class action lawsuit was filed alleging that our reimbursement to pharmacies violates the Oklahoma Third Party Prescriptions Act.  The complaint also alleges that we fail to properly reimburse pharmacies for filling prescriptions based on Average Wholesale Price.  The proposed classes include all pharmacies in the United States who contract with us and all pharmacies in Oklahoma who contract with us.  On January 10, 2008, the court dismissed the unjust enrichment and fraud claims, leaving only the breach of contract and claim for injunctive relief. Plaintiff was given leave to file an amended complaint which it did on January 21, 2008.   Plaintiff’s motion for class certification has been fully briefed and argued.

•
Aetna, Inc., et. al. vs. Express Scripts, Inc. and CuraScript, Inc. (Case No. 2:07-CV-05541-TJS, United States District Court for the Eastern District of Pennsylvania)  On December 31, 2007, a complaint was filed alleging tortious interference with certain agreements between Plaintiffs and Priority Healthcare Corporation, a wholly-owned subsidiary of CuraScript, Inc. alleging damages of $75.0 million.  The agreements relate to a joint venture for the purpose of developing a specialty pharmacy business for Plaintiffs.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5 — Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ESRX”.  The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated.  These prices have been adjusted to reflect the two-for-one stock split effective June 22, 2007, in the form of a stock dividend of one share for each outstanding share to holders of record on June 8, 2007.

	Fiscal Year 2007		Fiscal Year 2006
Common Stock	High	Low	High	Low
First Quarter	$42.63	$32.32	$47.50	$41.08
Second Quarter	51.35	40.41	44.44	31.92
Third Quarter	56.08	47.63	42.49	34.41
Fourth Quarter	74.40	53.08	38.90	29.40

Holders. As of December 31, 2007, there were 408 stockholders of record of our common stock.  We estimate there are approximately 205,303 beneficial owners of our common stock.

Dividends. The Board of Directors has not declared any cash dividends on our common stock since the initial public offering.  The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future.  The terms of our existing credit facility contain certain restrictions on our ability to declare or pay cash dividends.

Recent Sales of Unregistered Securities

        None.

        Issuer Repurchases of Equity Securities

The following is a summary of our stock repurchasing activity during the three months ended December 31, 2007 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

10/1/2007 – 10/31/2007	-	$-	-	13.2
11/1/2007 – 11/30/2007	-	-	-	13.2
12/1/2007 – 12/31/2007	-	-	-	13.2
Fourth quarter 2007 total	-	$-	-

We have a stock repurchase program, originally announced on October 25, 1996.  In 2007, our Board of Directors authorized total increases in the program of 24.0 million shares.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During 2007, we repurchased 23.1 million shares for $1,140.3 million, leaving 13.2 million shares remaining under the program.  Current year repurchases were funded through borrowings under an amendment to our credit facility and through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

Item 6 – Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements, including the related notes, and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions, except per share data)	2007(1)	2006	2005(2)	2004(3)	2003
Statement of Operations Data (for the Year Ended December 31):

Revenues (4)	$18,273.6	$17,554.0	$16,188.4	$15,114.7	$13,294.5
Cost of revenues(4)	16,507.0	16,077.8	14,997.3	14,170.5	12,428.2
Gross Profit	1,766.6	1,476.2	1,191.1	944.2	866.3
Selling, general and administrative	705.6	650.4	548.9	451.2	417.2
Operating income	1,061.0	825.8	642.2	493.0	449.1
Other expense, net	(116.1)	(83.6)	(28.4)	(42.4)	(43.8)
Income before income taxes	944.9	742.2	613.8	450.6	405.3
Provision for income taxes	344.4	266.8	214.3	172.4	154.7
Net income from continuing operations	600.5	475.4	399.5	278.2	250.6
Net (loss) income from discontinued
operations, net of tax(5)	(32.7)	(1.0)	0.6	-	-
Cumulative effect of accounting change,
net of tax(6)	-	-	-	-	(1.0)
Net income	$567.8	$474.4	$400.1	$278.2	$249.6

Weighted average shares outstanding:(7)
Basic:	260.4	279.6	293.6	305.6	311.4
Diluted:	264.0	284.0	299.0	310.0	315.8

Basic earnings (loss) per share:(7)
Continuing operations	$2.31	$1.70	$1.36	$0.91	$0.80
Discontinued operations(5)	(0.13)	-	-	-	-
Net earnings	$2.18	$1.70	$1.36	$0.91	$0.80

Diluted earnings (loss) per share:(7)
Continuing operations	$2.27	$1.67	$1.34	$0.90	$0.79
Discontinued operations(5)	(0.12)	-	-	-	-
Net earnings	$2.15	$1.67	$1.34	$0.90	$0.79

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$434.7	$131.0	$477.9	$166.1	$396.0
Working capital	(507.2)	(657.3)	(137.8)	(370.4)	(66.3)
Total assets	5,256.4	5,108.1	5,493.5	3,600.1	3,409.2
Debt:
Short-term debt	260.1	180.1	110.0	22.1	-
Long-term debt	1,760.3	1,270.4	1,400.5	412.1	455.0
Stockholders’ equity	696.4	1,124.9	1,464.8	1,196.2	1,194.0

Selected Data (for the Year Ended December 31):
Network pharmacy claims processed(8)	379.9	390.3	437.3	398.8	378.9
Home delivery pharmacy prescriptions filled	40.8	41.2	40.2	38.1	32.3
SAAS prescriptions filled	4.7	5.7	5.4	3.5	3.6

Cash flows provided by operating activities—
continuing operations	$848.1	$673.5	$795.7	$496.2	$457.9
Cash flows used in investing activities—
continuing operations	(55.8)	(100.8)	(1,367.5)	(397.0)	(42.8)
Cash flows (used in) provided by
financing activities—continuing operations	(469.7)	(904.7)	887.0	(330.4)	(212.5)
EBITDA from continuing operations(9)	1,158.5	925.6	726.5	563.1	503.2

(1)	Includes the acquisition of CYC effective October 10, 2007.
(2)	Includes the acquisition of Priority Healthcare Corporation, Inc. (“Priority”) effective October 14, 2005.
(3)	Includes the acquisition of CuraScript, Inc. effective January 30, 2004.
(4)
Excludes estimated retail pharmacy co-payments of $3,746.3, $4,175.3, $5,821.8, $5,545.9 and $5,276.1 for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.  These are amounts we instructed retail pharmacies to collect from members.  We have no information regarding actual co-payments collected.

(5)	Includes the results of operations from the discontinued operations of IP, which was acquired as part of the Priority acquisition on October 14, 2005.
(6)	As a result of the adoption of FAS 143, “Accounting for Asset Retirement Obligations” we recorded a $1.0 million loss, net of tax, as the cumulative effect of change in accounting principle in 2003.
(7)	Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock splits effective June 22, 2007 and June 24, 2005, respectively.
(8)	Excluded from the network claims are manual claims and drug formulary only claims where we only administer the client’s formulary.
(9)
EBITDA from continuing operations is earnings before other income (expense), interest, taxes, depreciation and amortization, or operating income plus depreciation and amortization.  EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance.  EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States.  In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

We have provided below a reconciliation of EBITDA from continuing operations to net income and to net cash provided by continuing operating activities as we believe they are the most directly comparable measures calculated under Generally Accepted Accounting Principles:

EBITDA from Continuing Operations
	Year Ended December 31,
(in millions)	2007	2006	2005	2004	2003
Net income from continuing operations	$600.5	$475.4	$399.5	$278.2	$250.6
Income taxes	344.4	266.8	214.3	172.4	154.7
Depreciation and amortization	97.5	99.8	84.3	70.1	54.1
Interest expense, net	96.2	82.0	26.0	37.9	38.0
Undistributed loss from joint venture	1.3	1.6	2.4	4.5	5.8
Non-operating charges, net	18.6	-	-	-	-
EBITDA from continuing operations	1,158.5	925.6	726.5	563.1	503.2
Current income taxes	(340.3)	(259.2)	(195.8)	(153.3)	(120.2)
Change in operating assets and
liabilities (excluding effects of
acquisitions)	77.2	49.7	223.4	80.9	84.1
Interest expense less amortization	(94.0)	(80.0)	(20.9)	(30.2)	(35.0)
Bad debt expense	36.7	13.5	17.8	6.2	(2.6)
Tax benefit from employee stock
compensation	-	-	35.6	10.9	26.9
Amortization of unearned comp.
under employee plans	31.6	27.6	11.5	11.8	8.3
Non-operating charges, net	(18.6)	-	-	-	-
Undistributed loss from joint venture	(1.3)	(1.6)	(2.4)	(4.5)	(5.8)
Other	(1.7)	(2.1)	-	11.3	(1.0)
Net cash provided by operating
activities—continuing operations	$848.1	$673.5	$795.7	$496.2	$457.9

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

As one of the largest full-service pharmacy benefit management (“PBM”) companies we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers compensation plans, and government health programs.  Our integrated PBM services include network claims processing, home delivery services, benefit design consultation, drug utilization review, formulary management, and drug data analysis services.

Through our Specialty and Ancillary Services (“SAAS”) segment, we provide specialty services, including patient care and direct specialty home delivery to patients; distribution of injectable drugs to patient homes and physician offices; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharmaceutical manufacturer clients; fertility services to providers and patients; and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions.  SAAS does not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks; these prescriptions are reflected in PBM network revenues.  We also provide services which include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored patient assistance programs and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure.

      We report two segments: PBM and SAAS (see “—Results of Operations”).  Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services.  Tangible product revenue generated by our PBM and SAAS segments represented 98.4% of revenues for the year ended December 31, 2007, respectively, as compared to 98.3% and 98.2% for the years ended December 31, 2006 and 2005, respectively.

RECENT DEVELOPMENTS

During the fourth quarter of 2007, we identified our CuraScript Infusion Pharmacy, Inc. line of business (“IP”) as available for sale as we considered it non-core to our future operations.  As a result, IP is classified as a discontinued operation.  IP is headquartered in Louisville, Kentucky and operates twelve infusion pharmacies in six states.  IP offers a broad range of infused therapies in the home to patients with acute or chronic conditions.

Prior to being classified as a discontinued operation, IP was included in our SAAS segment.  The results of operations for IP are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying Consolidated Balance Sheets, and cash flows of our discontinued operations are segregated in our accompanying Consolidated Statement of Cash Flows.

In connection with the classification of IP as a discontinued operation, we recorded a charge of $34.0 million in the fourth quarter of 2007, the majority of which reflects the IP goodwill and intangible asset impairment losses and the subsequent write-down of IP assets to fair market value (see—“Critical Accounting Policies—Asset Impairment”).

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in 2007 reflect the successful execution of our business model which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy.  In 2007 we benefited from higher generic utilization (61.8% in 2007 compared to 57.6% in 2006) and better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs.  We expect certain activities within our SAAS segment including specialty pharmacy fulfillment to our PBM clients to deliver solid results, which recently have been offset by margin declines in various other lines of business within our SAAS segment.  As noted above, we classified IP as a discontinued operation in the fourth quarter of 2007.

We believe the positive trends we see in 2007, including increased generic usage and lower drug purchasing costs, will continue to generate improvements in our results of operations in the future.

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

ASSET IMPAIRMENT

ACCOUNTING POLICY
Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired in accordance with FAS 142, “Goodwill and Other Intangible Assets”.  In addition, we evaluate whether events or circumstances have occurred that may indicate an impairment in goodwill.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.

We evaluate goodwill separately for the domestic PBM operations and Canadian PBM operations.  No such impairment existed for our domestic PBM operations or Canadian PBM operations at December 31, 2007 or 2006.

As noted above, we identified IP as available for sale during the fourth quarter of 2007.  As a result, IP is classified as a discontinued operation.  Prior to being classified as a discontinued operation, IP was included in our SAAS segment.  As a result of this triggering event, we evaluated goodwill separately for IP and for our continuing SAAS segment.  No impairment existed for our continuing SAAS segment; however, impairment charges of $7.0 million were recorded for IP.  See Note 7 for more information on FAS 142 and accounting for goodwill as well as the impairment charges.

Other intangible assets include, but are not limited to, customer contracts and relationships, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements.  Other intangible assets, excluding customer contracts, customer relationships and trade names, are recorded at cost.  Customer contracts and relationships are valued based on discounted cash flows over the expected life of the intangible asset.  Excluding trade names which have an indefinite life, other intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from two to 20 years (see Note 7).

In connection with our evaluation of IP as a discontinued operation, we wrote-off intangible assets with a net book value of $0.4 million (gross carrying value of $0.7 million net of accumulated amortization of $0.3 million), consisting of contractual relationships.

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

•
SAAS product revenues include revenues earned through the distribution of specialty drugs to clients, and supplies provided through the distribution business, as well as administering sample card programs for certain manufacturers.  We include ingredient cost of those drug samples dispensed from retail pharmacies in our SAAS revenues and the associated costs for these sample card programs in cost of revenues.

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

RESULTS OF OPERATIONS

We maintain a PBM segment, consisting of our domestic and Canadian PBM operations, and a SAAS segment, which consists of our specialty operations of CuraScript and our Specialty Distribution Services (“SDS”) and Phoenix Marking Group LLC (“PMG”) lines of business.

PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2007(1)	2006	2005

Product revenue
Network revenues	$9,468.8	$8,797.4	$9,164.7
Home delivery revenues	5,015.5	5,166.0	5,014.7
Service revenues	168.7	163.0	152.2
Total PBM revenues	14,653.0	14,126.4	14,331.6
Cost of PBM revenues	13,072.3	12,870.5	13,292.8
PBM gross profit	1,580.7	1,255.9	1,038.8
PBM SG&A expenses	543.2	511.5	477.0
PBM operating income	$1,037.5	$744.4	$561.8

Total adjusted PBM Claims(2)	502.3	513.9	557.9

(1)	Includes the acquisition of CYC effective October 10, 2007.
(2)	PBM adjusted claims represent network claims plus mail claims, which are multiplied by 3, as mail claims are typically 90 day claims and network claims are generally 30 day claims.

Network claims decreased by 10.4 million, or 2.7%, in 2007 from 2006.  These decreases are primarily due to the loss of lives resulting from the attrition of several clients, including the shift to the government funded benefit, Medicare Part D.  Total unadjusted home delivery claims decreased by 0.4 million claims, or 1.0% in 2007 from 2006, primarily due to client attrition as described above.  These decreases were offset by the increased usage of our home delivery pharmacies by members of new and existing clients.  On an adjusted basis, total PBM claims decreased 2.3% in 2007 from 2006, and decreased 7.9% in 2006 over 2005.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 vs. 2006

 Network pharmacy revenues increased $671.4 million, or 7.6%, in 2007 over 2006.  There are two primary components to our change in network revenues, changes in volume and changes in price.  Approximately $906.5 million of the increase in network pharmacy revenues is attributable to changes in price.  This increase was offset by a $235.1 million decrease due to lower claim volumes, as described above.

Two factors affect changes in price: inflation and the mix of the prescriptions processed at network pharmacies.  Average revenue per network claim increased 10.6% in 2007 over 2006 primarily as a result of a change in mix shifting away from lower revenue claims.  As compared to 2006, we experienced a significant reduction in claim volume from members participating in discount card programs who began transitioning to Medicare Part D programs.  For these discount programs, we do not include member co-payments to retail pharmacies in revenue or cost of revenue, and as such, we only report administrative fees as revenues.  Excluding these claims, average revenue per network claim increased 3.4%, primarily as a result of inflation.

Additionally, our generic penetration rate affects our average revenue per network claim. As our penetration rate increased to 63.2% of total network claims in 2007 as compared to 59.1% in 2006, it offset the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

The $150.5 million, or 2.9%, decrease in home delivery revenues in 2007 from 2006 is primarily due to the impact of higher generic penetration on average revenue per home delivery claim and lower claim volumes.  Our generic penetration rate increased to 50.5% of total home delivery claims in 2007 as compared to 45.7% in 2006 and decreased claims volume resulted in a $44.2 million decrease in home delivery revenues.  The impact of these items was partially offset by ingredient cost inflation.

Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g. therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

Cost of PBM revenues increased $201.8 million, or 1.6% in 2007 from 2006 due to the following:

•
We experienced an increase of 3.9% in the cost of revenue per adjusted claim in 2007 over 2006, primarily from ingredient cost inflation and a significant reduction of 100% co-payment claims as discussed above.

•
This increase was partially offset by the 2.3% decrease in adjusted claims volume, as well as better management of ingredient costs resulting from renegotiation of certain supplier contracts and the increase in the aggregate generic fill rate, as discussed above.

Our PBM gross profit increased $324.8 million, or 25.9%, in 2007 over 2006.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs resulting from renegotiation of certain supplier contracts were only partially offset by lower network claims volume and margin pressures arising from the current competitive environment.

Selling, general and administrative expense (“SG&A”) for our PBM segment increased $31.7 million, or 6.2%, in 2007 over 2006 primarily as a result of the following factors:

•	Increased spending of $32.0 million partially consisting of increases in management incentive compensation in addition to the effect of inflation.
•	Increase of $8.1 million related to our new headquarters.
•	Increased legal expenses of $6.0 million due to changes in the status of existing cases.
•	These increases were offset by a $16.3 million decrease in professional fees, primarily due to a reduction of IT contractors and consultants.

PBM operating income increased $293.1 million, or 39.4%, in 2007 over 2006, based on the various factors described above.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 vs. 2005

Network pharmacy revenues decreased $367.3 million, or 4.0%, in 2006 from 2005.  There are two primary components to our change in network revenues, changes in volume and changes in price.  Approximately $985.1 million of the decrease in network pharmacy revenues is attributable to lower claim volumes.

Two factors affect changes in price: inflation and the mix of the prescriptions processed at network pharmacies.  Average revenue per network claim increased 7.5% in 2006 from 2005 as a result of inflation and a significant reduction in claim volume from members participating in discount card programs with 100% co-payments who transitioned to Medicare Part D programs.  For these discount programs, we do not include member co-payments to retail pharmacies in revenue or cost of revenue, and as such, only report administrative fees as revenues.  A reduction of these lower revenue claims from the previous year’s results in a higher average revenue per network claim this year.  Additionally, our generic penetration rate affects our average revenue per network claim.  As our penetration rate increased to 59.1% of total network claims in 2006 as compared to 55.4% in 2005, it offset the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

The $151.3 million, or 3.0%, increase in home delivery revenues in 2006 over 2005 is primarily attributable to higher claim volumes, which accounted for an increase in revenues of approximately $124.3 million.  This is primarily due to the increased usage of our home delivery pharmacies by members of new and existing clients.

Average revenue per home delivery claim increased 0.5% in 2006 from 2005, primarily due to inflation and a significant reduction in claim volume from members participating in discount programs with 100% co-payments who transitioned to Medicare Part D programs, as described above.  Partially offsetting this increase is our generic penetration rate which affects our average revenue per home delivery claim.  Our penetration rate increased to 45.7% of total home delivery claims in 2006 as compared to 43.6% in 2005.  Our home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g. therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications that are dispensed primarily by pharmacies in our retail networks.

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

Our PBM gross profit increased $217.1 million, or 20.9%, in 2006 over 2005.  This mainly resulted from client cost savings from the increase in the aggregate generic fill rate, better management of ingredient costs resulting from renegotiation of certain supplier contracts and higher home delivery volumes.  The increase in gross profit related to the aggregate generic fill rate was partially offset by lower net rebates received from pharmaceutical manufacturers, net of amounts we share with our clients.

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

PBM operating income increased $182.6 million, or 32.5%, in 2006 over 2005, based on the various factors described above.

SAAS OPERATING INCOME

	Year Ended December 31,
(in millions)	2007	2006	2005 (1)

Product revenues	$3,493.2	$3,295.0	$1,711.9
Service revenues	127.4	132.6	144.9
Total SAAS revenues	3,620.6	3,427.6	1,856.8
Cost of SAAS revenues	3,434.7	3,207.3	1,704.5
SAAS gross profit	185.9	220.3	152.3
SAAS SG&A expenses	162.4	138.9	71.9
SAAS operating income from continuing operations(2)	$23.5	$81.4	$80.4

(1)	Includes the acquisition of Priority effective October 14, 2005.
(2)	2007 results include the impact of $30.6 million of non-recurring charges as discussed below.

As previously noted, our SAAS results for 2007, 2006, and 2005 have been adjusted for the discontinued operations of IP, which was formerly part of our SAAS segment.

SAAS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 vs. 2006

SAAS Continuing Operations.   SAAS revenues increased $193.0 million, or 5.6%, in 2007 over 2006. This is partially due to increased cross-selling of specialty services to our PBM clients in addition to sales of new drugs which became available for distribution through our Specialty Distribution line of business in late 2006, the full effect of which was not realized until 2007.  The increase in revenues was partially offset by a $5.0 million reduction of revenues related to a non-recurring contractual adjustment.  In addition, the increase in revenues was offset by a reduction in sales of higher margin drugs through our Specialty Distribution and Specialty Pharmacy lines of business as well as lower Patient Assistance Programs (“PAP”) shipments and Rx Outreach membership reflecting the continuing shift of patients to Medicare Part D and other discount programs.

The increase in revenues was more than offset by an increase in SAAS cost of revenues of $227.4 million, or 7.1%, in 2007 over 2006.  The following factors contributed to the decrease in SAAS gross profit of $34.4 million, or 15.6%, in 2007 from 2006:

•	Changes in mix as sales of newer, low margin therapies replaced sales of higher margin drugs across multiple SAAS business units.
•
We had inventory write-offs of $9.1 million in the fourth quarter of 2007; the majority of which related to a write-off of flu vaccine inventory in our Specialty Distribution line of business due to an overstock of inventory resulting from a mild flu season.

        SG&A for our SAAS segment increased $23.5 million, or 16.9%, in 2007 from 2006.  This is primarily caused by an increase in bad debt expense in 2007 over 2006, the majority of which is related to a $13.5 million non-recurring charge to bad debt expense in the third quarter of 2007 in our Specialty Distribution line of business related to the insolvency of a client, as well as $3.0 million of additional reserves taken in the fourth quarter of 2007 in order to adequately balance our collection risks in all SAAS business lines.

SAAS income from continuing operations decreased $57.9 million, or 71.1%, in 2007 from 2006 based on the factors described above.

SAAS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 vs. 2005

SAAS Continuing Operations.  The acquisition of Priority in October 2005 was a primary driver of the increases in SAAS revenues, SAAS cost of revenues, and SAAS gross profit in 2006 over 2005.  Partially offsetting the increases resulting from the acquisition of Priority is the decrease of $20.6 million of operating income from our PAP in 2006 from 2005.  This is mainly due to fewer PAP shipments and other activities as patients have left our system and shifted to the Medicare Part D program.

Other factors that impacted SAAS results of operations in 2006 from 2005:

•	Changes in mix as sales of newer, low margin therapies replaced sales of higher margin drugs across multiple SAAS business units.
•	General increases in distribution cost of sales as a result of a change in wholesale vendor. The new contract offers the possibility of better discounts based on a tiered pricing structure.
•	Additional decreases in distribution gross margins due to changes in pricing offered by a manufacturer of certain oncology drugs.

SG&A for our SAAS segment increased $67.0 million, or 93.2%, in 2006 over 2005 primarily due to the acquisition of Priority, and related integration costs.

        SAAS income from continuing operations increased $1.0 million, or 1.2%, in 2006 from 2005.

OTHER (EXPENSE) INCOME, NET

Net interest expense increased $14.2 million, or 17.3%, in 2007 as compared to 2006, resulting from increased borrowings under our credit facility (see “Liquidity and Capital Resources—Bank Credit Facility”).

Net interest expense increased $56.0 million, or 215.4%, in 2006 as compared to 2005, resulting from the refinancing of our entire credit facility during the fourth quarter of 2005 and additional borrowings under our revolver due to the acquisition of Priority.

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  We incurred legal and other professional fees (which do not include internal costs) of $27.2 million as a result of the proposed acquisition.   These expenses were partially offset by a $4.4 million special dividend paid by CVS/Caremark Corporation (“CVS/ Caremark”) on Caremark stock we owned prior to the CVS/Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS/Caremark stock in the second quarter of 2007.  We recognized net non-operating charges in 2007 of $18.6 million.

PROVISION FOR INCOME TAXES

Our effective tax rate increased to 36.4% for the year ended December 31, 2007, as compared to 35.9% for the year ended December 31, 2006.  Our 2007 effective rate reflects a nondeductible penalty of $10.5 million paid to the U.S. Attorney’s Office for the District of Massachusetts regarding settlement of a lawsuit. Our 2006 effective rate reflects non-recurring net tax benefits of $7.3 million mainly related to the impact of changes in state effective rates on deferred tax assets and liabilities.

Our 2005 effective rate includes the impact of both non-recurring and recurring net tax benefits of approximately $20.0 million resulting primarily from changes in the apportionment of our income for state income tax purposes as well as the recognition of expected state tax benefits associated with prior year subsidiary losses and credits.

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

Net loss from discontinued operations, net of tax, increased $31.7 million from 2006 to 2007.  This increase is primarily due to fourth quarter 2007 charges of $34.0 million from IP goodwill and intangible asset impairment losses and the write-down of IP assets to fair market value (see—“Critical Accounting Policies—Asset Impairment”).  In addition, IP incurred non-recurring charges of $2.0 million relating to the closure of six IP pharmacy sites in the fourth quarter of 2007.

Results of discontinued operations, net of tax, trended downward by $1.6 million from 2005 to 2006, primarily due to a charge to bad debt expense of $4.0 million in the third quarter of 2006.

NET INCOME AND EARNINGS PER SHARE

Net income increased $93.4 million, or 19.7%, for the year ended December 31, 2007 over 2006 and increased $74.3 million, or 18.6% for the year ended December 31, 2006 over 2005.

On May 23, 2007, we announced a two-for-one stock split for stockholders of record on June 8, 2007, effective June 22, 2007.  On May 24, 2005, we announced a two-for-one stock split for stockholders of record on June 10, 2005, effective June 24, 2005.  Both splits were effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding.  The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period have been adjusted for both stock splits.

Basic and diluted earnings per share increased 28.2% and 28.7%, respectively, for the year ended December 31, 2007 over 2006 and 25.0% and 24.6%, respectively, for the year ended December 31, 2006 over 2005.  These increases are primarily due to improved operating results, as well as the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 23.1 million and 24.0 million shares in the years ended December 31, 2007 and 2006, respectively (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

        In 2007, net cash provided by continuing operations increased $174.6 million to $848.1 million. Changes in operating cash flows from continuing operations in 2007 were positively impacted by the following factors:

•	Net income from continuing operations increased $125.1 million in 2007 over 2006.
•
Inventory balances from continuing operations decreased by approximately $25.3 million primarily due to a large purchase of generic inventory at a discounted rate made in 2006, as well as improved inventory management.

•	The impact on continuing operations accounts receivable of overall improvements in days outstanding.
•	Smaller payouts of management incentive bonuses in 2007 as compared to 2006.

        In 2007, cash flows used by discontinued operations increased $5.9 million to $20.8 million.

In 2006, net cash provided by operations from continuing operations decreased $122.2 million to $673.5 million from $795.7 million.  This decrease is due to several factors:

•
The $104.2 million decrease in claims and rebates payable (which is a use of cash) was only partially offset by a $35.7 million decrease in accounts receivable (which is a source of cash) resulting in a net $68.6 million use of cash in  2006.  This net decrease is partially due to the timing of collections and disbursements surrounding the end of 2005 which resulted in positive cash flows occuring in the fourth quarter of 2005 instead of 2006.  In addition, there was a decrease in claim volume and lower rebates due to certain formulary changes made in 2006.  We manage our business to operate with negative net working capital.  As a result, when we experience a reduction in claim volume, our negative net working capital position will decline as well, resulting in a use of cash.

•
The decrease in other liabilities in 2006 reduced operating cash flows by approximately $3.7 million, due to payout of management incentive bonuses in the first quarter of 2006, and timing of payments to vendors, partially offset by other various increases.

•
As a result of the adoption of FAS 123R on January 1, 2006, tax benefits from the exercise of stock options are now classified as financing cash flows, rather than operating cash flows.  In 2005, cash flow from operating activities included a cash inflow of $35.6 million related to tax benefits from the exercise of stock options.

•
These decreases were partially offset by increases in earnings and in depreciation and amortization, and other positive changes in certain working capital components.  The primary component of the net positive working capital changes was a $77.4 million decrease in inventory, which is a cash inflow.  This was primarily as a result of the consolidation of specialty pharmacies as part of our efforts to integrate our Priority acquisition.

In 2006, cash flows used by discontinued operations increased $12.1 million to $14.9 million.

As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 6.0% and 4.5% at December 31, 2007 and 2006, respectively.  This increase is primarily due to an increase in the allowance for doubtful accounts in the second half of 2007, related to our legacy Priority operations, which is part of our SAAS segment.

        Our capital expenditures increased $8.4 million, or 12.6%, in 2007 as compared to 2006, and increased $7.9 million, or 13.5%, in 2006 as compared to 2005.  We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  We expect future capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM (reflecting the two-for-one stock split effective June 22, 2007)

We have a stock repurchase program, originally announced on October 25, 1996.  In 2007, our Board of Directors authorized total increases in the program of 24.0 million shares.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During 2007, we repurchased 23.1 million shares for $1,140.3 million, leaving 13.2 million shares remaining under the program.  Current year repurchases were funded through borrowings under an amendment to our credit facility and through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

ACQUISITIONS AND RELATED TRANSACTIONS

        On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets. The purchase price was funded through internally generated cash. The purchase agreement includes an earnout provision, payable after three years based on the performance of the business. This acquisition is reported as part of our PBM segment, and will not have a material impact on earnings.

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

We regularly review potential acquisitions and affiliation opportunities.  We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations.  There can be no assurance we will make new acquisitions or establish new affiliations in 2008 or thereafter.

BANK CREDIT FACILITY

At December 31, 2007, our credit facility includes $1.6 billion of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of December 31, 2007) is available for general corporate purposes.  During 2007, we made scheduled payments of $180.0 million on our Term A loan.  The maturity dates of our credit facility are October 14, 2010.

During the year, we amended our credit facility to provide additional borrowing under the Term-1 loans.  As a result of this amendment, we added approximately $1.4 million of deferred financing fees in the second quarter of 2007.

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

At December 31, 2007, the weighted average interest rate on the facility was 5.6%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At December 31, 2007, we believe we are in compliance with all covenants associated with our credit facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our schedule of current maturities of our long-term debt as of December 31, 2007, and future minimum lease payments due under noncancellable operating leases of our continuing operations (in millions):

	Payments Due by Period as of December 31, 2007
Contractual obligations	Total	2008	2009 – 2010	2011 – 2012	After 2013

Long-term debt (1)	$2,020.4	$260.1	$1,760.0	$0.2	$0.1
Future minimum lease payments (2) (3) (4)	179.7	28.9	52.0	36.6	62.2
Purchase commitments (5)	49.0	29.7	18.3	1.0	-

Total contractual cash obligations	$2,249.1	$318.7	$1,830.3	$37.8	$62.3

(1)
These payments exclude the interest expense on our credit facility, which requires us to pay interest on LIBOR plus a margin.  Our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see “-Bank Credit Facility”).

(2)
In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia.  At December 31, 2007, our lease obligation is $13.5 million.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

(3)
This table does not reflect a lease agreement we signed during 2007 for an expansion of our corporate facilities.  A new building is in the process of being built and we do not anticipate taking possession until the first quarter of 2009.  The annual lease commitments for the new building will begin at approximately $2.7 million and the term of the lease is ten and a half years.

(4)	These payments exclude the minimum lease payments related to the discontinued operations of IP.
(5)
Consist of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business.  We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

As of December 31, 2007, the gross liability for uncertain tax positions under FIN 48 is $28.4 million.  We do not expect a significant payment related to these obligations to be made within the next twelve months.  We are not able to provide a reasonable reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations.

OTHER MATTERS

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position ("FSP") that will defer the effective date FAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Effective for fiscal 2008, we will adopt FAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b.  We do not believe that the partial adoption of FAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115” (“FAS 159”).  Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  We do not expect the pronouncement to have a material effect on our financial statements.

In December 2007, the FASB issued FAS 141R, “Business Combinations” and FAS 160, “Business Combinations and Noncontrolling Interests” (FAS 141R and FAS 160, respectively).  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.  We do not expect these pronouncements to have an effect on our financial statements unless we enter a business combination.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues.  Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At December 31, 2007, we had $1,585.7 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $15.9 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express Scripts, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions for the year ended December 31, 2007 and the manner in which it accounts for stock based compensation for the year ended December 31, 2006.

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

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 21, 2008

EXPRESS SCRIPTS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(in millions, except share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$434.7	$131.0
Restricted cash and investments	2.2	-
Receivables, net	1,184.6	1,292.8
Inventories	166.1	191.4
Deferred taxes	121.1	90.5
Prepaid expenses and other current assets	18.7	18.8
Current assets of discontinued operations	40.4	47.6
Total current assets	1,967.8	1,772.1
Property and equipment, net	215.5	198.0
Goodwill	2,695.3	2,679.0
Other intangible assets, net	342.0	377.9
Other assets	30.2	69.8
Non-current assets of discontinued operations	5.6	11.3
Total assets	$5,256.4	$5,108.1

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,258.9	$1,275.7
Accounts payable	517.3	576.1
Accrued expenses	432.5	387.8
Current maturities of long-term debt	260.1	180.1
Current liabilities of discontinued operations	6.2	9.7
Total current liabilities	2,475.0	2,429.4
Long-term debt	1,760.3	1,270.4
Other liabilities	324.7	283.4
Total liabilities	4,560.0	3,983.2

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share;
and no shares issued and outstanding	-	-
Common Stock, 650,000,000 authorized, $0.01 par value;
shares issued: 318,886,000 and 159,442,000, respectively;
shares outstanding: 252,371,000 and 135,650,000, respectively	3.2	1.6
Additional paid-in capital	564.5	495.3
Accumulated other comprehensive income	20.9	11.9
Retained earnings	2,584.9	2,017.3
	3,173.5	2,526.1
Common stock in treasury at cost, 66,515,000 and 23,792,000
shares, respectively	(2,477.1)	(1,401.2)
Total stockholders’ equity	696.4	1,124.9
Total liabilities and stockholders’ equity	$5,256.4	$5,108.1

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2007	2006	2005

Revenues [1]	$18,273.6	$17,554.0	$16,188.4
Cost of revenues [1]	16,507.0	16,077.8	14,997.3
Gross profit	1,766.6	1,476.2	1,191.1
Selling, general and administrative	705.6	650.4	548.9
Operating income	1,061.0	825.8	642.2
Other (expense) income:
Non-operating charges, net	(18.6)	-	-
Undistributed loss from joint venture	(1.3)	(1.6)	(2.4)
Interest income	12.2	13.7	11.2
Interest expense	(108.4)	(95.7)	(37.2)
	(116.1)	(83.6)	(28.4)
Income before income taxes	944.9	742.2	613.8
Provision for income taxes	344.4	266.8	214.3
Net income from continuing operations	600.5	475.4	399.5
Net (loss) income from discontinued operations, net of tax	(32.7)	(1.0)	0.6
Net income	$567.8	$474.4	$400.1

Weighted average number of common shares
outstanding during the period:
Basic:	260.4	279.6	293.6
Diluted:	264.0	284.0	299.0

Basic earnings (loss) per share:
Continuing operations	$2.31	$1.70	$1.36
Discontinued operations	(0.13)	-	-
Net earnings	$2.18	$1.70	$1.36

Diluted earnings (loss) per share:
Continuing operations	$2.27	$1.67	$1.34
Discontinued operations	(0.12)	-	-
Net earnings	$2.15	$1.67	$1.34

1 Excludes estimated retail pharmacy co-payments of $3,746.3, $4,175.3 and $5,821.8 for the years ended December 31, 2007, 2006, and 2005, respectively.  These are amounts we instructed retail pharmacies to collect from members.  We have no information regarding actual co-payments collected.

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Number of Shares		Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2004	79.8	$0.8	$467.4	$(18.2)	$8.2	$1,142.8	$(404.8)	$1,196.2
Comprehensive income:
Net income	-	-	-	-	-	400.1	-	400.1
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	1.6	-	-	1.6
Comprehensive income	-	-	-	-	1.6	400.1	-	401.7
Stock split in form of dividend	79.7	0.8	(0.8)	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(220.4)	(220.4)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	-	-	(3.4)	0.9	-	-	0.9	(1.6)
Amortization of unearned compensation
under employee plans	-	-	-	11.5	-	-	-	11.5
Exercise of stock options	-	-	(25.3)	-	-	-	67.1	41.8
Tax benefit relating to employee stock compensation	-	-	35.6	-	-	-	-	35.6
Balance at December 31, 2005	159.5	1.6	473.5	(5.8)	9.8	1,542.9	(557.2)	1,464.8
Comprehensive income:
Net income	-	-	-	-	-	474.4	-	474.4
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	0.1	-	-	0.1
Realized and unrealized gain on available
for sale securities; net of taxes	-	-	-	-	2.0	-	-	2.0
Comprehensive income	-	-	-	-	2.1	474.4	-	476.5
Reclassification of unearned ompensation upon adoption of FAS 123R	-	-	(5.8)	5.8	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(906.8)	(906.8)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	(0.1)	-	(7.5)	-	-	-	5.6	(1.9)
Amortization of unearned compensation
under employee plans	-	-	27.6	-	-	-	-	27.6
Exercise of stock options	-	-	(22.9)	-	-	-	57.2	34.3
Tax benefit relating to employee stock compensation	-	-	30.4	-	-	-	-	30.4
Balance at December 31, 2006	159.4	1.6	495.3	-	11.9	2,017.3	(1,401.2)	1,124.9
Comprehensive income:
Net income	-	-	-	-	-	567.8	-	567.8
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	11.0	-	-	11.0
Realized and unrealized gain on available
for sale securities; net of taxes	-	-	-	-	(2.0)	-	-	(2.0)
Comprehensive income	-	-	-	-	9.0	567.8	-	576.8
Stock split in form of dividend	159.4	1.6	(1.6)	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(1,140.3)	(1,140.3)
Common stock issued under employee plans, net of
forfeitures and stock redeemed for taxes	0.1	-	1.5	-	-	-	3.1	4.6
Amortization of unearned compensation
under employee plans	-	-	31.6	-	-	-	-	31.6
Exercise of stock options	-	-	(11.7)	-	-	-	61.3	49.6
Tax benefit relating to employee stock compensation	-	-	49.4	-	-	-	-	49.4
Cumulative effect of adoption of FIN 48	-	-	-	-	-	(0.2)	-	(0.2)
Balance at December 31, 2007	318.9	$3.2	$564.5	$-	$20.9	$2,584.9	$(2,477.1)	$696.4

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2007	2006	2005
Cash flows from operating activities:
Net income	$567.8	$474.4	$400.1
Net loss (income) from discontinued operations, net of tax	32.7	1.0	(0.6)
Net income from continuing operations	600.5	475.4	399.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	97.5	99.8	84.3
Deferred income taxes	4.1	7.6	18.5
Bad debt expense	36.7	13.5	17.8
Tax benefit relating to employee stock-based compensation	-	-	35.6
Employee stock-based compensation expense	31.6	27.6	11.5
Other, net	0.5	(0.1)	5.1
Changes in operating assets and liabilities, net of
changes resulting from acquisitions:
Receivables	71.6	35.7	14.6
Inventories	25.3	77.4	(4.7)
Other current and non-current assets	6.9	44.5	6.0
Claims and rebates payable	(16.8)	(104.2)	143.2
Other current and non-current liabilities	(9.8)	(3.7)	64.3
Net cash provided by operating activities—continuing operations	848.1	673.5	795.7
Net cash used in operating activities—discontinued operations	(20.8)	(14.9)	(2.8)
Net cash flows provided by operating activities	827.3	658.6	792.9

Cash flows from investing activities:
Purchases of property and equipment	(75.0)	(66.6)	(58.7)
Acquisitions, net of cash acquired, and investment in joint venture	(14.3)	0.1	(1,310.6)
Sale (purchase) of marketable securities	34.2	(31.5)	(0.3)
Other	(0.7)	(2.8)	2.1
Net cash used in investing activities—continuing operations	(55.8)	(100.8)	(1,367.5)
Net cash used in investing activities—discontinued operations	(2.5)	(0.2)	(1.1)
Net cash used in investing activities	(58.3)	(101.0)	(1,368.6)

Cash flows from financing activities:
Proceeds from long-term debt	800.0	-	1,600.0
Repayment of long-term debt	(180.1)	(110.1)	(473.6)
Repayments of (proceeds from) revolving credit line, net	(50.0)	50.0	(50.0)
Tax benefit relating to employee stock-based compensation	49.4	30.4	-
Treasury stock acquired	(1,140.3)	(906.8)	(220.4)
Deferred financing fees	(1.5)	(0.4)	(9.5)
Net proceeds from employee stock plans	52.8	32.2	40.0
Other	-	-	0.5
Net cash (used in) provided by financing activities	(469.7)	(904.7)	887.0

Effect of foreign currency translation adjustment	4.4	0.2	0.6

Net increase (decrease) in cash and cash equivalents	303.7	(346.9)	311.9
Cash and cash equivalents at beginning of year	131.0	477.9	166.0
Cash and cash equivalents at end of year	$434.7	$131.0	$477.9

Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$279.2	$192.9	$206.2
Interest	112.2	96.9	21.7

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of significant accounting policies

         Organization and operations.   We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, providing health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs.  Our integrated PBM services include network claims processing, home delivery pharmacy services, specialty prescription fulfillment, benefit design consultation, drug utilization review, formulary management, and drug data analysis services.  Our Specialty and Ancillary Services (“SAAS”) segment services include delivery of injectible drugs to patient homes, physician offices and certain associated patient care services; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharma clients; and bio-pharma services including reimbursement and customized logistics solutions.  SAAS services also include distribution of specialty pharmaceuticals requiring special handling or packaging; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored branded and company-sponsored generic patient assistance programs; and distribution of sample units to physicians and verification of practitioner licensure.  SAAS services do not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks.  These prescriptions are reflected in PBM retail pharmacies participating in our networks.

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  Our SAAS segment includes the Specialty operations of CuraScript, Inc. (“CuraScript”), and our Specialty Distribution Services (“SDS”) and Phoenix Marketing Group LLC (“PMG”) lines of business (see Note 13).

Basis of presentation.   The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% to 50% owned, are accounted for under the equity method.  The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the United States, and requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from those estimates and assumptions.

Discontinued operations.   During the fourth quarter of 2007, we identified our CuraScript Infusion Pharmacy, Inc. line of business (“IP”) as available for sale as we considered it non-core to our future operations.  As a result, IP is classified as a discontinued operation.  See Note 3 for additional discussion.

Cash and cash equivalents.   Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts.  As a result, cash disbursement accounts carrying negative book balances of $231.6 million and $161.2 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at December 31, 2007 and 2006, respectively.  This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled.  No overdraft or unsecured short-term loan exists in relation to these negative balances.

We have restricted cash and cash equivalents in the amount of $2.2 million at December 31, 2007.  These amounts consist of investments and cash that include participants’ health savings accounts as well as employers’ pre-funding amounts.

Accounts receivable.   Based on our revenue recognition policies discussed below, certain claims at the end of a period are unbilled.  Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin.  Estimates are adjusted to actual at the time of billing.  Historically, adjustments to our original estimates have been relatively immaterial.  As of December 31, 2007 and 2006, unbilled receivables for continuing operations were $592.9 million and $583.7 million, respectively.  Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

We provide an allowance for doubtful accounts equal to estimated uncollectible receivables.  This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions.  Receivables are written off against the allowance only upon determination that such amounts are not recoverable and all collection attempts have failed.

As of December 31, 2007 and 2006, we have an allowance for doubtful accounts for continuing operations of $75.4 million and $61.4 million, respectively.  This increase is primarily due to an increase in the allowance for doubtful accounts in the second half of 2007, related to our legacy Priority operations, which is part of our SAAS segment.

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

Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment.  Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years.  Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.  With respect to capitalized software costs, we recorded amortization expense of $18.2 million in 2007, and $17.4 million in 2006 and 2005, respectively.

Marketable securities.   All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement No. (“FAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  All marketable securities at December 31, 2007 and 2006 were recorded in other non-current assets on our Consolidated Balance Sheet.

Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings.  We held trading securities, consisting primarily of mutual funds, of $20.9 million and $25.0 million at December 31, 2007 and 2006, respectively.  We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 11.  Net gains recognized on the trading portfolio were $1.9 million, $2.7 million, and $1.1 million in 2007, 2006, and 2005, respectively.

Securities not classified as trading or held-to-maturity securities are classified as available-for-sale securities.  Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes.  At December 31, 2006, we held available-for-sale securities with a value of $33.4 million, consisting primarily of common stock of Caremark Rx, Inc. (“Caremark”).  In 2006, we recorded unrealized gains on our available-for-sale securities of $3.4 million ($2.0 million, net of tax) in other comprehensive income.  We sold these shares for a non-operating gain of $4.2 million in the second quarter of 2007.

Impairment of long lived assets.   We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.  See Note 3 and Note 7 for discussion of impairment of long-lived assets related to the discontinued operations of IP.

Goodwill.   Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired in accordance with FAS 142, “Goodwill and Other Intangible Assets”.  In addition, we evaluate whether events or circumstances have occurred that may indicate an impairment in goodwill.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.

We evaluate goodwill separately for the domestic PBM operations and Canadian PBM operations.  No such impairment existed for our domestic PBM operations or Canadian PBM operations at December 31, 2007 or 2006.

As noted above, we identified IP as available for sale during the fourth quarter of 2007.  Therefore, IP is classified as a discontinued operation.  Prior to being classified as a discontinued operation, IP was included in our SAAS segment.  As a result of this triggering event, we evaluated goodwill separately for IP and for our continuing SAAS segment.  No impairment existed for our continuing SAAS segment.  However, impairment charges of $7.0 million were recorded for IP in the net loss from discontinued operations.  See Note 7 for more information on FAS 142 and accounting for goodwill as well as the impairment charges.

Other intangible assets.   Other intangible assets include, but are not limited to, customer contracts and relationships, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements.  Other intangible assets, excluding customer contracts, customer relationships and trade names, are recorded at cost.  Customer contracts and relationships are valued based on discounted cash flows over the expected life of the intangible asset.  Excluding trade names which have an indefinite life, other intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from two to 20 years (see Note 7).

The amount reported for our continuing operations is net of accumulated amortization of $205.5 million and $168.8 million at December 31, 2007 and 2006, respectively.  Amortization expense for our continuing operations for customer-related intangibles and non-compete agreements included in selling, general and administrative expenses was $33.7 million, $34.0 million and $21.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization expense for our continuing operations for deferred financing fees included in interest expense was $2.2 million, $1.9 million and $1.2 million in 2007, 2006 and 2005, respectively.  Amortization expense for our continuing operations for advance discounts paid to customers is recorded against revenue and was $2.8 million, $5.2 million and $10.7 million in 2007, 2006 and 2005, respectively.

In connection with our evaluation of IP as a discontinued operation, we wrote-off intangible assets with a net book value of $0.4 million (gross carrying value of $0.7 million net of accumulated amortization of $0.3 million), consisting of contractual relationships, in the net loss from discontinued operations.

Self-insurance reserves.   We maintain insurance coverage for claims that arise in the normal course of business.  Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments.  Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 12).  It is not possible to predict with certainty the outcome of these claims, and we can give no assurances that any losses, in excess of our insurance and any self-insurance reserves, will not be material.

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment.  Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payment from the member based on the amount we advise them to collect.  We have no information regarding actual co-payments collected.  As such, we do not include member co-payments to retail pharmacies in our revenue or in our cost of revenue.  Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $3.7 billion, $4.2 billion and $5.8 billion for the years ended December 31, 2007, 2006, and 2005, respectively, are excluded from revenues and cost of revenues.  Many of our clients’ members who previously participated in higher co-payment discount programs have transitioned to Medicare Part D programs in 2006 and 2007.  As a result, retail pharmacy co-payments decreased in the years ended December 31, 2007 and 2006 as compared to prior periods.

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

Revenues from our SAAS segment are earned in a variety of ways.  Revenues from our specialty line of business are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectible, infused, oral, or inhaled drugs which have sensitive handling and storage needs, the distribution of pharmaceuticals and medical supplies to providers and clinics, third-party logistics services for contracted pharmaceutical manufacturer clients, fertility services to providers and patients and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions.  Specialty revenues earned by our SAAS segment are recognized at the point of shipment.  At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments.  Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period.  Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received.  Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates.  Allowances for returns are estimated based on historical return trends.

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

Income taxes.   Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates.  On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  See Note 9 for additional discussion.

Employee stock-based compensation.   On January 1, 2006, we adopted FAS 123R, “Share-Based Payment”, which replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.”  We adopted FAS 123R using the modified prospective method.  Under this method of adoption, prior periods are not restated.  For awards granted prior to the adoption of FAS 123R, compensation cost is recognized for the unvested portion of outstanding awards based on the grant-date fair value calculated under FAS 123 for pro forma disclosures.  We elected to use the short-cut method for determining the historical pool of windfall tax benefits.

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

See Note 11 for more information regarding stock-based compensation.

Earnings per share (reflecting the two-for-one stock split effective June 22, 2007).  Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued.  The following is the reconciliation between the number of weighted average shares used in the basic and diluted earnings per share calculation for all periods (amounts are in millions):

	2007	2006	2005

Weighted average number of common shares
outstanding during the period – Basic EPS(1)	260.4	279.6	293.6
Dilutive common stock equivalents:
Outstanding stock options, SSRs,
restricted stock units, and executive
deferred compensation units(2)	3.6	4.4	5.4
Weighted average number of common shares
outstanding during the period – Diluted EPS	264.0	284.0	299.0

(1)
The decrease in weighted average number of common shares outstanding during the period for Basic and Diluted EPS resulted from 23.1 million and 24.0 million treasury shares repurchased in the years ended December 31, 2007 and 2006, respectively.

(2)	Excludes “stock-settled” stock appreciation rights (“SSRs”) of 0.9 million for the year ended December 31, 2006. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Foreign currency translation.   The financial statements of ESI Canada, our Canadian operations, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada is the local currency and cumulative translation adjustments (credit balances of $20.9 million and $9.9 million at December 31, 2007 and 2006, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.

Comprehensive income.  In addition to net income, our components of comprehensive income (net of taxes) are foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  We have displayed comprehensive income within the Statement of Changes in Stockholders’ Equity.

New accounting guidance.  In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position ("FSP") that will defer the effective date FAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Effective for fiscal 2008, we will adopt FAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b.  We do not believe that the partial adoption of FAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115” (“FAS 159”).  Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  We do not expect the pronouncement to have a material effect on our financial statements.

In December 2007, the FASB issued FAS 141R, “Business Combinations” and FAS 160, “Business Combinations and Noncontrolling Interests” (FAS 141R and FAS 160, respectively).  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.  We do not expect these pronouncements to have an effect on our financial statements unless we enter a business combination.

2.         Changes in business

Acquisitions.   On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets.  The purchase price was funded through internally generated cash.  The purchase agreement includes an earnout provision, payable after three years based on the performance of the business.  This acquisition is reported as part of our PBM segment, and will not have a material impact on earnings.

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

2005
Total revenues	$17,838.3
Net income	392.2

Basic earnings per share	2.67
Diluted earnings per share	2.63

3.         Discontinued Operations

       As described in Note 1, during the fourth quarter of 2007, we identified IP as available for sale as we considered it non-core to our future operations.  As a result, IP is classified as a discontinued operation.  IP is headquartered in Louisville, Kentucky and operates twelve infusion pharmacies in six states.  IP offers a broad range of infused therapies in the home to patients with acute or chronic conditions.

  Prior to being classified as a discontinued operation, IP was included in our SAAS segment.  The results of operations for IP are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations.  Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying Consolidated Balance Sheets, and cash flows of our discontinued operations are segregated in our accompanying Consolidated Statement of Cash Flows.

 In connection with the classification of IP as a discontinued operation, we recorded a charge of $34.0 million in the fourth quarter of 2007, the majority of which reflects the IP goodwill and intangible asset impairment losses and the subsequent write-down of IP assets to fair market value.

Certain information with respect to the discontinued operations for the years ended December 31, 2007, 2006, and 2005 is summarized as follows (amounts in millions):

(in millions)	2007	2006	2005

Revenues	$104.2	$106.0	$23.6
Net (loss) income from discontinued operations, net of tax	(32.7)	(1.0)	0.6
Income tax benefit (expense) from discontinued operations	13.9	0.7	(0.3)

4.         Non-operating gains (charges), net

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  We incurred legal and other professional fees (which do not include internal costs) of $27.2 million as a result of the proposed acquisition.  These expenses were partially offset by a $4.4 million special dividend paid by CVS/Caremark Corporation (“CVS/ Caremark”) on Caremark stock we owned prior to the CVS/Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS/Caremark stock in the second quarter of 2007.  We recognized net non-operating charges in 2007 of $18.6 million.

5.         Joint venture

We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans.  We own one-third of the equity of RxHub and have recorded our investment in RxHub using the equity method of accounting, which requires our percentage interest in RxHub’s results to be recorded in our Consolidated Statement of Operations.  Our percentage of RxHub’s loss for 2007, 2006 and 2005 is $1.3 million, $1.6 million, and $2.4 million, respectively, and has been recorded in other income (expense), net, in our Consolidated Statement of Operations.  Our investment in RxHub (approximately $0.2 million at December 31, 2007 and 2006) is recorded in other assets on our Consolidated Balance Sheet.

6.         Property and equipment

Property and equipment of our continuing operations, at cost, consists of the following:

	December 31,
(in millions)	2007	2006
Land and buildings	$6.3	$6.3
Furniture	34.7	28.4
Equipment	185.1	180.4
Computer software	207.1	199.9
Leasehold improvements	50.7	44.9
	483.9	459.9
Less accumulated depreciation	268.4	261.9
	$215.5	$198.0

        Depreciation expense for our continuing operations in 2007, 2006 and 2005 was $63.8 million, $65.8 million and $63.0 million, respectively. Internally developed software, net of accumulated depreciation, for our continuing operations was $78.9 million and $62.2 million at December 31, 2007 and 2006, respectively.

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia.  At December 31, 2007, our lease obligation was $13.5 million.  In accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $13.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space.  Our asset retirement obligation for our continuing operations was $4.3 million and $4.8 million at December 31, 2007 and 2006, respectively.

7.         Goodwill and Other Intangibles

The following is a summary of our goodwill and other intangible assets of our continuing operations (amounts in millions):

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM	$1,525.8	$107.4	$1,509.2	$107.1
SAAS (1)	1,276.9	-	1,276.9	-
	$2,802.7	$107.4	$2,786.1	$107.1

Other intangible assets
PBM
Customer contracts	$245.9	$97.8	$244.2	$85.3
Other	61.6	53.0	61.6	49.3
	307.5	150.8	305.8	134.6

SAAS
Customer relationships	231.5	51.7	231.5	31.0
Other (1)	8.5	3.0	9.2	3.0
	240.0	54.7	240.7	34.0
Total other intangible assets	$547.5	$205.5	$546.5	$168.6

(1)	Changes in other intangible assets are a result of the write-off of fully-amortized contractual assets, consisting of non-compete agreements that are no longer in effect.

The aggregate amount of amortization expense of other intangible assets for our continuing operations was $38.8 million, $41.3 million and $33.2 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.  The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $36.5 million for 2008, $35.5 million for 2009, $34.1 million for 2010, $32.2 million for 2011 and $32.2 million for 2012.  The weighted average amortization period of intangible assets subject to amortization is 16 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and four years for other intangible assets.

In connection with our discontinued operations of IP (see Note 3) and pursuant to our policies for assessing impairment of goodwill and long-lived assets (see Note 1), approximately $7.0 million of goodwill was written off in the fourth quarter of 2007 and we wrote-off intangible assets with a net book value of $0.4 million (gross carrying value of $0.7 million net of accumulated amortization of $0.3 million), consisting of contractual relationships.

8.         Financing

Long-term debt consists of:

	December 31,
(in millions)	2007	2006

Term A loans due October 14, 2010 with an average interest rate of 5.5% at December 31, 2007	$1,220.0	$1,400.0
Term-1 loans due October 14, 2010 with an average interest rate of 5.7% at December 31, 2007	800.0	-
Revolving credit facility due October 14, 2010	-	50.0
Other	0.4	0.5
Total debt	2,020.4	1,450.5

Less current maturities	260.1	180.1
Long-term debt	$1,760.3	$1,270.4

At December 31, 2007, our credit facility includes $1.6 billion of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of December 31, 2007) is available for general corporate purposes.  During 2007, we made scheduled payments of $180.0 million on our Term A loan.  The maturity dates of our credit facility are October 14, 2010.

During the year, we amended our credit facility to provide additional borrowing under the Term-1 loans.  As a result of this amendment, we added approximately $1.4 million of deferred financing fees in the second quarter of 2007.

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

At December 31, 2007, the weighted average interest rate on the facility was 5.6%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At December 31, 2007, we believe we are in compliance with all covenants associated with our credit facility.

The following represents the schedule of current maturities for our long-term debt as of December 31, 2007 (amounts in millions):

Year Ended December 31,
2008	$260.1
2009	420.0
2010	1,340.0
2011	0.1
2012	0.1
Thereafter	0.1
$2,020.4

9.         Income taxes

Income from continuing operations before income taxes of $944.9 million resulted in net tax expense of $344.4 million for 2007.  Included in net tax expense is an additional $2.3 million valuation allowance we recorded in 2007 for net operating losses generated in certain states.  The Company considers its foreign earnings to be indefinitely reinvested and accordingly, has not recorded a provision for United States federal and state income taxes thereon.  Cumulative undistributed foreign earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $34.3 million, $23.6 million and $13.4 million as of December 31, 2007, 2006, and 2005, respectively.  Upon distribution of foreign earnings, the Company may be subject to United States income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes payable.

The provision (benefit) for income taxes for continuing operations consists of the following:

	Year Ended December 31,
(in millions)	2007	2006	2005
Income from continuing operations before income taxes:
United States	$937.3	$734.8	$611.1
Foreign	7.6	7.4	2.7
Total	$944.9	$742.2	$613.8

Current provision:
Federal	$321.1	$242.6	$194.7
State	15.8	14.0	(0.1)
Foreign	3.4	2.6	1.2
Total current provision	340.3	259.2	195.8
Deferred provision:
Federal	7.4	11.2	19.3
State	(2.4)	(3.8)	(1.3)
Foreign	(0.9)	0.2	0.5
Total deferred provision	4.1	7.6	18.5
Total current and deferred provision	$344.4	$266.8	$214.3

A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2007, 2006 and 2005 is immaterial):

	Year Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.7	0.4	(0.2)
Valuation allowance	0.2	0.3	-
Non-deductible penalty	0.4	-	-
Non-deductible amortization of
customer contracts	-	-	0.2
Other, net	0.1	0.2	(0.1)
Effective tax rate	36.4%	35.9%	34.9%

Our effective tax rate increased to 36.4% for the year ended December 31, 2007, as compared to 35.9% for the year ended December 31, 2006.  Our 2007 effective rate reflects a nondeductible penalty of $10.5 million paid to the U.S. Attorney’s Office for the District of Massachusetts regarding settlement of a lawsuit. Our 2006 effective rate reflects non-recurring net tax benefits of $7.3 million mainly related to the impact of changes in state effective rates on deferred tax assets and liabilities.

The effective tax rate recognized in discontinued operations was 29.8%, 39.8%, and 38.5% as of December 31, 2007, 2006, and 2005, respectively.  The corresponding net tax benefit was $13.9 million and $0.7 million in 2007 and 2006, respectively, with a net tax provision of $0.3 million as of December 31, 2005.  The primary factors impacting the rate in 2007 include valuation allowances recorded against state net operating loss carryforwards and the tax impact of domestic transfer pricing.

        The deferred tax assets and deferred tax liabilities for our continuing operations recorded in our Consolidated Balance Sheet are as follows:

	December 31,
(in millions)	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$27.4	$25.7
Net operating loss carryforwards and other tax attributes	18.0	16.4
Deferred compensation	6.3	7.3
Restricted stock	17.2	9.8
Accrued expenses	91.0	58.8
Other	4.2	4.9
Gross deferred tax assets	164.1	122.9
Less valuation allowance	(8.3)	(6.0)
Net deferred tax assets	155.8	116.9

Deferred tax liabilities:
Depreciation and property differences	(17.1)	(16.9)
Goodwill and customer contract amortization	(292.7)	(262.0)
Prepaids	(1.3)	(1.6)
Other	(2.3)	(3.0)
Gross deferred tax liabilities	(313.4)	(283.5)

Net deferred tax liabilities	$(157.6)	$(166.6)

As of December 31, 2007, the Company has $24.1 million of state net operating loss carryforwards.  Unless otherwise utilized, net operating loss carryforwards will expire no earlier than calendar year 2012.  The net current deferred tax asset is $121.0 million and $90.5 million, and the net long-term deferred tax liability, included in other liabilities is $278.6 million and $257.1 million, as of December 31, 2007 and 2006, respectively.

       We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007.  As a result of the implementation of FIN 48, we recorded a $0.2 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2007	$23.5
Additions for tax positions related to prior years	2.5
Reductions for tax positions related to prior years	(6.7)
Additions for tax positions related to the current year	10.2
Reductions for tax positions related to the current year	(0.1)
Reductions as a result of a lapse of the applicable statute of limitations	(1.0)
Balance at December 31, 2007	$28.4

Included in our unrecognized tax benefits are $6.0 million of uncertain tax positions that would impact our effective tax rate if recognized.  We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of December 31, 2007.

Prior to our adoption of FIN 48, we only included interest expense on underpayments of income taxes in our income tax provision.  As of December 31, 2007, we have accrued an aggregate $4.1 million of interest in our income tax provision.  Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in our tax returns.  Upon adoption of FIN 48, we elected an accounting policy to also classify accrued penalties related to unrecognized tax benefits in our income tax provision.  Previously, our policy was to classify penalties as an operating expense in arriving at pretax income.

Our U.S. federal income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).  The IRS commenced an examination of our consolidated 2003 and 2004 federal income tax returns in the second quarter of 2006 that is anticipated to be concluded in 2008.  Accordingly, we have agreed to extend our statute of limitations for the 2003 tax year from September 17, 2007 to September 30, 2008.  The statute of limitations for the 2004 tax year will expire on September 15, 2008.  Our state income tax returns for 2003 through 2006 remain subject to examination by various state authorities with the latest closing period on November 15, 2011.

10.         Common stock (reflecting the two-for-one stock split effective June 22, 2007)

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

We have a stock repurchase program, originally announced on October 25, 1996.  In 2007, our Board of Directors authorized total increases in the program of 24.0 million shares.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During 2007, we repurchased 23.1 million shares for $1,140.3 million, leaving 13.2 million shares remaining under the program.  Current year repurchases were funded through borrowings under an amendment to our credit facility and through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

Through December 31, 2007, approximately 14.7 million shares have been reissued in connection with employee compensation plans.  As of December 31, 2007, approximately 15.1 million shares of our common stock have been reserved for employee benefit plans (see Note 11).

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

11.         Employee benefit plans and stock-based compensation plans

   Retirement savings plan.   We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full time employees.  Employees may elect to enter into a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan.  Through December 31, 2005, we matched 100% of the first 4% of the employees’ compensation contributed to the plan.  Beginning January 1, 2006, we began to match 200% of the first 1% and 100% of the next 3% of the employees’ compensation contributed to the Plan for substantially all employees.  For the years ended December 31, 2007, 2006, and 2005, we had contribution expense of approximately $17.9 million, $16.6 million and $9.3 million, respectively.

Employee stock purchase plan.   We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our common stock.  Beginning January 1, 2006, participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period.  During 2007, 2006 and 2005, approximately 131,000, 176,000 and 248,000 shares of our common stock were issued under the plan, respectively.  Our common stock reserved for future employee purchases under the plan is approximately 149,000 at December 31, 2007.  Through December 31, 2005, participating employees could elect to contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 85% of the lower of the fair market value of our common stock as of either the beginning or the end of the participation period.

Deferred compensation plan.   We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death.  Benefit payments are funded by a combination of contributions from participants and us.  Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards.  Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account.  For 2007, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options.  We have chosen to fund our liability for this plan through investments in trading securities, which primarily consists of mutual funds (see Note 1).  We incurred compensation expense of approximately $1.1 million, $0.8 million and $3.5 million in 2007, 2006, and 2005, respectively.  At December 31, 2007, approximately 3.0 million shares of our Common Stock have been reserved for future issuance under the plan.

Stock-based compensation plans.   In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 and again in December 2001 (as amended, the “2000 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors.  The 2000 LTIP, as then amended, was approved by our stockholders in May 2001.  Under the 2000 LTIP, we have issued stock options, SSRs, restricted stock and performance share awards.  Awards are typically settled using treasury shares.  As of December 31, 2007, approximately 11.9 million shares of our common stock are available for issuance under this plan.  The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2000 LTIP is 10 years.

During 2007, we granted to certain officers and employees approximately 278,000 restricted shares of common stock and performance shares with a weighted average fair market value of $40.75.  The restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of three years.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The original value of the performance share grants are subject to a multiplier of up to 2.5 based on certain performance metrics.  The total number of non-vested restricted stock and performance share awards was 677,000 and 498,000 at December 31, 2007 and 2006, respectively.  Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods.  As of December 31, 2007, 2006 and 2005, unearned compensation related to restricted stock and performance shares was $13.6 million, $6.7 million and $5.2 million, respectively.  We recorded compensation expense related to restricted stock and performance share grants of $9.3 million, $6.8 million and $10.8 million in 2007, 2006, and 2005, respectively.

During 2007, we granted to certain officers and employees approximately 2,307,000 SSRs and 61,000 stock options with a weighted average Black-Scholes value of $12.83 per share.  The SSRs and stock options have three-year graded vesting.  Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.

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

The following table presents amounts related to stock-based compensation:

(in millions, except per share data)	SSRs and Stock Options	Restricted Stock and Performance Shares

Year ended December 31, 2007
Stock-based compensation:
Expense, pre-tax	$22.3	$9.3
Expense, after tax	14.2	5.9
Expense per diluted share	$0.05	$0.02

As of December 31, 2007
Unamortized portion(1)	$24.5	$13.6

Year ended December 31, 2006
Stock-based compensation:
Expense, pre-tax	$20.3	$6.8
Expense, after tax	13.0	4.4
Expense per diluted share	$0.05	$0.01

As of December 31, 2006
Unamortized portion(1)	$16.0	$6.7

(1) We have $0.4 million and $0.2 million of unearned compensation related to unvested shares that are part of our deferred compensation plan as of December 31, 2007 and 2006, respectively.

        The weighted average remaining recognition period for SSRs and stock options is 0.9 years, and for restricted stock and performance shares is 1.7 years.

As a result of the adoption of FAS 123R, we now classify the excess tax benefit from the exercise of stock options as a financing cash inflow.  For the year ended December 31, 2007, the tax benefit related to employee stock compensation was $49.4 million.  Prior to the adoption of FAS 123R, the tax benefit from the exercise of stock options was classified as an inflow from operating activities and under the modified prospective method, prior periods are not restated to reflect the adoption of FAS 123R.

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

Had compensation cost for our stock-based compensation plans been determined based on the fair value method required by FAS 123R, net earnings and earnings per share would have been reduced as shown in the following table:

(in millions, except per share data)	2005

Net income, as reported	$400.1
Plus: Employee stock-based compensation expense
included in reported net earnings, net of related
tax effects	6.8
Less: Employee stock-based compensation expense
determined using fair-value based method for
stock-based awards, net of tax	(18.0)
Pro forma net income	$388.9

Basic earnings per share
As reported	$1.36
Pro forma	1.33

Diluted earnings per share
As reported	$1.34
Pro forma	1.30

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected life of option	3-5 years	3-5 years	3-5 years
Risk-free interest rate	3.8%-5.2%	4.5%-5.3%	3.5%-4.4%
Expected volatility of stock	29%-31%	31%-34%	35%-40%
Expected dividend yield	None	None	None

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

A summary of the status of stock options and SSRs as of December 31, 2007, changes during the year ended December 31, 2007 is presented below.

	2007
(share data in millions)	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	10.6	$19.50
Granted	2.4	39.99
Exercised	(4.0)	13.35
Forfeited/Cancelled	(0.6)	32.87
Outstanding at end of period	8.4	27.22

Awards exercisable at period end	4.3	18.45
Weighted-average fair value of options granted during the year	$12.83

A summary of the status of restricted stock and performance shares as of December 31, 2007, and changes during the year ended December 31, 2007 is presented below.

	2007
(share data in millions)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	0.5	$28.54
Granted	0.3	40.75
Released	(0.2)	22.05
Forfeited/Cancelled	(0.1)	30.76
Outstanding at end of period	0.5	38.13

At December 31, 2007, the weighted-average remaining contractual lives of stock options outstanding and stock options exercisable were 4.3 years and 3.1 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $383.2 million and $234.8 million, respectively.  Cash proceeds, tax benefits, fair value of vested shares and intrinsic value related to total stock options exercised and restricted shares vested during the years ended December 31, 2007, 2006 and 2005 are provided in the following table:

(in millions, except per share data)	2007	2006	2005
Proceeds from stock options exercised	$49.7	$34.3	$41.8
Tax benefit related to employee stock compensation	49.4	30.4	35.6
Fair value of vested restricted shares	9.3	23.1	27.1
Intrinsic value of stock options exercised	140.1	97.3	81.7

Weighted average fair value of options granted during the year	$12.83	$14.23	$7.56

12.         Commitments and contingencies

We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years.  The majority of our lease agreements include renewal options which would extend the agreements from one to five years.  We have entered into a noncancellable agreement to sublet one facility with a remaining term of one year.  Rental expense under the office and distribution facilities leases, excluding the discontinued operations of IP (see Note 3), in 2007, 2006 and 2005 was $31.7 million, $27.5 million and $24.3 million, respectively.  The future minimum lease payments due under noncancellable operating leases, excluding the facilities of the discontinued operations of IP (in millions):

Year Ended December 31,	Minimum lease payments
2008	$28.9
2009	26.6
2010	25.4
2011	19.1
2012	17.5
Thereafter	62.2
$179.7

These payments do not reflect a lease agreement we signed during 2007 for an expansion of our corporate facilities.  A new building is in the process of being built and we do not anticipate taking possession until the first quarter of 2009.  The annual lease commitments for the new building will begin at approximately $2.7 million and the term of the lease is ten and a half years.

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia, as discussed in Note 6, “Property and equipment”.

For the year ended December 31, 2007, approximately 69.9% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available.  Our top five clients collectively represented 17.4%, 17.8%, and 23.6% of revenues during 2007, 2006 and 2005 respectively.  None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2007, 2006 or 2005.  We believe no other concentration risks exist at December 31, 2007.

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

13.           Segment information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  As described in Note 1, our SAAS segment includes the Specialty operations of CuraScript, and our SDS and PMG lines of business.  As described in Note 3, during the fourth quarter of 2007, we discontinued our IP line of business.  Prior to being classified as discontinued, the IP line of business was included in our SAAS segment.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the years ended December 31:

(in millions)	PBM	SAAS	Total
2007
Product revenue:
Network revenues	$9,468.8	$-	$9,468.8
Home delivery revenues	5,015.5	-	5,015.5
Other revenues	-	3,493.2	3,493.2
Service revenues	168.7	127.4	296.1
Total revenues	14,653.0	3,620.6	18,273.6

Depreciation and amortization expense	61.9	35.6	97.5

Operating income	1,037.5	23.5	1,061.0
Non-operating charges, net			(18.6)
Undistributed loss from joint venture			(1.3)
Interest income			12.2
Interest expense			(108.4)
Income before income taxes			944.9

Capital expenditures	61.6	13.4	75.0

2006
Product revenue:
Network revenues	$8,797.4	$-	$8,797.4
Home delivery revenues	5,166.0	-	5,166.0
Other revenues	-	3,295.0	3,295.0
Service revenues	163.0	132.6	295.6
Total revenues	14,126.4	3,427.6	17,554.0

Depreciation and amortization expense	63.7	36.1	99.8

Operating income	744.4	81.4	825.8
Undistributed loss from joint venture			(1.6)
Interest income			13.7
Interest expense			(95.7)
Income before income taxes			742.2

Capital expenditures	50.1	16.5	66.6

2005
Product revenue:
Network revenues	$9,164.7	$-	$9,164.7
Home delivery revenues	5,014.7	-	5,014.7
Other revenues	-	1,711.9	1,711.9
Service revenues	152.2	144.9	297.1
Total revenues	14,331.6	1,856.8	16,188.4

Depreciation and amortization expense	67.6	16.7	84.3

Operating income	561.8	80.4	642.2
Undistributed loss from joint venture			(2.4)
Interest income			11.2
Interest expense			(37.2)
Income before income taxes			613.8

Capital expenditures	49.4	9.3	58.7

        The following table presents balance sheet information about our reportable segments, including the discontinued operations of IP, as of December 31:

(in millions)	PBM	SAAS	IP	Total

As of December 31, 2007
Total assets	$2,958.5	$2,251.9	$46.0	$5,256.4
Investment in equity method investees	0.2	3.4	-	3.6

As of December 31, 2006
Total assets	2,681.5	2,367.7	58.9	5,108.1
Investment in equity method investees	0.2	2.7	-	2.9

As of December 31, 2005
Total assets	3,255.5	2,181.6	56.4	5,493.5
Investment in equity method investees	0.8	2.8	-	3.6

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

Revenues earned by our Canadian PBM totaled $41.8 million, $37.0 million and $31.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.  All other revenues are earned in the United States.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $23.4 million, $16.2 million and $15.7 million as of December 31, 2007, 2006 and 2005, respectively.  All other long-lived assets are domiciled in the United States.

14.           Quarterly financial data (unaudited)

The following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth(1)

Fiscal 2007
Total revenues (2)	$4,508.9	$4,575.7	$4,495.0	$4,694.0
Cost of revenues (2)	4,088.6	4,136.4	4,053.0	4,229.0
Gross profit	420.3	439.3	442.0	465.0
Selling, general and administrative	168.0	176.0	176.2	185.4
Operating income	252.3	263.3	265.8	279.6

Net income from continuing operations	132.9	154.8	146.7	166.1
Net (loss) income from discontinued
operations, net of tax	0.8	(2.1)	(3.8)	(27.6)
Net income	$133.7	$152.7	$142.9	$138.5

Basic earnings per share(3):
Continuing operations	$0.49	$0.59	$0.57	$0.66
Discontinued operations	-	(0.01)	(0.01)	(0.11)
Net earnings	0.49	0.58	0.56	0.55

Diluted earnings per share(3):
Continuing operations	$0.49	$0.58	$0.57	$0.65
Discontinued operations	-	(0.01)	(0.01)	(0.11)
Net earnings	0.49	0.57	0.56	0.54

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth

Fiscal 2006
Total revenues (2)	$4,350.2	$4,396.2	$4,307.2	$4,500.4
Cost of revenues (2)	4,011.6	4,038.1	3,937.4	4,090.7
Gross profit	338.6	358.1	369.8	409.7
Selling, general and administrative	155.8	165.9	161.4	167.3
Operating income	182.8	192.2	208.4	242.4

Net income from continuing operations	104.2	107.7	116.3	147.2
Net (loss) income from discontinued
operations, net of tax	0.5	0.1	(1.6)	-
Net income	$104.7	$107.8	$114.7	$147.2

Basic earnings per share(3):
Continuing operations	$0.36	$0.38	$0.42	$0.54
Discontinued operations	-	-	-	-
Net earnings	0.36	0.38	0.42	0.54

Diluted earnings per share(3):
Continuing operations	$0.35	$0.38	$0.42	$0.54
Discontinued operations	-	-	-	-
Net earnings	0.35	0.38	0.42	0.54

(1)	Includes the October 10, 2007 acquisition of CYC.

(2)
Excludes estimated retail pharmacy co-payments of $988.2 and $1,220.8 for the three months ended March 31, 2007 and 2006, respectively, $943.9 and $1,045.7 for the three months ended June 30, 2007 and 2006, respectively, $909.4 and $942.8 for the three months ended September 30, 2007 and 2006, respectively, and $904.8 and $966.1 for the three months ended December 31, 2007 and 2006, respectively.   These are amounts we instructed retail pharmacies to collect from members.  We have no information regarding actual co-payments collected.

(3)	Earnings per share have been restated to reflect the two-for-one stock split effective June 22, 2007.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.   Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a – 15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “I. Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”; provided that the Report of the Audit Committee contained in the Proxy Statement shall not be deemed to be incorporated herein; and further provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller, or persons performing similar functions (the "senior financial officers").  A copy of this code of business conduct and ethics is posted on the investor relations portion of our website at www.express-scripts.com/ourcompany/investor/, and a print copy is available to any stockholder who requests a copy.  In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website.  Information included on our website is not part of this annual report.

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

Item 13 — Certain Relationships and Related Transactions and Director Independence

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

Consolidated Balance Sheet as of December 31, 2007 and 2006

Consolidated Statement of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)    The following financial statement schedule is contained in this Report.

II.	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2007, 2006 and 2005

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

EXPRESS SCRIPTS, INC.

February 21, 2008	By: /s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Paz
George Paz	Chairman, President and Chief Executive Officer	February 21, 2008
/s/ Edward Stiften
Edward Stiften	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2008
/s/ Kelley Elliott
Kelley Elliott	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 21, 2008
/s/ Gary G. Benanav
Gary G. Benanav	Director	February 21, 2008
/s/ Frank J. Borelli
Frank J. Borelli	Director	February 21, 2008
/s/ Maura C. Breen
Maura C. Breen	Director	February 21, 2008
/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	February 21, 2008
/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	February 21, 2008
/s/ Woodrow A. Myers, Jr.
Woodrow A. Myers, Jr.	Director	February 21, 2008
/s/ John O. Parker
John O. Parker	Director	February 21, 2008
/s/ Samuel Skinner
Samuel Skinner	Director	February 21, 2008
/s/ Seymour Sternberg
Seymour Sternberg	Director	February 21, 2008
/s/ Barrett A. Toan
Barrett A. Toan	Director	February 21, 2008
/s/ Howard L. Waltman
Howard L. Waltman	Director	February 21, 2008

EXPRESS SCRIPTS, INC.
Schedule II — Valuation and Qualifying Accounts and Reserves of Continuing Operations
Years Ended December 31, 2007, 2006, and 2005

Col. A	Col. B	Col. C			Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts		Deductions(3)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year Ended 12/31/05	$31.4	$17.8	$23.6	(1)	$21.1	$51.7
Year Ended 12/31/06	$51.7	$13.5	$10.0	(2)	$13.8	$61.4
Year Ended 12/31/07	$61.4	$36.7	$-		$22.7	$75.4

Valuation Allowance for Deferred Tax Assets
Year Ended 12/31/05	$-	$4.1	$-	$-	$4.1
Year Ended 12/31/06	$4.1	$1.9	$-	$-	$6.0
Year Ended 12/31/07	$6.0	$2.3	$-	$-	$8.3

(1)	Represents the opening balance sheet for our October 14, 2005 acquisition of Priority.

(2)	Represents the adjusting entries made to the opening balance sheet to increase Priority’s allowance for doubtful accounts receivable in 2006.

(3)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit
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

10.17[3]	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, incorporated by reference to Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed May 25, 2007.
10.18[3]
Executive Employment Agreement, dated as of April 11, 2005, and effective as of April 1, 2005, between the Company and George Paz, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2005.

10.19[3]
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

10.23[3]	Description of Compensation Payable to Non-Employee Directors incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.
10.24[3]
Summary of Named Executive Officer 2007 Salaries, 2006 Bonus Awards, 2007 Maximum Bonus Potential and 2007 Equity and Pro Forma Awards, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2007.

10.25[3]
Summary of Special Equity Awards and Salary and Bonus Adjustments for Named Executive Officers, incorporated by reference to Exhibit No. 10.3 to the Company's Current Report on Form 8-K filed May 25, 2007.

10.26
Form of Indemnification Agreement entered into between the Company and each member of its Board of Directors, and between the Company and certain key executives (including all of the Company’s named executive officers), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2006.

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

10.28
Amendment No. 1 and Consent No. 1 to Credit Agreement, dated as of May 7, 2007, among Express Scripts, Inc., Credit Suisse, as administrative agent, and the lenders named therein, incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed May 11, 2007.

21.1[2]	List of Subsidiaries.
23.1[2]	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Edward Stiften, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Edward Stiften, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

1	The Company agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Commission upon request.
2	Filed herein.
3	Management contract or compensatory plan or arrangement.