Form 10-Q
period 2008-03-31
EXPRESS SCRIPTS INC
filed 2008-04-29
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number:  0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code:  (314) 996-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No ___

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer [X]                                                                                              Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)                Smaller reporting company [   ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___    No    X

Common stock outstanding as of March 31, 2008:	251,145,000	Shares

EXPRESS SCRIPTS, INC.

INDEX

Part I	Financial Information				3

	Item 1.	Financial Statements (unaudited)			3

		a	)	Unaudited Consolidated Balance Sheet	3

		b	)	Unaudited Consolidated Statement of Operations	4

		c	)	Unaudited Consolidated Statement of Changes	5
				in Stockholders’ Equity

		d	)	Unaudited Consolidated Statement of Cash Flows	6

		e	)	Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial			13
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About			19
		Market Risk

	Item 4.	Controls and Procedures			19

Part II	Other Information				21

	Item 1.	Legal Proceedings			21

	Item 1A.	Risk Factors – (Not Applicable)			-

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			22

	Item 3.	Defaults Upon Senior Securities – (Not Applicable)			-

	Item 4.	Submission of Matters to a Vote of Security Holders – (Not Applicable)			-

	Item 5.	Other Information – (Not Applicable)			-

	Item 6.	Exhibits			22

Signatures					23

Index to Exhibits					24

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	March 31,	December 31,
(in millions, except share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$511.9	$434.7
Restricted cash and investments	3.2	2.2
Receivables, net	1,222.1	1,184.6
Inventories	166.5	166.1
Deferred taxes	121.3	121.1
Prepaid expenses and other current assets	17.0	18.7
Current assets of discontinued operations	32.7	40.4
Total current assets	2,074.7	1,967.8
Property and equipment, net	210.1	215.5
Goodwill	2,694.2	2,695.3
Other intangible assets, net	332.5	342.0
Other assets	28.4	30.2
Non-current assets of discontinued operations	7.6	5.6
Total assets	$5,347.5	$5,256.4

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,286.9	$1,258.9
Accounts payable	532.0	517.3
Accrued expenses	459.4	432.5
Current maturities of long-term debt	280.1	260.1
Current liabilities of discontinued operations	6.4	6.2
Total current liabilities	2,564.8	2,475.0
Long-term debt	1,680.3	1,760.3
Other liabilities	325.2	324.7
Total liabilities	4,570.3	4,560.0

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share;
and no shares issued and outstanding	-	-
Common Stock, 650,000,000 authorized, $0.01 par value;
shares issued: 318,892,000 and 318,886,000, respectively;
shares outstanding: 251,145,000 and 252,371,000, respectively	3.2	3.2
Additional paid-in capital	581.4	564.5
Accumulated other comprehensive income	17.8	20.9
Retained earnings	2,762.1	2,584.9
	3,364.5	3,173.5
Common stock in treasury at cost, 67,747,000 and 66,515,000
shares, respectively	(2,587.3)	(2,477.1)
Total stockholders’ equity	777.2	696.4
Total liabilities and stockholders’ equity	$5,347.5	$5,256.4

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended
	March 31,
(in millions)	2008	2007

Revenues [1]	$4,604.2	$4,508.9
Cost of revenues [1]	4,135.5	4,088.6
Gross profit	468.7	420.3
Selling, general and administrative	174.1	168.0
Operating income	294.6	252.3
Other (expense) income:
Non-operating charges, net	-	(23.0)
Undistributed loss from joint venture	(0.2)	(0.4)
Interest income	5.3	2.8
Interest expense	(23.3)	(22.2)
	(18.2)	(42.8)
Income before income taxes	276.4	209.5
Provision for income taxes	98.1	76.6
Net income from continuing operations	178.3	132.9
Net (loss) income from discontinued operations, net of tax	(1.1)	0.8
Net income	$177.2	$133.7

Weighted average number of common shares
outstanding during the period:
Basic:	252.3	271.6
Diluted:	255.7	275.4

Basic earnings per share:
Continuing operations	$0.71	$0.49
Discontinued operations	0.00	0.00
Net earnings	0.70	0.49

Diluted earnings per share:
Continuing operations	$0.70	$0.48
Discontinued operations	0.00	0.00
Net earnings	0.69	0.49

1 Excludes estimated retail pharmacy co-payments of $945.1 million and $988.2 million for the three months ended March 31, 2008 and 2007, respectively.  These are amounts we instructed retail pharmacies to collect from members.  We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2007	318.9	$3.2	$564.5	$20.9	$2,584.9	$(2,477.1)	$696.4
Comprehensive income:
Net income	-	-	-	-	177.2	-	177.2
Other comprehensive income:
Foreign currency
translation adjustment	-	-	-	(3.1)	-	-	(3.1)
Comprehensive income	-	-	-	(3.1)	177.2	-	174.1
Treasury stock acquired	-	-	-	-	-	(121.1)	(121.1)
Changes in stockholders’ equity
related to employee stock plans	-	-	16.9	-	-	10.9	27.8
Balance at March 31, 2008	318.9	$3.2	$581.4	$17.8	$2,762.1	$(2,587.3)	$777.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(in millions)	2008	2007
Cash flows from operating activities:
Net income	$177.2	$133.7
Net loss (income) from discontinued operations, net of tax	1.1	(0.8)
Net income from continuing operations	178.3	132.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24.5	25.6
Non-cash adjustments to net income	21.3	3.4
Changes in operating assets and liabilities:
Claims and rebates payable	28.0	(36.8)
Other net changes in operating assets and liabilities	(3.8)	33.8
Net cash provided by operating activities—continuing operations	248.3	158.9
Net cash provided by (used in) operating activities—discontinued operations	4.7	(3.3)
Net cash flows provided by operating activities	253.0	155.6

Cash flows from investing activities:
Purchases of property and equipment	(11.7)	(8.3)
Other	(0.4)	(0.4)
Net cash used in investing activities—continuing operations	(12.1)	(8.7)
Net cash used in investing activities—discontinued operations	-	(0.4)
Net cash used in investing activities	(12.1)	(9.1)

Cash flows from financing activities:
Repayment of long-term debt	(60.0)	(40.0)
Repayment of revolving credit line, net	-	(50.0)
Tax benefit relating to employee stock compensation	12.0	6.7
Treasury stock acquired	(121.1)	-
Net proceeds from employee stock plans	6.7	13.0
Net cash used in financing activities	(162.4)	(70.3)

Effect of foreign currency translation adjustment	(1.3)	-

Net increase in cash and cash equivalents	77.2	76.2
Cash and cash equivalents at beginning of period	434.7	131.0
Cash and cash equivalents at end of period	$511.9	$207.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

Our significant accounting policies normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 21, 2008.  For a full description of our accounting policies, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2008, the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2008, and the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

New Accounting Guidance.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurements,” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of FAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2, “Fair Value Measurements.”

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“FAS 159”).  Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, FAS 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under FAS 159.

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

Note 2 – Fair Value Measurements

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis at March 31, 2008 include cash equivalents of $457.3 million, restricted cash and investments of $3.2 million and trading securities of $19.9 million (included in other assets).  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Note 3 – Discontinued operations

During the fourth quarter of 2007, we identified the CuraScript Infusion Pharmacy, Inc. line of business (“IP”) as available for sale as we considered it non-core to our future operations.  As a result, IP is classified as a discontinued operation.  IP is headquartered in Louisville, Kentucky and operates twelve infusion pharmacies in six states.  IP offers a broad range of infused therapies in the home to patients with acute or chronic conditions.

   Prior to being classified as a discontinued operation, IP was included in our Specialty and Ancillary Services (“SAAS”) segment.  The results of operations for IP are reported as discontinued operations for all periods presented in the accompanying Unaudited Consolidated Statements of Operations.  Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying Unaudited Consolidated Balance Sheets, and cash flows of our discontinued operations are segregated in our accompanying Unaudited Consolidated Statement of Cash Flows.

Certain information with respect to the discontinued operations for the quarters ended March 31, 2008 and 2007 is summarized as follows (amounts in millions):

	Three Months Ended March 31,
(in millions)	2008	2007

Revenues	$24.7	$30.6
Net (loss) income from discontinued operations, net of tax	(1.1)	0.8
Income tax benefit (expense) from discontinued operations	0.4	(0.3)

Note 4 – Non-operating charges, net

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  Legal and other professional fees (which do not include expenses incurred internally) of $27.4 million were expensed in the first quarter of 2007.   We received a $4.4 million special dividend CVS/Caremark Corporation (“CVS/ Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger.  We recognized net non-operating charges of $23.0 million in the first quarter of 2007.

Note 5 – Earnings per share (reflecting the two-for-one stock split effective June 22, 2007)

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

	Three Months Ended March 31,
	2008	2007

Weighted average number of common shares
outstanding during the period – Basic EPS(1)	252.3	271.6
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive
deferred compensation units(2)	3.4	3.8
Weighted average number of common shares
outstanding during the period – Diluted EPS(1)	255.7	275.4

(1)	The decrease in weighted average number of common shares outstanding from the prior year for Basic and Diluted EPS resulted from 23.1 million treasury shares repurchased in 2007.
(2)	Excludes SSRs of 0.3 million for the three months ended March 31, 2007. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Note 6 – Stock-based compensation plans

Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock and performance share awards.  Awards are typically settled using treasury shares.  The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years.  Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.  During the first quarter of 2008, we granted 1,633,000 stock options with a weighted average fair market value of $17.59.  The SSRs and stock options have three-year graded vesting.

During the first quarter of 2008, we granted to certain officers and employees approximately 172,000 restricted shares of common stock and performance shares with a weighted average fair market value of $63.84.  The restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of the three years.  The number of performance shares that ultimately vest is dependent upon achieving specific performance targets.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of non-vested restricted stock and performance share awards was 750,000 at March 31, 2008 and 677,000 at December 31, 2007.

We recognized stock-based compensation expense of $9.0 million and $8.6 million in the three months ended March 31, 2008 and 2007, respectively.  Unamortized stock-based compensation as of March 31, 2008 was $47.4 million for stock options and SSRs, and $20.1 million for restricted stock and performance shares.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	1.9%-2.9%	4.5%-5.2%
Expected volatility of stock	30%	31%
Expected dividend yield	None	None

Note 7 – Contingencies

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

Note 8 – Segment information

We report segments on the basis of services offered and have determined we have two reportable segments: Pharmacy Benefit Management (“PBM”) and Specialty Services and Ancillary Services (“SAAS”).  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  As described in Note 2, during the fourth quarter of 2007, we discontinued our IP line of business.  Prior to being classified as discontinued, the IP line of business was included in our SAAS segment.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the months ended March 31:

(in millions)	PBM	SAAS	Total
For the three months ended March 31, 2008
Product revenue:
Network revenues	$2,390.8	$-	$2,390.8
Home delivery revenues	1,235.4	-	1,235.4
Other revenues	-	903.9	903.9
Service revenues	44.6	29.5	74.1
Total revenues	3,670.8	933.4	4,604.2

Depreciation and amortization expense	15.1	9.4	24.5

Operating income	284.1	10.5	294.6
Non-operating charges			-
Undistributed loss from joint venture			(0.2)
Interest income			5.3
Interest expense			(23.3)
Income before income taxes			276.4

Capital expenditures	10.8	0.9	11.7

For the three months ended March 31, 2007
Product revenue:
Network revenues	$2,332.1	$-	$2,332.1
Home delivery revenues	1,235.9	-	1,235.9
Other revenues	-	870.5	870.5
Service revenues	40.9	29.5	70.4
Total revenues	3,608.9	900.0	4,508.9

Depreciation and amortization expense	16.5	9.1	25.6

Operating income	237.0	15.3	252.3
Non-operating charges			(23.0)
Undistributed loss from joint venture			(0.4)
Interest income			2.8
Interest expense			(22.2)
Income before income taxes			209.5

Capital expenditures	4.8	3.5	8.3

The following table presents balance sheet information about our reportable segments, including the discontinued operations of IP:

(in millions)	PBM	SAAS	IP	Total

As of March 31, 2008
Total assets	$3,018.2	$2,289.0	$40.3	$5,347.5
Investment in equity method investees	0.7	3.4	-	4.1

As of December 31, 2007
Total assets	$2,958.5	$2,251.9	$46.0	$5,256.4
Investment in equity method investees	0.2	3.4	-	3.6

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

Revenues earned by our Canadian PBM totaled $12.0 million and $9.5 million for the three months ended March 31, 2008 and 2007, respectively.  All other revenues are earned in the United States.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $23.7 million and $23.4 million as of March 31, 2008 and December 31, 2007, respectively.  All other long-lived assets are domiciled in the United States.

Item 2.                      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Information we have included or incorporated by reference in this Quarterly Report on Form 10-Q, and information which may be contained in our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward-looking statements.  These forward-looking statements include, among others, statements of our plans, objectives, expectations (financial or otherwise) or intentions.

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

See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 – “Business” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 21, 2008.

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

Through our Specialty and Ancillary Services (“SAAS”) segment, we provide specialty services, including: patient care and direct specialty home delivery to patients; distribution of injectable drugs to patient homes and physician offices; distribution of pharmaceuticals and medical supplies to providers and clinics; third party logistics services for contracted pharmaceutical manufacturer clients; fertility services to providers and patients; and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions.  SAAS does not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks; these prescriptions are reflected in PBM network revenues.  We also provide services that include distribution of specialty pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network, distribution of pharmaceuticals to low-income patients through manufacturer-sponsored patient assistance programs and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure.

We report two segments: PBM and SAAS (see “—Results of Operations”).  Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services.  Tangible product revenue generated by our PBM and SAAS segments represented 98.4% of revenues for both the three months ended March 31, 2008 and for the same period of 2007.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the first three months of 2008 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy.  In the first three months of 2008, we benefited from a higher generic fill rate (65.1% compared to 60.3% in the same period of 2007) and better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs.  We expect certain activities within our SAAS segment, including specialty pharmacy fulfillment to our PBM clients, to deliver solid results, which recently have been offset by margin declines in various other lines of business within our SAAS segment.  As previously noted, we classified IP as a discontinued operation in the fourth quarter of 2007.

We believe the positive trends we see in the first three months of 2008, including increased generic usage and lower drug purchasing costs, should continue to generate improvements in our results of operations in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates.  For a full description of our accounting policies, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 21, 2008.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2008	2007

Product revenues
Network revenues	$2,390.8	$2,332.1
Home delivery revenues	1,235.4	1,235.9
Service revenues	44.6	40.9
Total PBM revenues	3,670.8	3,608.9
Cost of PBM revenues	3,256.7	3,240.6
PBM gross profit	414.1	368.3
PBM SG&A expenses	130.0	131.3
PBM operating income	$284.1	$237.0

Total adjusted PBM Claims(1)	128.5	126.8

(1)	PBM adjusted claims represent network claims plus home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network claims are generally 30 day claims.

Network claims increased by 1.5 million, or 1.5%, in the first quarter of 2008 from the same period of 2007.  These increases are primarily due to the addition of new clients.  Total unadjusted home delivery claims increased by 0.1 million claims, or 0.7% in the first quarter of 2008 from the same period of 2007.  On an adjusted basis, total PBM claims increased 1.3% in the first quarter of 2008 from the same period of 2007.

 Network pharmacy revenues increased $58.7 million, or 2.5%, in the first quarter of 2008 from the first quarter of 2007.  There are two primary components to our change in network revenues: changes in volume and changes in price.  Approximately $34.8 million of the increase is due to higher claim volumes, as described above.  In addition, approximately $23.9 million of the increase in network pharmacy revenues is attributable to a 1.0% increase in average revenue per network claim.  Two factors effected changes in our revenue per network claim: inflation and the mix of the generic prescriptions processed at network pharmacies.  Our generic fill rate increased to 66.4% of total network claims in the first quarter of 2008 as compared to 61.7% in the same period of 2007, offsetting the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

                 Home delivery revenues slightly decreased by $0.5 million in the first quarter of 2008 from the same period in 2007.  This reduction in home delivery revenues is primarily due to the impact of the higher generic fill rate on average revenue per home delivery claim.  Our generic fill rate increased to 53.9% of total home delivery claims in the first quarter of 2008 as compared to 48.2% in the same period of 2007.  This decrease is partially offset by increased claims volumes and ingredient cost inflation, as described above.

Cost of PBM revenues increased $16.1 million, or 0.5%, in the first quarter of 2008 from the same period of 2007.  This increase was primarily due to the 1.3% increase in adjusted claims volume and ingredient cost inflation, as discussed above.  This increase was mostly offset by an increase in the aggregate generic fill rate, and better management of ingredient costs resulting from renegotiation of certain supplier contracts.

Our PBM gross profit increased $45.8 million, or 12.4%, in the first quarter of 2008 over the same period of 2007.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs were only partially offset by margin pressures arising from the current competitive environment.

Selling, general and administrative expense (“SG&A”) for our PBM segment for the first quarter of 2008 was consistent with the first quarter of 2007 with a slight decrease of $1.3 million, or 1.0%.

PBM operating income increased $47.1 million, or 19.9%, in the first quarter of 2008 over the same period of 2007, based on the various factors described above.

SAAS OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2008	2007
Product revenues	$903.9	$870.5
Service revenues	29.5	29.5
Total SAAS revenues	933.4	900.0
Cost of SAAS revenues	878.8	848.0
SAAS gross profit	54.6	52.0
SAAS SG&A expense	44.1	36.7
SAAS operating income from continuing operations(1)	$10.5	$15.3

As previously noted, our SAAS results for 2008 and 2007 have been adjusted for the discontinued operations of IP, which was formerly part of our SAAS segment.

SAAS Continuing Operations.   SAAS revenues increased $33.4 million, or 3.7%, in the first quarter of 2008 over the same period of 2007. This is partially due to increased cross-selling of specialty services to our PBM clients.  The increase in revenues was partially offset by a reduction in sales of higher margin drugs through our Specialty Distribution line of business.

Consistent with the increase in revenues, SAAS cost of revenues increased $30.8 million, or 3.6%, in the first quarter of 2008 over the same period of 2007.  This increase resulted in an increase in gross profit of $2.6 million, or 5.0%.

SG&A for our SAAS segment increased $7.4 million, or 20.2%, in the first quarter of 2008 from the same period of 2007.  The increase is primarily due to an increase in bad debt expense, severance charges and site closure costs incurred by our Specialty Distribution line of business.  A majority of the increase in bad debt expense over the first quarter of 2007 is attributable to flu-related receivables.

SAAS income from continuing operations decreased $4.8 million, or 31.4%, in the first quarter of 2008 from the same period of 2007 based on the factors described above.

OTHER (EXPENSE) INCOME

Net interest expense decreased $1.4 million, or 7.2%, in the first quarter of 2008 as compared to the same period in 2007 as increases in debt were more than offset by decreases in interest rates and increases in interest income from higher average cash balances (see “—Liquidity and Capital Resources—Bank Credit Facility”).

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  We incurred legal and other professional fees (which do not include internal costs) of $27.4 million as a result of the proposed acquisition.   These expenses were partially offset by a $4.4 million special dividend paid by CVS/Caremark Corporation (“CVS/ Caremark”) on Caremark stock we owned prior to the CVS/Caremark merger.  We recognized net non-operating charges of $23.0 million in the first quarter of 2007.

PROVISION FOR INCOME TAXES

Our effective tax rate from continuing operations decreased to 35.5% for the first quarter of 2008 from 36.6% for the same period of 2007.  First quarter 2008 includes discrete tax adjustments resulting in a tax benefit of $2.6 million.  These adjustments reflect changes in our unrecognized tax benefits, primarily attributable to a lapse in the applicable statute of limitations.

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

Net loss from discontinued operations, net of tax, increased $1.9 million from the first quarter of 2007 to the first quarter of 2008.

NET INCOME AND EARNINGS PER SHARE

Net income increased $43.5 million, or 32.5%, for the first quarter of 2008 over the same period of 2007.

On May 23, 2007, we announced a two-for-one stock split for stockholders of record on June 8, 2007, effective June 22, 2007.  The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding.  The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period have been adjusted for the stock split.

Basic and diluted earnings per share increased 42.9% and 40.8%, respectively in the first quarter of 2008 over the same period of 2007.  This increase is primarily due to improved operating results, as well as the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 2.0 million shares in the first quarter of 2008 and 23.1 million shares during 2007 (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the three months ended March 31, 2008, net cash provided by continuing operations increased $89.4 million to $248.3 million. Changes in operating cash flows from continuing operations for the three months ended March 31, 2008 were impacted by the following factors:
•	Net income from continuing operations increased $45.4 million in the first quarter of 2008 as compared to the first quarter of 2007.
•	Changes in working capital resulted in a cash inflow of $24.2 million in the first quarter of 2008 as compared to a cash outflow of $3.0 million in the first quarter of 2007.

•
Net non-cash adjustments to net income increased from $3.4 million in the first quarter of 2007 to $21.3 million in the first quarter of 2008, reflecting changes in the deferred tax provision caused by the first quarter 2007 implementation of Financial Accounting Standards Board ("FASB") Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  In addition, bad debt expense increased by approximately $6.6 million, primarily driven by our Specialty Distribution line of business, as described above.

Our capital expenditures for the three months ended March 31, 2008 increased $3.4 million as compared to the same period of 2007.  We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

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

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During the first quarter of 2008, we repurchased 2.0 million shares for $121.1 million, leaving 11.2 million shares remaining under the program.  Current year repurchases were funded through borrowings under an amendment to our credit facility and through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

BANK CREDIT FACILITY

At March 31, 2008, our credit facility includes $1.6 billion of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of March 31, 2008) is available for general corporate purposes.  During the first quarter of 2008, we made scheduled payments of $60.0 million on our Term A loan.  The maturity date of our credit facility is October 14, 2010.

Our credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin.  The margin over LIBOR will range from 0.50% to 1.125%, depending on our consolidated leverage ratio or our credit rating.  Under our credit facility, we are required to pay commitment fees on the unused portion of the $600.0 million revolving credit facility.  The commitment fee will range from 0.10% to 0.25% depending on our consolidated leverage ratio or our credit rating.

At March 31, 2008, the weighted average interest rate on the facility was 3.3%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At March 31, 2008, we believe we are in compliance with all covenants associated with our credit facility.

OTHER MATTERS

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of FAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“FAS 159”).  Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, FAS 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under FAS 159.

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

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At March 31, 2008, we had $1,448.5 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $14.5 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

During the first quarter ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits that purport to be class actions.  Each case seeks damages in an unspecified amount.  We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover.  In addition, we are the subject of several governmental investigations including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Such investigations could result in civil damages or other sanctions, the nature and amount of which we cannot currently estimate.  We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.  In addition, the expense of defending these cases may have a material effect on our financial results. The following developments have occurred since the filing of our last Form 10-K.

•
Brynien, et al.  v. Express Scripts, Inc. and ESI Mail Services, Inc. (Case No. 1258/2008, Supreme Court of the State of New York, Albany County).  On February 19, 2008, Plaintiffs filed a class action against us on behalf of all employees who receive benefits through the New York State Health Insurance Program.  The allegations in the case are substantially the same as the Wagner and Scheuerman cases previously disclosed.  We have removed the case to federal court.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended March 31, 2008 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

1/1/2008 – 1/31/2008	-	$-	-	13.2
2/1/2008 – 2/28/2008	-	-	-	13.2
3/1/2008 – 3/31/2008	2.0	62.10	2.0	11.2
2008 Total	2.0	$62.10	2.0

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During the first quarter of 2008, we repurchased 2.0 million shares for $121.1 million, leaving 11.2 million shares remaining under the program.  Current year repurchases were funded through borrowings under an amendment to our credit facility and through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

Item 6.	Exhibits

(a)	See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: April 29, 2008	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

Date: April 29, 2008	By:	/s/ Jeffrey Hall
Jeffrey Hall
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

10.1[1]
Summary of Named Executive Officer 2008 Salaries, 2007 Bonus Awards, 2008 Maximum Bonus Potential and 2008 Equity and Performance Awards, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.2[1]
Form of Performance Share Award Agreement used with respect to grants of performance shares by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.3[1]
Form of Stock Option Agreement used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.4[1]
Executive Employment Agreement between the Company and George Paz, dated March 31, 2008 and effective as of April 1, 2008, incorporated by reference to Exhibit No. 10.1. to the Company’s Current Report on Form 8-K filed April 4, 2008.

10.5[1]
Executive Employment Agreement between the Company and Jeffrey L. Hall, dated and effective as of April 1, 2008, incorporated by reference to Exhibit No. 10.2. to the Company’s Current Report on Form 8-K filed April 4, 2008.

10.6[1]	Amended and Restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 14, 2008.
31.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

1	Management contract or compensatory plan or arrangement.
2	Filed herein.

25