Form 10-Q
period 2008-06-30
EXPRESS SCRIPTS INC
filed 2008-07-30
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number:  0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1420563 (I.R.S. employer identification no.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code:  (314) 996-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer [X]                                                                                                        Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)                                         Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___  No    X

Common stock outstanding as of June 30, 2008:	246,628,000	Shares

EXPRESS SCRIPTS, INC.

INDEX

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)			3

		a	)	Unaudited Consolidated Balance Sheet	3

		b	)	Unaudited Consolidated Statement of Operations	4

		c	)	Unaudited Consolidated Statement of Changes	5
				in Stockholders’ Equity

		d	)	Unaudited Consolidated Statement of Cash Flows	6

		e	)	Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial			14
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About			22
		Market Risk

	Item 4.	Controls and Procedures			22

Part II	Other Information

	Item 1.	Legal Proceedings			23

	Item 1A.	Risk Factors – (Not Applicable)			-

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			24

	Item 3.	Defaults Upon Senior Securities – (Not Applicable)			-

	Item 4.	Submission of Matters to a Vote of Security Holders			24

	Item 5.	Other Information – (Not Applicable)			-

	Item 6.	Exhibits			25

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	June 30,	December 31,
(in millions, except share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$315.8	$434.7
Restricted cash and investments	3.5	2.2
Receivables, net	1,185.9	1,184.6
Inventories	168.3	166.1
Deferred taxes	113.2	121.1
Prepaid expenses and other current assets	22.9	18.7
Current assets of discontinued operations	3.2	40.4
Total current assets	1,812.8	1,967.8
Property and equipment, net	211.8	215.5
Goodwill	2,694.0	2,695.3
Other intangible assets, net	323.5	342.0
Other assets	38.4	30.2
Non-current assets of discontinued operations	-	5.6
Total assets	$5,080.5	$5,256.4

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,322.8	$1,258.9
Accounts payable	508.5	517.3
Accrued expenses	384.8	432.5
Current maturities of long-term debt	300.1	260.1
Current liabilities of discontinued operations	3.3	6.2
Total current liabilities	2,519.5	2,475.0
Long-term debt	1,600.3	1,760.3
Other liabilities	332.9	324.7
Total liabilities	4,452.7	4,560.0

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	-	-
Common Stock, 1,000,000,000 authorized, $0.01 par value; shares issued: 318,919,000 and 318,886,000, respectively; shares outstanding: 246,627,000 and 252,371,000, respectively	3.2	3.2
Additional paid-in capital	603.0	564.5
Accumulated other comprehensive income	18.5	20.9
Retained earnings	2,952.2	2,584.9
	3,576.9	3,173.5

Common stock in treasury at cost, 72,291,000 and 66,515,000 shares, respectively	(2,949.1)	(2,477.1)
Total stockholders’ equity	627.8	696.4
Total liabilities and stockholders’ equity	$5,080.5	$5,256.4

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2008	2007	2008	2007

Revenues [1]	$4,706.7	$4,574.8	$9,309.8	$9,082.8
Cost of revenues [1]	4,202.3	4,135.7	8,336.8	8,223.6
Gross profit	504.4	439.1	973.0	859.2
Selling, general and administrative	187.7	176.0	361.8	343.6
Operating income	316.7	263.1	611.2	515.6
Other income (expense):
Non-operating gains (charges), net	-	4.2	-	(18.8)
Undistributed loss from joint venture	(0.1)	(0.4)	(0.4)	(0.8)
Interest income	3.3	2.6	8.7	5.4
Interest expense	(17.0)	(25.6)	(40.3)	(47.8)
	(13.8)	(19.2)	(32.0)	(62.0)
Income before income taxes	302.9	243.9	579.2	453.6
Provision for income taxes	111.0	89.2	209.1	165.9
Net income from continuing operations	191.9	154.7	370.1	287.7
Net loss from discontinued operations, net of tax	(1.7)	(2.0)	(2.8)	(1.3)
Net income	$190.2	$152.7	$367.3	$286.4

Weighted average number of common shares outstanding during the period:
Basic:	248.7	263.6	250.5	267.6
Diluted:	252.0	267.0	253.9	271.1

Basic earnings per share:
Continuing operations	$0.77	$0.59	$1.48	$1.08
Discontinued operations	(0.01)	(0.01)	(0.01)	-
Net earnings	$0.76	$0.58	$1.47	$1.07

Diluted earnings per share:
Continuing operations	$0.76	$0.58	$1.46	$1.06
Discontinued operations	(0.01)	(0.01)	(0.01)	-
Net earnings	$0.75	$0.57	$1.45	$1.06

1 Excludes estimated retail pharmacy co-payments of $872.4 million and $943.9 million for the three months ended June 30, 2008 and 2007, respectively, and $1,817.5 and $1,932.1 for the six months ended June 30, 2008 and 2007, respectively.  These are amounts we instructed retail pharmacies to collect from members.  We have no information regarding actual co-payments collected.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2007	318.9	$3.2	$564.5	$20.9	$2,584.9	$(2,477.1)	$696.4
Comprehensive income:
Net income	-	-	-	-	367.3	-	367.3
Other comprehensive (loss):
Foreign currency translation adjustment	-	-	-	(2.4)	-	-	(2.4)
Comprehensive (loss) income	-	-	-	(2.4)	367.3	-	364.9
Treasury stock acquired	-	-	-	-	-	(494.4)	(494.4)
Changes in stockholders’ equity related to employee stock plans	-	-	38.5	-	-	22.4	60.9
Balance at June 30, 2008	318.9	$3.2	$603.0	$18.5	$2,952.2	$(2,949.1)	$627.8

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(in millions)	2008	2007
Cash flows from operating activities:
Net income	$367.3	$286.4
Net loss from discontinued operations, net of tax	2.8	1.3
Net income from continuing operations	370.1	287.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.6	51.5
Non-cash adjustments to net income	51.5	16.9
Changes in operating assets and liabilities:
Claims and rebates payable	64.0	(77.4)
Other net changes in operating assets and liabilities	(52.4)	(23.4)
Net cash provided by operating activities—continuing operations	482.8	255.3
Net cash provided by (used in) operating activities—discontinued operations	3.6	(4.0)
Net cash flows provided by operating activities	486.4	251.3

Cash flows from investing activities:
Purchases of property and equipment	(30.1)	(29.0)
Sale of marketable securities	-	34.2
Other	(0.7)	(0.6)
Net cash (used in) provided by investing activities—continuing operations	(30.8)	4.6
Net cash used in investing activities—discontinued operations	-	(0.9)
Net cash (used in) provided by investing activities	(30.8)	3.7

Cash flows from financing activities:
Proceeds from long-term debt	-	600.0
Repayment of long-term debt	(120.0)	(80.1)
Repayment of revolving credit line, net	-	(50.0)
Tax benefit relating to employee stock compensation	25.4	39.3
Treasury stock acquired	(494.4)	(826.7)
Net proceeds from employee stock plans	15.3	42.1
Deferred financing fees	-	(1.3)
Net cash used in financing activities	(573.7)	(276.7)

Effect of foreign currency translation adjustment	(0.8)	1.9

Net decrease in cash and cash equivalents	(118.9)	(19.8)
Cash and cash equivalents at beginning of period	434.7	131.0
Cash and cash equivalents at end of period	$315.8	$111.2

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

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2008, the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008, and the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

New Accounting Guidance.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurements,” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Our partial adoption of FAS 157 for financial assets and liabilities as of January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2, “Fair Value Measurements.”

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

In December 2007, the FASB issued FAS 141R, “Business Combinations” and FAS 160, “Business Combinations and Noncontrolling Interests” (“FAS 141R” and “FAS 160,” respectively).  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.  We do not expect these pronouncements to have an effect on our financial statements unless we enter into a business combination subsequent to the effective date.

Note 2 – Fair value measurements

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of $251.5 million, restricted cash and investments of $3.5 million and trading securities of $21.9 million (included in other assets).  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Note 3 – Discontinued operations

On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million and recorded a pre-tax gain of approximately $8.2 million.  The gain is included in Net loss from discontinued operations, net of tax in the consolidated statement of income for the three and six months ended June 30, 2008.  Rights to certain working capital balances related to IP were not sold and are retained on the balance sheet as of June 30, 2008.  For a period of time, we will continue to generate cash flows and income statement activity on assets and liabilities of discontinued operations as these working capital balances wind down, which are not expected to be material.

 IP was identified as available for sale during the fourth quarter of 2007 as we considered it non-core to our future operations.  In connection with the classification of IP as a discontinued operation, we recorded a charge in the fourth quarter of 2007 related to impairment losses.  IP is headquartered in Louisville, Kentucky and operates twelve infusion pharmacies in six states.  IP offers a broad range of infused therapies in the home to patients with acute or chronic conditions.

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

    On April 4, 2008, we completed the sale of Custom Medical Products, Inc. (“CMP”) and recorded a pre-tax loss of approximately $1.3 million which is included in Net loss from discontinued operations, net of tax in the consolidated statement of income for the three and six months ended June 30, 2008.  CMP, which assembles customer medical kits containing various types of medical supplies, was included in our SAAS segment prior to being classified as a discontinued operation.

     Certain information with respect to the discontinued operations for the three and six months ended June 30, 2008 and 2007 is summarized as follows:

	Three Months Ended, June 30,		Six Months Ended, June 30,
(in millions)	2008	2007	2008	2007

Revenues	$18.9	$25.7	$44.7	$57.1
Net loss from discontinued operations, net of tax	(1.7)	(2.0)	(2.8)	(1.3)
Income tax expense from discontinued operations	(0.5)	(0.7)	(0.1)	(0.3)

Note 4 – Non-operating charges, net

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  Legal and other professional fees (which do not include expenses incurred internally) of $27.4 million were expensed in the first six months of 2007.   These expenses were partially offset by a $4.4 million special dividend CVS/Caremark Corporation (“CVS/ Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS/Caremark stock in the second quarter of 2007.  We recognized net non-operating charges of $18.8 million in the first six months of 2007.

Note 5 – Earnings per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Weighted average number of common shares outstanding during the period – Basic EPS(1)	248.7	263.6	250.5	267.6
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(2)	3.3	3.4	3.4	3.5

Weighted average number of common shares outstanding during the period – Diluted EPS(1)	252.0	267.0	253.9	271.1

(1)
The decrease in weighted average number of common shares outstanding from the prior year for Basic and Diluted EPS resulted from 7.2 million treasury shares repurchased in 2008 and 23.1 million treasury shares repurchased in 2007.

(2)	Excludes SSRs of 0.2 million for the six months ended June 30, 2007. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Note 6 – Stock-based compensation plans

Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock and performance share awards.  Awards are typically settled using treasury shares.  The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years.  Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.  During the first six months of 2008, we granted 1,787,000 stock options with a weighted average fair market value of $17.85.  The SSRs and stock options have three-year graded vesting.

During the first six months of 2008, we granted to certain officers and employees approximately 197,000 restricted shares of common stock and performance shares with a weighted average fair market value of $65.10.  The restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of the three years.  The number of performance shares that ultimately vest is dependent upon achieving specific performance targets.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of non-vested restricted stock and performance share awards was 775,000 at June 30, 2008 and 677,000 at December 31, 2007.

We recognized stock-based compensation expense of $10.8 million and $8.2 million in the three months ended June 30, 2008 and 2007, respectively, and $19.8 million and $16.8 million in the six months ended June 30, 2008 and 2007, respectively.  Unamortized stock-based compensation as of June 30, 2008 was $44.7 million for stock options and SSRs, and $19.6 million for restricted stock and performance shares.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	2.8%-3.4%	4.8%	1.9%-3.4%	4.5%-5.2%
Expected volatility of stock	31%	31%	30%-31%	31%
Expected dividend yield	None	None	None	None

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

On May 27, 2008, we entered into an Assurance of Voluntary Compliance (“AVC”) with 28 states and the District of Columbia.  In connection with the AVC, we paid approximately $9.3 million during the second quarter 2008.  In addition, we have agreed to pay $200,000 which will be allocated for payments not to exceed $25 each to patients for physician visits and tests related to drug switches between brand statin drugs.  These amounts had previously been fully reserved and did not impact our results for the second quarter of 2008 (see— “Legal Proceedings”).

    On July 29, 2008, a consent order and judgment was entered into that resolves the complaint filed by the State of New York against us and Cigna Life Insurance Co. on August 4, 2004.  The Company and Cigna agreed to pay a total of $27 million.  These amounts had previously been fully reserved and will not have an effect on our results for the third quarter of 2008 or any future period (see— “Legal Proceedings”).

Note 8 – Segment information

We report segments on the basis of services offered and have determined we have two reportable segments: Pharmacy Benefit Management (“PBM”) and SAAS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  As described in Note 3, the IP and CMP line of businesses were included in our SAAS segment prior to being classified as discontinued operations.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the three and six months ended June 30, 2008 and 2007:

(in millions)	PBM	SAAS	Total
For the three months ended June 30, 2008
Product revenue:
Network revenues	$2,475.1	$-	$2,475.1
Home delivery revenues	1,243.1	-	1,243.1
Other revenues	-	911.9	911.9
Service revenues	48.4	28.2	76.6
Total revenues	3,766.6	940.1	4,706.7
Depreciation and amortization expense	15.0	10.2	25.2
Operating income	303.0	13.7	316.7
Undistributed loss from joint venture			(0.1)
Interest income			3.3
Interest expense			(17.0)
Income before income taxes			302.9
Capital expenditures	17.8	0.6	18.4

For the three months ended June 30, 2007
Product revenue:
Network revenues	$2,376.8	$-	$2,376.8
Home delivery revenues	1,250.5	-	1,250.5
Other revenues	-	872.8	872.8
Service revenues	42.0	32.7	74.7
Total revenues	3,669.3	905.5	4,574.8
Depreciation and amortization expense	16.8	9.1	25.9
Operating income	249.8	13.3	263.1
Non-operating gains			4.2
Undistributed loss from joint venture			(0.4)
Interest income			2.6
Interest expense			(25.6)
Income before income taxes			243.9
Capital expenditures	17.4	3.3	20.7

(in millions)	PBM	SAAS	Total
For the six months ended June 30, 2008
Product revenue:
Network revenues	$4,865.9	$-	$4,865.9
Home delivery revenues	2,478.5	-	2,478.5
Other revenues	-	1,814.9	1,814.9
Service revenues	93.0	57.5	150.5
Total revenues	7,437.4	1,872.4	9,309.8
Depreciation and amortization expense	30.5	19.1	49.6
Operating income	586.9	24.3	611.2
Undistributed loss from joint venture			(0.4)
Interest income			8.7
Interest expense			(40.3)
Income before income taxes			579.2
Capital expenditures	28.7	1.4	30.1

For the six months ended June 30, 2007
Product revenue:
Network revenues	$4,708.9	$-	$4,708.9
Home delivery revenues	2,486.4	-	2,486.4
Other revenues	-	1,742.4	1,742.4
Service revenues	82.9	62.2	145.1
Total revenues	7,278.2	1,804.6	9,082.8
Depreciation and amortization expense	33.3	18.2	51.5
Operating income	486.8	28.8	515.6
Non-operating charges net			(18.8)
Undistributed loss from joint venture			(0.8)
Interest income			5.4
Interest expense			(47.8)
Income before income taxes			453.6
Capital expenditures	22.2	6.8	29.0

The following table presents balance sheet information about our reportable segments, including the discontinued operations (“Disc Op”):

(in millions)	PBM	SAAS	Disc Op	Total

As of June 30, 2008
Total assets	$2,921.5	$2,155.8	$4.8	$5,082.1
Investment in equity method investees	0.8	3.6	-	4.4

As of December 31, 2007
Total assets	$2,958.5	$2,251.9	$46.0	$5,256.4
Investment in equity method investees	0.2	3.4	-	3.6

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

Revenues earned by our Canadian PBM totaled $11.3 million and $10.1 million for the three months ended June 30, 2008 and 2007, respectively, and $23.3 million and $19.6 million for the six months ended June 30, 2008 and 2007, respectively.  All other revenues were earned in the United States.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $25.7 million and $23.4 million as of June 30, 2008 and December 31, 2007, respectively.  All other long-lived assets are domiciled in the United States.

Note 9 – Subsequent event

        On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC-Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $248 million, subject to certain purchase price adjustments. MSC is a leader in providing PBM services to clients providing workers compensation benefits.  The transaction will be accounted for under the provisions of FAS 141, “Business Combinations.”  The purchase price was funded through internally generated cash and borrowings under the revolving credit facility.  This acquisition will be reported as part of our PBM segment

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

•	costs and uncertainties of adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•	continued pressure on margins resulting from client demands for lower prices or different pricing approaches, enhanced service offerings and/or higher service levels
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

•	our ability to continue to develop new products, services and delivery channels
•	increased compliance risk relating to our contracts with the Department of Defense (“DoD”) TRICARE Management Activity and various state governments and agencies
•
uncertainties and risks regarding the Medicare Part D prescription drug benefit, including the financial impact  to us to the extent that we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, implementation of regulations that adversely affect our profitability or cash flow, and increased regulatory risk

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

•	the use and protection of the intellectual property we use in our business or infringement of intellectual property claimed by others
•	our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements
•	general developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends or other factors
•	our ability to attract and retain qualified employees
•	other risks described from time to time in our filings with the SEC

See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 – “Business”and Item IA – “Risk Factors”  of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 21, 2008.

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

We report two segments: PBM and SAAS (see “—Results of Operations”).  Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services.  Tangible product revenue generated by our PBM and SAAS segments represented 98.4% of revenues for both the six months ended June 30, 2008 and for the same period of 2007.

During 2008, we established the Center for Cost-Effective Consumerism (the “Center”) which will assist us in the advancement of our understanding of consumers and the way they use health care.  The Center combines our industry-leading research capabilities with insights from a multidisciplinary advisory board of national experts in science of human behavior and decision making.  Using work done by the Center, we plan to better equip plan sponsors to achieve: lowest cost drug mix (e.g., generics), maximum therapy adherence (in key classes), greatest use of most cost-effective delivery channel, uncompromising safety standards and increasing member engagement and satisfaction.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the first six months of 2008 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy.  In the first six months of 2008 we benefited from a higher generic fill rate (65.5% compared to 60.6% in the same period of 2007) and better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs.  In addition, through the research performed by the Center, as described above, we intend to provide our clients with additional tools designed to generate higher generic fill rates, and further increase the use of our home delivery and specialty pharmacy services.

We expect certain activities within our SAAS segment to improve, including specialty pharmacy fulfillment to our PBM clients.  Recently, these operating results have been negatively impacted by margin declines in various other lines of business within our SAAS segment.

We believe the positive trends we see in the first six months of 2008, including increased generic usage and lower drug purchasing costs, should continue to offset the negative impact of various marketplace forces effecting pricing and plan structure, among other factors, and thus generate improvements in our results of operations in the future.

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

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Product revenues
Network revenues	$2,475.1	$2,376.8	$4,865.9	$4,708.9
Home delivery revenues	1,243.1	1,250.5	2,478.5	2,486.4
Service revenues	48.4	42.0	93.0	82.9
Total PBM revenues	3,766.6	3,669.3	7,437.4	7,278.2
Cost of PBM revenues	3,317.0	3,281.4	6,573.7	6,522.0
PBM gross profit	449.6	387.9	863.7	756.2
PBM SG&A expenses	146.6	138.1	276.8	269.4
PBM operating income	$303.0	$249.8	$586.9	$486.8

Total adjusted PBM Claims(1)	126.9	124.8	255.4	251.6

(1)	Adjusted PBM claims represent network claims plus home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network claims are generally 30 day claims.

Network claims increased by 2.0 million and 3.4 million, or 2.1% and 1.8%, in the three and six months ended June 30, 2008 from the same periods of 2007.  Total unadjusted home delivery claims remained relatively constant for the three and six months ended June 30, 2008 when compared to the same periods of 2007.  On an adjusted basis, total PBM claims increased 1.7% and 1.5% in the first three and six months ended June 30, 2008, respectively.

        Product Revenues for the three months ended June 30, 2008:  Network pharmacy revenues increased $98.3 million, or 4.1%, in the three months ended June 30, 2008 over the same period of 2007. There are two primary components to our change in network revenues: changes in volume and changes in price. Approximately, $49.8 million of the increase is due to higher claim volumes, as described above. In addition, approximately $48.5 million of the increase in network pharmacy revenues is attributable to changes in price.  Two factors affected changes in our revenue per network claim: inflation and the mix of the generic prescriptions processed at network pharmacies.  Our generic fill rate increased to 67.0% of total network claims in the second quarter of 2008 as compared to 62.4% in the same period of 2007, which reduces revenue (but not margin) as generic drugs are generally less expensive than the corresponding brand drug.

        Home delivery revenues decreased by $7.4 million, or 0.6%, in the three months ended June 30, 2008 from the same period in 2007.  This reduction in home delivery revenues is primarily due to the impact of the higher generic fill rate on average revenue per home delivery claim.  Our generic fill rate increased to 56.8% of total home delivery claims in the three months ended June 30, 2008 as compared to 49.9% in the same period of 2007.

Product Revenues for the six months ended June 30, 2008:  Network pharmacy revenues increased $157.0 million, or 3.3%, in the six months ended June 30, 2008 from the same period in 2007.  Approximately $84.3 million of the increase in network pharmacy revenues is attributable to changes in volume.  In addition, approximately $72.7 million of the increase in network pharmacy revenues is attributable to changes in price.

Average revenue per network claim remained constant for the six months ended June 30, 2008 from the same period of 2007.  Our generic fill rate affects our average revenue per network claim, as noted above. As our generic fill rate has increased to 66.7% of total network claims in the first six months of 2008 as compared to 62.1% in the same period in 2007, it offsets the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

For the six months ended June 30, 2008, home delivery revenues decreased $7.9 million, or 0.3%, as compared to the same period of 2007 primarily due to the impact of higher generic fill rate on average revenue per home delivery claim.  Our generic fill rate increased to 55.4% of total home delivery claims in the six months ended June 30, 2008 as compared to 49.0% in the same period of 2007.  The decrease in revenue per home delivery claim of 0.8% was partially offset by ingredient cost inflation.

Cost of PBM revenues increased $35.6 million, or 1.1%, and $51.7 million, or 0.8%, in the three and six months ended June 30, 2008, respectively, from the same period of 2007.  This increase was primarily due to the 1.7% and 1.5% increase in adjusted claims volume and ingredient cost inflation for the three and six months ended June 30, 2008, respectively, as discussed above.  Offsetting the increase in ingredient cost inflation were improvements in the aggregate generic fill rate, and better management of ingredient costs resulting from renegotiation of certain supplier contracts.

Our PBM gross profit increased $61.7 million, or 15.9%, and $107.5 million, or 14.2%, respectively, for the three and six months ended June 30, 2008 as compared to the same periods of 2007.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs were only partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment.

Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months and six months ended June 30, 2008 increased by $8.5 million, or 6.2%, and $7.4 million, or 2.7%, respectively, primarily due to increases in management incentive compensation which is based on corporate financial results.

PBM operating income increased $53.2 million, or 21.3%, and $100.1 million, or 20.6%, respectively, for the three months and six months ended June 30, 2008 as compared to the same period of 2007, based on the various factors described above.

SAAS OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Product revenues	$911.9	$872.8	$1,814.9	$1,742.4
Service revenues	28.2	32.7	57.5	62.2
Total SAAS revenues	940.1	905.5	1,872.4	1,804.6
Cost of SAAS revenues	885.3	854.3	1,763.1	1,701.6
SAAS gross profit	54.8	51.2	109.3	103.0
SAAS SG&A expenses	41.1	37.9	85.0	74.2
SAAS operating income	$13.7	$13.3	$24.3	$28.8

As previously noted, our SAAS results for 2008 and 2007 have been adjusted for the discontinued operations, which were formerly part of our SAAS segment.

SAAS Continuing Operations.   SAAS revenues increased $34.6 million, or 3.8%, and $67.8 million, or 3.8%, respectively, in the three and six months ended June 30, 2008 over the same periods of 2007. This is partially due to increased cross-selling of specialty services to our PBM clients.  The increase in revenues was partially offset by a reduction in sales of higher margin drugs through our Specialty Distribution line of business.

Consistent with the increase in revenues, SAAS cost of revenues increased $31.0 million, or 3.6%, and $61.5, or 3.6%, in the three and six months ended June 30, 2008 over the same periods of 2007.  The increase in revenue resulted in an increase in gross profit of $3.6 million, or 7.0% and $6.3 million, or 6.1%, in the three and six months ended June 30, 2008 over the same periods of 2007.

SG&A for our SAAS segment for the three and six months ended June 30, 2008 increased by $3.2 million, or 8.4%, and $10.8 million, or 14.6% from the same periods of 2007.  The increase is primarily due to an increase in bad debt expense, severance charges and site closure costs by our Specialty Distribution line of business.

SAAS income from continuing operations increased slightly by $0.4 million, or 3.0%, for the three months ended June 30, 2008 from the same periods of 2007.  SAAS income from continuing operations decreased $4.5 million, 15.6%, in the six months ended June 30, 2008 from the same periods of 2007 based on the factors described above.

OTHER (EXPENSE) INCOME

Net interest expense decreased $9.3 million, or 40.4%, and $10.8 million, or 25.5% respectively, in the three and six months ended June 30, 2008 as compared to the same periods in 2007 due to decreases in interest rates and increases in interest income from higher average cash balances (see “—Liquidity and Capital Resources—Bank Credit Facility”).

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  Legal and other professional fees (which do not include expenses incurred internally) of $27.4 million were expensed in the first six months of 2007.   These expenses were partially offset by a $4.4 million special dividend CVS/Caremark Corporation (“CVS/Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS/Caremark stock in the second quarter of 2007.  We recognized net non-operating charges of $18.8 million in the first six months of 2007.

PROVISION FOR INCOME TAXES

Our effective tax rate was 36.6% and 36.1% for the three and six months ended June 30, 2008, respectively, as compared to 36.6% for the same periods of 2007.  The six months ended June 30, 2008 includes discrete tax adjustments resulting in a tax benefit of $2.5 million.  These adjustments reflect changes in our unrecognized tax benefits, primarily attributable to a lapse in the applicable statute of limitations.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

Net loss from discontinued operations, net of tax, decreased $0.3 million and increased $1.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods of 2007. The changes are primarily due to the pre-tax gain on sale of IP for $8.2 million which was more than offset by the pre-tax loss on sale of CMP for $1.3 million, current period losses and additional IP related bad debt expense.

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended June 30, 2008 increased $37.5 million, or 24.6%, over the same period of 2007. Net income increased $80.9 million, or 28.2%, for the six months ended June 30, 2008 over the same period of 2007.

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

Basic and diluted earnings per share increased 31.0% and 31.6%, respectively, for the three months ended June 30, 2008 over the same period of 2007.  For the six months ended June 30, 2008, basic and diluted earnings per share increased 37.3% and 36.8%, respectively, over the six months ended June 30, 2007.  This increase is primarily due to improved operating results, as well as the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 7.2 million shares in the six months of 2008 and 23.1 million shares during 2007 (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the six months ended June 30, 2008, net cash provided by continuing operations increased $227.5 million to $482.8 million. Changes in operating cash flows from continuing operations for the six months ended June 30, 2008 were impacted by the following factors:
•	Net income from continuing operations increased $82.4 million in the six months ended June 30, 2008 as compared to the same period of 2007.
•
Changes in working capital resulted in a cash inflow of $11.6 million in the six months ended June 30, 2008 as compared to a cash outflow of $100.8 million in the same period of 2007.  The change in working capital is primarily due to a $141.4 million net cash inflow in claims and rebates payable year over year due to the timing of invoices and payments.

•
Net non-cash adjustments to net income increased from $16.9 million in the first six months of 2007 to $51.5 million in the first six months of 2008, reflecting changes in the deferred tax provision caused by the first quarter 2007 implementation of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  In addition, bad debt expense increased by approximately $8.3 million in the first six months of 2008, primarily driven by our Specialty Distribution line of business, as described above.

Our capital expenditures for the six months ended June 30, 2008 were relatively consistent as compared to the same period of 2007.  We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

CHANGES IN BUSINESS

        On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC-Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $248 million, subject to certain purchase price adjustments. MSC is a leader in providing PBM services clients providing workers compensation benefits.  The transaction will be accounted for under the provisions of FAS 141, “Business Combinations.”  The purchase price was funded through internally generated cash and borrowings under the revolving credit facility.  This acquisition will be reported as part of our PBM segment.

On July 1, 2008, the merger of RxHub and SureScripts was announced.  We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans.  The new organization will enable physicians to securely access health information when caring for their patients through a fast and efficient health exchange.  We will retain one-sixth ownership in the merged company.  Due to the decreased ownership percentage, the investment will be prospectively recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment.

On June 30, 2008, the Company completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”) for $27.5 million and recorded a pre-tax gain of approximately $8.2 million which is included in Net loss from discontinued operations, net of tax in the consolidated statement of income for the three and six months ended June 30, 2008.  IP was identified as available for sale during the fourth quarter of 2007 as we considered it non-core to our future operations.  In connection with the classification of IP as a discontinued operation, we recorded a charge in the fourth quarter of 2007 related to impairment losses.

On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets.  The purchase price was funded through internally generated cash.  The purchase agreement includes an earnout provision, payable after three years based on the performance of the business.  This acquisition is reported as part of our PBM segment.

        We regularly review potential acquisitions and affiliation opportunities.  We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations.  There can be no assurance we will make new acquisitions or establish new affiliations in 2008 or thereafter.

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During the three and six months ended June 30, 2008, we repurchased 5.3 million shares for $373.3 million, and $7.2 million shares for $494.4 million, respectively.  Current year repurchases were funded through internally generated cash.  On July 22, 2008, the Board approved an increase in the share repurchase program by an additional 15 million shares to an aggregate program of 135 million shares.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

BANK CREDIT FACILITY

At June 30, 2008, our credit facility includes $1.1 billion of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of June 30, 2008) is available for general corporate purposes.  During the first and second quarters of 2008, we made scheduled payments of $60.0 million, respectively, on our Term A loan.  The maturity date of our credit facility is October 14, 2010.

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

At June 30, 2008, the weighted average interest rate on the facility was 3.1%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At June 30, 2008, we believe we are in compliance with all covenants associated with our credit facility.

OTHER MATTERS

         In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Our partial adoption of FAS 157 for financial assets and liabilities as of January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2, “Fair Value Measurements.”

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

In December 2007, the FASB issued FAS 141R, “Business Combinations” and FAS 160, “Business Combinations and Noncontrolling Interests” (FAS 141R and FAS 160, respectively).  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.  We do not expect these pronouncements to have an effect on our financial statements unless we enter into a business combination subsequent to the effective date.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues.  Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At June 30, 2008, we had $1,584.6 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $15.8 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

During the second quarter ended June 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits that purport to be class actions.  Each case seeks damages in an unspecified amount.  We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover.  In addition, we are the subject of several governmental investigations described in our Annual Report on Form 10-K for the year ended December 31, 2007.  Such investigations could result in civil damages or other sanctions, the nature and amount of which we cannot currently estimate.  We cannot, however, provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.  In addition, the expenses of defending these cases may have a material effect on our financial results. The following developments have occurred since the filing of our last Form 10-Q on April 29, 2008.

•
Multi-District Litigation -- The previously reported case, Brynien, et al.  v. Express Scripts, Inc. and ESI Mail Services, Inc. (Case No. 1258/2008, Supreme Court of the State of New York, Albany County), has been transferred to the MDL in the Eastern District of Missouri.

•
On May 27, 2008, we entered into an Assurance of Voluntary Compliance (“AVC”) with 28 states and the District of Columbia.  We admitted no wrongdoing, but agreed to pay $9.3 million to the States for monetary payments and costs.  Additionally, we will reimburse individual patients for medical costs associated with statin drug interchanges up to an aggregate maximum of $200,000.   We also agreed to certain injunctive provisions which require us to make certain disclosures to clients and with respect to brand to brand drug interchanges.  This AVC resolves the multi-state investigation which began in July 2004.

•
People of the State of New York, et al v. Express Scripts, Inc. (Case No.4669-04, Supreme Court of the State of New York, County of Albany).  On August 4, 2004, the State of New York filed a complaint against us and Cigna Life Insurance Co.  All parties have settled this lawsuit.  On July 29, 2008, a consent order and judgment was entered by the Court.  In this judgment, the Company and Cigna agreed to pay a total of $27 million.  The judgment requires us, among other things, to make certain disclosures regarding pharmaceutical revenue and generic pricing to client plans and prospective client plans located in the State of New York. It also places some restrictions and requirements on drug preference programs for clients in the State of New York.  This judgment completely resolves this matter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended June 30, 2008 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

4/1/2008 – 4/30/2008	-	$-	-	11.3
5/1/2008 – 5/31/2008	3.8	70.7	3.8	7.5
6/1/2008 – 6/30/2008	1.5	72.3	1.5	6.0
Second Quarter 2008 Total	5.3	$71.1	5.3

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During the three months ended June 30 2008, we repurchased 5.3 million shares for $373.3 million.   Current year repurchases were funded through internally generated cash.  On July 22, 2008, the Board approved an increase in the share repurchase program by an additional 15 million shares to an aggregate program of 135 million shares.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on May 28, 2008.

(b)	The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified: Gary G. Benanav, Frank J. Borelli, Maura C. Breen, Nicholas LaHowchic, Thomas P. Mac Mahon, Woodrow A. Myers Jr., M.D., John O. Parker, Jr., George Paz, Samuel K. Skinner, Seymour Sternberg and Barrett A. Toan.

(c)	The stockholder vote for each director was as follows:

	Votes Cast for	Votes Withheld

Gary G. Benanav	206,306,260	16,666,175
Frank J. Borelli	205,260,127	17,712,308
Maura C. Breen	206,331,814	16,640,621
Nicholas LaHowchic	206,316,794	16,655,641
Thomas P. Mac Mahon	206,310,995	16,661,440
Woodrow A. Myers Jr., M.D.	206,321,725	16,650,710
John O. Parker, Jr.	205,464,002	17,508,433
George Paz	199,453,160	23,519,275
Samuel K. Skinner	202,822,404	20,150,031
Seymour Sternberg	198,028,855	24,943,580
Barrett A. Toan	206,303,387	16,669,048

The stockholders also voted to:

i) approve and ratify an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 650,000,000 shares to 1,000,000,000 shares (191,068,071 affirmative votes; 29,891,102 negative votes; 2,013,262 abstention votes);

ii) approve and ratify an increase in the number of shares of the Company’s common stock authorized for issuance under the Express Scripts, Inc. Employee Stock Purchase Plan from 2,000,000 shares to 3,500,000 shares  (192,126,904 affirmative votes; 7,692,486 negative votes; 1,970,898 abstention votes);

iii) ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for 2008 (213,270,172 affirmative votes; 7,755,398 negative votes; 1,946,865 abstention votes).

Item 6.	Exhibits

(a)	See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: July 30, 2008	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

Date: July 30, 2008	By:	/s/ Jeffrey Hall
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

3.4[2]	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 29, 2008.
3.5	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the “Registration Statement”).
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

10.1[1]
Executive Employment Agreement between the Company and George Paz, dated March 31, 2008 and effective as of April 1, 2008, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2008.

10.2[1]
Executive Employment Agreement between the Company and Jeffrey L. Hall, dated and effective as of April 1, 2008, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2008.

10.3[1]	Amended and Restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 14, 2008.
10.4[1]	Description of Compensation Payable to Non-Employee Directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2008.
31.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[2]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[2]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.2[2]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

____	________________________
1	Management contract or compensatory plan or arrangement.
2	Filed herein.

26