Form 10-Q
period 2008-09-30
EXPRESS SCRIPTS INC
filed 2008-10-30
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number:  0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1420563 (I.R.S. employer identification no.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code:  (314) 996-0900

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

Non-accelerated filer [   ] (Do not check if a smaller reporting company)                 Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____   No     X

Common stock outstanding as of September 30, 2008:	247,459,000	Shares

EXPRESS SCRIPTS, INC.

INDEX

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)		3

		a)	Unaudited Consolidated Balance Sheet	3

		b)	Unaudited Consolidated Statement of Operations	4

		c)	Unaudited Consolidated Statement of Changes	5
			in Stockholders’ Equity

		d)	Unaudited Consolidated Statement of Cash Flows	6

		e)	Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial		16
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About		24
		Market Risk

	Item 4.	Controls and Procedures		25

Part II	Other Information

	Item 1.	Legal Proceedings		26

	Item 1A.	Risk Factors – (Not Applicable)		-

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		27

	Item 3.	Defaults Upon Senior Securities – (Not Applicable)		-

	Item 4.	Submission of Matters to a Vote of Security Holders (Not Applicable)		-

	Item 5.	Other Information – (Not Applicable)		-

	Item 6.	Exhibits		29

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	September 30,	December 31,
(in millons, except share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$227.1	$434.7
Restricted cash and investments	3.5	2.2
Receivables, net	1,228.3	1,184.6
Inventories	158.6	166.1
Deferred taxes	113.3	121.1
Prepaid expenses and other current assets	64.2	18.7
Current assets of discontinued operations	2.0	40.4
Total current assets	1,797.0	1,967.8
Property and equipment, net	216.9	215.5
Goodwill	2,905.8	2,695.3
Other intangible assets, net	342.8	342.0
Other assets	36.8	30.2
Non-current assets of discontinued operations	-	5.6
Total assets	$5,299.3	$5,256.4

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,301.4	$1,258.9
Accounts payable	541.4	517.3
Accrued expenses	388.3	432.5
Current maturities of long-term debt	320.1	260.1
Current liabilities of discontinued operations	1.1	6.2
Total current liabilities	2,552.3	2,475.0
Long-term debt	1,520.3	1,760.3
Other liabilities	361.2	324.7
Total liabilities	4,433.8	4,560.0

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	-	-
Common Stock, 1,000,000,000 authorized, $0.01 par value; shares issued: 318,940,000 and 318,886,000, respectively; shares outstanding: 247,459,000 and 252,371,000, respectively	3.2	3.2
Additional paid-in capital	627.2	564.5
Accumulated other comprehensive income	16.9	20.9
Retained earnings	3,154.2	2,584.9
	3,801.5	3,173.5
Common stock in treasury at cost, 71,481,000 and 66,515,000 shares, respectively	(2,936.0)	(2,477.1)
Total stockholders’ equity	865.5	696.4
Total liabilities and stockholders’ equity	$5,299.3	$5,256.4

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except share data)	2008	2007	2008	2007

Revenues [1]	$5,450.5	$5,358.2	$16,472.1	$16,270.7
Cost of revenues [1]	4,930.1	4,918.1	14,983.0	14,974.3
Gross profit	520.4	440.1	1,489.1	1,296.4
Selling, general and administrative	189.7	174.4	547.1	515.1
Operating income	330.7	265.7	942.0	781.3
Other income (expense):
Non-operating (charges) gains, net	(2.0)	0.2	(2.0)	(18.6)
Undistributed loss from joint venture	-	(0.3)	(0.3)	(1.1)
Interest income	2.1	2.7	10.8	8.1
Interest expense	(15.7)	(31.3)	(56.1)	(79.1)
	(15.6)	(28.7)	(47.6)	(90.7)
Income before income taxes	315.1	237.0	894.4	690.6
Provision for income taxes	112.1	90.3	321.1	256.2
Net income from continuing operations	203.0	146.7	573.3	434.4
Net loss from discontinued operations, net of tax	(1.1)	(3.8)	(4.0)	(5.1)
Net income	$201.9	$142.9	$569.3	$429.3

Weighted average number of common shares outstanding during the period
Basic:	247.1	254.2	249.3	263.1
Diluted:	250.3	257.3	252.7	266.3

Basic earnings per share:
Continuing operations	$0.82	$0.57	$2.30	$1.65
Discontinued operations	-	(0.01)	(0.02)	(0.02)
Net earnings	0.82	0.56	2.28	1.63

Diluted earnings per share:
Continuing operations	$0.81	$0.57	$2.27	$1.63
Discontinued operations	-	(0.01)	(0.02)	(0.02)
Net earnings	0.81	0.56	2.25	1.61

1  Includes retail pharmacy co-payments of $733.7 million and $864.4 million for the three months ended September 30, 2008 and 2007, respectively, and $2,445.5 million  and $2,694.0 million for the nine  months ended September 30, 2008 and 2007, respectively.  See Note 2 for change in accounting policy during the third quarter of 2008.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2007	318.9	$3.2	$564.5	$20.9	$2,584.9	$(2,477.1)	$696.4
Comprehensive income:
Net income	-	-	-	-	569.3	-	569.3
Other comprehensive (loss):
Foreign currency translation adjustment	-	-	-	(4.0)	-	-	(4.0)
Comprehensive (loss) income	-	-	-	(4.0)	569.3	-	565.3
Treasury stock acquired	-	-	-	-	-	(494.4)	(494.4)
Changes in stockholders’ equity related to employee stock plans	-	-	62.7	-	-	35.5	98.2
Balance at September 30, 2008	318.9	$3.2	$627.2	$16.9	$3,154.2	$(2,936.0)	$865.5

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
(in millions)	2008	2007
Cash flows from operating activities:
Net income	$569.3	$429.3
Net loss from discontinued operations, net of tax	4.0	5.1
Net income from continuing operations	573.3	434.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.9	74.3
Non-cash adjustments to net income	100.6	45.2
Changes in operating assets and liabilities:
Claims and rebates payable	33.7	(72.0)
Other net changes in operating assets and liabilities	(53.4)	23.9
Net cash provided by operating activities—continuing operations	727.1	505.8
Net cash provided by (used in) operating activities—discontinued operations	1.9	(7.5)
Net cash flows provided by operating activities	729.0	498.3

Cash flows from investing activities:
Purchases of property and equipment	(59.9)	(47.5)
Acquisition, net of cash	(246.5)	-
Short term investments transferred from cash	(49.3)	-
Proceeds from the sale of businesses	27.7	-
Sale of marketable securities	-	34.2
Other	(0.9)	(0.6)
Net cash used in investing activities—continuing operations	(328.9)	(13.9)
Net cash used in investing activities—discontinued operations	-	(2.0)
Net cash used in investing activities	(328.9)	(15.9)

Cash flows from financing activities:
Proceeds from long-term debt	-	700.0
Repayment of long-term debt	(180.1)	(120.1)
Repayment of revolving credit line, net	-	(50.0)
Tax benefit relating to employee stock compensation	39.2	43.7
Treasury stock acquired	(494.4)	(1,140.3)
Net proceeds from employee stock plans	29.2	47.1
Deferred financing fees	-	(1.3)
Net cash used in financing activities	(606.1)	(520.9)

Effect of foreign currency translation adjustment	(1.6)	3.5

Net decrease in cash and cash equivalents	(207.6)	(35.0)
Cash and cash equivalents at beginning of period	434.7	131.0
Cash and cash equivalents at end of period	$227.1	$96.0

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

Our significant accounting policies normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 21, 2008.  During the third quarter 2008, we changed our accounting policy for member co-payments to retail pharmacies.  See Note 2, “Change in accounting policy.”  For a full description of our accounting policies, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2008, the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2008, and the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

New Accounting Guidance.  In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“FAS 159”).  Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, FAS 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under FAS 159.

In December 2007, the FASB issued FAS 141R, “Business Combinations” and FAS 160, “Business Combinations and Noncontrolling Interests” (“FAS 141R” and “FAS 160”, respectively).  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.  We do not expect these pronouncements to have an effect on our financial statements unless we enter into a business combination subsequent to the effective date.

Note 2 – Change in accounting policy

During the third quarter of 2008, we changed our accounting policy for member co-payments to retail pharmacies.  Prior to this change, member co-payments to retail pharmacies were excluded from our revenue and cost of revenue; however, the amount of such member co-payments was disclosed on the face of the Consolidated Statement of Operations.  Under the new policy, these co-payments are included in revenue and cost of revenue.  We believe that this new policy is preferable under the circumstances because it provides for revenue recognition consistent with industry practice.  This change increases revenues and cost of revenues equally and does not impact gross profit.  Comparative financial statements for all prior periods have been adjusted to apply the new policy retrospectively.

The following tables present the line items on the statement of operations that were impacted by the accounting policy change during the third quarter of 2008.

(in millions)	Prior to Change in Accounting Prnciple	Effect of Change	As Reported
For the three months ended September 30, 2008
Revenues	$4,716.8	$733.7	$5,450.5
Cost of revenues	4,196.4	733.7	4,930.1
Gross profit	520.4	-	520.4

For the nine months ended September 30, 2008
Revenues	14,026.6	2,445.5	16,472.1
Cost of revenues	12,537.5	2,445.5	14,983.0
Gross profit	1,489.1	-	1,489.1

Additionally, the tables below reflect the adjustments to our previously reported financial information for the 2008 and 2007 quarters as well as the years ended 2007, 2006, and 2005.

(in millions)	As Originally Reported(1)	Effect of Change	As Adjusted
For the three months ended March 31, 2008
Revenues	$4,603.1	$887.7	$5,490.8
Cost of revenues	4,137.0	887.7	5,024.7
Gross profit	466.1	-	466.1

For the three months ended June 30, 2008
Revenues	4,706.7	824.1	5,530.8
Cost of revenues	4,204.1	824.1	5,028.2
Gross profit	502.6	-	502.6

For the three months ended March 31, 2007
Revenues	4,508.0	935.6	5,443.6
Cost of revenues	4,089.4	935.6	5,025.0
Gross profit	418.6	-	418.6

For the three months ended June 30, 2007
Revenues	4,574.8	894.0	5,468.8
Cost of revenues	4,137.1	894.0	5,031.1
Gross profit	437.7	-	437.7

For the three months ended September 30, 2007
Revenues	4,493.8	864.4	5,358.2
Cost of revenues	4,053.7	864.4	4,918.1
Gross profit	440.1	-	440.1

For the three months ended December 31, 2007
Revenues	4,692.9	860.5	5,553.4
Cost of revenues	4,230.5	860.5	5,091.0
Gross profit	462.4	-	462.4

(in millions)	As Originally Reported(1)	Effect of Change	As Adjusted
For the year ended December 31, 2007
Revenues	$18,269.5	$3,554.5	$21,824.0
Cost of revenues	16,510.7	3,554.5	20,065.2
Gross profit	1,758.8	-	1,758.8

For the year ended December 31, 2006
Revenues	17,549.9	4,012.7	21,562.6
Cost of revenues	16,081.0	4,012.7	20,093.7
Gross profit	1,468.9	-	1,468.9

For the year ended December 31, 2005
Revenues	16,187.8	5,691.3	21,879.1
Cost of revenues	15,002.0	5,691.3	20,693.3
Gross profit	1,185.8	-	1,185.8

(1)	Adjusted for discontinued operations discussed in Note 5.

Note 3 – Fair value measurements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Our partial adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. Nonrecurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis at September 30, 2008 include cash equivalents of              $160.8 million, restricted cash and investments of $3.5 million and trading securities of $20.3 million (included in other assets).  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

As of September 30, 2008, short-term investments, included in Prepaid expenses and other current assets in the Unaudited Consolidated Balance Sheet, were carried at fair value and consisted of our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund.  The estimated fair value of our investment in the Primary Fund was $47.3 million and our cost was $49.3 million as of September 30, 2008.  The net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Accordingly, we recognized an unrealized loss of $2.0 million in the three months ended September 30, 2008, which is included in Non-operating gains (charges), net in the Unaudited Consolidated Statement of Operations and reclassified the Primary Fund investment from Cash and cash equivalents to Prepaid expenses and other current assets in the Unaudited Consolidated Balance Sheet.  We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy.

We have requested the redemption of our investment in the Primary Fund. We expect cash distributions will occur as the Primary Fund’s assets mature or are sold.  If the markets for short term securities remain illiquid, there may be further declines in the value of these investments.  To the extent we determine there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments.  We believe cash distributions for our investment in the Primary Fund will be received within the next twelve months; however, no commitments on the timing and ability of future redemptions have been made by the Primary Fund.

Note 4 – Acquisition

On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC – Medical Services Company (“MSC”), a privately held Pharmacy Benefit Management (“PBM”) company, for a preliminary purchase price of $246.5 million, which includes a purchase price adjustment for working capital and transaction costs. MSC is a leader in providing PBM services to clients providing workers compensation benefits and enhances our ability to provide high level service and clinical expertise in the workers compensation arena.  The transaction was accounted for under the provisions of FAS 141, “Business Combinations.”

The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition.  A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer relationships in the amount of $28.9 million and internally developed software in the amount of $1.2 million, which are being amortized using a straight-line method over estimated useful lives of fifteen years and five years, respectively.  The acquired customer relationships and internally developed software are included in Other intangibles, net and Property and equipment, net, respectively, in the Unaudited Consolidated Balance Sheet.  In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $212.4 million.  The amounts preliminarily assigned to intangible assets and goodwill may be further adjusted pending finalization of the purchase price and asset valuation.  Goodwill is not deductible for tax purposes.  The purchase price was funded through internally generated cash and temporary borrowings under the credit facility.  This acquisition is reported as part of our PBM segment.

Note 5 – Discontinued operations

On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million which includes an estimated pre-tax gain of approximately $8.2 million.  The gain is included in Net loss from discontinued operations, net of tax in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2008.  Rights to certain working capital balances related to IP were not sold and are retained on the balance sheet as of September 30, 2008.  For a period of time, we will continue to generate cash flows and income statement activity on assets and liabilities of discontinued operations as these working capital balances wind down, which are not expected to be material.

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

On April 4, 2008, we completed the sale of Custom Medical Products, Inc. (“CMP”) and recorded a pre-tax loss of approximately $1.3 million which is included in Net loss from discontinued operations, net of tax in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2008.  CMP, which assembles customer medical kits containing various types of medical supplies, was included in our SAAS segment prior to being classified as a discontinued operation.

    Certain information with respect to the discontinued operations for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Revenues	$-	$25.2	$44.7	$82.3
Net loss from discontinued operations, net of tax	(1.1)	(3.8)	(4.0)	(5.1)
Income tax benefit from discontinued operations	0.7	1.3	0.7	1.9

Note 6 – Non-operating charges, net

The non-operating charge of $2.0 million during the three and nine months ended September 30, 2008 represents an unrealized loss on shares held in the Reserve Primary Fund.  See Note 3, “Fair value measurements.”

On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  Legal and other professional fees (which do not include expenses incurred internally) of $27.2 million were expensed in the first nine months of 2007.   These expenses were partially offset by a $4.4 million special dividend CVS/Caremark Corporation (“CVS/ Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS/Caremark stock in the second quarter of 2007.  We recognized net non-operating charges of $18.6 million in the first nine months of 2007.

Note 7 – Earnings per share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued.  The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for all periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Weighted average number of common shares outstanding during the period – Basic EPS(1)	247.1	254.2	249.3	263.1
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(2)	3.2	3.1	3.4	3.2
Weighted average number of common shares outstanding during the period – Diluted EPS(1)	250.3	257.3	252.7	266.3

(1)
The decrease in weighted average number of common shares outstanding from the prior year for Basic and Diluted EPS resulted from 7.2  million treasury shares repurchased in 2008 and 23.1 million treasury shares repurchased in 2007.

(2)	Excludes SSRs of 0.1 million for the six months ended September 30, 2007. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Note 8 – Stock-based compensation plans

Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock and performance share awards.  Awards are typically settled using treasury shares.  The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years.  Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.  During the first nine months of 2008, we granted 1,800,260 stock options with a weighted average fair market value of $17.86.  The SSRs and stock options have three-year graded vesting.

During the first nine months of 2008, we granted to certain officers and employees approximately 197,000 restricted shares of common stock and performance shares with a weighted average fair market value of $65.10.  The restricted stock awards have three-year graded vesting and the performance shares cliff vest at the end of the three years.  The number of performance shares that ultimately vest is dependent upon achieving specific performance targets.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of non-vested restricted stock and performance share awards was 842,000 at September 30, 2008 and 677,000 at December 31, 2007.

We recognized stock-based compensation expense of $9.4 million and $7.0 million in the three months ended September 30, 2008 and 2007, respectively, and $29.2 million and $23.8 million in the nine months ended September 30, 2008 and 2007, respectively.  Unamortized stock-based compensation as of September 30, 2008 was $39.1 million for stock options and SSRs and $16.0 million for restricted stock and performance shares.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	2.8%-3.2%	4.2%-4.3%	1.9%-3.4%	4.2%-5.2%
Expected volatility of stock	30-31%	31%	30%-31%	31%
Expected dividend yield	None	None	None	None

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

On July 29, 2008, a consent order and judgment was entered into that resolves the complaint filed by the State of New York against us and Cigna Life Insurance Co. on August 4, 2004.  The Company and Cigna agreed to pay a total of $27 million which was paid during the third quarter of 2008.  These amounts had previously been fully reserved and did not have an effect on our results for the third quarter of 2008.

On May 27, 2008, we entered into an Assurance of Voluntary Compliance (“AVC”) with 28 states and the District of Columbia.  In connection with the AVC, we paid approximately $9.3 million during the second quarter 2008.  In addition, we have agreed to pay $200,000 which will be allocated for payments not to exceed $25 each to patients for physician visits and tests related to drug switches between brand statin drugs.  These amounts had previously been fully reserved and did not impact our results for the second quarter of 2008.

Note 10 – Segment information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  As described in Note 5, the IP and CMP line of businesses were included in our SAAS segment prior to being classified as discontinued operations.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the three and nine months ended September 30, 2008 and 2007:

(in millions)	PBM	SAAS	Total
For the three months ended September 30, 2008
Product revenue:
Network revenues(1)	$3,181.6	$-	$3,181.6
Home delivery revenues	1,264.2	-	1,264.2
Other revenues	-	930.3	930.3
Service revenues	47.0	27.4	74.4
Total revenues	4,492.8	957.7	5,450.5
Depreciation and amortization expense	14.5	8.8	23.3
Operating income	315.6	15.1	330.7
Non-operating charges, net			(2.0)
Undistributed loss from joint venture			-
Interest income			2.1
Interest expense			(15.7)
Income before income taxes			315.1
Capital expenditures	29.5	0.3	29.8

(in millions)	PBM	SAAS	Total
For the three months ended September 30, 2007
Product revenue:
Network revenues(1)	$3,184.4	$-	$3,184.4
Home delivery revenues	1,251.2	-	1,251.2
Other revenues	-	849.3	849.3
Service revenues	41.2	32.1	73.3
Total revenues	4,476.8	881.4	5,358.2
Depreciation and amortization expense	13.8	9.0	22.8
Operating income (loss)	269.9	(4.2)	265.7
Non-operating gains, net			0.2
Undistributed loss from joint venture			(0.3)
Interest income			2.7
Interest expense			(31.3)
Income before income taxes			237.0
Capital expenditures	14.9	3.6	18.5

For the nine months ended September 30, 2008
Product revenue:
Network revenues(1)	$9,759.3	$-	$9,759.3
Home delivery revenues	3,742.8	-	3,742.8
Other revenues	-	2,745.0	2,745.0
Service revenues	140.0	85.0	225.0
Total revenues	13,642.1	2,830.0	16,472.1
Depreciation and amortization expense	45.1	27.8	72.9
Operating income	902.7	39.3	942.0
Non-operating charges, net			(2.0)
Undistributed loss from joint venture			(0.3)
Interest income			10.8
Interest expense			(56.1)
Income before income taxes			894.4
Capital expenditures	58.2	1.7	59.9

For the nine months ended September 30, 2007
Product revenue:
Network revenues(1)	$9,722.9	$-	$9,722.9
Home delivery revenues	3,737.6	-	3,737.6
Other revenues	-	2,591.8	2,591.8
Service revenues	124.1	94.3	218.4
Total revenues	13,584.6	2,686.1	16,270.7
Depreciation and amortization expense	47.1	27.2	74.3
Operating income	756.7	24.6	781.3
Non-operating charges, net			(18.6)
Undistributed loss from joint venture			(1.1)
Interest income			8.1
Interest expense			(79.1)
Income before income taxes			690.6
Capital expenditures	37.1	10.4	47.5

(1)
Includes retail pharmacy co-payments of $733.7 million and $864.4 million for the three months ended September 30, 2008 and 2007, respectively, and $2,445.5 million and $2,694.0 million for the nine  months ended September 30, 2008 and 2007, respectively.  See Note 2 for change in accounting policy during the third quarter of 2008.

The following table presents balance sheet information about our reportable segments, including the discontinued operations (“Disc Op”):

(in millions)	PBM	SAAS	Disc Op	Total

As of September 30, 2008
Total assets	$3,169.4	$2,127.9	$2.0	$5,299.3
Investment in equity method investees	-	3.6	-	3.6

As of December 31, 2007
Total assets	$2,958.5	$2,251.9	$46.0	$5,256.4
Investment in equity method investees	0.2	3.4	-	3.6

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

Revenues earned by our Canadian PBM totaled $11.5 million and $10.2 million for the three months ended September 30, 2008 and 2007, respectively, and $34.8 million and $29.8 million for the nine months ended September 30, 2008 and 2007, respectively.  All other revenues were earned in the United States.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $15.6 million and $23.4 million as of September 30, 2008 and December 31, 2007, respectively.  All other long-lived assets are domiciled in the United States.

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

•	our ability to maintain growth rates, or to control operating or capital costs, including the impact of declines in prescription drug utilization
•	increased compliance risk relating to our contracts with the Department of Defense (“DoD”) TRICARE Management Activity and various state governments and agencies
•
uncertainties and risks regarding the Medicare Part D prescription drug benefit, including the financial impact to us to the extent that we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, implementation of regulations that adversely affect our profitability or cash flow, and increased regulatory risk

•
the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers or interruption of the supply of any pharmaceutical products

•
in connection with our specialty pharmacy business, the possible loss, or adverse modification of the terms of our contracts with a limited number of biopharmaceutical companies from whom we acquire specialty pharmaceuticals

•	the use and protection of the intellectual property, data, and tangible assets that we use in our business, or infringement or alleged infringement by us of intellectual property claimed by others
•	our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements, access to capital and increases in interest rates
•
general developments in the health care industry, including the impact of increases in health care costs, government programs to control health care costs, changes in drug utilization and cost patterns and introductions of new drugs

•	increase in credit risk relative to our clients due to adverse economic trends or other factors
•	other risks described from time to time in our filings with the SEC

See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 – “Business” and Item IA – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 21, 2008.

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

We report two segments: PBM and SAAS (see “—Results of Operations”).  Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services.  Tangible product revenue generated by our PBM and SAAS segments represented 98.6% of revenues for both the three and nine months ended September 30, 2008 and for the same period of 2007.

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

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the first nine months of 2008 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy.  In the first nine months of 2008 we benefited from a higher generic fill rate (65.7% compared to 61.1% in the same period of 2007) and better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs.  In addition, through the research performed by the Center, as described above, we intend to provide our clients with additional tools designed to generate higher generic fill rates, and further increase the use of our home delivery and specialty pharmacy services.

                Certain activities within our SAAS segment have improved and we expect them to continue to improve, including specialty pharmacy fulfillment to our PBM clients.  Recently, these operating results have been negatively impacted by margin declines in various other lines of business within our SAAS segment.

We believe the positive trends we see in the first nine months of 2008, including increased generic usage and lower drug purchasing costs, should continue to offset the negative impact of various marketplace forces effecting pricing and plan structure, among other factors, and thus continue to generate improvements in our results of operations in the future.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates.  For a full description of our accounting policies, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 21, 2008.  During the third quarter of 2008, we changed our accounting policy for member co-payments to retail pharmacies.  Refer to Note 2 for further discussion.

RESULTS OF OPERATIONS

PBM OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008(2)	2007	2008(2)	2007

Product revenues
Network revenues(3)	$3,181.6	$3,184.4	$9,759.3	$9,722.9
Home delivery revenues	1,264.2	1,251.2	3,742.8	3,737.6
Service revenues	47.0	41.2	140.0	124.1
Total PBM revenues	4,492.8	4,476.8	13,642.1	13,584.6
Cost of PBM revenues(3)	4,024.6	4,079.2	12,314.4	12,433.7
PBM gross profit	468.2	397.6	1,327.7	1,150.9
PBM SG&A expenses	152.6	127.7	425.0	394.2
PBM operating income	$315.6	$269.9	$902.7	$756.7

Total adjusted PBM Claims(1)	122.4	122.7	377.7	374.3

(1)	Adjusted PBM claims represent network claims plus home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network claims are generally 30 day claims.
(2)	Includes the July 22, 2008 acquisition of MSC.
(3)
Includes retail pharmacy co-payments of $733.7 million and $864.4 million for the three months ended September 30, 2008 and 2007, respectively, and $2,445.5 million and $2,694.0 million for the nine months ended September 30, 2008 and 2007, respectively.  See Note 2 for change in accounting policy during the third quarter of 2008.

Network claims decreased 0.7 million, or 0.8%, in the three months ended September 30, 2008 from the same period of 2007.   Network claims increased by 2.7 million, or 1.0%, in the nine months ended September 30, 2008 from the same period of 2007.  Total unadjusted home delivery claims increased 0.1 million, or 1.3%, and 0.2 million, or 0.8%, for the three and nine months ended September 30, 2008, respectively, when compared to the same periods of 2007.  On an adjusted basis, total PBM claims remained relatively constant for the three months ended September 30, 2008 when compared to the same period of 2007.  For the nine months ended September 30, 2008, adjusted PBM claims increased 3.4 million, or 0.9%.

 Product Revenues for the three months ended September 30, 2008:  Network pharmacy revenues decreased $2.8 million, or 0.1%, in the three months ended September 30, 2008 over the same period of 2007.  The decrease is due to the expected loss of discount card programs and other low margin clients, creating a reduction in claims volume.

Additionally, our generic penetration rate affects our average revenue per network claim.  Our generic fill rate increased to 67.3% of total network claims in the third quarter of 2008 as compared to 63.6% in the same period of 2007, which reduces revenue (but not margin) as generic drugs are generally less expensive than the corresponding brand drug.

Home delivery revenues increased by $13.0 million, or 1.0%, in the three months ended September 30, 2008 from the same period in 2007.  The increase in home delivery revenues is primarily due to two factors: changes in volume and changes in price.  Approximately, $16.4 million of the increase is due to higher claim volumes, as described above.  This increase is offset by a $3.4 million decrease in price.  The decrease in price is due to the impact of the higher generic fill rate on average revenue per home delivery claim.  Our generic fill rate increased to 57.2% of total home delivery claims in the three months ended September 30, 2008 as compared to 51.1% in the same period of 2007.

Product Revenues for the nine months ended September 30, 2008:  Network pharmacy revenues increased $36.4 million, or 0.4%, in the nine months ended September 30, 2008 from the same period in 2007.  Approximately $92.5 million of the increase in network pharmacy revenues is attributable to changes in volume.  This was offset by a decrease of approximately $56.1 million in network pharmacy revenues attributable to changes in price.

Average revenue per network claim decreased 0.6% for the nine months ended September 30, 2008 from the same period of 2007.  Our generic fill rate affects our average revenue per network claim, as noted above. As our generic fill rate has increased to 66.9% of total network claims in the first nine months of 2008 as compared to 62.6% in the same period in 2007, it offsets the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

For the nine months ended September 30, 2008, home delivery revenues increased $5.2 million, or 0.1%, as compared to the same period of 2007.  Approximately, $28.9 million of the increase in home delivery revenues is attributable to changes in volume.  This was offset by a decrease of approximately $23.7 million in home delivery revenues attributable to changes in price.  Average revenue per home delivery claim decreased 0.6% which is primarily due the impact of higher generic fill rate.  Our generic fill rate increased to 56.0% of total home delivery claims in the nine months ended September 30, 2008 as compared to 49.7% in the same period of 2007.

Cost of PBM revenues decreased $54.6 million, or 1.3%, and $119.3 million, or 1.0%, in the three and nine months ended September 30, 2008 from the same period of 2007.  The decrease is primarily due to improvements in the aggregate generic fill rate and better management of ingredient costs resulting from renegotiation of certain supplier contracts.

Our PBM gross profit increased $70.6 million, or 17.8%, and $176.8 million, or 15.4%, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods of 2007.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs were partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment.

Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months and nine months ended September 30, 2008 increased by $24.9 million, or 19.5%, and $30.8 million, or 7.8%, respectively.  The increase is primarily due to the expansion of our operation and administrative functions supporting our program initiatives for impacting consumer behaviors to help drive lowest cost drug mix, maximum therapy adherence and greatest use of the most cost-effective delivery channel.  In addition, we had a charge related to internally developed software.

       PBM operating income increased $45.7 million, or 16.9%, and $146.0 million, or 19.3%, respectively, for the three months and nine months ended September 30, 2008 as compared to the same period of 2007, based on the various factors described above.

SAAS OPERATING INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Product revenues	$930.3	$849.3	$2,745.0	$2,591.8
Service revenues	27.4	32.1	85.0	94.3
Total SAAS revenues	957.7	881.4	2,830.0	2,686.1
Cost of SAAS revenues	905.5	838.9	2,668.6	2,540.6
SAAS gross profit	52.2	42.5	161.4	145.5
SAAS SG&A expenses	37.1	46.7	122.1	120.9
SAAS operating income (loss)	$15.1	$(4.2)	$39.3	$24.6

As previously noted (see Note 5, “Discontinued operations”) our SAAS results for 2008 and 2007 have been adjusted for the discontinued operations, which were formerly part of our SAAS segment.

SAAS Continuing Operations.   SAAS revenues increased $76.3 million, or 8.7%, and $143.9 million, or 5.4%, respectively, in the three and nine months ended September 30, 2008 over the same periods of 2007. This is partially due to increased cross-selling of specialty services to our PBM clients.

SAAS cost of revenues increased $66.6 million, or 7.9%, and $128.0, or 5.0%, in the three and nine months ended           September 30, 2008 over the same periods of 2007.  The larger increase in revenue resulted in an increase in gross profit of $9.7 million, or 22.8% and $15.9 million, or 10.9%, in the three and nine months ended September 30, 2008 over the same periods of 2007.

SG&A for our SAAS segment for the three months ended September 30, 2008 decreased by $9.6 million, or 20.6%.  The decrease is primarily caused by a charge of $13.5 million to bad debt expense in the third quarter 2007 in our Specialty Distribution line of business related to the insolvency of a client and integration of resources with our PBM.  The decrease is partially offset by an increase in management compensation in 2008 due to better financial results.  SG&A for our SAAS segment for the nine months ended September 30, 2008 is consistent with the same period of 2007.

SAAS income from continuing operations increased by $19.3 million, or 459.5%, for the three months ended                 September 30, 2008 and by $14.7 million, or 59.8%, in the nine months ended September 30, 2008 from the same periods of 2007 based on the factors described above.

OTHER (EXPENSE) INCOME

Net interest expense decreased $15.0 million, or 52.4%, and $25.7 million, or 36.2%  in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, which is primarily due to decreases in interest rates and lower outstanding debt (see “—Liquidity and Capital Resources—Bank Credit Facility”).

The non-operating charge of $2.0 million during the three and nine months ended September 30, 2008 represents an unrealized loss on shares held in the Reserve Primary Fund (see “—Liquidity and Capital Resources—Investments”).

                On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock.  On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark.  Legal and other professional fees (which do not include expenses incurred internally) of $27.2 million were expensed in the first nine months of 2007.   These expenses were partially offset by a $4.4 million special dividend CVS/Caremark Corporation (“CVS/Caremark”) paid on Caremark stock we owned prior to the CVS/Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS/Caremark stock in the second quarter of 2007.  We recognized net non-operating charges of $18.6 million in the first nine months of 2007.

PROVISION FOR INCOME TAXES

Our effective tax rate was 35.6% and 35.9% for the three and nine months ended September 30, 2008, respectively, as compared to 38.1% and 37.1% for the same periods of 2007.  The three and nine months ended September 30, 2008 include discrete tax adjustments resulting in a net tax benefit of $2.7 million and $5.2 million, respectively, attributable to lapses in the applicable statutes of limitations, favorable audit resolutions, and changes in our unrecognized tax benefits.  The three and nine months ended September 30, 2007 include a nondeductible penalty of $10.5 million relating to the settlement of a legal matter.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

Net loss from discontinued operations, net of tax, decreased $2.7 million and $1.1 million for the three and nine months ended September 30, 2008, respectively, compared to the same period of 2007.  See Note 5 “Discontinued operations” for additional discussion.

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended September 30, 2008 increased $59.0 million, or 41.3%, over the same period of 2007. Net income increased $140.0 million, or 32.6%, for the nine months ended September 30, 2008 over the same period of 2007.

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

Basic and diluted earnings per share increased 46.4% and 44.6%, respectively, for the three months ended                   September 30, 2008 over the same period of 2007.  For the nine months ended September 30, 2008, basic and diluted earnings per share increased 39.9% and 39.8%, respectively, over the nine months ended September 30, 2007.  This increase is primarily due to improved operating results, as well as the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 7.2 million shares in the nine months of 2008 and 23.1 million shares during 2007 (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the nine months ended September 30, 2008, net cash provided by continuing operations increased $221.3 million to $727.1 million. Changes in operating cash flows from continuing operations for the nine months ended September 30, 2008 were impacted by the following factors:

•	Net income from continuing operations increased $138.9 million in the nine months ended September 30, 2008 as compared to the same period of 2007.
•	Changes in working capital resulted in a reduction of cash outflow from $48.1 million in the nine months ended September 30, 2007 to $19.7 million in the first nine months of 2008.
•
Net non-cash adjustments to net income increased from $45.2 million in the first nine months of 2007 to $100.6 million in the first nine months of 2008, primarily due to changes in the deferred tax provision caused by the first quarter 2007 implementation of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.

Our capital expenditures for the nine months ended September 30, 2008 increased $12.4 million compared to the same period of 2007.  We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  We expect future anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

INVESTMENTS

As of September 30, 2008, short-term investments, included in Prepaid expenses and other current assets in the Unaudited Consolidated Balance Sheet, were carried at fair value and consisted of our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund.  The estimated fair value of our investment in the Primary Fund was $47.3 million and our cost was $49.3 million as of September 30, 2008.  The net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Accordingly, we recognized an unrealized loss of $2.0 million in the three months ended September 30, 2008, which is included in Non-operating gains (charges), net in the Unaudited Consolidated Statement of Operations and reclassified the Primary Fund investment from Cash and cash equivalents to Prepaid expenses and other current assets in the Unaudited Consolidated Balance Sheet.  We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund.

We have requested the redemption of our investment in the Primary Fund. We expect cash distributions will occur as the Primary Fund’s assets mature or are sold.  If the markets for short term securities remain illiquid, there may be further declines in the value of these investments.  To the extent we determine there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments.  We believe cash distributions for our investment in the Primary Fund, will be received within the next twelve months; however, no commitments on the timing and ability of future redemptions have been made by the Primary Fund.

CHANGES IN BUSINESS

On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC -  Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $246.5 million, which includes a purchase price adjustment for working capital and transaction costs. MSC is a leader in providing PBM services to clients providing workers compensation benefits.  The transaction was accounted for under the provisions of Financial Accounting Standards (“FAS”) 141, “Business Combinations.”  The purchase price was funded through internally generated cash and temporary borrowings under the revolving credit facility.  This acquisition is reported as part of our PBM segment.

On July 1, 2008, the merger of RxHub and SureScripts was announced.  We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans.  The new organization will enable physicians to securely access health information when caring for their patients through a fast and efficient health exchange.  We have retained one-sixth ownership in the merged company.  Due to the decreased ownership percentage, the investment is being recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment.  This change did not have a material effect on our consolidated financial statements.

        On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”) for $27.5 million and recorded a pre-tax gain of approximately $8.2 million which is included in Net loss from discontinued operations, net of tax in the consolidated statement of income for the three and nine months ended September 30, 2008.  IP was identified as available for sale during the fourth quarter of 2007 as we considered it non-core to our future operations.  In connection with the classification of IP as a discontinued operation, we recorded a charge in the fourth quarter of 2007 related to impairment losses.

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

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During the three months ended September 30, 2008, we repurchased no treasury shares.  During the nine months ended September 30, 2008, we repurchased 7.2 million shares for $494.4 million.  Current year repurchases were funded through internally generated cash.  On July 22, 2008, the Board approved an increase in the share repurchase program to an aggregate program of 135 million shares, of which 21 million shares remain available for repurchase under this program.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

BANK CREDIT FACILITY

At September 30, 2008, our credit facility includes $1.0 billion of Term A loans, $800.0 million of Term-1 loans and a              $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of September 30, 2008) is available for general corporate purposes.  During the first nine months of 2008, we made three scheduled payments of $60.0 million on our Term A loan.  The maturity date of our credit facility is October 14, 2010.

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

At September 30, 2008, the weighted average interest rate on the facility was 4.1%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At September 30, 2008, we believe we are in compliance with all covenants associated with our credit facility.

CREDIT MARKET CONDITIONS

As of September 30, 2008, we had $227.1 million of cash on hand which is consistent with historical levels.  We consistently generate positive cash flow from operations and typically do not rely on external sources of capital to meet our routine operating needs.  As a result, we do not expect material adverse financial consequences due to the recent credit market conditions.

OTHER MATTERS

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued FAS 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Our partial adoption of FAS 157 for financial assets and liabilities as of January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2, “Fair Value Measurements.”

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

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At September 30, 2008, we had $1,613.3 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $16.1 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms.  Under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.

During the third quarter ended September 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
Multi-District Litigation (Minshew v. Express Scripts) (Case No.Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri) (filed December 12, 2001);   New England Health Care Employees Welfare Fund v. Express Scripts, Inc.   (Case No.4:05-cv-1081, United States District Court for the Eastern District of Missouri) (filed October 28, 2004)) -- On July 30, 2008, the plaintiffs’ motion for class certification of the ERISA plans was denied by the Court in its entirety.  Additionally, the Company’s motion for partial summary judgment on the issue of our ERISA fiduciary status was granted in part.  The Court found that the Company was not a fiduciary with respect to generic drug pricing, selecting the source for drug pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share.  The Court found that the Company was an ERISA fiduciary only with respect to the calculation of certain amounts due to clients under a therapeutic substitution program in effect.

•
Irwin v. AdvancePCS, et al. (Case No.RG030886393, Superior Court of the State of California for Alameda County) (filed March 26, 2003).  On September 19, 2008, plaintiffs filed a motion to dismiss this previously reported case and the court entered the dismissal.

•
Derivative lawsuits: Scott Rehm, Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Case No.044-1960a, Missouri Circuit Court, City of St. Louis) (filed August 27, 2004) – Plaintiff filed a motion to voluntarily dismiss the case and the dismissal was entered on August 28, 2008.

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

Additional information regarding such matters is contained in Item 3 – Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1 in our Quarterly Reports on Form 10-Q for the quarterly periods ended              March 31, 2008 and June 30, 2008.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended September 30, 2008 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

7/1/2008 – 7/31/2008	-	$-	-	21.0
8/1/2008 – 8/31/2008	-	-	-	21.0
9/1/2008 – 9/30/2008	-	-	-	21.0
Third Quarter 2008 Total	-	$-	-

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During the three months ended September 30, 2008, we repurchased no shares of treasury stock.  On July 22, 2008, the Board approved an increase in the share repurchase program to an aggregate program of 135 million shares, of which 21 million shares remain available for repurchase under this program.  Current year repurchases were funded through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits

(a)	See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: October 30, 2008	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

Date: October 30, 2008	By:	/s/ Jeffrey Hall
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

3.4
Certificate of Amendment to the Certificate of Incorporation of the Company dated May 29, 2008, incorporated by reference to Exhibit No. 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2008.

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

4.6
Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

18.1[1]	Preferability Letter from Pricewaterhouse Coopers, LLC, the Company’s independent registered public accounting firm.
31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

Exhibit Number	Exhibit
31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

1	Filed herein.

30