Form 10-K
period 2008-12-31
EXPRESS SCRIPTS INC
filed 2009-02-25
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

Commission File Number:  0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1420563 (I.R.S. Employer Identification No.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code:  (314) 996-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class Common Stock $0.01 par value Preferred Share Purchase Rights	Name of each exchange on which registered Nasdaq Global Select Market
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
Yes ___  No     X

The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2008, was $15,264,424,000 based on 243,374,000 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $62.72 as reported on the Nasdaq Global Select Market.  Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant.  The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2009:	247,676,000	Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2008.

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

PART I

THE COMPANY

Item 1 — Business

Industry Overview

Prescription drugs play a significant role in healthcare and today constitute the first line of treatment for many medical conditions. As pharmaceutical research opens the potential for even more effective drugs, demand can be expected to increase. For millions of people, prescription drugs equate to the hope of improved health and quality of life. At the same time, prescription drug costs are shaping one of the most persistent challenges to health care financing. Even as pharmaceutical development opens new paths to better healthcare, we confront the possibility that high costs may limit access to these therapies.

Employer total medical costs continue to outpace the rate of overall inflation.  Prescription drug costs accounted for approximately 10.3% of United States health care expenditures in 2008 and are expected to increase to about 12.1% in 2017 according to the Centers for Medicare & Medicaid (“CMS”) estimates.  In response to cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, we develop innovative strategies designed to keep medications affordable. As evidence of these strategies, our annual per member drug spending increased by only 2.7% in 2008, compared to the 5.5% increase in 2007.

Plan sponsors who are more aggressive in taking advantage of our effective tools to manage drug spend have seen actual reduction in their prescription drug trend while preserving healthcare outcomes.  Greater use of generic drugs and lower-cost brand drugs reduced spending to levels never seen before for commercially insured consumers and their employers.  Our leading generic penetration rate of 66.1% for 2008 was 2.4% above the national rate of 63.7% (based on estimates for the twelve month period through September 2008), resulting in lower drug spending for both members and plan sponsors

We help health benefit providers address access and affordability concerns resulting from rising drug costs while helping to improve healthcare outcomes.  We manage the cost of the drug benefit by performing the following functions:

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

Pharmacy benefit management (“PBM”) companies combine retail pharmacy claims processing, formulary management and home delivery pharmacy services to create an integrated product offering to manage the prescription drug benefit for payors.  Some PBMs now provide specialty services to provide treatments for diseases that rely upon high-cost injectible, infused, oral or inhaled drugs which provide a more effective solution than many retail pharmacies.  PBMs also have broadened their service offerings to include compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and other distribution services.

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

Services from our Specialty and Ancillary Services (“SAAS”) segment, which consists of the Specialty operations of CuraScript, Inc. (“CuraScript”) and our Specialty Distribution Services (“SDS”) and Phoenix Marketing Group LLC (“PMG”) lines of business, include:

•	delivery of injectible biopharmaceutical products to patients’ homes, physician offices, and certain associated patient care services
•	distribution of pharmaceuticals and medical supplies to providers and clinics
•	bio-pharma services including reimbursement and customized logistics solutions
•	distribution of pharmaceuticals to low-income patients through pharmaceutical manufacturer-sponsored and company-sponsored generic patient assistance programs
•	distribution of pharmaceuticals requiring special handling or packaging including infertility pharmaceuticals
•	distribution of sample units to physicians and verification of practitioner licensure

Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, home delivery pharmacy services and SAAS services. Revenues from the delivery of prescription drugs to our members represented 98.7% of revenues in 2008 and 98.6% in both 2007 and 2006.  Revenues from services, such as the fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services, comprised the remainder of our revenues.

Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through the three home delivery fulfillment pharmacies and eight specialty drug pharmacies we operated as of December 31, 2008.  More than 60,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participate in one or more of our networks. The top ten retail pharmacy chains represent approximately 60% of the total number of stores in our largest network.

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

During 2008, 82.9% of our revenues were derived by our PBM operations, compared to 83.4% and 84.1% during 2007 and 2006, respectively.  The number of retail pharmacy network claims processed and the number of home delivery pharmacy claims remained relatively constant from 2007 to 2008.  This is primarily due to the expected client attrition of discount card programs and other low margin clients and decreased utilization due to the current economic environment, roughly offsetting the addition of new clients.

Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, we negotiate with pharmacies to discount the price at which they will provide drugs to members. We manage national and regional networks in the United States that are responsive to client preferences related to cost containment, convenience of access for members, and network performance. We also manage networks of pharmacies that are customized for or under direct contract with specific clients.  In addition, we have contracted Medicare Part D provider networks to comply with CMS access requirements for the Medicare Part D Prescription Drug Program.

All retail pharmacies in our pharmacy networks communicate with us online and in real-time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified member and prescription information in an industry-standard format through our systems, which will process the claim and send a response back to the pharmacy. The electronic processing of the claim includes, among other things, the following:

•	confirming the member’s eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage
•	performing a concurrent drug utilization review and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage
•	updating the member’s prescription drug claim record
•	if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed according to its provider agreement with us
•	informing the pharmacy of the co-payment amount to be collected from the member based upon the client’s plan design and the remaining payable amount due to the pharmacy from the plan

Patient Services. As of December 31, 2008, we operated three home delivery pharmacies to dispense prescription drugs located in Maryland Heights, Missouri; Bensalem, Pennsylvania; and Tempe, Arizona.  In addition to the order processing that occurs at these home delivery pharmacies, we also operate five non-dispensing order processing facilities in Troy, New York; Harrisburg, Pennsylvania; Bensalem, Pennsylvania; Albuquerque, New Mexico; and Tempe, Arizona. In addition, we operated eight contact centers located in Bloomington, Minnesota; Farmington Hills, Michigan; Harrisburg, Pennsylvania; St. Mary’s, Georgia; Tempe, Arizona; Orlando, Florida; St. Louis, Missouri; and Pueblo, Colorado.  Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale.  Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, we believe we are generally able to achieve a higher level of generic substitutions and therapeutic interventions than can be achieved through the retail pharmacy networks.

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

Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:

•	financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, tiered co-payments, deductibles or annual benefit maximums
•	generic drug utilization incentives
•	incentives or requirements to use only certain network pharmacies or to order certain maintenance drugs (e.g. therapies for diabetes, high blood pressure, etc.) only for home delivery
•	reimbursement limitations on the amount of a drug which can be obtained in a specific period
•	utilization management programs such as step therapy and prior authorization, that focus the use of medications according to clinically developed algorithms
•	behavior-centric programs that drive adoption of generics, better therapy adherence and greater use of home delivery

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

Our foremost consideration in the formulary development process is the clinical appropriateness of the particular drugs. In developing formularies, we first perform a rigorous assessment of the available evidence regarding the drug’s safety and clinical effectiveness.  No new drug is added to the formulary until it is approved by our National Pharmacy & Therapeutics Committee (“P&T Committee”) – a panel composed of nineteen independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations.  We fully comply with the P&T Committee’s clinical recommendations.  In making its clinical recommendation, the P&T Committee has no knowledge of information regarding the discount or rebate arrangement we might negotiate with the manufacturer.  This is designed to ensure the clinical recommendation is not affected by our financial arrangements.  After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost-effectiveness.

We administer a number of different formularies for our clients.   The use of formulary drugs is encouraged through various benefit design features.  Historically, many clients selected a plan design that included an open formulary in which all drugs were covered by the plan.  Today, a majority of our clients select formularies which are designed to be used with various financial or other incentives, such as three-tier co-payments, that drive the selection of formulary drugs over their non-formulary alternatives.  Some clients select closed formularies, in which benefits are available only for drugs listed on the formulary.  In 2008, about 77% of all claims fell into three-tier or closed categories compared to 76% for 2007 and 75% for 2006.  Use of formulary drugs can be encouraged in the following ways:

•	through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-formulary drug
•	by employing a behavior-centric approach to understand and communicate with members
•	by educating members and physicians with respect to benefit design implications
•	by promoting the use of lower cost generic alternatives
•	by implementing utilization management programs such as step therapy and prior authorization, that focus the use of medications according to clinically developed algorithms

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

Behavior Centric Approach (Consumerology).  During 2008, we established the Center for Cost-Effective Consumerism to provide insight into how consumers make decisions about healthcare.  We have learned financial incentives alone are not sufficiently effective to motivate necessary change. The key is an advanced understanding of human behavior that treats members as individuals.

We are employing principles of behavioral economics to develop new approaches that drive adoption of generics, better therapy adherence and greater use of home delivery. These new programs have been well received by our plan sponsor clients. We are conducting pilots to test these principles, and using the insights acquired to further improve how members use their pharmacy benefit, stay compliant with their medications and save money for themselves and their plan sponsors.

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

To facilitate communications between members and physicians, health condition information from DrugDigest.org has been compiled into “For Your Physician Visit” which is available on the member website.  Using it, members complete and print appropriate checklists on conditions such as diabetes and depression.  Discussing the completed checklists gives both the member and the physician a better understanding of the member’s true health status.   Information on DrugDigest.org does not constitute part of this document.

SAAS Services

Overview.  Our SAAS segment includes the Specialty operations of CuraScript, and our SDS and PMG lines of business.  Through our SAAS segment we provide specialty services, including delivery of injectible drugs to patient homes, physician offices and certain associated patient care services; distribution of pharmaceuticals and medical supplies to providers and clinics; and bio-pharma services including reimbursement and customized logistics solutions.  The SAAS segment also includes distribution of specialty pharmaceuticals requiring special handling or packaging; distribution of pharmaceuticals to low-income patients through manufacturer-sponsored branded and company-sponsored generic patient assistance programs; and distribution of sample units to physicians and verification of practitioner licensure.  During 2008, 17.1% of our revenues were derived from SAAS services, compared to 16.6% and 15.9% during 2007 and 2006, respectively.

        Collectively under the CuraScript name, we now operate four integrated brands that service the patient through multiple paths: Payors, Providers, and Pharma.  CuraScriptSP operates specialty pharmacies in eight states with primary operations located in Orlando, Florida.  These locations provide patient care and direct specialty home delivery to our patients.  CuraScriptSD provides specialty distribution of pharmaceuticals and medical supplies direct to providers and clinics and operates a Group Purchasing Organization (“GPO”) for many of our clients.  We currently operate CuraScriptSD, a specialty distribution center located in Grove City, OH.  FreedomFP provides fertility services to both providers and patients and is located in Byfield, MA.  Finally, HealthBridge provides Bio-Pharma services including reimbursement and customized logistics solutions.   We believe in total, the collective CuraScript brands position us solidly within the Specialty market.

     Discontinued Operations.   On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million and recorded a pre-tax gain of approximately $7.4 million.  The gain is included in net loss from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2008.  IP was identified as available for sale during the fourth quarter of 2007 as we considered it non-core to our future operations. IP had previously been reported in our SAAS segment.

     In connection with the classification of IP as a discontinued operation, we recorded a charge of $34.0 million in the fourth quarter of 2007, the majority of which reflects the IP goodwill and intangible asset impairment losses and the subsequent write-down of IP assets to fair market value (see—“Critical Accounting Policies—Asset Impairment”).

     On April 4, 2008, we completed the sale of Custom Medical Products, Inc.  (“CMP”) and recorded a pre-tax loss of approximately  $1.3 million which is included in net loss from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2008.  CMP had previously been reported in our SAAS segment.

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

    Biotech Services.  In the PhRMA 2008 Report on Medicines in Development, there were more than 600 biotech drugs in clinical trials or under review by the United States Food and Drug Administration at the end of 2008.  For new biopharmaceuticals being launched, we can provide biotech manufacturers product distribution management services.  We design strategies tailored to each product’s needs with a focus on identifying opportunities to educate the marketplace regarding drug effectiveness, proper utilization and payor acceptance.

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

Segment Information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  Our SAAS segment includes the Specialty operations of CuraScript, and our SDS and PMG lines of business.  Information regarding our segments appears in Note 14 of the notes to our consolidated financial statements and is incorporated by reference herein.

Suppliers

We maintain an inventory of brand name and generic pharmaceuticals in our home delivery pharmacies and biopharmaceutical products in our specialty pharmacies and distribution centers to meet the needs of our patients whether they are being treated for rare or chronic diseases.  If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers.  Currently, approximately 98% of our branded pharmaceutical purchases by our home delivery pharmacies and approximately 75% of our purchases by our SAAS segment are through one wholesaler.  Generic pharmaceuticals are generally purchased directly from manufacturers.

Clients

We are a provider of PBM services to several market segments.  Our clients include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs.  We provide Specialty services to customers who also include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, government health programs, office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists, and others.

Our top five clients collectively represented 18.2%, 18.1%, and 19.6% of revenues during 2008, 2007 and 2006 respectively.  None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2008, 2007 or 2006.

Medicare Prescription Drug Coverage

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act.  Since January 1, 2006, eligible Medicare beneficiaries have been able to obtain prescription drug coverage under Part D by enrolling in a prescription drug plan (“PDP”) or a “Medicare Advantage” plan that offers prescription drug coverage (an “MA-PD”).  In addition, the MMA created an opportunity for employers offering eligible prescription drug coverage for their Medicare-eligible members to receive a subsidy payment by enrolling in the Retiree Drug Subsidy (“RDS”) program.  To claim the subsidy, the beneficiaries that an employer claims cannot be enrolled in a PDP or MA-PD.

Our services support clients who have elected to become a PDP or an MA-PD.  In addition, we support the needs of employers who enroll in the RDS program.  We provide PBM services to these clients as well as Part D functions that include managing member out of pocket costs, creation of Explanation of Benefits of the prescription data event, medication therapy management services, and various reporting required by CMS.

In 2006, we were approved by CMS to function as a Part D PDP plan sponsor, offering prescription drug coverage to Employer Group Waiver Plans, through our wholly owned subsidiary, Express Scripts Insurance Company.  Beginning January 1, 2007, our PDP offered prescription drug coverage nationally and in Puerto Rico. In 2008, the requirement changed no longer requiring us to offer a plan to the individual market.  Therefore beginning in 2008, we only offer an Employer Group Waiver Plan. The Express Scripts Insurance Company is licensed by the Arizona Department of Insurance as a Disability Insurer which meets the CMS requirements of a risk-bearing entity regulated under state insurance laws or similar statutes.

Acquisitions and Joint Ventures

On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC -  Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $251.0  million, which includes a purchase price adjustment for working capital and transaction costs. MSC is a leader in providing PBM services to clients providing workers’ compensation benefits.  The transaction was accounted for under the provisions of Financial Accounting Standards (“FAS”) 141, “Business Combinations.”  The purchase price was funded through internally generated cash and temporary borrowings under our revolving credit facility.  This acquisition is reported as part of our PBM segment and did not have a material effect on  our consolidated financial statements (See Note 3).

We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans.  On July 1, 2008, the merger of RxHub and SureScripts was announced.  The new organization will enable physicians to securely access health information when caring for their patients through a fast and efficient health exchange.  We have retained one-sixth ownership in the merged company.  Due to the decreased ownership percentage, the investment is being recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment.  This change did not have a material effect on our consolidated financial statements.

On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets.  The purchase price was funded through internally generated cash.  The purchase agreement includes an earnout provision, payable after three years based on the performance of the business.  This acquisition is reported as part of our PBM segment, and did not have a material effect on our consolidated financial statements.

We regularly review potential acquisitions and affiliation opportunities.  We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations.  There can be no assurance we will make new acquisitions or establish new affiliations in 2009 or thereafter.  (see “Liquidity and Capital Resources – Acquisitions and Related Transactions”).

Company Operations

General.   As of December 31, 2008, our PBM segment operated three dispensing home delivery pharmacies, five non-dispensing order processing centers, and eight patient contact centers out of leased and owned facilities; and our SAAS segment operated eight specialty drug pharmacies.  Electronic pharmacy claims processing takes place at facilities owned by Electronic Data Systems Corp. (“EDS”).  At our Canadian facilities, we have sales and marketing, client services, pharmacy help desk, clinical, network contracting and management, and certain management information systems capabilities.

Sales and Marketing.   In the United States, our sales managers and directors market and sell PBM services, supported by a team of client-service representatives, clinical pharmacy managers, and benefit analysis consultants.  This team works with clients to make prescription drug use safer and more affordable.  A dedicated sales staff cross-markets SAAS services to our PBM clients.  In addition, sales personnel dedicated to our SAAS segment use direct marketing to generate new customers and solidify existing customer relationships.  In Canada, marketing and sales efforts are conducted by our staff based in Mississauga, Ontario and Montreal, Quebec.

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

We have a research team whose mission is to conduct timely, rigorous and objective research that supports evidence-based pharmacy benefit management.  Using pharmacy and medical claims data together with member surveys, the research department conducts studies to evaluate clinical, economic and member impact of pharmacy benefits. The release of our 2007 Annual Drug Trend report in April 2008 marked our eleventh consecutive year of tracking prescription drug trends.  Based on a large sample of our membership, the 2007 Annual Drug Trend report not only examines trends in pharmaceutical utilization and cost, it also investigates the factors that underlie those trends.  The current 2007 Annual Drug Trend report and results of our other studies are shared at our annual Outcomes Conference.  We also present at other client forums, speak at professional meetings and publish in health-related journals.

Information Technology.   Our Information Technology department supports our pharmacy claims processing systems, our specialty pharmacy systems and other management information systems essential to our operations.  Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us.  Claims for our PBM segment are presently processed in the United States through systems which are maintained, managed and operated domestically by EDS.  Canadian claims are processed through systems maintained and operated by IBM and managed by us.  We believe we have substantial capacity for growth in our United States and Canadian claims processing facilities.

        Specialty pharmacy operations are supported by multiple pharmacy systems which are maintained, managed and operated internally.  We have integrated the business to a common set of shared services and infrastructure, data processing centers, and disaster recovery.

We leverage EDS and SunGard Recovery Services to provide certain disaster recovery services for systems located at the EDS data centers.  For systems not covered by an EDS and SunGard Recovery Services arrangement, such as our specialty pharmacy data centers, our corporate disaster recovery organization manages internal recovery services.

Competition

There are a number of other PBMs in the United States against which we compete.  Some of these are independent PBMs, such as Catalyst RX, Medco, and MedImpact.  Others are owned by managed care organizations such as Aetna Inc., CIGNA Corporation, Prime Therapeutics and Wellpoint Health Networks Inc.  Some are owned by retail pharmacies, such as Caremark (owned by CVS), Rite Aid Health Solutions and Walgreens Health Initiatives.  Wal-Mart Stores, Inc. may continue to engage in certain activities competitive with PBMs. We also compete against specialized providers, such as Argus and SXC Health Solutions.  Some of these competitors may have greater financial, marketing and technological resources.  In addition, other companies may enter into the business and become increasingly competitive as there are no meaningful barriers to entry.

Government Regulation and Compliance

Many aspects of our businesses are regulated by federal and state laws and regulations.  Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement and we maintain a comprehensive Compliance program.  We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our businesses.  There are, however, significant uncertainties involving the application of many of these legal requirements to our business.  In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position.  We are unable to predict what additional federal or state legislation, regulatory, or enforcement initiatives may be enacted or taken in the future relating to our business or the health care industry in general, or what effect any such legislation, regulations, or actions might have on us.  We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

Prompt Pay Laws.  Under Medicare Part D and certain state laws, PBMs are required to pay retail pharmacy providers within established time periods that may be shorter than existing contracted terms, and/or via electronic transfer instead of by check.  Changes that require faster payment may have a negative impact on our cash flow from operations.  It is anticipated that additional states will consider prompt pay legislation and we cannot predict whether a state or state(s) will adopt such legislation and what effect it will have.

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

Legislation regulating PBM activities in a comprehensive manner has been and continues to be considered in a number of states.  In the past, certain organizations, such as the National Association of Insurance Commissioners (“NAIC,” an organization of state insurance regulators), have considered proposals to regulate PBMs and/or certain PBM activities, such as formulary development and utilization management.  While the actions of the NAIC would not have the force of law, they may influence states to adopt model legislation that such organizations promulgate.  Certain states have adopted PBM registration and/or disclosure laws and the Company has registered under such laws and will comply with applicable disclosure requirements.  In addition to registration laws, some states have adopted legislation mandating disclosure of various aspects of our financial practices, including concerning pharmaceutical company revenue, as well as prescribing processes for prescription switching programs, and client and provider audit terms.  Other states are considering similar legislation, and as more states consider these bills it will be difficult to manage the distinct requirements of each.

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

In addition, federal and state agencies and enforcement officials are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program.  AWP is a standard pricing benchmark (calculated by a third-party such as First Data Bank or Medispan) used throughout the industry, including us, as a basis for calculating drug prices under our contracts with health plans and pharmacies.  Changes to the AWP standard could alter the calculation of drug prices for federal programs.  First Data Bank and Medispan are defendants in a class action suit in Federal Court in Boston alleging a conspiracy in the setting of AWP.  The parties have entered into a settlement agreement which is awaiting final approval by the judge in the case.  The settlement agreement includes an agreement to potentially cease publishing AWP two years after the settlement is final.  We are unable to predict whether any such changes will actually occur, and if so, if such changes would have a material adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs.  Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 15.1% of the “average manufacturer price” (“AMP”) paid by wholesalers for products distributed to the retail pharmacy class of trade, or (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program, with certain exceptions.  We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers.  Investigations have been commenced, and regulations proposed by certain governmental entities which call into question whether “best prices” were properly calculated and reported with respect to rebates paid by the manufacturers to the Medicaid programs.  We are not responsible for such calculations, reports or payments.  There can be no assurance, however, that our ability to negotiate rebates with, or sell services to, drug manufacturers will not be materially adversely affected by such investigations or regulations in the future.

Regulation of Financial Risk Plans.   Fee-for-service prescription drug plans generally are not subject to financial regulation by the states.  However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the PBM.  Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility.  Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws.  In addition, we own the Express Scripts Insurance Company (“ESIC”).  In 2007 ESIC contracted with CMS for Medicare Part D offerings which we provide to employers.  We believe ESIC is in compliance in all material respects with the applicable laws of the states in which it is licensed.

       Pharmacy Regulation.   Our home delivery and specialty pharmacies are licensed to do business as a pharmacy in the state in which they are located.  Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state.  These states generally permit the pharmacy to follow the laws of the state in which the home delivery service is located, although certain states require that we also comply with certain laws in that state.  We believe we have registered each of our pharmacies in every state in which such registration is required and that we comply in all material respects with all required laws and regulations.  In addition, our pharmacists and nurses are licensed in those states where we believe their activity requires it.  Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs.  Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement amounts to be paid to participating providers under these programs.  In addition, several of our pharmacy facilities are participating providers under the new Part D Medicare program created pursuant to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  As a condition to becoming a participating provider under Part D of the Act, the pharmacies are required to adhere to certain requirements applicable to the Part D Medicare program.

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

HIPAA and Other Privacy Legislation.   Most of our activities involve the receipt or use of confidential medical information concerning individuals.  In addition, we use aggregated and anonymized data for research and analysis purposes and in some cases provide access to such data to pharmaceutical manufacturers.  Various federal and state laws, including HIPAA, regulate and restrict the use, disclosure and security of confidential medical information and new legislation is proposed from time to time in various states.  To date, no such laws have been adopted that adversely impact our ability to provide services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.  In October of 2008 we received a letter from an unknown person or persons trying to extort money from the company by threatening to expose millions of member records allegedly stolen from our system.  The letter included personal information of 75 members, including, in some instances, protected health information.  Thereafter we became aware of a small number of our clients who also received threatening letters and which included personal information allegedly stolen from our system.  We immediately informed the Federal Bureau of Investigations about all of the threats as well as notifying those members whose information was referenced in the letter and all states attorneys general.  In addition, we established a reward of $1 million for the person or persons who provide information resulting in the arrest and conviction of those responsible for these criminal acts. We are not aware of any misuse of personal information or that information relating to any individuals other than those listed in these letters has been accessed by the criminal(s).  While we have complied with all State and Federal reporting requirements, there can be no assurance that the unauthorized access of personal information or protected health information will not result in inquiries or action being taken by Federal or State officials.

The Department of Health and Human Services privacy and security regulations under HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities.  The security regulations relate to the security of protected health information when it is maintained or transmitted electronically.  Other HIPAA requirements relate to electronic transaction standards and code sets for processing of pharmacy claims.  We are required to comply with certain aspects of the privacy, security and transaction standard regulations and we believe we are in compliance in all material respects with such regulations to the extent they apply to us.

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

We also have several pending applications for registration for other trademarks and service marks.  If we are unable to obtain registrations for any of these pending applications, we believe there would be no material adverse effect on our consolidated results of operations, consolidated financial position, and/or consolidated cash flow from operations.

Insurance

Our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, our SAAS operations, including the distribution of specialty drugs, and the services rendered in connection with our disease management operations, may subject us to litigation and liability for damages.  Commercial insurance coverage is difficult to obtain and cost prohibitive, particularly for certain types of claims.  As such, we may maintain significant self-insured retentions when deemed most appropriate and cost effective.  We have established certain self-insurance reserves to cover potential claims.  There can be no assurance we will be able to maintain our general, professional, or managed care errors and omissions liability insurance coverage in the future or that such insurance coverage, together with our self-insurance reserves, will be adequate to cover potential future claims.  A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Employees

As of December 31, 2008 and 2007, we employed approximately 10,820 and 11,820 employees, respectively, which includes approximately 240 and 220 employees in Canada, respectively.  Approximately 1,190 of the United States employees are members of collective bargaining units.  Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility; members of the United Auto Workers Union at our Farmington Hills, Michigan facility; members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania faciltiy; and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility.  We believe our relationships with our employees and the unions that represent them are good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 1, 2009 are as follows:

Name	Age	Position
George Paz	53	Chairman, President, and Chief Executive Officer
Jeffrey Hall	42	Executive Vice President, and Chief Financial Officer
Thomas M. Boudreau	57	Executive Vice President, Law and Strategy
Keith Ebling	40	Executive Vice President, General Counsel and Secretary
Michael Holmes	50	Executive Vice President, Strategy, Human Capital, and Emerging Markets
Edward Ignaczak	43	Executive Vice President, Sales and Marketing
Patrick McNamee	49	Executive Vice President, Operations and Technology
Agnes Rey-Giraud	44	President, International Operations
Kelley Elliott	36	Vice President, Chief Accounting Officer and Controller

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

Mr. Hall was named Executive Vice President, Chief Financial Officer in April 2008.  Prior to joining us, Mr. Hall worked for KLA-Tencor, a leading supplier of process control and yield management solutions.  Mr. Hall joined KLA-Tencor in January 2000, most recently serving as Senior Vice President and Chief Financial Officer.

Mr. Boudreau was named Executive Vice President, Law & Strategy in November 2007.  Mr. Boudreau was previously elected Senior Vice President, General Counsel and Secretary in October 1994.  He served as General Counsel from June 1994 until December 2008.  In December 2008, he announced his retirement effective April 1, 2009.

Mr. Ebling was named Executive Vice President, General Counsel and Secretary in December 2008.  Prior to being named Executive Vice President, Mr. Ebling served as Vice President of Business Development from October 2007 to December 2008 and also from April 2002 to December 2004.  Mr. Ebling served as Vice President and General Counsel of our CuraScript subsidiary from January 2005 to October 2007.

Mr. Holmes was named Executive Vice President, Strategy, Human Capital, and Emerging Markets in November 2008.  He was previously named Executive Vice President and Chief Administrative Officer in November 2007.  He was elected Senior Vice President and Chief Human Resources Officer in December 2005.  Prior to joining us, Mr. Holmes worked for Edward D. Jones & Co., L.P., a financial services company, as Principal from October 1996 through December 2004.

Mr. Ignaczak was named Executive Vice President, Sales and Marketing in May 2008.  He was previously named Executive Vice President, Sales and Account Management in November 2007.  He was elected Senior Vice President — Sales and Account Management in December 2002.  Mr. Ignaczak joined us in April 1998 and served as the Vice President and General Manager of our National Employer Division between April 1998 and December 2002.

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

Ms. Rey-Giraud was named President, International Operations in November 2008. She previously was named Executive Vice President, Trade Relations & Developing Markets in November 2007.  She was elected Senior Vice President — Strategy and Business Development in January 2006 and Senior Vice President — Supply Chain Organization in September 2006.  Ms. Rey-Giraud served as Senior Vice President of Product Management between December 2003 and January 2006, and served as Senior Vice President — Program Development between July 2002 and December 2003.  Ms. Rey-Giraud served as Vice President and General Manager — eBusiness between January 2000 and July 2002.

Ms. Elliott was elected Vice President, Chief Accounting Officer and Controller in December 2005.  Ms. Elliott previously served in our Internal Audit Department between February 2002 and December 2005, most recently as Vice President.

Available Information

We make available through our website (www.express-scripts.com) access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable), and other filings with the SEC.  Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC.  In addition, the SEC maintains an internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC (which includes us).  Information included on our website is not part of this annual report.

Forward Looking Statements and Associated Risks

       Information we have included or incorporated by reference in this Annual Report on Form 10-K, and information which may be contained in our other filings with the SEC and our press releases or other public statements, contain or may contain forward-looking statements.  These forward-looking statements include, among others, statements of our plans, objectives, expectations (financial or otherwise) or intentions.

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

•	the possible termination of, or unfavorable modification to, contracts with key clients or providers, some of which could have a material impact on our financial results
•	our ability to maintain growth rates, or to control operating or capital costs, including the impact of declines in prescription drug utilization resulting from the current economic environment
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
•
uncertainties and risks regarding the Medicare Part D prescription drug benefit, including the financial impact to us to the extent we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, implementation of regulations that adversely affect our profitability or cash flow, and increased regulatory risk

•
the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers or interruption of the supply of any pharmaceutical products

•
in connection with our specialty pharmacy business, the possible loss, or adverse modification of the terms of our contracts with a limited number of biopharmaceutical companies from whom we acquire specialty pharmaceuticals

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

These and other regulatory matters are discussed in more detail under “Item 1 — Business — Government Regulation and Compliance” above.

We believe that we are operating our business in substantial compliance with all existing legal requirements material to us.  There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and state and federal law enforcement agencies and regulatory agencies from time to time have initiated investigations or litigation that involve certain aspects of our business or our competitors’ businesses.  Accordingly, we cannot provide any assurance that one or more of these agencies will not interpret or apply these laws in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail.  In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our financial results.  We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us.

Various governmental agencies have conducted investigations into certain PBM business practices.  Many of these investigations have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements.  We cannot predict what effect, if any, these investigations may ultimately have on us or on the PBM industry generally (see Part I “Item 3—Legal Proceedings”).

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

Most of our activities involve the receipt or use of confidential medical information concerning individuals.  In addition, we use aggregated and anonymized data for research and analysis purposes and in some cases provide access to such data to pharmaceutical manufacturers.  Various federal and state laws, including HIPAA, regulate and restrict the use, disclosure and security of confidential medical information and new legislation is proposed from time to time in various states.  To date, no such laws have been adopted adversely impact our ability to provide services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.

Effective as of 2007, our subsidiary, ESIC, began offering a prescription drug plan (“PDP”) in connection with the Medicare Part D program for purposes of making employer/union-only group waiver plans (known as “EGWP” plans) available for applicable clients.  As a licensed insurer organized and licensed under the laws of the State of Arizona, ESIC will be subject to federal and state laws regulating the business of insurance in all jurisdictions in which ESIC offers its PDP.  CMS regulations and applicable guidance currently require that ESIC be authorized to offer its prescription drug plan to individuals residing in all fifty states and Puerto Rico.  As a PDP sponsor, ESIC will be subject to compliance with all federal laws and regulations applicable to such sponsors as a result of the MMA and the regulations promulgated in connection with implementation of the Medicare Part D drug benefit.  While many state insurance laws and regulations are well-established, CMS continues to provide guidance and promulgate new regulations in an attempt to assist PDPs and state regulators to determine the appropriate applicability of state insurance laws in the context of the federal Part D drug benefit provided through an EGWP plan.  Uncertainty as to the applicability of federal and state laws to ESIC’s operations could have an impact on our ability to successfully offer products and services under the Part D drug benefit and our ability to comply with applicable laws in doing so.

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

We and/or our subsidiaries are defendants in a number of lawsuits that purport to be class actions, as described in “Item 3—Legal Proceedings.”  We cannot predict with certainty what the result of any such inquiry might be.  In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies.  Certain of the costs are covered by our insurance, but certain other costs are not insured.  Such costs have become material to our financial performance and we can give no assurance that such costs will not increase in the future.

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

If we lose our relationship with one or more key pharmacy providers, or our relationship is modified in an unfavorable manner, our business could be impaired

More than 60,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participate in one or more of our networks.  However, the top ten retail pharmacy chains represent approximately 60% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States.  Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice by either party.  If one or more of the top pharmacy chains elects to terminate its relationship with us, or attempts to renegotiate the terms of the relationship in a manner that is unfavorable to us, our members’ access to retail pharmacies and our business could be materially adversely affected.  The continued growth of PBMs owned by the top pharmacy chains, or the acquisition of significant PBM operations by such chains, could increase the likelihood of our relationships with such pharmacy chains being adversely affected.

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

We believe the managed care industry is undergoing substantial consolidation. If another party that is not our client acquired some of our managed care or other clients the likelihood such client would renew its contract with us, as opposed to one of our competitors, could be reduced.

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

       Specifically, in the case of New England Carpenters v First Data Bank et al, a civil class action case brought against First Data Bank (“FDB”) and Medispan, the two most widely used companies that report data on prescription drug prices, FDB and Medispan agreed to reduce the reported AWP on approximately 1,400 drugs by 4.0% as well as to cease reporting AWP two years after final approval of the settlement.  The judge preliminarily approved the settlement and held a final fairness hearing in late January 2008.  At the hearing the judge indicated her intent to approve the settlement but asked the plaintiffs to work with the National Chain Pharmacy Association (NCPA) to resolve differences in the list of NDCs included in the final settlement.  We expect the judge to finally approve the settlement in late February, 2009. While we cannot predict the exact outcome of the case or the precise timing of the possible decrease in AWP, we believe that the potential effect of the settlement has been significantly reduced and that we have taken action to mitigate the effect on our operations.  The amended settlement may still cause disruption in our retail networks due to the adverse impact on AWP-based retail pharmacy pricing.

Due to these and other uncertainties, we can give no assurance that the short or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods.  Our various projections, including earnings guidance for 2009, contemplate what we have estimated to be the most probable impact resulting from the proposed FDB settlement.  Actual results may be materially less favorable or materially more favorable than those estimated in formulating such projections.

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

We maintain contractual relationships with numerous pharmaceutical manufacturers that may provide us with, among other things:

•	discounts for drugs we purchase to be dispensed from our home delivery pharmacies;
•	rebates based upon distributions of drugs from our home delivery pharmacies and through pharmacies in our retail networks;
•	administrative fees for managing rebate programs, including the development and maintenance of formularies which include the particular manufacturer’s products; and
•	access to limited distribution specialty pharmaceuticals.

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

We have designed our business model to compete within the current structure of the United States health care system.  Changing political, economic and regulatory influences may affect health care financing and reimbursement practices.  If the current health care financing and reimbursement system changes significantly, our business could be materially adversely affected.  Congress periodically considers proposals to reform the United States health care system.  These proposals may increase government involvement in health care and regulation of PBM services, or otherwise change the way our clients do business.  Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide.  We cannot predict what effect, if any, these proposals may have on our business.  Other legislative or market-driven changes in the health care system we cannot anticipate could also materially adversely affect our business and financial results.

Item 1B—Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2 – Properties

We operate our United States and Canadian PBM and SAAS segments out of leased and owned facilities throughout the United States and Canada.  The Company’s main facilities from continuing operations are detailed in the table below.

PBM Facilities	SAAS Facilities
St. Louis, Missouri (HQ facilities)	Orlando, Florida (two facilities)
Maryland Heights, Missouri (four facilities)	Lake Mary, Florida (two facilities)
Tempe, Arizona (two facilities)	Maryland Heights, Missouri (two facilities)
Bloomington, Minnesota (two facilities)	Lincoln Park, New Jersey (two facilities)
Bensalem, Pennsylvania (two facilities)	Montville, New Jersey
Troy, New York	Grove City, Ohio (one facility)
Albuquerque, New Mexico	Byfield, Massachusetts
Farmington Hills, Michigan	Braintree, Massachusetts
Montreal, Quebec	Brewster, New York
Mississauga, Ontario	Oldsmar, Florida
Parsippany, New Jersey
Swatara, Pennsylvania
St. Mary’s, Georgia
Pueblo, Colorado
Hunt Valley, Maryland
Jacksonville, Florida

Our St. Louis, Missouri facility houses our corporate headquarters offices.  We believe our facilities generally have been well maintained and are in good operating condition.  As of January 1, 2009, our existing facilities from continuing operations comprise approximately 2.8 million square feet in the aggregate.  We signed a lease agreement during 2007 for an expansion of our corporate facilities.  We took possession of our new building during the first quarter of 2009.  The annual lease commitments for the new building are approximately $2.7 million and the term of the lease is ten and a half years.

Item 3 - Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits.  Each case seeks damages in an unspecified amount.  We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover.  We also cannot provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.  In addition, the expenses of defending these cases may have a material effect on our financial results.

These matters are:

▪
Multi-District Litigation - The Judicial Panel on Multi-District Litigation on April 29, 2005 transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings including the following:  Minshew v. Express Scripts (Case No.Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri) (filed December 12, 2001); Lynch v. National Prescription Administrators, et al. (Case No. 03 CV 1303, United States District Court for the Southern District of New York) (filed February 26, 2003); Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri) (filed October 23, 2003); Wagner et al. v. Express Scripts (Case No.04cv01018 (WHP), United States District Court for the Southern District of New York) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (Case No.04-CV-0626 (FIS) (RFT), United States District Court for the Southern District of New York) (filed April 27, 2004); Correction Officers' Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (Case No.04-Civ-7098 (WHP), United States District Court for the Southern District of New York) (filed August 5, 2004); United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al. (Case No.04-CV-7472, United States District Court for the Southern District of New York) (filed September 21, 2004); Central Laborers' Welfare Fund, et al v. Express Scripts, Inc., et al (Case No.B04-1002240, United States District Court for the Southern District of Illinois) (filed September 27, 2004); New England Health Care Employees Welfare Fund v. Express Scripts, Inc.  (Case No.4:05-cv-1081, United States District Court for the Eastern District of Missouri) (filed October 28, 2004); Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Case No.B05-1004036, United States District Court for the Eastern District of Missouri) (filed May 27, 2005); and Brynien, et al.  v. Express Scripts, Inc. and ESI Mail Services, Inc. (Case No. 1:08-cv-323 (GLS/DRH), United States District Court for the Northern District of New York) (filed February 18, 2008) was transferred in 2008.  The plaintiffs assert that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, constitute violations including fiduciary duties under the Federal Employee Retirement Income Security Act (ERISA), common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices.  The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries.  The various complaints seek money damages and injunctive relief.  On July 30, 2008, the plaintiffs’ motion for class certification of the ERISA plans was denied by the Court in its entirety.  Additionally, the Company’s motion for partial summary judgment on the issue of our ERISA fiduciary status was granted in part.  The Court found that the Company was not an ERISA fiduciary with respect to MAC (generic drug) pricing, selecting the source for AWP (Average Wholesale Price) pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share.  The Court found that the Company was an ERISA fiduciary only with respect to the calculation of certain amounts due to clients under a therapeutic substitution program that is no longer in effect.

▪
Jerry Beeman, et al. v. Caremark, et al. (Case No.021327, United States District Court for the Central District of California).  On December 12, 2002, a complaint was filed against us and several other pharmacy benefit management companies.  The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law.  The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices.  On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action.  On June 2, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the district court's opinion on standing and remanded the case to the district court.  The district court’s denial of defendants’ motion to dismiss on constitutionality grounds is currently on appeal to the Ninth Circuit.  Plaintiffs have filed a motion for class certification, but that motion has not been briefed pending the outcome of the appeal.

▪
North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama) (filed October 1, 2003).  This case purports to be a class action against us on behalf of independent pharmacies within the United States.  The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq.  The suit seeks unspecified monetary damages (including treble damages) and injunctive relief.  Plaintiffs’ motion for class certification was granted on March 3, 2006.  A motion filed by the plaintiffs in an antitrust matter against Medco and Merck in the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation requesting transfer of this case and others to the Eastern District of Pennsylvania for MDL treatment was granted on August 24, 2006.  We filed a motion to decertify the class on January 16, 2007, and it has been fully briefed and argued.  We are awaiting the Court’s decision on such motion.

▪
In re Express Scripts Securities Litigation (Case No.4:04-CV-1009, United States District Court for the Eastern District of Missouri ).  On September 13, 2005, plaintiffs filed an amended complaint.  The complaint alleges that Express Scripts and certain of our officers violated federal securities law.  The complaint alleges that we failed to disclose certain alleged improper business practices and issued false and misleading financial statements and that certain officers violated insider trading laws.  The complaint is brought on behalf of purchasers of our stock during the period October 29, 2003 to August 3, 2004.  The complaint requests unspecified compensatory damages, equitable relief and attorney's fees.  Defendants filed a motion to dismiss on October 28, 2005 and supplemental briefing was completed in January 2009.

▪
Derivative lawsuits: Charles Manzione, Derivatively on Behalf of Express Scripts, Inc. v. Barrett Toan et al  (Case No.4:04-CV-1608, United States District Court for the Eastern District of Missouri) (filed October 22, 2004); and Gary Miller Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Case No.042-08632, Missouri Circuit Court, City of St. Louis) (filed October 22, 2004).  Judith Deserio, Derivatively on behalf of Nominal Defendant, Express Scripts, Inc. v. Stuart L. Bascomb, et al (filed December 22, 2004) was consolidated with Miller.  Plaintiffs have filed shareholder derivative lawsuits against certain of our current and former directors and officers.  The cases make various allegations including that the defendants caused us to issue false and misleading statements, insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  Plaintiffs demand unspecified compensatory damages, equitable relief and attorney's fees.  All cases are stayed pending the ruling on the motion to dismiss in In re Express Scripts Securities Litigation.

▪
Pearson’s Pharmacy, Inc. and Cam Enterprises, Inc. d/b/a Altadena Pharmacy v. Express Scripts, Inc. (Case No. 3:06-CV-00073-WKW, United States District Court for the Middle District of Alabama) (filed January 26, 2006).  On February 15, 2006, an amended complaint alleging a class action on behalf of all pharmacies reimbursed based upon AWP was filed.  The complaint alleges that we fail to properly reimburse pharmacies for filling prescriptions.  Plaintiffs seek unspecified monetary damages and injunctive relief.  On March 31, 2006 we filed a motion to dismiss the complaint.  On June 7, 2007, the court dismissed the claims for fraudulent misrepresentation, fraudulent suppression and unjust enrichment, leaving only a breach of contract claim.

▪
Inola Drug, Inc. v. Express Scripts, Inc. (Case No. 06-CV-117-TCK-SAJ, United States District Court for the Northern District of Oklahoma).  On February 22, 2006, a class action lawsuit was filed alleging that our reimbursement to pharmacies violates the Oklahoma Third Party Prescriptions Act.  The complaint also alleges that we fail to properly reimburse pharmacies for filling prescriptions based on AWP.  The proposed classes include all pharmacies in the United States who contract with us and all pharmacies in Oklahoma who contract with us.  On January 10, 2008, the court dismissed the unjust enrichment and fraud claims, leaving only the breach of contract and claim for injunctive relief. Plaintiff was given leave to file an amended complaint which it did on January 21, 2008.   Plaintiff’s motion for class certification has been fully briefed and argued, and we are awaiting the court’s decision.

▪
Aetna, Inc., et. al. vs. Express Scripts, Inc. and CuraScript, Inc. (Case No. 2:07-CV-05541-TJS, United States District Court for the Eastern District of Pennsylvania).  On December 31, 2007, a complaint was filed alleging tortious interference with certain agreements between Plaintiffs and Priority Healthcare Corporation, a wholly-owned subsidiary of CuraScript, Inc.  The agreements relate to a contractual arrangement between Plaintiffs and Priority for the purpose of developing a specialty pharmacy business for Plaintiffs.  Plaintiffs’ expert report alleges damages of approximately $177 million dollars.

In addition to the foregoing matters, in the ordinary course of our business there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries.  The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes.  Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims.  Our self-insured reserves are based upon estimates of the aggregate liability for the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our historical experience.  It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance reserves will not be material.

Item 4 — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5 — Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ESRX.” The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated.  These prices have been adjusted to reflect the two-for-one stock split effective June 22, 2007, in the form of a stock dividend of one share for each outstanding share to holders of record on June 8, 2007.

	Fiscal Year 2008		Fiscal Year 2007
Common Stock	High	Low	High	Low
First Quarter	$79.10	$56.00	$42.63	$32.32
Second Quarter	74.29	60.65	51.35	40.41
Third Quarter	77.97	61.50	56.08	47.63
Fourth Quarter	76.50	48.37	74.40	53.08

Holders. As of December 31, 2008, there were 393 stockholders of record of our common stock.  We estimate there are approximately 260,649 beneficial owners of our common stock.

Dividends. The Board of Directors has not declared any cash dividends on our common stock since the initial public offering.  The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future.  The terms of our existing credit facility contain certain restrictions on our ability to declare or pay cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following is a summary of our stock repurchasing activity during the three months ended December 31, 2008 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

10/1/2008 – 10/31/2008	-	$-	-	21.0
11/1/2008 – 11/30/2008	-	-	-	21.0
12/1/2008 – 12/31/2008	-	-	-	21.0
Fourth quarter 2008 total	-	$-	-

We have a stock repurchase program, originally announced on October 25, 1996.  On July 22, 2008, our Board of Directors authorized total increases in the program of 15.0 million shares.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During 2008, we repurchased 7.2 million shares for $494.4 million, leaving 21 million shares remaining under the program.  Current year repurchases were funded through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

Item 6 – Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions, except per share data)	2008(1)	2007(2)	2006	2005(3)	2004(4)
Statement of Operations Data (for the Year Ended December 31):

Revenues (5)	$21,978.0	$21,824.0	$21,562.6	$21,879.1	$20,547.9
Cost of revenues(5)	19,937.1	20,065.2	20,093.7	20,693.3	19,610.5
Gross profit	2,040.9	1,758.8	1,468.9	1,185.8	937.4
Selling, general and administrative	760.4	698.0	643.1	543.5	444.4
Operating income	1,280.5	1,060.8	825.8	642.3	493.0
Other expense, net	(66.9)	(116.1)	(83.6)	(28.4)	(42.4)
Income before income taxes	1,213.6	944.7	742.2	613.9	450.6
Provision for income taxes	434.0	344.2	266.8	214.3	172.4
Net income from continuing operations	779.6	600.5	475.4	399.6	278.2
Net (loss) income from discontinued operations, net of tax(6)	(3.5)	(32.7)	(1.0)	0.5	-
Net income	$776.1	$567.8	$474.4	$400.1	$278.2

Weighted average shares outstanding:(7)
Basic:	248.9	260.4	279.6	293.6	305.6
Diluted:	251.8	264.0	284.0	299.0	310.0

Basic earnings (loss) per share:(7)
Continuing operations	$3.13	$2.31	$1.70	$1.36	$0.91
Discontinued operations(6)	(0.01)	(0.13)	-	-	-
Net earnings	3.12	2.18	1.70	1.36	0.91

Diluted earnings (loss) per share:(7)
Continuing operations	$3.10	$2.27	$1.67	$1.34	$0.90
Discontinued operations(6)	(0.01)	(0.12)	-	-	-
Net earnings	3.08	2.15	1.67	1.34	0.90

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$530.7	$434.7	$131.0	$477.9	$166.1
Working capital	(677.9)	(507.2)	(657.3)	(137.8)	(370.4)
Total assets	5,509.2	5,256.4	5,108.1	5,493.5	3,600.1
Debt:
Short-term debt	420.0	260.1	180.1	110.0	22.1
Long-term debt	1,340.3	1,760.3	1,270.4	1,400.5	412.1
Stockholders’ equity	1,078.2	696.4	1,124.9	1,464.8	1,196.2

Network pharmacy claims processed(8)	379.6	379.9	390.3	437.3	398.8
Home delivery pharmacy prescriptions filled	40.8	40.8	41.2	40.2	38.1
SAAS prescriptions filled	4.3	4.7	5.7	5.4	3.5

Cash flows provided by operating activities— continuing operations	$1,095.6	$848.1	$673.5	$795.8	$496.2
Cash flows used in investing activities— continuing operations	(320.6)	(55.8)	(100.8)	(1,367.5)	(397.0)
Cash flows (used in) provided by financing activities—continuing operations	(680.4)	(469.7)	(904.7)	887.0	(330.4)
EBITDA from continuing operations(9)	1,378.2	1,158.3	925.6	726.6	563.1

(1)	Includes the acquisition of MSC effective July 22, 2008.
(2)	Includes the acquisition of CYC effective October 10, 2007.
(3)	Includes the acquisition of Priority Healthcare Corporation, Inc. (“Priority”) effective October 14, 2005.
(4)	Includes the acquisition of CuraScript, Inc. effective January 30, 2004.
(5)
Includes retail pharmacy co-payments of $3,153.6, $3,554.5, $4,012.7, $5,691.3 and $5,433.2 for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively.  We changed our accounting policy for member co-payments during the third quarter of 2008 to include member co-payments to retail pharmacies in revenue and cost of revenue. The table reflects the change in our accounting policy.

(6)	Primarily includes the results of operations from the discontinued operations of IP, which was acquired as part of the Priority acquisition on October 14, 2005.
(7)	Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock splits effective June 22, 2007 and June 24, 2005, respectively.
(8)	Excluded from the network claims are manual claims and drug formulary only claims where we only administer the client's formulary.
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

We have provided below a reconciliation of EBITDA from continuing operations to net income and to net cash provided by continuing operating activities as we believe they are the most directly comparable measures calculated under Generally Accepted Accounting Principles:

EBITDA from Continuing Operations
	Year Ended December 31,
(in millions)	2008	2007	2006	2005	2004
Net income from continuing operations	$779.6	$600.5	$475.4	$399.6	$278.2
Income taxes	434.0	344.2	266.8	214.3	172.4
Depreciation and amortization	97.7	97.5	99.8	84.3	70.1
Interest expense, net	64.6	96.2	82.0	26.0	37.9
Undistributed loss from joint venture	0.3	1.3	1.6	2.4	4.5
Non-operating charges, net	2.0	18.6	-	-	-
EBITDA from continuing operations	1,378.2	1,158.3	925.6	726.6	563.1
Current income taxes	(400.2)	(340.1)	(259.2)	(195.8)	(153.3)
Change in operating assets and liabilities (excluding effects of acquisitions)	93.5	77.2	49.7	223.4	80.9
Interest expense less amortization	(62.2)	(94.0)	(80.0)	(20.9)	(30.2)
Bad debt expense	30.1	36.7	13.5	17.8	6.2
Tax benefit from employee stock compensation	-	-	-	35.6	10.9
Amortization of unearned compensation under employee plans	40.2	31.6	27.6	11.5	11.8
Non-operating charges, net	(2.0)	(18.6)	-	-	-
Undistributed loss from joint venture	(0.3)	(1.3)	(1.6)	(2.4)	(4.5)
Other	18.3	(1.7)	(2.1)	-	11.3
Net cash provided by operating activities—continuing operations	$1,095.6	$848.1	$673.5	$795.8	$496.2

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

As one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs.  Our integrated PBM services include network claims processing, home delivery services, benefit design consultation, drug utilization review, formulary management, and drug data analysis services.

Through our Specialty and Ancillary Services (“SAAS”) segment, we provide specialty services, including patient care and direct specialty home delivery to patients; distribution of injectable drugs, pharmaceuticals, medical supplies, pharmaceuticals to low-income patients through manufacturer-sponsored patient assistance programs and company-sponsored generic patient assistance programs, and distribution of sample units to physicians and verification of practitioner licensure; fertility services to providers and patients; and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions.  SAAS does not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks; these prescriptions are reflected in PBM network revenues.

We report two segments: PBM and SAAS (see “—Results of Operations”).  Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services.  Tangible product revenue generated by our PBM and SAAS segments represented 98.7% of revenues for the year ended December 31, 2008 as compared to 98.6% for both years ended December 31, 2007 and 2006.

RECENT DEVELOPMENTS

On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC -  Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $251.0 million, which includes a purchase price adjustment for working capital and transaction costs. MSC is a leader in providing PBM services to clients providing workers’ compensation benefits.  The transaction was accounted for under the provisions of Financial Accounting Standards (“FAS”) 141, “Business Combinations.”  The purchase price was funded through internally generated cash and temporary borrowings under our revolving credit facility.  This acquisition is reported as part of our PBM segment and did not have a material effect on our consolidated financial statements (see Note 3).

On July 1, 2008, the merger of RxHub and SureScripts was announced.  We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans.  The new organization is expected to enable physicians to securely access health information when caring for their patients through a fast and efficient health exchange.  We have retained one-sixth ownership in the merged company.  Due to the decreased ownership percentage, the investment is being recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment.  This change did not have a material effect on our consolidated financial statements.

        On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million and recorded a pre-tax gain of approximately $7.4 million.  The gain is included in net loss from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2008.  IP was identified as available for sale during the fourth quarter of 2007 as we considered it non-core to our future operations.  We recorded a charge of $34.0 million in the fourth quarter of 2007, the majority of which reflects the IP goodwill and intangible asset impairment losses and the subsequent write-down of IP assets to fair market value.

        On April 4, 2008, we completed the sale of Custom Medical Products, Inc. (“CMP”) and recorded a pre-tax loss of approximately $1.3 million which is included in net loss from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2008.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

       Our results in 2008 reflect the successful execution of our business model which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy.  In 2008, we benefited from higher generic utilization (66.1% in 2008 compared to 61.8% in 2007) and better management of ingredient costs through actions such as renegotiation of supplier contracts and increased competition among generic manufacturers.  While we believe we are well positioned from a business and financial perspective, we are subject to the current adverse economic environment.  These conditions could affect our business in a number of direct and indirect ways.  In 2008, claims volume remained relatively constant which we believe is attributable to the expected loss of discount card programs and other low margin clients and decreased utilization due to the current economic environment.

Certain activities within our SAAS segment have improved and we expect them to continue to improve as we continue to integrate specialty pharmacy functions into our business.  Our SAAS segment benefited from the sale of higher margin therapies and increased cross-selling of specialty services to our PBM clients.

We believe the positive trends we saw in 2008, including increased generic usage and lower drug purchasing costs, should continue to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus continue to generate improvements in our results of operations in the future.

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

SELF-INSURANCE RESERVES

ACCOUNTING POLICY
We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable.  Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience.  The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims.  We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance FAS No. 5, “Accounting for Contingencies” ( “FAS 5”). Under FAS 5, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the lower end of the range.

FACTORS AFFECTING ESTIMATE
Self-insurance reserves are based on management’s estimates of the costs to defend legal claims.  We do not have significant experience with certain of these types of cases.  As such, differences between actual costs and management’s estimates could be significant.  Actuaries do not have a significant history with the PBM industry.  Therefore, changes to assumptions used in the development of these reserves can affect net income in a given period.  In addition, changes in the legal environment and the number and nature of claims could impact our estimate.  The self insurance reserves and changes in those estimates have not been material to the financial statements for the periods presented herein.

ASSET IMPAIRMENT

ACCOUNTING POLICY
Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired in accordance with FAS 142, “Goodwill and Other Intangible Assets.”  In addition, we evaluate whether events or circumstances have occurred that may indicate an impairment in goodwill.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.

We evaluate goodwill separately for the domestic PBM operations, Canadian PBM operations and SAAS operations.  No such impairment existed for our domestic PBM operations or Canadian PBM operations at December 31, 2008 or 2007.  Additionally, no such impairment existed for our SAAS operations at December 31, 2008.

As noted above, IP was classified as a discontinued operation during the fourth quarter of 2007.  Impairment charges of $7.0 million were recorded for IP in the net loss from discontinued operations for 2007 (see Note 8).

Other intangible assets include, but are not limited to, customer contracts and relationships, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements.  Other intangible assets, excluding customer contracts, customer relationships and trade names, are recorded at cost.  Customer contracts and relationships are valued based on discounted cash flows over the expected life of the intangible asset.  Excluding trade names which have an indefinite life, other intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from one to 20 years (see Note 8).

In connection with our evaluation of IP as a discontinued operation, we wrote-off intangible assets with a net book value of $0.4 million (gross carrying value of $0.7 million net of accumulated amortization of $0.3 million), consisting of contractual relationships.

FACTORS AFFECTING ESTIMATE
The fair values of reporting units or asset groups are measured based on market prices, when available.  When market prices are not available, we estimate the fair value of the reporting unit or asset group using the income approach and/or the market approach.  The income approach uses cash flow projections which requires inputs and assumptions that reflect current market conditions as well as management judgment. We base our fair values on projected financial information which we believe to be reasonable.  However, actual results may differ from those projections, and those differences may be material.

The key assumptions included in our income approach, include, but are not limited to: earnings growth rates, discount rates and inflation rates.    Assessment of these factors could be impacted by internal factors and/or external economic conditions.  We performed various sensitivity analyses on the key assumptions which did not indicate any potential impairment.

OTHER ACCOUNTING POLICIES

We consider the following information about revenue recognition policies important for an understanding of our results of operations:

•
Revenues from dispensing prescriptions from our home delivery pharmacies are recorded when prescriptions are shipped.  These revenues include the co-payment received from members of the health plans we serve.

•
Revenues from the sale of prescription drugs by retail pharmacies are recognized when the claim is processed.  When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ member, we act as a principal in the arrangement and we include the total prescription price (ingredient cost plus dispensing fee) we have contracted with these clients as revenue, including member co-payments to pharmacies.

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

•
Discounts and contractual allowances related to our SAAS revenues are estimated based on historical collections over a recent period for the sales that are recorded at gross amounts.  The percentage is applied to the applicable accounts receivable balance that contains gross amounts for each period.  Any differences between the estimates and actual collections are reflected in operations in the year payment is received.  Differences may result in the amount and timing of revenues for any period if actual performance varies from estimates.  Allowances for returns are estimated based on historical return trends.  The discounts, contractual allowances, allowances for returns and any differences between estimates and actual amounts do not have a material effect on our consolidated financial statements.

•
Specialty revenues earned by our SAAS segment are recognized at the point of shipment.  At the time of shipment, we have performed substantially all of our obligations under the customer contracts and do not experience a significant level of reshipments.

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

RESULTS OF OPERATIONS

We maintain a PBM segment, consisting of our domestic and Canadian PBM operations, and a SAAS segment, which consists of our specialty operations of CuraScript and our Specialty Distribution Services (“SDS”) and Phoenix Marketing Group LLC (“PMG”) lines of business.

PBM OPERATING INCOME

	Year Ended December 31,

(in millions)	2008(1)	2007(2)	2006
Product revenue
Network revenues(3)	$13,039.9	$13,023.3	$12,810.1
Home delivery revenues	4,992.7	5,015.5	5,166.0
Service revenues	182.5	168.7	163.0
Total PBM revenues	18,215.1	18,207.5	18,139.1
Cost of PBM revenues(3)	16,392.9	16,633.6	16,889.5
PBM gross profit	1,822.2	1,573.9	1,249.6
PBM SG&A expenses	600.9	536.4	505.2
PBM operating income	$1,221.3	$1,037.5	$744.4

Network	379.6	379.9	390.3
Home delivery	40.8	40.8	41.2
Total PBM claims	420.4	420.7	431.5
Total adjusted PBM claims(4)	502.0	502.3	513.9

(1)	Includes the acquisition of MSC effective July 22, 2008.
(2)	Includes the acquisition of CYC effective October 10, 2007.
(3)	Includes retail pharmacy co-payments of $3,153.6, $3,554.5 and $4,012.7 for the years ended December 31, 2008, 2007, and 2006, respectively.
(4)	PBM adjusted claims represent network claims plus mail claims, which are multiplied by 3, as mail claims are typically 90 day claims and network claims are generally 30 day claims.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 vs. 2007

Network revenues increased $16.6 million, or 0.1%, in 2008 over 2007.  Price inflation drove the increase, which was partially offset by changes in mix of generic versus brand claims.  As our generic penetration rate increased to 67.3% of network claims as compared to 63.2% in 2007, our revenues correspondingly decreased.  In addition, there was an $8.9 million decrease due to lower network claims volume.

        The $22.8 million, or 0.5%, decrease in home delivery revenues in 2008 from 2007 is primarily due to the impact of higher generic penetration.  Our generic penetration rate increased to 56.6% of total home delivery claims in 2008 as compared to 50.5% in 2007.

Home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.

Cost of PBM revenues decreased $240.7 million, or 1.4% in 2008 from 2007 due to the following:

•	Better management of ingredient costs resulting from renegotiation of certain supplier contracts.
•	An increase in the aggregate generic fill rate.

PBM gross profit increased $248.3 million, or 15.8%, in 2008 over 2007.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs resulting from renegotiation of certain supplier contracts were only partially offset by margin pressures arising from the current competitive environment.

Selling, general and administrative expense (“SG&A”) for the PBM segment increased $64.5 million, or 12.0%, in 2008 over 2007.  The increase is due to investments for productivity improvement and growth as well as charges we incurred for the data security incident and a charge incurred for internally developed software.

PBM operating income increased $183.8 million, or 17.7%, in 2008 over 2007, based on the various factors described above.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 vs. 2006

Network pharmacy revenues increased $213.2 million, or 1.7%, in 2007 from 2006.  There are two primary components to our change in network revenues, changes in volume and changes in price.  Approximately $555.5 million of the increase in network pharmacy revenues is attributable to changes in price.  This increase was offset by a $342.3 million decrease due to lower claim volumes.

Additionally, the generic penetration rate affects our average revenue per network claim.  As the penetration rate increased to 63.2% of total network claims in 2007 as compared to 59.1% in 2006, it offset the upward trend in price caused by inflation as generic drugs are less expensive than brand drugs.

The $150.5 million, or 2.9%, decrease in home delivery revenues in 2007 over 2006 is primarily due to the impact of higher generic penetration on average revenue per home delivery claim and lower claim volumes. Our generic penetration rate increased to 50.5% of total home delivery claims in 2007 as compared to 45.7% in 2006. The decrease in claims volume resulted in a $44.2 million decrease in home delivery revenues.  The impact of these items was partially offset by ingredient cost inflation.

Home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.

Cost of PBM revenues decreased $255.9 million, or 1.5% in 2007 from 2006 as a result of the following:

•
A 2.3% decrease in adjusted claims volume, as well as better management of ingredient costs resulting from renegotiation of certain supplier contracts and the increase in the aggregate generic fill rate, as discussed above.

•	Offset by an increase of 0.8% in the cost of revenue per adjusted claim in 2007 over 2006, primarily from ingredient cost inflation.

 Our PBM gross profit increased $324.3 million, or 26.0%, in 2007 over 2006.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs resulting from renegotiation of certain supplier contracts were only partially offset by lower network claims volume and margin pressures arising from the current competitive environment.

SG&A for our PBM segment increased $31.2 million, or 6.2%, in 2007 as compared to 2006 primarily as a result of the following factors:

•	Increased spending of $32.0 million partially consisting of increases in management incentive compensation in addition to the effect of inflation.
•	Increase of $8.1 million related to our new headquarters.
•	Increased legal expenses of $6.0 million due to changes in the status of existing cases.
•	These increases were offset by a $16.3 million decrease in professional fees, primarily due to a reduction of IT contractors and consultants.

PBM operating income increased $293.1 million, or 39.4%, in 2007 over 2006, based on the various factors described above.

SAAS OPERATING INCOME

	Year Ended December 31,

(in millions)	2008	2007	2006

Product revenues	$3,649.1	$3,489.1	$3,290.9
Service revenues	113.8	127.4	132.6
Total SAAS revenues	3,762.9	3,616.5	3,423.5
Cost of SAAS revenues	3,544.2	3,431.6	3,204.2
SAAS gross profit	218.7	184.9	219.3
SAAS SG&A expenses	159.5	161.6	137.9
SAAS operating income from continuing operations	$59.2	$23.3	$81.4

Our SAAS results for 2008, 2007, and 2006 have been adjusted for the discontinued operations of IP, which was formerly part of our SAAS segment.

SAAS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 vs. 2007

SAAS Continuing Operations.   SAAS revenues increased $146.4 million, or 4.0%, in 2008 over 2007. This is partially due to increased cross-selling of specialty services to our PBM clients.

The increase in revenues was partially offset by an increase in SAAS cost of revenues of $112.6 million, or 3.3%, in 2008 over 2007.  The larger increase in revenue resulted in an increase in gross profit of $33.8 million, or 18.3%, in 2008 from 2007.  The increase in gross profit is attributable to the changes in mix as higher margin therapies replaced sales of lower margin drugs across multiple SAAS business units.  Additionally, gross profit has increased as our enhanced specialty pharmacy offering  provides a cost-effective, single source solution for our clients.

SG&A for our SAAS segment decreased $2.1 million, or 1.3%, in 2008 from 2007.  The decrease is primarily caused by a charge of $16.5 million to bad debt expense in 2007 primarily in our Specialty Distribution line of business related to the insolvency of a client and integration of resources with our PBM.  The decrease is partially offset by the bad debt expense, severance charges, and site closure costs incurred by the Specialty Distribution line of business in the first quarter of 2008.  In addition, management compensation increased in 2008 in line with improved financial results.

SAAS income from continuing operations increased $35.9 million, or 154.1%, in 2008 from 2007 based on the factors described above.

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

The increase in revenues was more than offset by an increase in SAAS cost of revenues of $227.4 million, or 7.1%, in 2007 over 2006, which contributed to the decrease in SAAS gross profit of $34.4 million, or 15.7%. The following factors contributed to the decrease in gross profit:

•	Changes in mix as sales of newer, low margin therapies replaced sales of higher margin drugs across multiple SAAS business units.
•
Inventory write-offs of $9.1 million in the fourth quarter of 2007; the majority of which related to a write-off of flu vaccine inventory in our Specialty Distribution line of business due to an overstock of inventory resulting from a mild flu season.

SG&A for our SAAS segment increased $23.7 million, or 17.2%, in 2007 from 2006.  This is primarily caused by an increase in bad debt expense in 2007 over 2006, the majority of which is related to a $13.5 million non-recurring charge to bad debt expense in the third quarter of 2007 in our Specialty Distribution line of business related to the insolvency of a client, as well as $3.0 million of additional reserves taken in the fourth quarter of 2007 in order to adequately balance collection risks in all SAAS business lines.

SAAS income from continuing operations decreased $58.1 million, or 71.4%, in 2007 from 2006 based on the factors described above.

OTHER (EXPENSE) INCOME, NET

Net interest expense decreased $31.6 million, or 32.8%, in 2008 as compared to 2007, due to lower interest rates and less debt outstanding.  Net interest expense increased $14.2 million, or 17.3%, in 2007 as compared to 2006, resulting from the increased borrowings under our credit facility (see “Liquidity and Capital Resources—Bank Credit Facility”).

The non-operating charge of $2.0 million during the year ended December 31, 2008 represents an unrealized loss on shares held in the Reserve Primary Fund (see Note 2).

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

PROVISION FOR INCOME TAXES

Our effective tax rate decreased to 35.8% for the year ended December 31, 2008, as compared to 36.4% for the year ended          December 31, 2007.  Our 2008 effective rate reflects non-recurring net tax benefits of $7.7 million attributable to lapses in the applicable statutes of limitations, favorable audit resolutions, and changes in our unrecognized tax benefits.  Our 2007 effective rate reflects a nondeductible penalty of $10.5 million relating to the settlement of a legal matter.  Our 2006 effective rate reflects non-recurring net tax benefits of $7.3 million mainly related to the impact of changes in state effective rates on deferred tax assets and liabilities.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

Net loss from discontinued operations, net of tax, decreased $29.2 million from 2007 to 2008.  This decrease is primarily due to charges recorded in the fourth quarter of 2007 of $34.0 million from IP goodwill and intangible asset impairment losses and the write-down of IP assets to fair market value (see—“Critical Accounting Policies—Asset Impairment”) and non-recurring charges of $2.0 million relating to the closure of six IP pharmacy sites.  In addition, a pre-tax gain on sale of IP of $7.4 million offset by a pre-tax loss on sale of CMP for $1.3 million during the year ended December 31, 2008.

Net loss from discontinued operations, net of tax, increased $31.7 million from 2006 to 2007, primarily due to fourth quarter 2007 charges discussed above.

NET INCOME AND EARNINGS PER SHARE

Net income increased $208.3 million, or 36.7%, for the year ended December 31, 2008 over 2007 and increased $93.4 million, or 19.7% for the year ended December 31, 2007 over 2006.

On May 23, 2007, we announced a two-for-one stock split for stockholders of record on June 8, 2007, effective June 22, 2007.  On May 24, 2005, we announced a two-for-one stock split for stockholders of record on June 10, 2005, effective June 24, 2005.  Both splits were affected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding.  The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period have been adjusted for both stock splits.

Basic and diluted earnings per share increased 43.1% and 43.3%, respectively, for the year ended December 31, 2008 over 2007 and 28.2% and 28.7%, respectively, for the year ended December 31, 2007 over 2006.  These increases are primarily due to improved operating results, as well as the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 7.2 million and 23.1 million shares in the years ended December 31, 2008 and 2007, respectively (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

        In 2008, net cash provided by continuing operations increased $247.5 million to $1,095.6 million. Changes in operating cash flows from continuing operations in 2008 were positively impacted by the following factors:

•	Net income from continuing operations increased $179.1 million in 2008 over 2007.
•
The deferred tax provision from continuing operations increased $29.7 million 2008 over 2007, reflecting changes in the deferred tax provision caused by the first quarter 2007 implementation of Financial Accounting Standards Board Interpretation Number ("FIN") 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.

•
Changes in working capital from continuing operations resulted in a cash inflow of $93.5 million compared to $77.2 million.  The change was driven by an increase in net cash inflow in claims and rebates payable year over year due to the timing of invoices and payments.  This was significantly offset by decreases in inventory due to large purchases of inventory at discounted rates and accounts receivable due to the timing of collections.

In 2008, cash flows from discontinued operations increased $28.2 million from cash used of $20.8 million in 2007 to cash provided of $7.4 million in 2008.  This was primarily due to the sale of IP in 2008 and the collection of accounts receivable which is expected to continue for the near future.

In 2007, net cash provided by operations from continuing operations increased $174.6 million to $848.1 million.  Changes in operating cash flows from continuing operations in 2007 were positively impacted by the following factors:

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

        As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 6.2% and 6.0% at December 31, 2008 and 2007, respectively.  This increase is primarily due to additional reserves for receivables from our clients’ members.

        Our capital expenditures increased $10.8 million, or 14.4%, in 2008 as compared to 2007, and increased $8.4 million, or 12.6%, in 2007 as compared to 2006.  We intend to continue to invest in infrastructure and technology which we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  We expect future capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

STOCK REPURCHASE PROGRAM (reflecting the two-for-one stock split effective June 22, 2007)

We have a stock repurchase program, originally announced on October 25, 1996.  On July 22, 2008, our Board of Directors authorized total increases in the program of 15.0 million shares.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During 2008, we repurchased 7.2 million shares for $494.4 million, leaving 21.0 million shares remaining under the program.  Current year repurchases were funded through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

ACQUISITIONS AND RELATED TRANSACTIONS

On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC, a privately held PBM, for a purchase price of $251.0 million, which includes a purchase price adjustment for working capital and transaction costs. MSC is a leader in providing PBM services to clients providing workers’ compensation benefits.  The transaction was accounted for under the provisions of FAS 141, “Business Combinations.”  The purchase price was funded through internally generated cash and temporary borrowings under our revolving credit facility.  This acquisition is reported as part of our PBM segment and did not have a material effect on our consolidated financial statements.

We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans.  On July 1, 2008, the merger of RxHub and SureScripts was announced.  The new organization will enable physicians to securely access health information when caring for their patients through a fast and efficient health exchange.  We have retained one-sixth ownership in the merged company.  Due to the decreased ownership percentage, the investment is being recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment.  This change did not have a material effect on our consolidated financial statements.

        On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets.  The purchase price was funded through internally generated cash.  The purchase agreement includes an earnout provision, payable after three years based on the performance of the business.  This acquisition is reported as part of our PBM segment, and did not have a material effect on our consolidated financial statements.

We regularly review potential acquisitions and affiliation opportunities.  We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations.  There can be no assurance we will make new acquisitions or establish new affiliations in 2009 or thereafter.

BANK CREDIT FACILITY

At December 31, 2008, our credit facility includes $960.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of December 31, 2008) is available for general corporate purposes.  During 2008, we made scheduled payments of $260.0 million on our Term A loan.  The maturity date of our credit facility is October 14, 2010.

Our credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin.  The margin over LIBOR ranges from 0.50% to 1.125%, depending on our consolidated leverage ratio or our credit rating.  Under our credit facility we are required to pay commitment fees on the unused portion of the $600.0 million revolving credit facility.  The commitment fee will range from 0.10% to 0.25% depending on our consolidated leverage ratio or our credit rating.

        At December 31, 2008, the weighted average interest rate on the facility was 3.7%.  Our credit facility contains covenants which limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At December 31, 2008, we believe we are in compliance with all covenants associated with our credit facility.

CREDIT MARKET CONDITIONS

As of December 31, 2008, we had $530.7 million of cash on hand which is above historical levels.  We consistently generate positive cash flow from operations and typically do not rely on external sources of capital to meet our routine operating needs, including required payments of debt under our credit agreements.  As a result, we do not expect material adverse financial consequences due to the recent credit market conditions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our schedule of current maturities of our long-term debt as of December 31, 2008, and future minimum lease payments due under noncancellable operating leases of our continuing operations (in millions):

	Payments Due by Period as of December 31, 2008
Contractual obligations	Total	2009	2010 – 2011	2012 – 2013	After 2014

Long-term debt (1)	$1,760.3	$420.0	$1,340.1	$0.2	$0.0
Future minimum lease payments (2)	183.7	31.9	54.4	44.9	52.5
Purchase commitments (3)	62.1	33.7	25.6	2.0	0.8
Total contractual cash obligations	$2,006.1	$485.6	$1,420.1	$47.1	$53.3

(1)
These payments exclude the interest expense on our credit facility, which requires us to pay interest on LIBOR plus a margin.  Our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see “—Bank Credit Facility”).

(2)
In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia.  At December 31, 2008, our lease obligation is $9.1 million.  In accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts”, our lease obligation has been offset against $9.1 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

(3)
These amounts consist of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business.  We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

The gross liability for uncertain tax positions under FIN 48 is $40.4 million and $28.4 million as of December 31, 2008 and 2007, respectively.  We do not expect a significant payment related to these obligations to be made within the next twelve months.  We are not able to provide a reasonable reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations.

OTHER MATTERS

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued FAS 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Our partial adoption of FAS 157 for financial assets and liabilities as of January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows (see Note 2).

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

In December 2007, the FASB issued FAS 141R, “Business Combinations,” and FAS 160, “Business Combinations and Noncontrolling Interests” (FAS 141R and FAS 160, respectively).  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.  We do not expect these pronouncements to have an effect on our financial statements unless we enter into a business combination subsequent to the effective date.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues.  Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 7A.  — Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At December 31, 2008, we had $1,229.6  million of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $12.3 million (pre-tax), presuming obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express Scripts, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Company changed the manner in which it accounts for member co-payments to retail pharmacies for the year ended December 31, 2008.  The Company's current revenue recognition policy regarding member co-payments to retail pharmacies is described in Note 1.  As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions for the year ended December 31, 2007.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Medical Services Company from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008.  We have also excluded Medical Services Company from our audit of internal control over financial reporting.  Medical Services Company is a wholly-owned subsidiary whose total assets and total revenues represent 4.9% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 24, 2009

EXPRESS SCRIPTS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(in millions, except share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$530.7	$434.7
Restricted cash and investments	4.8	2.2
Receivables, net	1,155.9	1,184.6
Inventories	203.0	166.1
Deferred taxes	118.2	121.1
Prepaid expenses and other current assets	31.2	18.7
Current assets of discontinued operations	-	40.4
Total current assets	2,043.8	1,967.8
Property and equipment, net	222.2	215.5
Goodwill	2,881.1	2,695.3
Other intangible assets, net	332.6	342.0
Other assets	29.5	30.2
Non-current assets of discontinued operations	-	5.6
Total assets	$5,509.2	$5,256.4

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$1,380.7	$1,258.9
Accounts payable	496.4	517.3
Accrued expenses	420.5	432.5
Current maturities of long-term debt	420.0	260.1
Current liabilities of discontinued operations	4.1	6.2
Total current liabilities	2,721.7	2,475.0
Long-term debt	1,340.3	1,760.3
Other liabilities	369.0	324.7
Total liabilities	4,431.0	4,560.0

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	-	-
Common stock, 1,000,000,000 shares authorized, $0.01 par value shares issued: 318,958,000 and 318,886,000, respectively; shares outstanding: 247,649,000 and 252,371,000, respectively	3.2	3.2
Additional paid-in capital	640.8	564.5
Accumulated other comprehensive income	6.2	20.9
Retained earnings	3,361.0	2,584.9
	4,011.2	3,173.5

Common stock in treasury at cost, 71,309,000 and 66,515,000 shares, respectively	(2,933.0)	(2,477.1)
Total stockholders’ equity	1,078.2	696.4
Total liabilities and stockholders’ equity	$5,509.2	$5,256.4

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2008	2007	2006

Revenues [1]	$21,978.0	$21,824.0	$21,562.6
Cost of revenues [1]	19,937.1	20,065.2	20,093.7
Gross profit	2,040.9	1,758.8	1,468.9
Selling, general and administrative	760.4	698.0	643.1
Operating income	1,280.5	1,060.8	825.8
Other (expense) income:
Non-operating charges, net	(2.0)	(18.6)	-
Undistributed loss from joint venture	(0.3)	(1.3)	(1.6)
Interest income	13.0	12.2	13.7
Interest expense	(77.6)	(108.4)	(95.7)
	(66.9)	(116.1)	(83.6)
Income before income taxes	1,213.6	944.7	742.2
Provision for income taxes	434.0	344.2	266.8
Net income from continuing operations	779.6	600.5	475.4
Net loss from discontinued operations, net of tax	(3.5)	(32.7)	(1.0)
Net income	$776.1	$567.8	$474.4

Weighted average number of common shares outstanding during the period:
Basic:	248.9	260.4	279.6
Diluted:	251.8	264.0	284.0

Basic earnings (loss) per share:
Continuing operations	$3.13	$2.31	$1.70
Discontinued operations	(0.01)	(0.13)	-
Net earnings	3.12	2.18	1.70

Diluted earnings (loss) per share:
Continuing operations	$3.10	$2.27	$1.67
Discontinued operations	(0.01)	(0.12)	-
Net earnings	3.08	2.15	1.67

1 Includes retail pharmacy co-payments of $3,153.6, $3,554.5 and $4,012.7  for the years ended December 31, 2008, 2007, and 2006, respectively.

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Under Employee Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2005	159.5	$1.6	$473.5	$(5.8)	$9.8	$1,542.9	$(557.2)	$1,464.8
Comprehensive income:
Net income	-	-	-	-	-	474.4	-	474.4
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	0.1	-	-	0.1
Realized and unrealized gain on available for sale securities; net of taxes	-	-	-	-	2.0	-	-	2.0
Comprehensive income	-	-	-	-	2.1	474.4	-	476.5
Reclassification of unearned compensation upon adoption of FAS 123R	-	-	(5.8)	5.8	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(906.8)	(906.8)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	(0.1)	-	(7.5)	-	-	-	5.6	(1.9)
Amortization of unearned compensation under employee plans	-	-	27.6	-	-	-	-	27.6
Exercise of stock options	-	-	(22.9)	-	-	-	57.2	34.3
Tax benefit relating to employee stock compensation	-	-	30.4	-	-	-	-	30.4
Balance at December 31, 2006	159.4	1.6	495.3	-	11.9	2,017.3	(1,401.2)	1,124.9
Comprehensive income:
Net income	-	-	-	-	-	567.8	-	567.8
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	11.0	-	-	11.0
Realized and unrealized gain on available for sale securities; net of taxes	-	-	-	-	(2.0)	-	-	(2.0)
Comprehensive income	-	-	-	-	9.0	567.8	-	576.8
Stock split in form of dividend	159.4	1.6	(1.6)	-	-	-	-	-
Treasury stock acquired	-	-	-	-	-	-	(1,140.3)	(1,140.3)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	0.1	-	1.5	-	-	-	3.1	4.6
Amortization of unearned compensation under employee plans	-	-	31.6	-	-	-	-	31.6
Exercise of stock options	-	-	(11.7)	-	-	-	61.3	49.6
Tax benefit relating to employee stock compensation	-	-	49.4	-	-	-	-	49.4
Cumulative effect of adoption of FIN 48	-	-	-	-	-	(0.2)	-	(0.2)
Balance at December 31, 2007	318.9	3.2	564.5	-	20.9	2,584.9	(2,477.1)	696.4
Comprehensive income:
Net income	-	-	-	-	-	776.1	-	776.1
Other comprehensive income,
Foreign currency translation adjustment	-	-	-	-	(14.7)	-	-	(14.7)
Comprehensive income	-	-	-	-	(14.7)	776.1	-	761.4
Treasury stock acquired	-	-	-	-	-	-	(494.4)	(494.4)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	-	-	0.6	-	-	-	4.0	4.6
Amortization of unearned compensation under employee plans	-	-	40.3	-	-	-	-	40.3
Exercise of stock options	-	-	(6.8)	-	-	-	34.5	27.7
Tax benefit relating to employee stock compensation	-	-	42.2	-	-	-	-	42.2
Balance at December 31, 2008	318.9	$3.2	$640.8	$-	$6.2	$3,361.0	$(2,933.0)	$1,078.2

See accompanying Notes to Consolidated Financial Statements

 EXPRESS SCRIPTS, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2008	2007	2006
Cash flows from operating activities:
Net income	$776.1	$567.8	$474.4
Net loss from discontinued operations, net of tax	3.5	32.7	1.0
Net income from continuing operations	779.6	600.5	475.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.7	97.5	99.8
Deferred income taxes	33.8	4.1	7.6
Bad debt expense	30.1	36.7	13.5
Employee stock-based compensation expense	40.2	31.6	27.6
Other, net	20.7	0.5	(0.1)
Changes in operating assets and liabilities, net of changes resulting from acquisitions:
Receivables	21.9	71.6	35.7
Inventories	(38.0)	25.3	77.4
Other current and non-current assets	5.4	6.9	44.5
Claims and rebates payable	113.0	(16.8)	(104.2)
Other current and non-current liabilities	(8.8)	(9.8)	(3.7)
Net cash provided by operating activities—continuing operations	1,095.6	848.1	673.5
Net cash provided by (used in) operating activities—discontinued operations	7.4	(20.8)	(14.9)
Net cash flows provided by operating activities	1,103.0	827.3	658.6

Cash flows from investing activities:
Purchases of property and equipment	(85.8)	(75.0)	(66.6)
Acquisitions, net of cash acquired, and investment in joint venture	(251.5)	(14.3)	0.1
Sale (purchase) of marketable securities	-	34.2	(31.5)
Short term investment transferred from cash	(49.3)	-	-
Cash received from short term investment	38.9	-	-
Proceeds from the sale of business	27.7	-	-
Other	(0.6)	(0.7)	(2.8)
Net cash used in investing activities—continuing operations	(320.6)	(55.8)	(100.8)
Net cash used in investing activities—discontinued operations	-	(2.5)	(0.2)
Net cash used in investing activities	(320.6)	(58.3)	(101.0)

Cash flows from financing activities:
Proceeds from long-term debt	-	800.0	-
Repayment of long-term debt	(260.0)	(180.1)	(110.1)
Proceeds from (repayments of ) revolving credit line, net	-	(50.0)	50.0
Tax benefit relating to employee stock-based compensation	42.1	49.4	30.4
Treasury stock acquired	(494.4)	(1,140.3)	(906.8)
Deferred financing fees	-	(1.5)	(0.4)
Net proceeds from employee stock plans	31.9	52.8	32.2
Net cash used in financing activities	(680.4)	(469.7)	(904.7)

Effect of foreign currency translation adjustment	(6.0)	4.4	0.2

Net increase (decrease) in cash and cash equivalents	96.0	303.7	(346.9)
Cash and cash equivalents at beginning of year	434.7	131.0	477.9
Cash and cash equivalents at end of year	$530.7	$434.7	$131.0

Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$342.4	$279.2	$192.9
Interest	72.9	112.2	96.9
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of significant accounting policies

Organization and operations.   We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, providing health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs.  Our integrated PBM services include network claims processing, home delivery pharmacy services, specialty prescription fulfillment, benefit design consultation, drug utilization review, formulary management, and drug data analysis services.  Our Specialty and Ancillary Services (“SAAS”) segment services include distribution of injectible drugs, pharmaceuticals, medical supplies, pharmaceuticals to low-income patients through manufacturer-sponsored branded and company-sponsored generic patient assistance programs and distribution of sample units to physicians and verification of practitioner licensure; and bio-pharma services including reimbursement and customized logistics solutions.  SAAS services do not include the fulfillment of specialty prescriptions at retail pharmacies participating in our networks.  These prescriptions are included in PBM retail pharmacies participating in our networks.

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  Our SAAS segment includes the Specialty operations of CuraScript, Inc. (“CuraScript”), and Specialty Distribution Services (“SDS”) and Phoenix Marketing Group LLC (“PMG”) lines of business (see Note 14).

Basis of presentation.   The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% to 50% owned, are accounted for under the equity method.  Certain amounts in prior years have been reclassified to conform with the current year presentation.  The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the United States, and requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from those estimates and assumptions.

Discontinued operations.   On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million and recorded a pre-tax gain of approximately $7.4 million.  The gain is included in net loss from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2008.  IP was identified as available for sale during the fourth quarter of 2007 as we considered it non-core to our future operations.

    On April 4, 2008, we completed the sale of Custom Medical Products, Inc. (“CMP”) and recorded a pre-tax loss of approximately $1.3 million which is included in net loss from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2008 (see Note 4).

Cash and cash equivalents.   Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts.  As a result, cash disbursement accounts carrying negative book balances of $254.3 million and $231.6 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at December 31, 2008 and 2007, respectively.  This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled.  No overdraft or unsecured short-term loan exists in relation to these negative balances.

We have restricted cash and cash equivalents in the amount of $4.8 million and $2.2 million at December 31, 2008 and 2007, respectively. These amounts consist of investments and cash that include participants’ health savings accounts as well as employers’ pre-funding amounts.

Accounts receivable.   Based on our revenue recognition policies discussed below, certain claims at the end of a period are unbilled.  Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin.  Estimates are adjusted to actual at the time of billing.  Historically, adjustments to our original estimates have been immaterial.  As of December 31, 2008 and 2007, unbilled receivables for continuing operations were $561.9 million and $592.9 million, respectively.  Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.

We provide an allowance for doubtful accounts equal to estimated uncollectible receivables.  This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions.  Receivables are written off against the allowance only upon determination such amounts are not recoverable and all collection attempts have failed.  As of December 31, 2008 and 2007, we have an allowance for doubtful accounts for continuing operations of $76.8 million and $75.4 million, respectively.

Inventories.   Inventories consist of prescription drugs and medical supplies which are stated at the lower of first-in first-out cost or market.

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

Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as property and equipment.  Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years.  Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed.  With respect to capitalized software costs, we recorded amortization expense of $21.3 million in 2008, $18.2 million in 2007 and $17.4 million in 2006.

Marketable securities.   All investments not included as cash and cash equivalents are accounted for under Financial Accounting Standards Board Statement No. (“FAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  All marketable securities at December 31, 2008 and 2007 were recorded in other non-current assets on our consolidated balance sheet (see Note 2).

Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings.  We held trading securities, consisting primarily of mutual funds, totaling $12.8 million and $20.9 million at December 31, 2008 and 2007, respectively.  We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 12.  Net (loss) gain recognized on the trading portfolio were ($5.2) million, $1.9 million, and $2.7 million in 2008, 2007, and 2006, respectively.

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

Impairment of long lived assets.   We evaluate whether events and circumstances have occurred which indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business (see Note 4 and Note 8).

Goodwill.   Goodwill is evaluated for impairment annually or when events or circumstances occur indicating goodwill might be impaired in accordance with FAS 142, “Goodwill and Other Intangible Assets.”  In addition, we evaluate whether events or circumstances have occurred which may indicate an impairment in goodwill.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.

We evaluate goodwill separately for the domestic PBM operations, Canadian PBM operations and SAAS operations.  No such impairment existed for our domestic PBM operations or Canadian PBM operations at December 31, 2008 or 2007.  Additionally, no such impairment existed for our SAAS operations at December 31, 2008.

As noted above, IP was classified as a discontinued operation during the fourth quarter of 2007.  Impairment charges of $7.0 million were recorded for IP in the net loss from discontinued operations for 2007 (see Note 8).

Other intangible assets.   Other intangible assets include, but are not limited to, customer contracts and relationships, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements.  Other intangible assets, excluding customer contracts, customer relationships and trade names, are recorded at cost.  Customer contracts and relationships are valued based on discounted cash flows over the expected life of the intangible asset.  Excluding trade names which have an indefinite life, other intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 1 to 20 years (see Note 8).

The amount of other intangibles assets reported for our continuing operations is net of accumulated amortization of $195.5 million and $205.5 million at December 31, 2008 and 2007, respectively.  Amortization expense for our continuing operations for customer-related intangibles and non-compete agreements included in selling, general and administrative expenses was $33.7 million for the years ended December 31, 2008 and 2007 and $34.0 million for the year ended 2006, respectively.  Amortization expense for our continuing operations for deferred financing fees included in interest expense was $2.4 million, $2.2 million and $1.9 million in 2008, 2007 and 2006, respectively.  Amortization expense for our continuing operations for advance discounts paid to customers is recorded against revenue and was $0.6 million, $2.8 million and $5.2 million in 2008, 2007 and 2006, respectively.

In connection with our evaluation of IP as a discontinued operation during 2007, we wrote-off intangible assets with a net book value of $0.4 million (gross carrying value of $0.7 million net of accumulated amortization of $0.3 million), consisting of contractual relationships, in the net loss from discontinued operations.

Self-insurance reserves.   We maintain insurance coverage for claims that arise in the normal course of business.  Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance reserves to reduce our exposure to future legal costs, settlements and judgments.  Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 13).  It is not possible to predict with certainty the outcome of these claims, and we can give no assurances any losses, in excess of our insurance and any self-insurance reserves, will not be material.

Fair value of financial instruments.   The carrying value of cash and cash equivalents, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value, which approximates the carrying value, of our bank credit facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity (see Note 2).

Revenue recognition. Revenues from our PBM segment are earned by dispensing prescriptions from our home delivery pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs (see also “Rebate accounting” below).

Revenues from dispensing prescriptions from our home delivery pharmacies are recorded when prescriptions are shipped.  At the time of shipment, our earnings process is complete: the obligation of our customer to pay for the drugs is fixed, and, due to the nature of the product, the member may not return the drugs nor receive a refund.

Revenues related to the distribution of prescription drugs by retail pharmacies in our networks consist of the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion to be settled directly by the member (co-payment), plus any associated administrative fees.  These revenues are recognized when the claim is processed.  When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.”  Although we generally do not have credit risk with respect to retail co-payments, the primary indicators of gross treatment are present.  When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts.  We also provide benefit design and formulary consultation services to clients.  We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members.  Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts.  These factors indicate we are a principal as defined by EITF 99-19 and, as such, we record the total prescription price contracted with clients in revenue.

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment.  Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $3.2 billion, $3.6 billion and $4.0 billion for the years ended December 31, 2008, 2007, and 2006, respectively, are included in revenues and cost of revenues.  We changed our accounting policy for member co-payments during the third quarter of 2008 to include member co-payments to retail pharmacies in revenue and cost of revenue.  Retail pharmacy co-payments decreased in the years ended December 31, 2008, 2007, and 2006 as compared to prior periods due to the expected loss of discount card programs and other low margin clients.  Additionally, the decrease is due to the increase in generic utilization.

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

Revenues from our SAAS segment are earned in a variety of ways.  Revenues from our specialty line of business are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectible, infused, oral, or inhaled drugs which have sensitive handling and storage needs, the distribution of pharmaceuticals and medical supplies to providers and clinics, fertility services to providers and patients and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions.  Specialty revenues earned by our SAAS segment are recognized at the point of shipment.  At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments.  Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period.  Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received.  Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates.  Allowances for returns are estimated based on historical return trends.

Revenues from our SAAS segment also are derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network and the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low-income patients, sample fulfillment and sample accountability services.  Revenues include administrative fees received from these programs as well as fees for verification of practitioner licensure.  We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in SAAS revenues, and the associated costs for these sample card programs in cost of revenues.  Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue.  These transactions require us to assume credit risk.

Rebate accounting.   We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers.  Rebates and administration fees earned for the administration of this program, performed in conjunction with claim processing and home delivery services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate and administration fees payable to customers is treated as a reduction of revenue.  The portion of rebates and administration fees payable to clients is estimated based on historical and/or anticipated sharing percentages.  These estimates are adjusted to actual when amounts are paid to clients.  We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales.  Rebates and administrative fees billed to manufacturers are determinable when the drug is dispensed.  We pay all or a contractually agreed upon portion of such rebates to our clients.

Cost of revenues. Cost of revenues includes product costs, network pharmacy claims payments, co-payments,  and other direct costs associated with dispensing prescriptions, including shipping and handling (see also “Revenue Recognition” and “Rebate Accounting”).  We changed our accounting policy for member co-payments during the third quarter of 2008 to include member co-payments to retail pharmacies in revenue and cost of revenue.

Income taxes.   Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates.  On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (see Note 10).

Employee stock-based compensation.   On January 1, 2006, we adopted FAS 123R, “Share-Based Payment,” which replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.”  We adopted FAS 123R using the modified prospective method.  Under this method of adoption, prior periods are not restated.  For awards granted prior to the adoption of FAS 123R, compensation cost is recognized for the unvested portion of outstanding awards based on the grant-date fair value calculated under FAS 123 for pro forma disclosures.  We elected to use the short-cut method for determining the historical pool of windfall tax benefits.

Grant-date fair value of stock options and “stock-settled” stock appreciation rights (“SSRs”) are estimated using a Black-Scholes valuation model.  Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at the time of vesting.  Forfeitures are estimated based on historical experience.  We use an accelerated method of recognizing compensation cost for awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those grants that vest over three years.  The majority of our stock-based awards have three-year vesting.

See Note 12 for more information regarding stock-based compensation.

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

	2008	2007	2006

Weighted average number of common shares outstanding during the period – Basic EPS(1)	248.9	260.4	279.6
Dilutive common stock equivalents:
Outstanding stock options, SSRs, restricted stock units, and executive deferred compensation units(2)	2.9	3.6	4.4
Weighted average number of common shares outstanding during the period – Diluted EPS	251.8	264.0	284.0

(1)
The decrease in weighted average number of common shares outstanding during the period for Basic and Diluted EPS resulted from 7.2 million and 23.1 million treasury shares repurchased in the years ended December 31, 2008 and 2007, respectively.

(2)	Excludes awards of 0.4 million and 0.9 million for the year ended December 31, 2008 and 2006, respectively. These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Foreign currency translation.   The financial statements of ESI Canada, our Canadian operations, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada is the local currency and cumulative translation adjustments (credit balances of $6.2 million and $20.9 million at December 31, 2008 and 2007, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.

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

2.           Fair value measurements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008, the FASB approved the Financial Staff Position which deferred the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2008 include cash equivalents of $471.2 million, restricted cash and investments of $4.8 million and trading securities of $12.8 million (included in other assets).  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

As of December 31, 2008, short-term investments, included in prepaid expenses and other current assets in the consolidated balance sheet, were carried at fair value and consisted of our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund.  The estimated fair value of our investment in the Primary Fund was $8.4 million as of December 31, 2008.  The net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Accordingly, we recognized an unrealized loss of $2.0 million in the year ended December 31, 2008, which is included in non-operating gains (charges), net in the consolidated statement of operations and reclassified the Primary Fund investment from cash and cash equivalents to prepaid expenses and other current assets in the consolidated balance sheet.  We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy.

We have received cash distributions of $38.9 million through December 31, 2008 and received $3.3 million subsequent to year-end.  We expect to receive future distributions as the Primary Funds’s assets mature or are sold.  If the markets for short term securities remain illiquid, there may be further declines in the value of our remaining investments.  To the extent we determine there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments of $8.4 million at December 31, 2008.

3.           Changes in business

Acquisitions.  On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC – Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $251.0 million, which includes a purchase price adjustment for working capital and transaction costs. MSC is a leader in providing PBM services to clients providing workers’ compensation benefits.  The transaction was accounted for under the provisions of FAS 141, “Business Combinations.”  The purchase price was funded through internally generated cash and temporary borrowings under the revolving credit facility.  This acquisition is reported as part of our PBM segment.

The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition.  A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer relationships in the amount of $28.9 million and internally developed software in the amount of $1.2 million, which are being amortized using a straight-line method over estimated useful lives of fifteen years and five years, respectively.  The acquired customer relationships and internally developed software are included in other intangibles, net and property and equipment, net, respectively, in the consolidated balance sheet.  In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $208.2 million.  The amounts preliminarily assigned to intangible assets and goodwill may be further adjusted pending finalization of the purchase price and asset valuation.  Goodwill is not deductible for tax purposes.

 On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets.  The purchase price was funded through internally generated cash.  The purchase agreement includes an earnout provision, payable after three years based on the performance of the business.  This acquisition is reported as part of our PBM segment, and did not have a material effect on our consolidated financial statements.

4.           Discontinued operations

 On June 30, 2008, we completed the sale of IP, our infusion pharmacy line of business, for $27.5 million and recorded a pre-tax gain of approximately $7.4 million.  The gain is included in net loss from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2008.  Rights to certain working capital balances related to IP were not sold and are retained on the balance sheet as of December 31, 2008.  For a period of time, we will continue to generate cash flows and income statement activity on assets and liabilities of discontinued operations as these working capital balances wind down, which are not expected to be material.

 IP was identified as available for sale during the fourth quarter of 2007 as we considered it non-core to our future operations.  In connection with the classification of IP as a discontinued operation, we recorded a charge of $34.0 million in the fourth quarter of 2007 related to impairment losses.  IP was headquartered in Louisville, Kentucky and operated twelve infusion pharmacies in six states.  IP offered a broad range of infused therapies in the home to patients with acute or chronic conditions.

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

        On April 4, 2008, we completed the sale of CMP and recorded a pre-tax loss of approximately $1.3 million which is included in net loss from discontinued operations, net of tax in the consolidated statement of operations for the year ended December 31, 2008.  CMP, which assembles customer medical kits containing various types of medical supplies, was included in our SAAS segment prior to being classified as a discontinued operation.

Certain information with respect to the discontinued operations for the year ended December 31, 2008, 2007, and 2006 is summarized as follows:

(in millions)	2008	2007	2006

Revenues	$44.7	$108.3	$110.1
Net loss from discontinued operations, net of tax	(3.5)	(32.7)	(1.0)
Income tax (expense) benefit from discontinued operations	(0.3)	14.0	0.7

5.          Non-operating charges, net

The non-operating charge of $2.0 million during the year ended December 31, 2008 represents an unrealized loss on shares held in the Reserve Primary Fund. (See Note 2).

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

6.           Joint venture

On July 1, 2008, the merger of RxHub and SureScripts was announced.  We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans.  The new organization enables physicians to securely access health information when caring for their patients through a fast and efficient health exchange.  We retain one-sixth ownership in the merged company.  Due to the decreased ownership percentage, the investment is recorded under the cost method, under which dividends are the basis of recognition of earnings from an investment.  RxHub has not paid any dividends to date.  Prior to the merger, the investment in RxHub was recorded using the equity method of accounting, which required our percentage interest in RxHub’s results to be recorded in our consolidated statement of operations.  Our percentage of RxHub’s loss for 2008, 2007 and 2006 was $0.3 million, $1.3 million, and $1.6 million, respectively, and has been recorded in other (expense) income, net, in the consolidated statement of operations.  Our investment in RxHub (approximately $0.8 million and $0.2 million at December 31, 2008 and 2007, respectively) is recorded in other assets in our consolidated balance sheet.

7.           Property and equipment

Property and equipment of our continuing operations, at cost, consists of the following:

	December 31,
(in millions)	2008	2007
Land and buildings	$6.3	$6.3
Furniture	37.9	34.7
Equipment	198.8	185.1
Computer software	249.8	207.1
Leasehold improvements	51.9	50.7
	544.7	483.9
Less accumulated depreciation	322.5	268.4
	$222.2	$215.5

Depreciation expense for our continuing operations in 2008, 2007 and 2006 was $64.0 million, $63.8 million and $65.8 million, respectively. Internally developed software, net of accumulated depreciation, for our continuing operations was $55.5 million and $78.9 million at December 31, 2008 and 2007, respectively.

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia (see Note 13).

Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space.  Our asset retirement obligation for our continuing operations was $6.3 million and $6.0 million at December 31, 2008 and 2007, respectively.

8.           Goodwill and Other Intangibles

The following is a summary of our goodwill and other intangible assets of our continuing operations (amounts in millions):

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill
PBM	$1,711.6	$107.0	$1,525.8	$107.4
SAAS	1,276.5	-	1,276.9	-
	$2,988.1	$107.0	$2,802.7	$107.4

Other intangible assets
PBM
Customer contracts	$273.1	$110.2	$245.9	$97.8
Other (1)	17.4	12.3	61.6	53.0
	290.5	122.5	307.5	150.8

SAAS
Customer relationships	231.5	72.3	231.5	51.7
Other (1)	6.1	0.7	8.5	3.0
	237.6	73.0	240.0	54.7
Total other intangible assets	$528.1	$195.5	$547.5	$205.5

(1)	Changes in other intangible assets are a result of the write-off of fully-amortized contractual assets.

The aggregate amount of amortization expense of other intangible assets for our continuing operations was $36.1 million, $38.8 million and $41.3 million for the year ended December 31, 2008, 2007 and 2006, respectively.  The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $37.5 million for 2009, $35.6 million for 2010, $34.3 million for 2011, $32.4 million for 2012 and $32.3 million for 2013.  The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and four years for other intangible assets.

In connection with the discontinued operations of IP (see Note 4) and pursuant to our policies for assessing impairment of goodwill and long-lived assets (see Note 1), approximately $7.0 million of goodwill was written off in the fourth quarter of 2007 and we wrote-off intangible assets with a net book value of $0.4 million (gross carrying value of $0.7 million net of accumulated amortization of $0.3 million), consisting of contractual relationships.

9.           Financing

       Long-term debt consists of:

	December 31,
(in millions)	2008	2007

Term A loans due October 14, 2010 with an average interest rate of 3.8% at December 31, 2008	$960.0	$1,220.0
Term-1 loans due October 14, 2010 with an average interest rate of 3.5% at December 31, 2008	800.0	800.0
Revolving credit facility due October 14, 2010	-	-
Other	0.3	0.4
Total debt	1,760.3	2,020.4

Less current maturities	420.0	260.1
Long-term debt	$1,340.3	$1,760.3

At December 31, 2008, our credit facility includes $960.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of December 31, 2008) is available for general corporate purposes.  During 2008, we made scheduled payments of $260.0 million on the Term A loan.  The maturity date of the credit facility is October 14, 2010.

The credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin.  The margin over LIBOR will range from 0.50% to 1.125%, depending on our consolidated leverage ratio or our credit rating.  Under the credit facility we are required to pay commitment fees on the unused portion of the $600.0 million revolving credit facility.  The commitment fee will range from 0.10% to 0.25% depending on our consolidated leverage ratio or our credit rating.

At December 31, 2008, the weighted average interest rate on the facility was 3.7%.  The credit facility contains covenants which limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At December 31, 2008, we believe we are in compliance with all covenants associated with our credit facility.

The following represents the schedule of current maturities for our long-term debt as of December 31, 2008 (amounts in millions):

Year Ended December 31,
2009	$420.0
2010	1,340.0
2011	0.1
2012	0.1
2013	0.1
Thereafter	-
$1,760.3

10.          Income taxes

Income from continuing operations before income taxes of $1,213.6 million resulted in net tax expense of $434.0 million for 2008.  We consider foreign earnings to be indefinitely reinvested and accordingly, has not recorded a provision for United States federal and state income taxes thereon.  Cumulative undistributed foreign earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $31.5 million, $34.3 million and $23.6 million as of December 31, 2008, 2007, and 2006, respectively.  Upon distribution of foreign earnings, we may be subject to United States income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes payable.

The provision (benefit) for income taxes for continuing operations consists of the following:

	Year Ended December 31,
(in millions)	2008	2007	2006
Income from continuing operations before income taxes:
United States	$1,221.9	$937.1	$734.8
Foreign	(8.3)	7.6	7.4
Total	$1,213.6	$944.7	$742.2

Current provision:
Federal	$381.1	$320.9	$242.6
State	18.2	15.8	14.0
Foreign	0.9	3.4	2.6
Total current provision	400.2	340.1	259.2
Deferred provision:
Federal	38.8	7.4	11.2
State	(2.1)	(2.4)	(3.8)
Foreign	(2.9)	(0.9)	0.2
Total deferred provision	33.8	4.1	7.6
Total current and deferred provision	$434.0	$344.2	$266.8

A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2008, 2007, and 2006 is immaterial):

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8	0.9	0.7
Non-deductible penalty	-	0.4	-
Other, net	-	0.1	0.2
Effective tax rate	35.8%	36.4%	35.9%

Our effective tax rate decreased to 35.8% for the year ended December 31, 2008, as compared to 36.4% for the year ended December 31, 2007.  Our 2008 effective rate includes discrete tax adjustments resulting in a net tax benefit of $7.7 million attributable to lapses in the applicable statutes of limitations, favorable audit resolutions, and changes in our unrecognized tax benefits.  Our 2007 effective rate reflects a nondeductible penalty of $10.5 million relating to the settlement of a legal matter.

The effective tax rate recognized in discontinued operations was (9.3)%, 29.7% and 41.2% as of December 31, 2008, 2007, and 2006, respectively.  The corresponding net tax provision was $0.3 million in 2008 with a net tax benefit of $13.8 million and $0.7 million in 2007 and 2006, respectively.  Our 2008 and 2007 effective tax rates were both unfavorably impacted by valuation allowances recorded against state net operating loss carryforwards.  The 2008 effective rate also reflects the impact of changes in state effective rates on deferred tax assets and liabilities.

The deferred tax assets and deferred tax liabilities for our continuing operations recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$25.0	$27.4
Net operating loss carryforwards and other tax attributes	24.0	18.0
Deferred compensation	3.0	6.3
Restricted stock	26.0	17.2
Accrued expenses	91.2	91.0
Other	4.3	4.2
Gross deferred tax assets	173.5	164.1
Less valuation allowance	(11.7)	(8.3)
Net deferred tax assets	161.8	155.8

Deferred tax liabilities:
Depreciation and property differences	(29.3)	(17.1)
Goodwill and customer contract amortization	(323.9)	(292.7)
Prepaids	(1.1)	(1.2)
Other	(3.0)	(2.3)
Gross deferred tax liabilities	(357.3)	(313.3)

Net deferred tax liabilities	$(195.5)	$(157.5)

As of December 31, 2008, we have $20.0 million of state net operating loss carryforwards which expire between 2009 and 2028.  A valuation allowance of $11.0 million exists for a portion of these deferred tax assets.  The net current deferred tax asset is $118.3 million and $121.1 million, and the net long-term deferred tax liability, included in other liabilities, is $313.8 million and $278.6 million as of December 31, 2008 and 2007, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2008	2007
Balance at January 1	$28.4	$23.5
Additions for tax positions related to prior years	7.9	2.5
Reductions for tax positions related to prior years	-	(6.7)
Additions for tax positions related to the current year	9.2	10.2
Reductions for tax positions related to the current year	-	(0.1)
Reductions attributable to settlements with taxing authorities	(2.1)	-
Reductions as a result of a lapse of the applicable statute of limitations	(3.0)	(1.0)
Balance at December 31	$40.4	$28.4

Included in our unrecognized tax benefits are $7.9 million of uncertain tax positions that would impact our effective tax rate if recognized.  We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of December 31, 2008.

We have accrued $0.9 million and $4.1 million of interest in our consolidated statement of operations as of December 31, 2008 and 2007, respectively, resulting in $5.0 million and $4.1 million of accrued interest in our consolidated balance sheet as of December 31, 2008 and 2007, respectively.  Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in our tax returns.

Our U.S. federal income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).  The IRS commenced an examination of our consolidated 2003 and 2004 federal income tax returns in the second quarter of 2006 that is anticipated to be concluded in 2009.  Accordingly, we have agreed to extend our statute of limitations for both years to September 30, 2009.  Our state income tax returns for 2003 and beyond also remain subject to examination by various state authorities with the latest statute expiring on November 15, 2012.

11.         Common stock (reflecting the two-for-one stock split effective June 22, 2007)

On May 23, 2007, we announced a two-for-one stock split for stockholders of record on June 8, 2007, effective June 22, 2007.  The split was affected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding.  The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.

We have a stock repurchase program, originally announced on October 25, 1996.  In 2008, our Board of Directors authorized total increases in the program of 15 million shares.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  During 2008, we repurchased 7.2 million shares for $494.4 million, leaving 21 million shares remaining under the program.  Current year repurchases were through internally generated cash.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions.

Through December 31, 2008, approximately 17.1 million shares have been reissued in connection with employee compensation plans.  As of December 31, 2008, approximately 15.0 million shares of our common stock have been reserved for employee benefit plans (see Note 12).

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

12.          Employee benefit plans and stock-based compensation plans

    Retirement savings plan.   We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full-time employees.  Employees may elect to enter into a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan.  We match 200% of the first 1% and 100% of the next 3% of the employees’ compensation contributed to the Plan for substantially all employees.  For the years ended December 31, 2008, 2007, and 2006, we had contribution expense of approximately $19.7 million, $17.9 million and $16.6 million, respectively.

Employee stock purchase plan.   We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our common stock.  Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period.  During 2008, 2007 and 2006, approximately 118,000, 131,000 and 176,000 shares of our common stock were issued under the plan, respectively.  Our common stock reserved for future employee purchases under the plan is approximately 1.5 million at December 31, 2008.

Deferred compensation plan.   We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death.  Benefit payments are funded by a combination of contributions from participants and us.  Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards.  Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account.  For 2008, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options.  We have chosen to fund our liability for this plan through investments in trading securities, which primarily consists of mutual funds (see Note 1).  We incurred compensation expense of approximately $1.8 million, $1.1 million and $0.8 million in 2008, 2007, and 2006, respectively.  At December 31, 2008, approximately 3.0 million shares of our Common Stock have been reserved for future issuance under the plan.

       Stock-based compensation plans.   In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 and again in December 2001 (as amended, the “2000 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors.  The 2000 LTIP, as then amended, was approved by our stockholders in May 2001 and, as amended, in 2006.  Under the 2000 LTIP, we have issued stock options, SSRs, restricted stock and performance share awards.  Awards are typically settled using treasury shares.  As of December 31, 2008, approximately 10.5 million shares of our common stock are available for issuance under this plan.  The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2000 LTIP is 10 years.

During 2008, we granted to certain officers and employees approximately 199,000 restricted shares of common stock and performance shares with a weighted average fair market value of $64.79.  The restricted stock awards have three-year graded vesting and the performance shares cliff vest at the end of three years.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The original value of the performance share grants are subject to a multiplier of up to 2.5 based on certain performance metrics.  The total number of non-vested restricted stock and performance share awards was 518,000 and 677,000 at December 31, 2008 and 2007, respectively.  Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods.  As of December 31, 2008, 2007 and 2006, unearned compensation related to restricted stock and performance shares was $14.2 million, $13.6 million and $6.7 million, respectively.  We recorded pre-tax compensation expense related to restricted stock and performance share grants of $16.3 million, $9.3 million and $6.8 million in 2008, 2007, and 2006, respectively.

During 2008, we granted to certain officers and employees approximately 1,838,000 stock options with a weighted average Black-Scholes value of $17.88 per share.  The SSRs and stock options have three-year graded vesting.  Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.

        The provisions of the 2000 LTIP allow employees to use shares to cover tax withholding on stock awards.  Upon vesting of restricted stock and performance shares, employees have taxable income subject to statutory withholding requirements.  The number of shares issued to employees may be reduced by the number of shares having a market value equal to our minimum statutory withholding for federal, state and local tax purposes.

As a result of the Board’s adoption and stockholder approval of the 2000 LTIP, no additional awards will be granted under either of our 1992 amended and restated stock option plan (discussed below) or under our 1994 amended and restated stock option plan (discussed below).  However, these plans are still in existence as there are outstanding grants under these plans.

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

The following table presents amounts related to stock-based compensation:

(in millions, except per share data)	SSRs and Stock Options	Restricted Stock and Performance Shares

Year ended December 31, 2008
Stock-based compensation:
Expense, pre-tax	$23.8	$16.3
Expense, after tax	15.3	10.5
Expense per diluted share	0.06	0.04

As of December 31, 2008
Unamortized portion(1)	$20.6	$14.2

Year ended December 31, 2007
Stock-based compensation:
Expense, pre-tax	$22.3	$9.3
Expense, after tax	14.2	5.9
Expense per diluted share	0.05	0.02

As of December 31, 2007
Unamortized portion(1)	$15.0	$13.6

(1) We have $0.4 million of unearned compensation related to unvested shares that are part of our deferred compensation plan as of December 31, 2008 and 2007.

The weighted average remaining recognition period for SSRs and stock options is 1.6 years, and for restricted stock and performance shares is 1.6 years.

As a result of the adoption of FAS 123R, we now classify the excess tax benefit from the exercise of stock options as a financing cash inflow.  For the year ended December 31, 2008, the tax benefit related to employee stock compensation was $42.1 million.  Prior to the adoption of FAS 123R, the tax benefit from the exercise of stock options was classified as an inflow from operating activities and under the modified prospective method, prior periods are not restated to reflect the adoption of FAS 123R.

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

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected life of option	3-5 years	3-5 years	3-5 years
Risk-free interest rate	1.6%-3.4%	3.8%-5.2%	4.5%-5.3%
Expected volatility of stock	30%-37%	29%-31%	31%-34%
Expected dividend yield	None	None	None

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

  A summary of the status of stock options and SSRs as of December 31, 2008, changes during the year ended December 31, 2008 is presented below.

	2008
(share data in millions)	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	8.4	$27.22
Granted	1.8	64.48
Exercised	(2.5)	20.40
Forfeited/cancelled	(0.6)	42.80
Outstanding at end of period	7.1	37.96

Awards exercisable at period end	3.9	25.03
Weighted-average fair value of options granted during the year	$17.88

  A summary of the status of restricted stock and performance shares as of December 31, 2008, and changes during the year ended December 31, 2008 is presented below.

	2008
(share data in millions)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	0.5	$38.13
Granted	0.2	64.79
Released	(0.1)	39.98
Forfeited/Cancelled	(0.1)	36.76
Outstanding at end of period	0.5	47.78

  At December 31, 2008, the weighted-average remaining contractual lives of stock options and SSRs outstanding and stock options and SSRs exercisable were 4.3 years and 3.1 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $138.0 million and $115.6 million, respectively.  Cash proceeds, tax benefits, fair value of vested shares and intrinsic value related to total stock options exercised and restricted shares vested during the years ended December 31, 2008, 2007 and 2006 are provided in the following table:

(in millions, except per share data)	2008	2007	2006
Proceeds from stock options exercised	$27.7	$49.7	$34.3
Tax benefit related to employee stock compensation	42.1	49.4	30.4
Fair value of vested restricted shares	4.3	9.3	23.1
Intrinsic value of stock options exercised	41.7	140.1	97.3

Weighted average fair value of options granted during the year	$17.88	$12.83	$14.23

13.         Commitments and contingencies

We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years.  The majority of our lease agreements include renewal options which would extend the agreements from one to five years.  Rental expense under the office and distribution facilities leases, excluding the discontinued operations of IP (see Note 4), in 2008, 2007 and 2006, was $31.0 million, $31.6 million and $27.4 million, respectively.  The future minimum lease payments due under noncancellable operating leases, excluding the facilities of the discontinued operations of IP (in millions):

Year Ended December 31,	Minimum lease payments
2009	$31.9
2010	30.3
2011	24.1
2012	22.7
2013	22.2
Thereafter	52.5
$183.7

These payments reflect a lease agreement we signed during 2007 for an expansion of our corporate facilities. We took possession of the facility during the first quarter of 2009.  The annual lease commitments for the new building are approximately $2.7 million and the term of the lease is ten and a half years.

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia.  At December 31, 2008, our lease obligation was $9.1 million.  In accordance with FIN 39 “Offsetting of Amounts Related to Certain Contracts,” our lease obligation has been offset against $9.1 million of industrial bonds issued by the Camden County Joint Development Authority.

For the year ended December 31, 2008, approximately 71.1% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available.  Our top five clients collectively represented 18.2%, 18.1%, and 19.6% of revenues during 2008, 2007, and 2006 respectively.  None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2008, 2007 or 2006.  We believe no other concentration risks exist at December 31, 2008.

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

14.           Segment information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and SAAS.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.  As described in Note 1, our SAAS segment includes the Specialty operations of CuraScript, and our SDS and PMG lines of business.  As described in Note 4, we discontinued our IP and CMP lines of business. Prior to being classified as discontinued, IP and CMP were included in our SAAS segment.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the years ended December 31:

(in millions)	PBM	SAAS	Total
2008
Product revenue:
Network revenues	$13,039.9	$-	$13,039.9
Home delivery revenues	4,992.7	-	4,992.7
Other revenues	-	3,649.1	3,649.1
Service revenues	182.5	113.8	296.3
Total revenues	18,215.1	3,762.9	21,978.0

Depreciation and amortization expense	60.9	36.8	97.7

Operating income	1,221.3	59.2	1,280.5
Non-operating charges, net			(2.0)
Undistributed loss from joint venture			(0.3)
Interest income			13.0
Interest expense			(77.6)
Income before income taxes			1,213.6

Capital expenditures	77.9	7.9	85.8

	PBM	SAAS	Total
(in millions)
2007
Product revenue:
Network revenues	$13,023.3	$-	$13,023.3
Home delivery revenues	5,015.5	-	5,015.5
Other revenues	-	3,489.1	3,489.1
Service revenues	168.7	127.4	296.1
Total revenues	18,207.5	3,616.5	21,824.0

Depreciation and amortization expense	61.9	35.6	97.5

Operating income	1,037.5	23.3	1,060.8
Non-operating charges, net			(18.6)
Undistributed loss from joint venture			(1.3)
Interest income			12.2
Interest expense			(108.4)
Income before income taxes			944.7

Capital expenditures	61.6	13.4	75.0

2006
Product revenue:
Network revenues	$12,810.1	$-	$12,810.1
Home delivery revenues	5,166.0	-	5,166.0
Other revenues	-	3,290.9	3,290.9
Service revenues	163.0	132.6	295.6
Total revenues	18,139.1	3,423.5	21,562.6

Depreciation and amortization expense	63.7	36.1	99.8

Operating income	744.4	81.4	825.8
Undistributed loss from joint venture			(1.6)
Interest income			13.7
Interest expense			(95.7)
Income before income taxes			742.2

Capital expenditures	50.1	16.5	66.6

The following table presents balance sheet information about our reportable segments, including the discontinued operations of IP and CMP (“DISC OP”), as of December 31:

(in millions)	PBM	SAAS	DISC OP	Total

As of December 31, 2008
Total assets	$3,494.6	$2,000.8	$13.8	$5,509.2
Investment in equity method investees	-	4.0	-	4.0

As of December 31, 2007
Total assets	2,958.5	2,251.9	46.0	5,256.4
Investment in equity method investees	0.2	3.4	-	3.6

As of December 31, 2006
Total assets	2,681.5	2,367.7	58.9	5,108.1
Investment in equity method investees	0.2	2.7	-	2.9

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

Revenues earned by our Canadian PBM totaled $44.5 million, $41.8 million and $37.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  All other revenues are earned in the United States.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $10.7 million, $23.4 million and $16.2 million as of December 31, 2008, 2007 and 2006, respectively.  All other long-lived assets are domiciled in the United States.

15.           Quarterly financial data (unaudited)

The following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First	Second	Third(1)	Fourth(1)

Fiscal 2008
Total revenues (3)	$5,490.8	$5,530.8	$5,450.5	$5,505.9
Cost of revenues (3)	5,024.7	5,028.2	4,930.1	4,954.1
Gross profit	466.1	502.6	520.4	551.8
Selling, general and administrative	171.5	185.9	189.7	213.3
Operating income	294.6	316.7	330.7	338.5

Net income from continuing operations	178.3	191.9	203.0	206.4
Net (loss) income from discontinued operations, net of tax	(1.1)	(1.7)	(1.1)	0.4
Net income	$177.2	$190.2	$201.9	$206.8

Basic earnings per share(4):
Continuing operations	$0.71	$0.77	$0.82	$0.83
Discontinued operations	-	(0.01)	-	-
Net earnings	0.70	0.76	0.82	0.84

Diluted earnings per share(4):
Continuing operations	$0.70	$0.76	$0.81	$0.83
Discontinued operations	-	(0.01)	-	-
Net earnings	0.69	0.75	0.81	0.83

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth(2)

Fiscal 2007
Total revenues (3)	$5,443.6	$5,468.8	$5,358.2	$5,553.4
Cost of revenues (3)	5,025.0	5,031.1	4,918.1	5,091.0
Gross profit	418.6	437.7	440.1	462.4
Selling, general and administrative	166.1	174.6	174.4	182.9
Operating income	252.5	263.1	265.7	279.5

Net income from continuing operations	133.0	154.7	146.7	166.1
Net (loss) income from discontinued operations, net of tax	0.7	(2.0)	(3.8)	(27.6)
Net income	$133.7	$152.7	$142.9	$138.5

Basic earnings per share(4):
Continuing operations	$0.49	$0.59	$0.58	$0.66
Discontinued operations	-	(0.01)	(0.01)	(0.11)
Net earnings	0.49	0.58	0.56	0.55

Diluted earnings per share(4):
Continuing operations	$0.48	$0.58	$0.57	$0.65
Discontinued operations	-	(0.01)	(0.01)	(0.11)
Net earnings	0.49	0.57	0.56	0.54

(1)	Includes the July 22, 2008 acquisition of MSC.
(2)	Includes the October 10, 2007 acquisition of CYC
(3)
Includes retail pharmacy co-payments of $887.7 and $935.6 for the three months ended March 31, 2008 and 2007, respectively, $824.1 and $894.0 for the three months ended June 30, 2008 and 2007, respectively, $733.7 and $864.4 for the three months ended September 30, 2008 and 2007, respectively, and $708.1 and $860.5 for the three months ended December 31, 2008 and 2007, respectively.

(4)	Earnings per share have been restated to reflect the two-for-one stock split effective June 22, 2007.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.   Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a–15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.   We have excluded MSC – Medical Services Company (“MSC”) from the assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008.  MSC’s assets and revenues represented approximately 5% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “I. Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”; provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

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

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14 – Principal Accounting Fees and Services

The information required by this item will be incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees.”

PART IV

Item 15 — Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

(1)    Financial Statements

The following report of independent accountants and our consolidated financial statements are contained in Item 8—Consolidated Financial Statements and Supplementary Data of this Report

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2008 and 2007

Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)    The following financial statement schedule is contained in this Report.

II.	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007 and 2006

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)    List of Exhibits

     See Index to Exhibits on the pages below. The Company agrees to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Express Scripts, Inc. and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESS SCRIPTS, INC.

Date: February 25, 2009	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Paz
George Paz	Chairman, President and Chief Executive Officer	February 25, 2009
/s/ Jeffrey Hall
Jeffrey Hall	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2009
/s/ Kelley Elliott
Kelley Elliott	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 25, 2009
/s/ Gary G. Benanav
Gary G. Benanav	Director	February 25, 2009
/s/ Frank J. Borelli
Frank J. Borelli	Director	February 25, 2009
/s/ Maura C. Breen
Maura C. Breen	Director	February 25, 2009
/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	February 25, 2009
/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	February 25, 2009
/s/ Frank Mergenthaler
Frank Mergenthaler	Director	February 25, 2009

/s/ Woodrow A. Myers, Jr.
Woodrow A. Myers, Jr.	Director	February 25, 2009
/s/ John O. Parker
John O. Parker	Director	February 25, 2009
/s/ Samuel Skinner
Samuel Skinner	Director	February 25, 2009
/s/ Seymour Sternberg
Seymour Sternberg	Director	February 25, 2009
/s/ Barrett A. Toan
Barrett A. Toan	Director	February 25, 2009

EXPRESS SCRIPTS, INC.
Schedule II — Valuation and Qualifying Accounts and Reserves of Continuing Operations
Years Ended December 31, 2008, 2007, and 2006

Col. A	Col. B	Col. C			Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts		Deductions(3)	Balance at End of Period
Allowance for Doubtful Accounts Receivable
Year Ended 12/31/06	$51.7	$13.5	$10.0	(1)	$13.8	$61.4
Year Ended 12/31/07	$61.4	$36.7	$-		$22.7	$75.4
Year Ended 12/31/08	$75.4	$30.1	$7.4	(2)	$36.1	$76.8

Valuation Allowance for Deferred Tax Assets
Year Ended 12/31/06	$4.1	$1.9	$-	$-	$6.0
Year Ended 12/31/07	$6.0	$2.3	$-	$-	$8.3
Year Ended 12/31/08	$8.3	$3.4	$-	$-	$11.7

(1)	Represents the adjusting entries made to the opening balance sheet to increase Priority’s allowance for doubtful accounts receivable in 2006.
(2)	Represents the opening balance sheet for our July 22, 2008 acquisition of MSC.
(3)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit
3.1[1]	Amended and Restated Certificate of Incorporation of the Company, as amended.
3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).
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

4.4
Asset Acquisition Agreement, dated October 17, 2000, between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-3 filed October 18, 2000 (Registration Number 333-47572).

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

10.1[2]
Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1994.

10.2[2]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit D to the Company’s Proxy Statement dated April 22, 1999.
10.3[2]	Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit F to the Company’s Proxy Statement dated April 22, 1999.
10.4[2]
Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1994.

10.5[2]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 9, 1996.

10.6[2]
Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors incorporated by reference to Exhibit G to the Company’s Proxy Statement dated April 22, 1999.

10.7[2]	Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan incorporated by reference to Exhibit No. 10.80 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1994.
10.8[2]	First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 16, 1997.
10.9[2]	Second Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1998.
10.10[2]	Third Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit C to the Company’s Proxy Statement dated April 22, 1999.
10.11[2]	Fourth Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit E to the Company’s Proxy Statement dated April 22, 1999.
10.12[2]
Amended and restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.13[2]
Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.14[2]	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement filed April 18, 2006.
10.15[2]	Amended and Restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 14, 2008.
10.16[2]
Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code), incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed May 25, 2007.

10.17[2]	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, incorporated by reference to Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed May 25, 2007.
10.18[2]
Amended and Restated Executive Employment Agreement, dated as of October 31, 2008, and effective as of November 1, 2008, between the Company and George Paz, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.19[2]
Form of Amended and Restated Executive Employment Agreement entered into between the Company and certain key executives (including all of the Company’s named executive officers other than Mr. Paz), incorpoated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.20[2]
Form of Stock Option Agreement used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.21[2]
Form of Restricted Stock Agreement used with respect to grants of restricted stock by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.22[2]
Form of Performance Share Award Agreement used with respect to grants of performance shares by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.23[2]
Form of Stock Appreciation Right Award Agreement used with respect to grants of stock appreciation rights under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2006.

10.24[2]	Description of Compensation Payable to Non-Employee Directors, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2008.
10.25 [2]
Summary of Named Executive Officer 2008 Salaries, 2007 Bonus Awards, 2008 Maximum Bonus Potential and 2008 Equity and Pro Forma Awards, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2008.

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

18.1
Preferability Letter from Pricewaterhouse Coopers, LLC, the Company’s independent registered public accounting firm, incorporated by reference to Exhibit No. 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008.

21.1[1]	List of Subsidiaries.
23.1[1]	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1[1]	Certification by George Paz, as Chairman, President, Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).
32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).
1	Filed herein.
2	Management contract or compensatory plan or arrangement.

86