Form 10-Q
period 2009-03-31
EXPRESS SCRIPTS INC
filed 2009-04-29
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number:  0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1420563 (I.R.S. employer identification no.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code:  (314) 996-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __   No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer [X]                                                                                               Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)                Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes __   No   X

Common stock outstanding as of March 31, 2009:	247,829,000	Shares

EXPRESS SCRIPTS, INC.

INDEX

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)		3

		a)	Unaudited Consolidated Balance Sheet	3

		b)	Unaudited Consolidated Statement of Operations	4

		c)	Unaudited Consolidated Statement of Changes	5
			in Stockholders’ Equity

		d)	Unaudited Consolidated Statement of Cash Flows	6

		e)	Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial		15
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About		23
		Market Risk

	Item 4.	Controls and Procedures		24

Part II	Other Information

	Item 1.	Legal Proceedings		25

	Item 1A.	Risk Factors		26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		29

	Item 3.	Defaults Upon Senior Securities – (Not Applicable)		-

	Item 4.	Submission of Matters to a Vote of Security Holders (Not Applicable)		-

	Item 5.	Other Information – (Not Applicable)		-

	Item 6.	Exhibits		31

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	March 31,	December 31,
(in millions, except share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$725.0	$530.7
Restricted cash and investments	6.1	4.8
Receivables, net	1,200.8	1,155.9
Inventories	180.1	203.0
Deferred taxes	120.3	118.2
Prepaid expenses and other current assets	24.5	31.2
Total current assets	2,256.8	2,043.8
Property and equipment, net	219.6	222.2
Goodwill	2,880.9	2,881.1
Other intangible assets, net	323.0	332.6
Other assets	28.4	29.5
Total assets	$5,708.7	$5,509.2

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,365.4	$1,380.7
Accounts payable	490.9	496.4
Accrued expenses	489.9	420.5
Current maturities of long-term debt	520.1	420.0
Current liabilities of discontinued operations	4.9	4.1
Total current liabilities	2,871.2	2,721.7
Long-term debt	1,160.3	1,340.3
Other liabilities	377.2	369.0
Total liabilities	4,408.7	4,431.0

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	-	-
Common Stock, 1,000,000,000 authorized, $0.01 par value; shares issued: 318,923,000 and 318,958,000 respectively; shares outstanding: 247,829,000 and 247,649,000, respectively	3.2	3.2
Additional paid-in capital	645.7	640.8
Accumulated other comprehensive income	4.9	6.2
Retained earnings	3,575.4	3,361.0
	4,229.2	4,011.2
Common stock in treasury at cost, 71,094,000 and 71,309,000 shares, respectively	(2,929.2)	(2,933.0)
Total stockholders’ equity	1,300.0	1,078.2
Total liabilities and stockholders’ equity	$5,708.7	$5,509.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended
	March 31,
(in millions, except per share data)	2009	2008

Revenues [1]	$5,422.8	$5,490.8
Cost of revenues [1]	4,888.7	5,024.7
Gross profit	534.1	466.1
Selling, general and administrative	178.6	171.5
Operating income	355.5	294.6
Other (expense) income:
Undistributed loss from joint venture	-	(0.2)
Interest income	0.9	5.3
Interest expense	(17.1)	(23.3)
	(16.2)	(18.2)
Income before income taxes	339.3	276.4
Provision for income taxes	124.6	98.1
Net income from continuing operations	214.7	178.3
Net loss from discontinued operations, net of tax	(0.3)	(1.1)
Net income	$214.4	$177.2

Weighted average number of common shares
outstanding during the period:
Basic:	247.6	252.3
Diluted:	249.3	255.7

Basic earnings per share:
Continuing operations	$0.87	$0.71
Discontinued operations	-	-
Net earnings	0.87	0.70

Diluted earnings per share:
Continuing operations	$0.86	$0.70
Discontinued operations	-	-
Net earnings	0.86	0.69

1 Includes retail pharmacy co-payments of $822.7 million and $887.7 million for the three months ended March 31, 2009 and 2008, respectively.
  See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2008	318.9	$3.2	$640.8	$6.2	$3,361.0	$(2,933.0)	$1,078.2
Comprehensive income:
Net income	-	-	-	-	214.4	-	214.4
Other comprehensive (loss):
Foreign currency translation adjustment	-	-	-	(1.3)	-	-	(1.3)
Comprehensive (loss) income	-	-	-	(1.3)	214.4	-	213.1
Treasury stock acquired	-	-	-	-	-	-	-
Changes in stockholders’ equity related to employee stock plans	-	-	4.9	-	-	3.8	8.7
Balance at March 31, 2009	318.9	$3.2	$645.7	$4.9	$3,575.4	$(2,929.2)	$1,300.0

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(in millions)	2009	2008
Cash flows from operating activities:
Net income	$214.4	$177.2
Net loss from discontinued operations, net of tax	0.3	1.1
Net income from continuing operations	214.7	178.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.6	24.5
Non-cash adjustments to net income	21.1	21.3
Changes in operating assets and liabilities:
Claims and rebates payable	(15.3)	28.0
Other net changes in operating assets and liabilities	41.3	(3.8)
Net cash provided by operating activities—continuing operations	286.4	248.3
Net cash (used) provided by operating activities—discontinued operations	(0.1)	4.7
Net cash flows provided by operating activities	286.3	253.0

Cash flows from investing activities:
Purchases of property and equipment	(13.6)	(11.7)
Other	3.2	(0.4)
Net cash used in investing activities—continuing operations	(10.4)	(12.1)

Cash flows from financing activities:
Repayment of long-term debt	(80.0)	(60.0)
Tax benefit relating to employee stock compensation	0.3	12.0
Treasury stock acquired	-	(121.1)
Net (cash used) proceeds from employee stock plans	(1.4)	6.7
Net cash used in financing activities	(81.1)	(162.4)

Effect of foreign currency translation adjustment	(0.5)	(1.3)

Net increase in cash and cash equivalents	194.3	77.2
Cash and cash equivalents at beginning of period	530.7	434.7
Cash and cash equivalents at end of period	$725.0	$511.9

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

Our significant accounting policies normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009.  We changed our reportable segments to Pharmacy Benefit Management (“PBM”) and Emerging Markets (“EM”) during the first quarter of 2009 (see Note 8).  For a full description of our accounting policies, refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at March 31, 2009, the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2009, and the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

New Accounting Guidance.  In December 2007, the FASB issued FAS 141R, “Business Combinations” and FAS 160, “Business Combinations and Noncontrolling Interests” (“FAS 141R” and “FAS 160”, respectively).  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.  In April 2009, the FASB issued Financial Staff Position (“FSP”) FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This FSP is effective as of the start of the first quarter 2009.  We will account for all future business combinations under the provisions of FAS 141R.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” which intends to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This FSP is effective for fiscal years beginning after December 15, 2008.  These provisions will be applied to future intangible assets acquired.

Note 2 – Fair value measurements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the FSP which deferred the effective date of FAS 157 until the first quarter 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

In April 2009, the FASB issued three FSPs: (1) FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance on determining fair value when market activity has decreased, (2) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which  addresses other-than-temporary impairments for debt securities; and (3) FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” which discusses fair value disclosures for financial instruments in interim periods.  The FSPs are effective for interim and annual periods ending after June 15, 2009.  We do not believe the adoption of these FSPs will have a material impact on our financial statements.

We adopted FAS 157 as of January 1, 2008, and adopted the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities as of January 1, 2009.  Our adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2009 include cash equivalents of $621.1 million, restricted cash and investments of $6.1 million and trading securities of $12.2 million (included in other assets).  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

As of March 31, 2009 short-term investments, included in prepaid expenses and other current assets in the unaudited consolidated balance sheet, were carried at fair value and consisted of our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund.  The estimated fair value of our investment in the Primary Fund was $5.1 million as of March 31, 2009.  The net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Accordingly, we recognized an unrealized loss of $2.0 million in the third quarter of 2008 and we reclassified the Primary Fund investment from cash and cash equivalents to prepaid expenses and other current assets in the unaudited consolidated balance sheet.  We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy.  There were no assets or liabilities classified as Level 3 prior to third quarter of 2008.

We received cash distributions from the Primary Fund of $38.9 million during 2008, $3.3 million in the three months ended March 31, 2009 and $2.2 million subsequent to March 31, 2009.  We expect to receive future distributions as the Primary Funds’s assets mature or are sold.  If the markets for short-term securities remain illiquid, there may be further declines in the value of our remaining investments.  To the extent we determine there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments of $5.1 million at March 31, 2009.

Note 3 – Discontinued operations

On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million which includes an estimated pre-tax gain of approximately $7.4 million in 2008.  Rights to certain working capital balances related to IP were not sold and are retained on the balance sheet as of March 31, 2009.  For a period of time, we will continue to generate cash flows and income statement activity on assets and liabilities of discontinued operations as these working capital balances wind down, which are not expected to be material.

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

On April 4, 2008, we completed the sale of Custom Medical Products, Inc. (“CMP”) and recorded a pre-tax loss of approximately $1.3 million in the second quarter of 2008.

Certain information with respect to the discontinued operations for the three months ended March 31, 2009 and 2008 is summarized as follows:

	Three Months Ended March 31,
(in millions)	2009	2008

Revenues	$-	$25.8
Net loss from discontinued operations, net of tax	(0.3)	(1.1)
Income tax benefit from discontinued operations	0.2	0.4

Note 4 - Acquisition

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

       The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition.  A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer relationships in the amount of $28.9 million and internally developed software in the amount of $1.2 million, which are being amortized using a straight-line method over estimated useful lives of fifteen years and five years, respectively.  The acquired customer relationships and internally developed software are included in other intangibles, net and property and equipment, net, respectively, in the consolidated balance sheet.  In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $208.5 million.  The amounts preliminarily assigned to intangible assets and goodwill may be further adjusted pending finalization of the purchase price and asset valuation.  Goodwill is not deductible for tax purposes.

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

	Three Months Ended March 31,
(in millions)	2009	2008
Weighted average number of common shares outstanding during the period –Basic EPS	247.6	252.3
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(1)	1.7	3.4
Weighted average number of common shares outstanding during the period – Diluted EPS	249.3	255.7

(1)	Excludes awards of 4.4 million and 0.3 million for the three months ended March 31, 2009 and 2008, respectively.
These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Note 6 – Stock-based compensation plans

Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units, and performance share awards.  Awards are typically settled using treasury shares.  The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years.  Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.  During the first three months of 2009, we granted 2,323,000 stock options with a weighted average fair market value of $14.59.  The SSRs and stock options have three-year graded vesting.

During the first three months of 2009, we granted to certain officers and employees approximately 270,000 restricted stock units and performance shares with a weighted average fair market value of $45.74.  The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of the three years.  The number of performance shares that ultimately vest is dependent upon achieving specific performance targets.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of non-vested restricted stock and performance share awards was 622,000 at March 31, 2009 and 518,000 at December 31, 2008.

We recognized stock-based compensation expense of $9.6 million and $9.0 million in the three months ended March 31, 2009 and 2008, respectively.  Unamortized stock-based compensation as of March 31, 2009 was $42.4 million for stock options and SSRs and $20.4 million for restricted stock and performance shares.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	1.3%-1.9%	1.9%-2.9%
Expected volatility of stock	35-39%	30%
Expected dividend yield	None	None

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

Note 8 – Segment information

        During the first quarter of 2009, we changed our organizational structure with new strategic business segments: PBM and EM.  Previously, we had reported segments of PBM and SAAS. Our chief operating decision maker assessed performance under this new structure during the first quarter of 2009.  The Specialty Pharmacy operations, which were previously in our SAAS segment, have been operationally integrated with our PBM operations in order to maximize its growth and improve efficiency.  Additionally, the following services which were previously in SAAS were operationally integrated into the PBM:

•	bio-pharma services including reimbursement and customized logistics solutions and
•	fulfillment of prescriptions to low-income patients through pharmaceutical manufacturer-sponsored and company-sponsored generic patient assistance programs.

The EM segment primarily consists of the following services:

•	distribution of pharmaceuticals and medical supplies to providers and clinics,
•	distribution of fertility pharmaceuticals requiring special handling or packaging,
•	distribution of sample units to physicians and verification of practitioner licensure and
•	healthcare account administration and implementation of consumer-directed healthcare solutions.

EM services represent opportunity for growth and aligning them together under strong leadership will benefit these key investments.

As noted above, we report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.

                Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments for the three months ended March 31, 2009 and 2008.  The 2008 segment disclosures have been reclassified in the table below to reflect the new segment structure.  The discontinued operations described in Note 3 have been excluded from the table.

(in millions)	PBM	EM	Total
For the three months ended March 31, 2009
Product revenue:
Network revenues(1)	$3,250.6	$-	$3,250.6
Home delivery and specialty revenues	1,781.4	-	1,781.4
Other revenues	16.4	300.0	316.4
Service revenues	64.1	10.3	74.4
Total revenues	5,112.5	310.3	5,422.8
Depreciation and amortization expense	21.4	3.2	24.6
Operating income	351.7	3.8	355.5
Interest income			0.9
Interest expense			(17.1)
Income before income taxes			339.3
Capital expenditures	13.4	0.2	13.6

For the three months ended March 31, 2008
Product revenue:
Network revenues(1)	$3,278.5	$-	$3,278.5
Home delivery and specialty revenues	1,776.6	-	1,776.6
Other revenues	11.1	350.7	361.8
Service revenues	62.5	11.4	73.9
Total revenues	5,128.7	362.1	5,490.8
Depreciation and amortization expense	21.6	2.9	24.5
Operating income (loss)	294.4	0.2	294.6
Non-operating gains, net			-
Undistributed loss from joint venture			(0.2)
Interest income			5.3
Interest expense			(23.3)
Income before income taxes			276.4
Capital expenditures	11.1	0.6	11.7

(1)	Includes retail pharmacy co-payments of $822.7 million and $887.7 million for the three months ended March 31, 2009 and 2008, respectively.

The following table presents balance sheet information about our reportable segments.  The discontinued operations did not have any assets as of March 31, 2009 and December 31, 2008.

(in millions)	PBM	EM	Total

As of March 31, 2009
Total assets	$5,212.8	$495.9	$5,708.7
Investment in equity method investees	4.1	0.0	4.1

As of December 31, 2008
Total assets	$5,011.9	$497.3	$5,509.2
Investment in equity method investees	4.0	0.0	4.0

PBM product revenue consists of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies, and distribution of certain specialty drugs.  EM product revenues consist of distribution of certain fertility drugs and revenues from drug distribution services.

PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, and specialty distribution services.  EM service revenue includes revenues from sample distribution, accountability services, and healthcare account administration.

Revenues earned by our Canadian PBM totaled $10.8 million and $12.0 million for the three months ended March 31, 2009 and 2008, respectively. All other revenues were earned in the United States.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $10.2 million and $10.7 million as of March 31, 2009 and December 31, 2008, respectively.  All other long-lived assets are domiciled in the United States.

Note 9 – Subsequent event

On April 9, 2009, we entered into a Stock and Interest Purchase Agreement (the "Acquisition Agreement") with WellPoint, Inc., an Indiana corporation ("WellPoint").  The Acquisition Agreement provides that, upon the terms and subject to the conditions set forth in the Acquisition Agreement, we will purchase all of the shares and equity interests of three WellPoint subsidiaries, NextRx, Inc., NextRx Services, Inc., and NextRx, LLC, that provide pharmacy benefit management services, in exchange for total consideration of $4.675 billion composed of $3.275 billion in cash and $1.4 billion in shares of our common stock (valued based on average closing price over the 60 days preceding the closing of the acquisition).  We may, in our discretion, replace all or any portion of the common stock consideration with cash.  Additionally, the parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction.  We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed.  At the closing of the acquisition, we will enter into a 10-year contract with WellPoint under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates. WellPoint’s NextRx subsidiaries provide PBM services to approximately 25 million Americans and manage more than 265 million adjusted prescriptions annually.  We anticipate that the transaction will close in the second half of 2009.  The transaction will be accounted for under the provisions of FAS 141R “Business Combinations.”

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

Our forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected or suggested in any forward-looking statements.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.  Factors which might cause such a difference to occur include, but are not limited to:

•
uncertainties associated with our acquisitions, which include uncertainties as to the satisfaction or waiver of conditions to closing, integration risks and costs, uncertainties associated with client retention and repricing of client contracts, and uncertainties associated with the operations of acquired businesses

•
results in regulatory matters, the adoption of new legislation or regulations (including increased costs associated with compliance with new laws and regulations), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

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

See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 – “Business” and Item IA – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 25, 2009.

OVERVIEW

As one of the largest full-service pharmacy benefit management companies, we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs.  During the first quarter of 2009, we changed our reportable segments to Pharmacy Benefit Management (“ PBM”) and Emerging Markets (“EM”).  Segment disclosures for 2008 have been reclassified to reflect the new structure.  Under the new structure, our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physicians offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs and company-sponsored generic patient assistance programs.

Through our EM segment, we provide services including: distribution of pharmaceuticals and medical supplies to providers and clinics; distribution of sample units to physicians and verification of practitioner licensure; fertility services to providers and patients; and healthcare account administration and implementation of consumer-directed healthcare solutions.

Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services.  Tangible product revenue generated by our PBM and EM segments represented 98.6% of revenues for both the three months ended March 31, 2009 and for the same period of 2008.

During 2008, we established the Center for Cost-Effective Consumerism (the “Center”) which assists us in the advancement of our understanding of consumers and the way they use health care.  The Center combines our industry-leading research capabilities with insights from a multidisciplinary advisory board of national experts in science of human behavior and decision making.  Using work done by the Center, we plan to better equip plan sponsors to achieve: lowest cost drug mix (e.g., generics), maximum therapy adherence (in key classes), greatest use of most cost-effective delivery channel, uncompromising safety standards and increasing member engagement and satisfaction.

PROPOSED ACQUISITION TRANSACTION

        On April 9, 2009, we entered into a Stock and Interest Purchase Agreement (the "Acquisition Agreement") with WellPoint, Inc., an Indiana corporation ("WellPoint").  The Acquisition Agreement provides that, upon the terms and subject to the conditions set forth in the Acquisition Agreement, we will purchase all of the shares and equity interests of three WellPoint subsidiaries, NextRx, Inc., NextRx Services, Inc., and NextRx, LLC (collectively, “NextRx”), that provide pharmacy benefit management services (the "PBM Business"), in exchange for total consideration of $4.675 billion composed of $3.275 billion in cash and $1.4 billion in shares of our common stock (valued based on average closing price over the 60 days preceding the closing of the acquisition). We may, in our discretion, replace all or any portion of the common stock consideration with cash.  Additionally, the parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed.  At the closing of the acquisition, we will enter into a 10-year contract with WellPoint under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates (the "PBM Agreement").  At the closing, we will also enter into a registration rights agreement with WellPoint with respect to the shares of our common stock that may be issued as part of the consideration for the acquisition and certain other ancillary agreements.

       We have entered into a commitment letter with a syndicate of commercial banks for an unsecured $2.5 billion credit facility in order to finance the acquisition.  We may reduce all or any portion of the facility commitment with the proceeds of a public offering of common stock, debt securities or other securities convertible or exchangeable for common stock.

               Consummation of the acquisition is subject to certain conditions, including, among others, absence of certain legal impediments, the expiration or termination of the applicable waiting period under U.S. antitrust laws, the accuracy of the representations and warranties made by us and WellPoint, compliance by both parties with their respective obligations under the Acquisition Agreement and both parties having executed the PBM Agreement, the registration rights agreement and the ancillary agreements at or prior to the closing.  The Acquisition Agreement contains customary representations and warranties by us and WellPoint.

               Our obligation to consummate the acquisition is subject to certain additional conditions, including (i) the receipt of all necessary government approvals (except for those which would not be material to NextRx as a whole) and the receipt of any state insurance law approvals; (ii) the financial condition of NextRx not being materially worse than the financial condition presented in the 2008 audited combined financial statements; and (iii) the completion of certain transition and integration projects to our reasonable satisfaction (this condition will be deemed to be satisfied from and after December 31, 2009).  WellPoint's obligation to consummate the acquisition is subject to certain other conditions, including the receipt of all necessary government consents and approvals (except for those which would not materially affect WellPoint's non-PBM business) without the imposition of a burdensome term or condition on WellPoint's post-closing operations.

Each party has agreed to use its reasonable best efforts to obtain the necessary governmental approvals for consummation of the acquisition and WellPoint has committed to take all actions necessary to obtain certain state insurance law approvals.  We have agreed, if the relevant antitrust authorities request or impose on us, to divest, hold separate or take similar actions limiting our freedom to operate the assets of NextRx if such action is conditioned upon the closing.  However, we are not required to agree to (i) any divesture of any assets other than NextRx, (ii) any divesture which would materially and adversely affect NextRx or materially impair the benefits to us of the acquisition or (iii) any action in connection with the receipt of any state insurance law approval which could adversely affect us.

The Acquisition Agreement contains specified termination rights for the parties and may be terminated at any time prior to closing by either party if (i) any law or final order prohibits the transaction; (ii) the closing fails to occur by January 9, 2010 subject to a regulatory extension until April 9, 2010; or (iii) the other party has breached any representation, warranty or covenant, such that the conditions relating to the accuracy of the other party's representations and warranties or performance of covenants would fail to be satisfied and such breach is incapable of being cured or is not cured.

The Acquisition Agreement further provides that in the event of termination by either party on January 9, 2010 due to the failure to receive required approval under U.S. antitrust laws or at any time due to the issuance of a law or final order prohibiting the acquisition pursuant to U.S. antitrust laws, and all other conditions are satisfied at the time of such termination, then we will pay WellPoint a termination fee of $50 million as WellPoint's sole and exclusive remedy (absent our willful and material breach) in connection with the failure of the acquisition.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the first three months of 2009 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy.  In the first three months of 2009 we benefited from a higher generic fill rate (67.7% compared to 65.1% in the same period of 2008) and better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers and other actions which helped to reduce ingredient costs.  In addition, through the research performed by the Center, as described above, we intend to provide our clients with additional tools designed to generate higher generic fill rates, and further increase the use of our home delivery and specialty pharmacy services.

While we believe we are well positioned from a business and financial perspective, we are subject to the current adverse economic environment.  These conditions could affect our business in a number of direct and indirect ways.  In 2009, claims volumes have decreased compared to prior year which we believe is attributable to the expected loss of low margin clients and decreased utilization due to the current economic environment.

We believe the positive trends in gross profit we see the first three months of 2009, including increased generic usage and lower drug purchasing costs, should continue to offset the negative impact of various economic and marketplace forces effecting pricing, plan structure and claim volumes, among other factors, and thus continue to generate improvements in our results of operations in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates.  We changed our reportable segments to PBM and EM during the first quarter of 2009 (see Note 8).  For a full description of our accounting policies, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 25, 2009.

PBM OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2009(1)	2008

Product revenues
Network revenues(2)	$3,250.6	$3,278.5
Home delivery and speciality revenues	1,781.4	1,776.6
Other revenues	16.4	11.1
Service revenues	64.1	62.5
Total PBM revenues	5,112.5	5,128.7
Cost of PBM revenues(2)	4,593.1	4,680.0
PBM gross profit	519.4	448.7
PBM SG&A expenses	167.7	154.3
PBM operating income	$351.7	$294.4

Network	94.2	98.2
Home delivery and specialty	9.9	10.4
Other	0.6	0.7
Total PBM claims	104.7	109.3
Total adjusted PBM claims(3)	124.0	129.5

(1)	Includes the July 22, 2008 acquisition of MSC.
(2)	Includes retail pharmacy co-payments of $822.7 million and $887.7 million for the three months ended March 31, 2009 and 2008, respectively.
(3)
Adjusted PBM claims represent network claims, speciality claims and home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network and specialty claims are generally 30 day claims

 Product Revenues for the three months ended March 31, 2009:  Network pharmacy revenues decreased by $27.9 million, or 0.9%, in the three months ended March 31, 2009 over the same period of 2008.  This is primarily due to lower claims volume which was partially offset by increases in price.  Changes in price are affected by inflation and the mix of prescriptions processed at network pharmacies.  With the increase in our generic fill rate to 69.0% of total network claims in the first quarter of 2009 as compared to 66.4% in the same period of 2008, our revenues correspondingly decreased as generic drugs are generally less expensive than the corresponding brand drug.

                Home delivery revenues increased $4.8 million, or 0.3%, in the three months ended March 31, 2009 from the same period in 2008.  The increase is due to increases in price of specialty products offset by lower home delivery claims volume from the loss of low margin clients and the impact of the higher generic fill rate.  Our generic fill rate increased to 56.9% of home delivery claims in the three months ended March 31, 2009 as compared to 53.9% in the same period of 2008.

Cost of PBM revenues decreased $86.9 million, or 1.9%, in the three months ended March 31, 2009 from the same period of 2008.  The decrease is primarily due to improvements in the aggregate generic fill rate and better management of ingredient costs, partially offset by inflation.

Our PBM gross profit increased $70.7 million, or 15.8%, for the three months ended March 31, 2009 as compared to the same periods of 2008.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs were partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment.

Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended March 31, 2009 increased by $13.4 million, or 8.7%.  The increase is due to investments for productivity improvement and growth.

PBM operating income increased $57.3 million, or 19.5%, for the three months ended March 31, 2009 as compared to the same period of 2008, based on the various factors described above.

EM OPERATING INCOME

	Three Months Ended March 31,
(in millions)	2009	2008

Product revenues	$300.0	$350.7
Service revenues	10.3	11.4
Total EM revenues	310.3	362.1
Cost of EM revenues	295.6	344.7
EM gross profit	14.7	17.4
EM SG&A expenses	10.9	17.2
EM operating income	$3.8	$0.2

EM Continuing Operations.   EM revenues decreased $51.8 million, or 14.3%, in the three months ended March 31, 2009 over the same periods of 2008. This is primarily due to decreased revenue in our Specialty Distribution line of business due to a reduction in sales volume of a few specific drugs.

EM cost of revenues decreased $49.1 million, or 14.2%, in the three months ended March 31, 2009 over the same periods of 2008.  This resulted in a decrease in gross profit of $2.7 million, or 15.5%, in the three months ended March 31, 2009 over the same periods of 2008 partially due to a reduction in sales as discussed above.

SG&A for our EM segment for the three months ended March 31, 2009 decreased by $6.3 million, or 36.6%.  The decrease is primarily due to bad debt expense, severance charges, and site closure costs incurred by the Specialty Distribution line of business during the first quarter of 2008.

EM income from continuing operations increased by $3.6 million for the three months ended March 31, 2009 from the same periods of 2008 based on the factors described above.

OTHER (EXPENSE) INCOME

Net interest expense decreased $1.8 million, or 10.0%,  in the three months ended March 31, 2009, as compared to the same periods in 2008, which is primarily due to decreases in interest rates and lower outstanding debt (see “—Liquidity and Capital Resources—Bank Credit Facility”).

PROVISION FOR INCOME TAXES

Our effective tax rate from continuing operations increased to 36.7% for the three months ended March 31, 2009 from 35.5% for the same period of 2008.  The three months ended March 31, 2009 reflects an increase in certain state income tax rates due to enacted law changes.  The three months ended March 31, 2009 included a nonrecurring tax benefit of $2.6 million resulting from changes in our unrecognized tax benefits, primarily attributable to a lapse in the applicable statute of limitations.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

Net loss from discontinued operations, net of tax, decreased $0.8 million for the three months ended March 31, 2009 compared to the same period of 2008 (see Note 3).

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended March 31, 2009 increased $37.2 million, or 21.0%, over the same period of 2008 due to factors discussed above.  Additionally, basic and diluted earnings per share increased 24.3% and 24.6%, respectively, for the three months ended March 31, 2009 over the same period of 2008.  This increase is primarily due to improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

For the three months ended March 31, 2009, net cash provided by continuing operations increased $38.1 million to $286.4 million. The increase was primarily impacted by the $36.4 million increase in net income from continuing operations as compared to the same period of 2008.  Additionally, there were net cash inflows of $23.4 million related to a decrease in inventory due to large purchases of inventory at discounted prices at the end of 2008 and net cash inflows of $36.1 million due to an increase in accrued expenses due to timing of income tax payments.  Offsetting these net cash inflows are net cash outflows of $43.3 million from claims and rebates payables due the timing of invoices and payments and other net cash outflows, none of which were material.

Our capital expenditures for the three months ended March 31, 2009 increased $1.9 million compared to the same period of 2008.  We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

INVESTMENTS

As of March 31, 2009 short-term investments, included in prepaid expenses and other current assets in the unaudited consolidated balance sheet, were carried at fair value and consisted of our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund.  The estimated fair value of our investment in the Primary Fund was $5.1 million as of March 31, 2009.  The net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Accordingly, we recognized an unrealized loss of $2.0 million in the third quarter of 2008 and reclassified the Primary Fund investment from cash and cash equivalents to prepaid expenses and other current assets in the unaudited consolidated balance sheet.  We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy.

We received cash distributions from the Primary Fund of $38.9 million during 2008, $3.3 million in the three months ended March 31, 2009 and $2.2 million subsequent to March 31, 2009.  We expect to receive future distributions as the Primary Funds’s assets mature or are sold.  If the markets for short term securities remain illiquid, there may be further declines in the value of our remaining investments.  To the extent we determine there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments of $5.1 million at March 31, 2009.

 CHANGES IN BUSINESS

On April 9, 2009, we entered into the Acquisition Agreement with WellPoint pursuant to the terms of which we will purchase all of the shares and equity interests of three WellPoint subsidiaries, NextRx, Inc., NextRx Services, Inc., and NextRx, LLC, that provide pharmacy benefit management services, in exchange for total consideration of $4.675 billion composed of $3.275 billion in cash and $1.4 billion in shares of our common stock (valued based on average closing price over the 60 days preceding the closing of the acquisition). We may, in our discretion, replace all or any portion of the common stock consideration with cash.  Additionally, the parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed.  At the closing of the acquisition, we will enter into a 10-year contract with WellPoint under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates.  WellPoint’s NextRx subsidiaries provide PBM services to approximately 25 million Americans and manage more than 265 million adjusted prescriptions annually.  We anticipate that the transaction will close in the second half of 2009. The transaction will be accounted for under the provisions of FAS 141R “Business Combinations.”

On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC - Medical Services Company (“MSC”), a privately held PBM.  MSC is a leader in providing PBM services to clients providing workers compensation benefits.  The transaction was accounted for under the provisions of Financial Accounting Standards (“FAS”) 141, “Business Combinations.”  The purchase price was funded through internally generated cash and temporary borrowings under the revolving credit facility.  This acquisition is reported as part of our PBM segment.

On July 1, 2008, the merger of RxHub and SureScripts was announced.  We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans.  The new organization, named SureScripts, will enable physicians to securely access health information when caring for their patients through a fast and efficient health exchange.  We have retained one-sixth ownership in the merged company.  Due to the decreased ownership percentage, the investment is being recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment.  This change did not have a material effect on our consolidated financial statements.

On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”) for $27.5 million and recorded a pre-tax gain of approximately $7.4 million in the second quarter of 2008.  IP was identified as available for sale during the fourth quarter of 2007 as we considered it non-core to our future operations.  In connection with the classification of IP as a discontinued operation, we recorded a charge in the fourth quarter of 2007 related to impairment losses.

We regularly review potential acquisitions and affiliation opportunities.  We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations.  There can be no assurance we will make new acquisitions or establish new affiliations in 2009 or thereafter, other than the agreement discussed above.

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  There were no treasury share repurchases during the three months ended March 31, 2009. There are 21 million shares remaining under this program.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

BANK CREDIT FACILITY

At March 31, 2009, our credit facility includes $880.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of March 31, 2009) is available for general corporate purposes.  During the first three months of 2009, we made a scheduled payment of $80 million on our Term A loan.  The maturity date of our credit facility is October 14, 2010.

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

At March 31, 2009, the weighted average interest rate on the facility was 2.9%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At March 31, 2009, we believe we are in compliance with all covenants associated with our credit facility.

COMMITTED FINANCING

We have entered into a commitment letter with a syndicate of commercial banks for an unsecured, 364-day, $2.5 billion term loan credit facility in order to finance the NextRx acquisition.  We may reduce all or any portion of the facility commitment with the proceeds of a public offering of common stock, debt securities or other securities convertible or exchangeable for common stock.

The closing of this committed credit facility will occur, if at all, concurrently with the closing of the acquisition, and is subject to the negotiation of definitive loan documentation, the closing of the acquisition, and other customary closing conditions.  We are permitted to use the proceeds of the loans made under this committed credit facility for purposes of financing the acquisition and paying fees and expenses incurred in connection with the acquisition.

OTHER MATTERS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurements” (“FAS 157”).   FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted FAS 157 as of January 1, 2008, and adopted the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities as of January 1, 2009.   Our adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows (see Note 2).

In December 2007, the FASB issued FAS 141R, “Business Combinations” and FAS 160, “Business Combinations and Noncontrolling Interests” (“FAS 141R” and “FAS 160”, respectively).  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. In April 2009, the FASB issued Financial Staff Position (“FSP”) FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  We will account for all future business combinations under the provisions of FAS 141R.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” which intends to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This FSP is effective for fiscal years beginning after December 15, 2008.  These provisions will be applied to future intangible assets acquired.

In April 2009, the FASB issued three FSPs; (1) FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance on determining fair value when market activity has decreased, (2) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which  addresses other-than-temporary impairments for debt securities; and (3) FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” which discusses fair value disclosures for financial instruments in interim periods.  The FSPs are effective for interim and annual periods ending after June 15, 2009.  We do not believe the adoption of these FSPs will have a material impact on our financial statements.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues.  Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At March 31, 2009, we had $955.4 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $9.6 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

During the first quarter ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and/or our subsidiaries are defendants in a number of lawsuits.  Each case seeks damages in an unspecified amount.  We cannot ascertain with any certainty at this time the monetary damages or injunctive relief that any of the plaintiffs may seek to recover.  We also cannot provide any assurance that the outcome of any of these matters, or some number of them in the aggregate, will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.  In addition, the expenses of defending these cases may have a material adverse effect on our financial results.

The following developments have occurred since the filing of our last Form 10-K.

•	Inola Drug, Inc. v. Express Scripts, Inc. (Case No. 06-CV-117-TCK-SAJ, United States District Court for the Northern District of Oklahoma). On February 22, 2006, a class action lawsuit was filed alleging that our reimbursement to pharmacies violates the Oklahoma Third Party Prescriptions Act. The complaint also alleges that we failed to properly reimburse pharmacies for filling prescriptions based on average wholesale price. The proposed class includes all pharmacies in the United States who contract with us and the proposed subclass includes all pharmacies in Oklahoma who contract with us. On March 25, 2009, the court granted our motion for partial summary judgment and dismissed the breach of contract claim and any claim for injunctive relief based upon the contract claim. Additionally, the court denied plaintiff’s motion for class certification. On April 8, 2009, plaintiff filed a motion to alter or amend the order on summary judgment and class certification. The only claims remaining are misrepresentation and unjust enrichment claims (and injunctive relief based upon those claims) and Express Scripts has filed a motion for summary judgment on those claims as well.

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

Additional information regarding such matters is contained in Item 3 – Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors

           The issuance and sale of common stock in connection with the pending acquisition of NextRx may depress the market price of our common stock.

           The Acquisition Agreement anticipates that we will pay $1.4 billion of the consideration for NextRx in shares of our common stock, however we may, in our discretion, pay all or any portion of that amount in cash in lieu of shares of our common stock.  We may fund all or any portion of the acquisition consideration from the cash proceeds of a public offering of common stock, debt securities or other securities convertible or exchangeable for our common stock.  Any such offering may be dilutive to our existing stockholders and may reduce the market price of our common stock.  Additionally, any issuance of common stock to finance a portion of the acquisition consideration will cause holders of our common stock to experience a reduction in their respective percentage ownership interests and effective voting power relative to their respective percentage ownership interests in our common stock prior to the acquisition.

       If we deliver shares of common stock as part of the acquisition consideration, the shares of common stock that WellPoint receives will be restricted, but WellPoint may sell these shares under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act of 1933, or the Securities Act, or in accordance with Rule 144 under the Securities Act. We have agreed to enter into a registration rights agreement with WellPoint at the closing of the acquisition which will govern WellPoint’s rights with respect to the shares of common stock delivered to WellPoint, and obligate us to register the resale of such shares and to facilitate underwritten public offerings and hedging transactions within certain agreed upon timeframes.  If we deliver common stock to WellPoint in lieu of cash, and WellPoint elects to sell, or engage in hedging transactions with respect to, all or a significant number of such shares, the market price of our common stock may decline.

           Consummation of the NextRx acquisition, the financing of the acquisition, and the entry into the new PBM Agreement with WellPoint are subject to certain conditions and we cannot predict when or if such conditions will be satisfied or waived.

           Consummation of the NextRx acquisition and entry into the new PBM Agreement are subject to certain conditions, including, among others:

•	the absence of certain legal impediments;
•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•	the accuracy of the representations and warranties and compliance with the respective covenants of the parties, subject to certain materiality qualifiers;
•	execution of the PBM Agreement, the registration rights agreement and the ancillary agreements;
•	the receipt of necessary governmental approvals, subject to certain limitations;
•
the absence of a material negative difference between the financial condition of the PBM Business reflected in the 2008 unaudited financial statements reviewed by us prior to execution of the Acquisition Agreement and the audited statements to be delivered to us, and

•	the completion of certain transition and integration projects.

           Obtaining necessary governmental approvals may delay or prevent completion of the acquisition or reduce the benefits of the acquisition to us.

   Entry into our committed term loan credit facility is also subject to certain conditions.  If these conditions are not ultimately satisfied or waived, we will not receive the funds under the facility to finance the acquisition.  If we are unable to obtain replacement third-party financing for the acquisition at the time when we would otherwise be obligated to consummate the acquisition, we may be in breach of the terms of the Acquisition Agreement and be subject to certain contractual remedies specified in the Acquisition Agreement, including, under certain circumstances, being compelled to take certain actions to specifically perform our obligation to consummate the acquisition.

           We cannot provide any assurance that the acquisition will be completed, that there will not be a delay in the completion of the acquisition or that all or any of the anticipated benefits of the acquisition will be obtained.  Any delay could also, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the acquisition.

           In the event the Acquisition Agreement is terminated or the acquisition is materially delayed for any reason, the price of our common stock may decline.  If the Acquisition Agreement is terminated, we may incur substantial fees in connection with the termination of the acquisition and in connection with our acquisition financing arrangements and we will not recognize the anticipated benefits of the new PBM Agreement.

           Our indebtedness following the completion of the NextRx acquisition will be substantial and will effectively reduce the amount of funds available for other business purposes.

    We currently expect to incur a substantial amount of indebtedness in connection with the acquisition.  We have received a commitment from a group of institutional lenders to provide up to $2.5 billion of loans to finance a portion of the acquisition consideration, which amount will be reduced to the extent we receive cash proceeds from any debt offering or cash proceeds from equity offerings in excess of $1.4 billion prior to consummation of the acquisition.  Interest costs related to this debt or other debt we may incur to finance the acquisition will be substantial.  Our new indebtedness may contain negative or financial covenants that would limit our operational flexibility beyond the limits imposed under our existing credit agreement.  Our increased level of indebtedness could reduce funds available for additional acquisitions or other business purposes, restrict our financial and operating flexibility or create competitive disadvantages compared to other companies with lower debt levels.

           The anticipated benefits of the NextRx acquisition and new PBM Agreement may not be realized fully and may take longer to realize than expected.

           The acquisition involves the integration of the PBM Business with our existing platform.  We will be required to devote significant management attention and resources to integrating the PBM Business. We may also experience difficulties in combining corporate cultures. Delays in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate the PBM Business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible or that these benefits will be achieved within a reasonable period of time.

           We will incur significant transaction and acquisition-related costs in connection with the acquisition.

           We will incur significant costs in connection with the integration process.  The substantial majority of these costs will be non-recurring expenses related to the acquisition, facilities and systems consolidation costs.  We may incur additional costs to maintain employee morale and to retain key employees.  We will also incur transaction fees and costs related to formulating integration plans.  Additional unanticipated costs may be incurred in the integration of the PBM Business.  Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

           Failure to complete the acquisition could negatively impact our stock price and our future business and financial results.

           If the acquisition is not completed or our financing for the transaction becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•
if the acquisition is not completed as a result of a failure to obtain certain, necessary approvals under antitrust laws, we will, under circumstances specified in the acquisition agreement, be required to pay a termination fee of $50 million to WellPoint;

•	we will be required to pay certain costs relating to the acquisition, whether or not the acquisition is completed;
•
matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

   We may also be subject to litigation related to any failure to complete the acquisition. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.

           The market price of our common stock may decline as a result of the NextRx acquisition.

           The market price of our common stock may decline as a result of the NextRx acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the PBM Business are not realized, or if the transaction costs related to the acquisition are greater than expected, or if the financing related to the transaction is on unfavorable terms, or if the value of the election under Section 338(h)(10) of the Internal Revenue Code is less than anticipated.  The market price also may decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

           Following the completion of the NextRx acquisition, we will be dependent on WellPoint for certain transitional services pursuant to a transition services agreement. The failure of WellPoint to perform its obligations under the transition services agreement could adversely affect our business, financial results and financial condition.

           Our ability to effectively monitor and control the operations of the PBM Business that we are acquiring depends to a large extent on the proper functioning of our information technology and business support systems. Following the completion of the acquisition, we will be initially dependent upon WellPoint to continue to provide certain information technology services, human resources services, existing procurement vendor services, finance services, real estate services and print mail services for a period of time after the completion of the acquisition to facilitate the transition of the PBM Business. The terms of these arrangements will be governed by a transition services agreement to be entered into as of the closing of the acquisition. If WellPoint fails to perform its obligations under the transition services agreement, we may not be able to perform such services ourselves or obtain such services from third parties at all or on terms favorable to us. In addition, upon termination of the transition services agreement, if we are unable to develop the necessary systems, resources and controls necessary to allow us to provide the services currently being provided by WellPoint or to obtain such services from third parties, it could adversely affect our business, financial results and financial condition.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended March 31, 2009 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

1/1/2009 – 1/31/2009	-	$-	-	21.0
2/1/2009 – 2/28/2009	-	-	-	21.0
3/1/2009 – 3/31/2009	-	-	-	21.0
First Quarter 2009 Total	-	$-	-

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  There were no share repurchases during the three months ended March 31, 2009. There are 21 million shares remaining under this program.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits

(a)	See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Express Scripts, Inc.
(Registrant)

Date: April 29, 2009	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

Date: April 29, 2009	By:	/s/ Jeffrey Hall
Jeffrey Hall
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit
2.1
Stock and Interest Purchase Agreement among the Company and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.
3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.
4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the “Registration Statement”).
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

4.4
Asset Acquisition Agreement dated October 17, 2000 between NYLIFE Healthcare Management, Inc., the Company, NYLIFE LLC and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.3 to the Company's amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.5
Rights Agreement dated as of July 25, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company's Current Report on Form 8-K filed July 31, 2001 (the “Rights Agreement”).

4.6	Amendment No. 1 dated May 25, 2005 to the Rights Agreement, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.
11	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)
31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

[1]	Filed herein.