Form 10-Q
period 2009-06-30
EXPRESS SCRIPTS INC
filed 2009-07-29
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number:  0-20199

EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1420563 (I.R.S. employer identification no.)
One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)

Registrant’s telephone number, including area code:  (314) 996-0900

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

Large accelerated filer [X]                                                                                               Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)                Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No    X

Common stock outstanding as of June 30, 2009:	274,415,000	Shares

EXPRESS SCRIPTS, INC.

INDEX

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)		3

		a)	Unaudited Consolidated Balance Sheet	3

		b)	Unaudited Consolidated Statement of Operations	4

		c)	Unaudited Consolidated Statement of Changes	5
			in Stockholders’ Equity

		d)	Unaudited Consolidated Statement of Cash Flows	6

		e)	Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial		20
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About		30
		Market Risk

	Item 4.	Controls and Procedures		30

Part II	Other Information

	Item 1.	Legal Proceedings		31

	Item 1A.	Risk Factors		32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		34

	Item 3.	Defaults Upon Senior Securities – (Not Applicable)		-

	Item 4.	Submission of Matters to a Vote of Security Holders		34

	Item 5.	Other Information – (Not Applicable)		-

	Item 6.	Exhibits		35

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	June 30,	December 31,
(in millions, except share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,661.0	$530.7
Restricted cash and investments	6.3	4.8
Short-term investments	1,202.0	8.4
Receivables, net	1,148.1	1,155.9
Inventories	180.2	203.0
Deferred taxes	119.7	118.2
Prepaid expenses and other current assets	24.4	22.8
Total current assets	6,341.7	2,043.8
Property and equipment, net	222.0	222.2
Goodwill	2,882.4	2,881.1
Other intangible assets, net	327.0	332.6
Other assets	31.0	29.5
Total assets	$9,804.1	$5,509.2

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,354.1	$1,380.7
Accounts payable	480.4	496.4
Accrued expenses	404.3	420.5
Current maturities of long-term debt	620.0	420.0
Current liabilities of discontinued operations	6.9	4.1
Total current liabilities	2,865.7	2,721.7
Long-term debt	3,471.9	1,340.3
Other liabilities	382.3	369.0
Total liabilities	6,719.9	4,431.0

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	-	-
Common Stock, 1,000,000,000 authorized, $0.01 par value; shares issued: 345,296,000 and 318,958,000 respectively; shares outstanding: 274,415,000 and 247,649,000, respectively	3.5	3.2
Additional paid-in capital	2,228.5	640.8
Accumulated other comprehensive income	9.9	6.2
Retained earnings	3,767.7	3,361.0
	6,009.6	4,011.2
Common stock in treasury at cost, 70,881,000 and 71,309,000 shares, respectively	(2,925.4)	(2,933.0)
Total stockholders’ equity	3,084.2	1,078.2
Total liabilities and stockholders’ equity	$9,804.1	$5,509.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2009	2008	2009	2008

Revenues 1	$5,503.3	$5,530.8	$10,926.1	$11,021.6
Cost of revenues 1	4,909.3	5,028.2	9,798.0	10,052.9
Gross profit	594.0	502.6	1,128.1	968.7
Selling, general and administrative	214.0	185.9	392.6	357.5
Operating income	380.0	316.7	735.5	611.2
Other (expense) income:
Undistributed loss from joint venture	-	(0.1)	-	(0.4)
Interest income	1.2	3.3	2.1	8.7
Interest expense	(77.6)	(17.0)	(94.7)	(40.3)
	(76.4)	(13.8)	(92.6)	(32.0)
Income before income taxes	303.6	302.9	642.9	579.2
Provision for income taxes	111.6	111.0	236.2	209.1
Net income from continuing operations	192.0	191.9	406.7	370.1
Net income (loss) from discontinued operations, net of tax	0.3	(1.7)	-	(2.8)
Net income	$192.3	$190.2	$406.7	$367.3

Weighted average number of common shares outstanding during the period:
Basic	256.6	248.7	252.1	250.5
Diluted	258.8	252.0	254.3	253.9

Basic earnings per share:
Continuing operations	$0.75	$0.77	$1.61	$1.48
Discontinued operations	-	(0.01)	-	(0.01)
Net earnings	$0.75	$0.76	$1.61	$1.47

Diluted earnings per share:
Continuing operations	$0.74	$0.76	$1.60	$1.46
Discontinued operations	-	(0.01)	-	(0.01)
Net earnings	$0.74	$0.75	$1.60	$1.45

1 Includes retail pharmacy co-payments of $721.1 million and $824.1 million for the three months ended June 30, 2009 and 2008, respectively and $1,543.8 million and $1,711.8 million  for the six months ended June 30, 2009 and 2008, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2008	318.9	$3.2	$640.8	$6.2	$3,361.0	$(2,933.0)	$1,078.2
Comprehensive income:
Net income	-	-	-	-	406.7	-	406.7
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	3.7	-	-	3.7
Comprehensive income	-	-	-	3.7	406.7	-	410.4
Issuance of common stock, net of costs	26.4	0.3	1,568.8	-	-	-	1,569.1
Changes in stockholders’ equity related to employee stock plans	-	-	18.9	-	-	7.6	26.5
Balance at June 30, 2009	345.3	$3.5	$2,228.5	$9.9	$3,767.7	$(2,925.4)	$3,084.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(in millions)	2009	2008
Cash flows from operating activities:
Net income	$406.7	$367.3
Net loss from discontinued operations, net of tax	-	2.8
Net income from continuing operations	406.7	370.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.7	49.6
Deferred financing fees	57.7	1.2
Non-cash adjustments to net income	42.5	50.3
Changes in operating assets and liabilities:
Claims and rebates payable	(26.6)	64.0
Other net changes in operating assets and liabilities	(11.9)	(52.4)
Net cash provided by operating activities—continuing operations	518.1	482.8
Net cash (used in) provided by operating activities—discontinued operations	(0.1)	3.6
Net cash flows provided by operating activities	518.0	486.4

Cash flows from investing activities:
Purchases of short-term investments	(1,198.9)	-
Purchases of property and equipment	(32.0)	(30.1)
Other	5.4	(0.7)
Net cash used in investing activities	(1,225.5)	(30.8)

Cash flows from financing activities:
Proceeds on long-term debt, net of discounts	2,491.6	-
Net proceeds from stock issuance	1,569.1	-
Deferred financing fees	(69.5)	-
Repayment of long-term debt	(160.1)	(120.0)
Tax benefit relating to employee stock compensation	2.9	25.4
Treasury stock acquired	-	(494.4)
Net proceeds from employee stock plans	2.2	15.3
Net cash provided by (used in) financing activities	3,836.2	(573.7)

Effect of foreign currency translation adjustment	1.6	(0.8)

Net increase (decrease) in cash and cash equivalents	3,130.3	(118.9)
Cash and cash equivalents at beginning of period	530.7	434.7
Cash and cash equivalents at end of period	$3,661.0	$315.8

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

Our significant accounting policies normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as revised and filed with the SEC on Form 8-K on June 2, 2009, to reflect our change in segment reporting as described in Note 10 to the accompanying consolidated financial statements. We changed our reportable segments to Pharmacy Benefit Management (“PBM”) and Emerging Markets (“EM”) during the first quarter of 2009 (see Note 10).  For a full description of our accounting policies, refer to the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K dated June 2, 2009.

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at June 30, 2009, the Unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 2009 and 2008, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2009, and the Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008.  Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

New Accounting Guidance.  In December 2007, the Financial Accounting Standards Board (“ FASB”) issued Financial Accounting Standard (“ FAS”) 141R, “Business Combinations” and FAS 160, “Business Combinations and Noncontrolling Interests” (“FAS 141R” and “FAS 160”, respectively).  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.  In April 2009, the FASB issued Financial Staff Position (“FSP”) FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This FSP is effective as of the start of the first quarter 2009.  We will account for all future business combinations under the provisions of FAS 141R.

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

In May 2009, the FASB issued FAS 165, “Subsequent Events” which establishes standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before financial statements are issued.  This statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date.  This standard is effective for interim or annual financial periods ending after June 15, 2009.  We have evaluated subsequent events through July 29, 2009, the date of the financial statements issuance.  Adoption of the standard does not have an impact on financial position, results of operations, or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle.”  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   Adoption of the standard is not expected to have an impact on financial position, results of operations, or cash flows.

Note 2 – Fair value measurements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2009 include cash equivalents of $3,551.6 million, restricted cash and investments of $6.3 million, short-term investments of $1,198.9 million and trading securities of $14.5 million (included in other assets).  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

As of June 30, 2009, short-term investments includes our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund.  The estimated fair value of our investment in the Primary Fund was $2.9 million as of June 30, 2009.  The net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Accordingly, we recognized an unrealized loss of $2.0 million in the third quarter of 2008 and we reclassified the Primary Fund investment from cash and cash equivalents to prepaid expenses and other current assets in the unaudited consolidated balance sheet.  We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy.  There were no assets or liabilities classified as Level 3 prior to the third quarter of 2008.

We received cash distributions from the Primary Fund of $38.9 million during 2008 and $5.5 million during the six months ended June 30, 2009.  We expect to receive future distributions as the Primary Funds’s assets mature or are sold.  If the markets for short-term securities remain illiquid, there may be further declines in the value of our remaining investments.  To the extent we determine there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments of $2.9 million at June 30, 2009.

In April 2009, the FASB issued three FSPs: (1) FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance on determining fair value when market activity has decreased, (2) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which  addresses other-than-temporary impairments for debt securities; and (3) FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” which discusses fair value disclosures for financial instruments in interim periods.  The FSPs are effective for interim and annual periods ending after June 15, 2009.  The adoption of these FSPs did not have material impact on our financial statements.

The carrying value of cash and cash equivalents, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value, which approximates the carrying value, of our bank credit facility and Senior Notes were estimated using either quoted market prices or the current rates offered to us for debt with similar maturity.

Note 3 – Acquisition

On April 9, 2009, we entered into a Stock and Interest Purchase Agreement (the “Acquisition Agreement”) with WellPoint, Inc., an Indiana corporation (“WellPoint”).  The Acquisition Agreement provides that, upon the terms and subject to the conditions set forth in the Acquisition Agreement, we will purchase all of the shares and equity interests of three WellPoint subsidiaries, NextRx, Inc., NextRx Services, Inc., and NextRx, LLC, that provide pharmacy benefit management services, for $4.675 billion.  We may, in our discretion, deliver up to $1.4 billion of the purchase price in the form of common stock (valued based on average closing price over the 60 days preceding the closing of the acquisition) in lieu of cash, although we do not currently intend to do so.  Additionally, the parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed.  At the closing of the acquisition, we will enter into a 10-year contract with WellPoint under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates. WellPoint’s NextRx subsidiaries provide PBM services to approximately 25 million Americans and manage more than 265 million adjusted prescriptions annually.  We anticipate that the transaction will close in the 4th quarter of 2009 subject to certain closing conditions.  The transaction will be accounted for under the provisions of FAS 141R “Business Combinations.”  We intend to use the net proceeds from recent debt and equity offerings to finance a portion of the $4.675 billion purchase price for the acquisition (see Note 6 and Note 7).

Our obligation to consummate the acquisition is subject to certain additional conditions, including (i) the receipt of all necessary government approvals (except for those which would not be material to NextRx as a whole) and the receipt of any state insurance law approvals; and (ii) the completion of certain transition and integration projects to our reasonable satisfaction (this condition will be deemed to be satisfied from and after December 31, 2009).  WellPoint’s obligation to consummate the acquisition is subject to certain other conditions, including the receipt of all necessary government consents and approvals (except for those which would not materially affect WellPoint’s non-PBM business) without the imposition of a burdensome term or condition on WellPoint’s post-closing operations.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act in connection with the acquisition expired on May 27, 2009.

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

The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of the acquisition.  A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer relationships in the amount of $28.9 million and internally developed software in the amount of $1.2 million, which are being amortized using a straight-line method over estimated useful lives of fifteen years and five years, respectively.  The acquired customer relationships and internally developed software are included in other intangibles, net and property and equipment, net, respectively, in the unaudited consolidated balance sheet.  In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $208.4 million.  The amounts preliminarily assigned to intangible assets and goodwill may be further adjusted pending finalization of the purchase price and asset valuation.  Goodwill is not deductible for tax purposes.

Note 4 – Discontinued operations

On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million which includes a pre-tax gain of approximately $7.4 million in 2008.  Rights to certain working capital balances related to IP were not sold and are retained on the balance sheet as of June 30, 2009.  For a period of time, we will continue to generate cash flows and statement of operations activity on assets and liabilities of discontinued operations as these working capital balances wind down, which are not expected to be material.

The results of operations for IP are reported as discontinued operations for all periods presented in the accompanying Unaudited Consolidated Statement of Operations.  Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying Unaudited Consolidated Balance Sheet, and cash flows of our discontinued operations are segregated in our accompanying Unaudited Consolidated Statement of Cash Flow.

On April 4, 2008, we completed the sale of Custom Medical Products, Inc. and recorded a pre-tax loss of approximately $1.3 million in the second quarter of 2008.

    Certain information with respect to the discontinued operations for the three months and six months ended June 30, 2009 and 2008 is summarized as follows:

	Three Months Ended, June 30,		Six Months Ended, June 30,
(in millions)	2009	2008	2009	2008

Revenues	$-	$18.9	$-	$44.7
Net income (loss) from discontinued operations, net of tax	0.3	(1.7)	-	(2.8)
Income tax expense (benefit) from discontinued operations	0.2	(0.5)	-	(0.1)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009(1)	2008	2009(1)	2008
Weighted average number of common shares outstanding during the period – Basic EPS(2)	256.6	248.7	252.1	250.5
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(2)	2.2	3.3	2.2	3.4
Weighted average number of common shares outstanding during the period – Diluted EPS(2)	258.8	252.0	254.3	253.9

(1)
The increase in weighted average number of common shares outstanding for the three and six months ended June 30, 2009 for Basic and Diluted EPS resulted from the 26.45 million shares issued in the common stock offering on June 10, 2009 (see Note 7).

(2)
Excludes awards of 2.0 million and 1.7 million for the three months ended June 30, 2009 and 2008 , respectively, and 2.1 million and 1.1 million for the six months ended June 30, 2009 and 2008, respectively.  These were excluded because their effect was anti-dilutive.

The above shares are all calculated under the “treasury stock” method in accordance with FAS 128, “Earnings per Share.”

Note 6 – Financing

Long-term debt consists of:

	June 30,	December 31,
(in millions)	2009	2008

Term A loans due October 14, 2010 with an average interest rate of 1.7% at June 30, 2009	$800.0	$960.0
Term-1 loans due October 14, 2010 with an average interest rate of 1.0% at June 30, 2009	800.0	800.0
5.25% senior notes due 2012, net of unamortized discount	999.2	-
6.25% senior notes due 2014, net of unamortized discount	995.7	-
7.25% senior notes due 2019, net of unamortized discount	496.7	-
Revolving credit facility due October 14, 2010	-	-
Other	0.3	0.3
Total debt	4,091.9	1,760.3

Less current maturities	620.0	420.0
Long-term debt	$3,471.9	$1,340.3

At June 30, 2009, our credit facility includes $800.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of June 30, 2009) is available for general corporate purposes.  During the first six month of 2009, we made scheduled payments of $160.0 million on the Term A loan.  The maturity date of the credit facility is October 14, 2010.

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

At June 30, 2009, the weighted average interest rate on the facility was 1.4%.  The credit facility contains covenants which limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At June 30, 2009, we believe we are in compliance with all covenants associated with our credit facility.

On June 9, 2009, we issued $2.5 billion of Senior Notes, including $1 billion aggregate principal amount of 5.250% Senior Notes due 2012; $1 billion aggregate principal amount of 6.250% Senior Notes due 2014 and $500 million aggregate principal amount of 7.250% Senior Notes due 2019.  The Senior Notes require interest to be paid semi-annually on June 15 and December 15.  We may redeem some or all of each series of Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points with respect to any 2012 notes, 2014 notes and 2019 notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date.  In addition, if the Acquisition Agreement is terminated for any reason we will be required to redeem the Senior Notes at a redemption price equal to 101% of the stated principal amount, plus unpaid interest to the date of redemption.  The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.

Financing costs of $13.3 million, for the issuance of the Senior Notes, are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the accompanying unaudited consolidated balance sheet.  We intend to use the net proceeds for the acquisition of WellPoint’s NextRx pharmacy benefit management business (see Note 3).

We entered into a commitment letter with a syndicate of commercial banks for an unsecured, 364-day, $2.5 billion term loan credit facility in order to finance the NextRx acquisition.  Upon completion of the public offering of common stock and debt securities, we terminated the credit facility and incurred $56.3 million in fees.

Note 7 – Common stock

On June 10, 2009, we completed a public offering of 26.45 million shares of common stock, which includes 3.45 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $61.00 per share.  The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million.  We intend to use the net proceeds for the acquisition of WellPoint’s NextRx pharmacy benefit management business.

Note 8 – Stock-based compensation plans

Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units, and performance share awards.  Awards are typically settled using treasury shares.  The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years.  Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.  During the first six months of 2009, we granted 2,409,000 stock options with a weighted average fair market value of $14.50.  The SSRs and stock options have three-year graded vesting.

During the first six months of 2009, we granted to certain officers and employees approximately 287,000 restricted stock units and performance shares with a weighted average fair market value of $46.43.  The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of the three years.  The number of performance shares that ultimately vest is dependent upon achieving specific performance targets.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of non-vested restricted stock and performance share awards was 594,000 at June 30, 2009 and 518,000 at December 31, 2008.

We recognized stock-based compensation expense of $12.6 million and $10.8 million in the three months ended June 30, 2009 and 2008, respectively, and $22.3 million and $19.8 million in the six months ended June 30, 2009 and 2008.  Unamortized stock-based compensation as of June 30, 2009 was $36.4 million for stock options and SSRs and $24.6 million for restricted stock and performance shares.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	1.5%-2.4%	2.8%-3.4%	1.3%-2.4%	1.9%-3.4%
Expected volatility of stock	39%	31%	35%-39%	30%-31%
Expected dividend yield	None	None	None	None

Note 9 – Contingencies

We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage.  Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience.  The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims.  We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable, in compliance with FAS 5, “Accounting for Contingencies.”  Under FAS 5, if the range of possible loss is broad, the liability accrued should be based on the lower end of the range.  We received a $15.0 million insurance recovery in the three months ended June 30, 2009 for previously incurred litigation costs.

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

Note 10 – Segment information

During the first quarter of 2009, we changed our organizational structure with new strategic business segments: PBM and EM.  Previously, we had reported segments of PBM and Specialty and Ancillary Services (“SAAS”).  Our chief operating decision maker assessed performance under this new structure during the first quarter of 2009.  The Specialty Pharmacy operations, which were previously in our SAAS segment, have been operationally integrated with our PBM operations in order to maximize its growth and improve efficiency.  Additionally, the following services which were previously in SAAS were operationally integrated into the PBM:

•	bio-pharma services including reimbursement and customized logistics solutions and
•	fulfillment of prescriptions to low-income patients through pharmaceutical manufacturer- sponsored and company-sponsored generic patient assistance programs.

The EM segment primarily consists of the following services:

•	distribution of pharmaceuticals and medicals supplies to providers and clinics,
•	distribution of fertility pharmaceuticals requiring special handling or packaging,
•	distribution of sample units to physicians and verification of practitioner licensure and
•	healthcare account administration and implementation of consumer-directed healthcare solutions.

EM services represent opportunity for growth and aligning them together under strong leadership will benefit these key investments.

As noted previously, we report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM.  Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.

Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments.  The following table presents information about our reportable segments for the three months and six months ended June 30, 2009 and 2008.   The 2008 segment disclosures have been reclassified in the table below to reflect the new segment structure.  The discontinued operations described in Note 4 have been excluded from the table.

(in millions)	PBM	EM	Total
For the three months ended June 30, 2009
Product revenue:
Network revenues(1)	$3,232.9	$-	$3,232.9
Home delivery and specialty revenues	1,867.2	-	1,867.2
Other revenues	19.7	304.4	324.1
Service revenues	69.6	9.5	79.1
Total revenues	5,189.4	313.9	5,503.3
Depreciation and amortization expense	22.0	3.1	25.1
Operating income	377.0	3.0	380.0
Interest income			1.2
Interest expense			(77.6)
Income before income taxes			303.6
Capital expenditures	17.6	0.8	18.4

For the three months ended June 30, 2008
Product revenue:
Network revenues(1)	$3,299.2	$-	$3,299.2
Home delivery and specialty revenues	1,789.9	-	1,789.9
Other revenues	13.0	352.2	365.2
Service revenues	65.5	11.0	76.5
Total revenues	5,167.6	363.2	5,530.8
Depreciation and amortization expense	22.2	3.0	25.2
Operating income	312.3	4.4	316.7
Undistributed loss from joint venture			(0.1)
Interest income			3.3
Interest expense			(17.0)
Income before income taxes			302.9
Capital expenditures	17.8	0.6	18.4

For the six months ended June 30, 2009
Product revenue:
Network revenues(1)	$6,483.5	$-	$6,483.5
Home delivery and specialty revenues	3,648.6	-	3,648.6
Other revenues	36.1	604.4	640.5
Service revenues	133.7	19.8	153.5
Total revenues	10,301.9	624.2	10,926.1
Depreciation and amortization expense	43.4	6.3	49.7
Operating income	728.7	6.8	735.5
Interest income			2.1
Interest expense			(94.7)
Income before income taxes			642.9
Capital expenditures	31.0	1.0	32.0

For the six months ended June 30, 2008
Product revenue:
Network revenues(1)	$6,577.7	$-	$6,577.7
Home delivery and specialty revenues	3,566.5	-	3,566.5
Other revenues	24.1	702.9	727.0
Service revenues	128.0	22.4	150.4
Total revenues	10,296.3	725.3	11,021.6
Depreciation and amortization expense	43.8	5.8	49.6
Operating income	606.7	4.5	611.2
Undistributed loss from joint venture			(0.4)
Interest income			8.7
Interest expense			(40.3)
Income before income taxes			579.2
Capital expenditures	28.9	1.2	30.1

(1)
Includes retail pharmacy co-payments of $721.1 million and $824.1 million for the three months ended June 30, 2009 and 2008, respectively, and $1,543.8 million and $1,711.8 million for the six months ended June 30, 2009 and 2008, respectively.

The following table presents balance sheet information about our reportable segments.  The discontinued operations did not have any assets as of June 30, 2009 or December 31, 2008.

(in millions)	PBM	EM	Total

As of June 30, 2009
Total assets	$9,294.3	$509.8	$9,804.1
Investment in equity method investees	4.1	-	4.1

As of December 31, 2008
Total assets	$5,011.9	$497.3	$5,509.2
Investment in equity method investees	4.0	-	4.0

PBM product revenue consists of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and revenues from the dispensing of prescription drugs from our home delivery and specialty pharmacies.  EM product revenues consist of distribution of certain fertility drugs and revenues from drug distribution services.

PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, and specialty distribution services.  EM service revenue includes revenues from sample distribution, accountability services, and healthcare account administration.

Revenues earned by our Canadian PBM totaled $12.3 million and $11.3 million for the three months ended June 30, 2009 and 2008, respectively, and $23.1 million and $23.3 million for the six months ended June 30, 2009 and 2008, respectively.  All other revenues were earned in the United States.  Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $10.8 million and $10.7 million as of June 30, 2009 and December 31, 2008, respectively.  All other long-lived assets are domiciled in the United States.

Note 11 - Condensed consolidating financial information

Our Senior Notes are fully and unconditionally guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company.  The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information.  Effective June 30, 2008, CuraScript Infusion Pharmacy, Inc. was sold and effective April 4, 2008, Custom Medical Products, Inc. was sold and are included as discontinued operations in those of the non-guarantors.  Subsequent to the acquisition of Pharmacy Services Division of MSC – Medical Services Company (“MSC”) on July 22, 2008 and Connect Your Care, LLC (“CYC”) on October 10, 2007, the assets, liabilities and operations of the 100% owned domestic subsidiaries have been included in those of the guarantors.   The following presents the condensed consolidating financial information separately for:

(i)	Express Scripts, Inc. (the Parent Company), the issuer of the guaranteed obligations;
(ii)	Guarantor subsidiaries, on a combined basis, as specified in the indentures related to Express Scripts’
obligations under the notes;
(iii)	Non-guarantor subsidiaries, on a combined basis;
(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries,
(b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and
(v)	Express Scripts, Inc. and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet
(in millions)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
As of June 30, 2009
Cash and cash equivalents	$3,596.3	$22.3	$42.4	$-	$3,661.0
Short-term investments	1,202.0	-	-	-	1,202.0
Receivables, net	767.0	373.8	7.3	-	1,148.1
Other current assets	89.9	237.5	3.2	-	330.6
Current assets	$5,655.2	$633.6	$52.9	$-	$6,341.7
Property and equipment, net	169.2	47.1	5.7	-	222.0
Investments in subsidiaries	3,818.8	-	-	(3,818.8)	-
Intercompany	(770.6)	829.5	(58.9)	-	-
Goodwill	252.5	2,607.4	22.5	-	2,882.4
Other intangible assets, net	37.0	286.0	4.0	-	327.0
Other assets	25.0	3.0	3.0	-	31.0
Total assets	$9,187.1	$4,406.6	$29.2	$(3,818.8)	$9,804.1

Claims and rebates payable	$1,353.5	$0.6	$-	$-	$1,354.1
Accounts payable	464.0	14.5	1.9	-	480.4
Accrued expenses	126.5	274.0	3.8	-	404.3
Current maturities of long-term debt	620.0	-	-	-	620.0
Current liabilities of discontinued operations	-	-	6.9	-	6.9
Current liabilities	$2,564.0	$289.1	$12.6	$-	$2,865.7
Long-term debt	3,471.9	-	-	-	3,471.9
Other liabilities	67.0	314.0	1.3	-	382.3
Stockholders’ equity	3,084.2	3,803.5	15.3	(3,818.8)	3,084.2
Total liabilities and stockholders’ equity	$9,187.1	$4,406.6	$29.2	$(3,818.8)	$9,804.1

As of December 31, 2008
Cash and cash equivalents	$488.1	$8.9	$33.7	$-	$530.7
Short-term investments	8.4	-	-	-	8.4
Receivables, net	720.1	430.4	5.4	-	1,155.9
Other current assets	92.8	253.3	2.7	-	348.8
Current assets	$1,309.4	$692.6	$41.8	$-	$2,043.8
Property and equipment, net	164.1	53.6	4.5	-	222.2
Investments in subsidiaries	3,647.2	-	-	(3,647.2)	-
Intercompany	(494.2)	546.8	(52.6)	-	-
Goodwill	252.5	2,607.3	21.3	-	2,881.1
Other intangible assets, net	26.6	301.9	4.1	-	332.6
Other assets	22.7	4.0	2.8	-	29.5
Total assets	$4,928.3	$4,206.2	$21.9	$(3,647.2)	$5,509.2

Claims and rebates payable	$1,371.3	$9.4	$-	$-	$1,380.7
Accounts payable	445.6	47.9	2.9	-	496.4
Accrued expenses	204.6	213.8	2.1	-	420.5
Current maturities of long-term debt	420.0	-	-	-	420.0
Current liabilities of discontinued operations	-	-	4.1	-	4.1
Current liabilities	$2,441.5	$271.1	$9.1	$-	$2,721.7
Long-term debt	1,340.3	-	-	-	1,340.3
Other liabilities	68.3	300.7	-	-	369.0
Stockholders’ equity	1,078.2	3,634.4	12.8	(3,647.2)	1,078.2
Total liabilities and stockholders’ equity	$4,928.3	$4,206.2	$21.9	$(3,647.2)	$5,509.2

Condensed Consolidating Statement of Operations
(in millions)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2009
Revenues	$3,148.0	$2,336.7	$18.6	$-	$5,503.3
Operating expenses	2,959.8	2,146.3	17.2		5,123.3
Operating income	188.2	190.4	1.4		380.0
Interest expense, net	(73.9)	(1.6)	(0.9)		(76.4)
Income before income taxes	114.3	188.8	0.5		303.6
Provision for income taxes	43.0	68.1	0.5		111.6
Net income from continuing operations	71.3	120.7	-	-	192.0
Net income from discontinued operations, net of tax	-	-	0.3		0.3
Equity in earnings of subsidiaries	121.0	-	-	(121.0)	-
Net income	$192.3	$120.7	$0.3	$(121.0)	$192.3

For the three months ended June 30, 2008
Revenues	$2,443.0	$3,073.2	$14.6	$-	$5,530.8
Operating expenses	2,229.4	2,974.4	10.3		5,214.1
Operating income	213.6	98.8	4.3		316.7
Undistributed loss from joint venture	(0.1)	-	-		(0.1)
Interest expense, net	(10.2)	(3.0)	(0.5)		(13.7)
Income before income taxes	203.3	95.8	3.8		302.9
Provision for income taxes	82.1	27.4	1.5		111.0
Net income from continuing operations	121.2	68.4	2.3	-	191.9
Net loss from discontinued operations, net of tax	-	-	(1.7)		(1.7)
Equity earnings of subsidiaries	69.0	-	-	(69.0)	-
Net income	$190.2	$68.4	$0.6	$(69.0)	$190.2

For the six months ended June 30, 2009
Revenues	$6,317.5	$4,572.9	$35.7	$-	$10,926.1
Operating expenses	5,861.1	4,298.1	31.4		10,190.6
Operating income	456.4	274.8	4.3		735.5
Interest expense, net	(87.4)	(3.8)	(1.4)		(92.6)
Income before income taxes	369.0	271.0	2.9		642.9
Provision for income taxes	135.4	99.4	1.4		236.2
Net income from continuing operations	233.6	171.6	1.5	-	406.7
Net loss from discontinued operations, net of tax	-	-	-		-
Equity in earnings of subsidiaries	173.1	-	-	(173.1)	-
Net income	$406.7	$171.6	$1.5	$(173.1)	$406.7

For the six months ended June 30, 2008
Revenues	$4,802.4	$6,189.2	$30.0	$-	$11,021.6
Operating expenses	4,459.2	5,928.6	22.6		10,410.4
Operating income	343.2	260.6	7.4		611.2
Undistributed loss from joint venture	(0.4)	-	-		(0.4)
Interest expense, net	(23.0)	(7.8)	(0.8)		(31.6)
Income before income taxes	319.8	252.8	6.6		579.2
Provision for income taxes	124.2	82.5	2.4		209.1
Net income from continuing operations	195.6	170.3	4.2	-	370.1
Net loss from discontinued operations, net of tax	-	-	(2.8)		(2.8)
Equity earnings of subsidiaries	171.7	-	-	(171.7)	-
Net income	$367.3	$170.3	$1.4	$(171.7)	$367.3

Condensed Consolidating Statement of Cash Flows
(in millions)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2009
Net cash flows provided by (used in) operating activities	$383.8	$301.7	$5.6	$(173.1)	$518.0

Cash flows from investing activities:
Proceeds on short-term investments	(1,198.9)	-	-	-	(1,198.9)
Purchase of property and equipment	(27.0)	(3.0)	(2.0)	-	(32.0)
Other	5.4	-	-	-	5.4
Net cash used in investing activities	(1,220.5)	(3.0)	(2.0)	-	(1,225.5)

Cash flows from financing activities:
Proceeds on long-term debt, net of discounts	2,491.6	-	-	-	2,491.6
Net proceeds from stock issuance	1,569.1	-	-	-	1,569.1
Deferred financing fees	(69.5)	-	-	-	(69.5)
Repayment of long-term debt	(160.1)	-	-	-	(160.1)
Tax benefit relating to employee stock compensation	2.9	-	-	-	2.9
Net proceeds from employee stock plans	2.2	-	-	-	2.2
Net transactions with parent	108.7	(285.3)	3.5	173.1	-
Net cash provided by (used in) financing activities	3,944.9	(285.3)	3.5	173.1	3,836.2

Effect of foreign currency translation adjustment	-	-	1.6	-	1.6

Net increase in cash and cash equivalents	3,108.2	13.4	8.7	-	3,130.3
Cash and cash equivalents at beginning of period	488.1	8.9	33.7	-	530.7
Cash and cash equivalents at end of period	$3,596.3	$22.3	$42.4	$-	$3,661.0

Condensed Consolidating Statement of Cash Flows
(in millions)	Express Scripts, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the six months ended June 30, 2008
Net cash flows provided by (used in) operating activities	$600.9	$(3.9)	$61.2	$(171.8)	$486.4

Cash flows from investing activities:
Purchase of property and equipment	(23.1)	(2.3)	(4.7)	-	(30.1)
Other	(0.7)	-	-	-	(0.7)
Net cash used in investing activities	(23.8)	(2.3)	(4.7)	-	(30.8)

Cash flows from financing activities:
Repayment of long-term debt	(120.0)	-	-	-	(120.0)
Tax benefit relating to employee stock compensation	25.4	-	-	-	25.4
Treasury stock acquired	(494.4)	-	-	-	(494.4)
Net proceeds from employee stock plans	15.3	-	-	-	15.3
Net transactions with parent	(115.4)	(1.5)	(54.9)	171.8	-
Net cash (used in) provided by financing activities	(689.1)	(1.5)	(54.9)	171.8	(573.7)

Effect of foreign currency translation adjustment	-	-	(0.8)	-	(0.8)

Net (decrease) increase in cash and cash equivalents	(112.0)	(7.7)	0.8	-	(118.9)
Cash and cash equivalents at beginning of period	386.3	16.4	32.0	-	434.7
Cash and cash equivalents at end of period	$274.3	$8.7	$32.8	$-	$315.8

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

Our forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected or suggested in any forward-looking statements.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.  Factors which might cause such a difference to occur include, but are not limited to:

•
uncertainties associated with our acquisitions, which include uncertainties as to the satisfaction or waiver of conditions to closing, integration risks and costs, uncertainties associated with client retention and repricing of client contracts, and uncertainties associated with the operations of acquired businesses

•
results in regulatory matters, the adoption of new legislation or regulations (including healthcare and increased costs associated with compliance with new laws and regulations), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

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
•
competition in the Pharmacy Benefit Management ("PBM") and specialty pharmacy industries, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers

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

Through our Emerging Markets (“EM”) segment, we provide services including: distribution of pharmaceuticals and medical supplies to providers and clinics; distribution of sample units to physicians and verification of practitioner licensure; fertility services to providers and patients; and healthcare account administration and implementation of consumer-directed healthcare solutions.

Revenue generated by our segments can be classified as either tangible product revenue or service revenue.  We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies.  Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services.  Tangible product revenue generated by our PBM and EM segments represented 98.6% of revenues for both the three and six months ended June 30, 2009 and for the same period of 2008.

During 2008, we established the Center for Cost-Effective Consumerism (the “Center”) which assists us in the advancement of our understanding of consumers and the way they use health care.  The Center combines our industry-leading research capabilities with insights from a multidisciplinary advisory board of national experts in science of human behavior and decision making.  Using work done by the Center, we plan to better equip plan sponsors to achieve: lowest cost drug mix (e.g., generics), maximum therapy adherence (in key classes), greatest use of the most cost-effective delivery channel, uncompromising safety standards and increasing member engagement and satisfaction.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in the first six months of 2009 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy.  In the first six months of 2009 we benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, higher generic fill rate (67.8% compared to 65.5% in the same period of 2008) and other actions which helped to reduce ingredient costs.  In addition, through the research performed by the Center, as described above, we intend to provide our clients with additional tools designed to generate higher generic fill rates, and further increase the use of our home delivery and specialty pharmacy services.

Our acquisition of WellPoint and our related proposed alliance with WellPoint is a solid strategic fit for advancing healthcare.   While we expect to incur expenses of $70-80 million in the second half of 2009 prior to the closing of the acquisition, we believe our aligned business model creates significant opportunities for accelerated growth.  The two organizations share a commitment to improving health outcomes and driving out waste.  As health care costs continue to be a concern, we remain focused on initiatives that keep health benefits affordable while enhancing the health care value we bring to clients and patients.

While we believe we are well positioned from a business and financial perspective, we are subject to the current adverse economic environment.  These conditions could affect our business in a number of direct and indirect ways.  In 2009, claims volumes have decreased compared to prior year which we believe is attributable to the expected loss of low margin clients.

We believe the positive trends in gross profit we see in the first six months of 2009, including lower drug purchasing costs and increased generic usage, should continue to offset the negative impact of various economic and marketplace forces effecting pricing, plan structure and claim volumes, among other factors, and thus continue to generate improvements in our results of operations in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates.  We changed our reportable segments to PBM and EM during the first quarter of 2009 (see Note 10).  For a full description of our accounting policies, please refer to the notes to the consolidated financial statements and filed with the SEC on Current Report Form 8-K on June 2, 2009.

PBM OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009(1)	2008	2009(1)	2008

Product revenues
Network revenues(2)	$3,232.9	$3,299.2	$6,483.5	$6,577.7
Home delivery and specialty revenues	1,867.2	1,789.9	3,648.6	3,566.5
Other revenues	19.7	13.0	36.1	24.1
Service revenues	69.6	65.5	133.7	128.0
Total PBM revenues	5,189.4	5,167.6	10,301.9	10,296.3
Cost of PBM revenues(2)	4,609.3	4,682.3	9,202.4	9,362.3
PBM gross profit	580.1	485.3	1,099.5	934.0
PBM SG&A expenses	203.1	173.0	370.8	327.3
PBM operating income	$377.0	$312.3	$728.7	$606.7

Network	94.7	96.1	188.9	194.3
Home delivery and specialty	10.2	10.6	20.1	21.0
Other	0.7	0.7	1.3	1.4
Total PBM Claims	105.6	107.4	210.3	216.7
Total adjusted PBM Claims(3)	125.5	127.9	249.5	257.4

(1)	Includes the July 22, 2008 acquisition of MSC.
(2)
Includes retail pharmacy co-payments of $721.1 million and $824.1 million for the three months ended June 30, 2009 and 2008, respectively, and $1,543.8 million and $1,711.8 million for the six months ended June 30, 2009 and 2008, respectively.

(3)
Adjusted PBM claims represent network claims, specialty claims and home delivery claims, which are multiplied by 3, as home delivery claims are typically 90 day claims and network and specialty claims are generally 30 day claims

 Product Revenues for the three months ended June 30, 2009:  Network pharmacy revenues decreased by $66.3 million, or 2.0%, in the three months ended June 30, 2009 over the same period of 2008.  This is primarily due to lower claims volume and decreases in price.  The decrease in our claims volume was primarily due to the loss of low margin clients partially offset by new clients.  Changes in price are affected by the mix of prescription drugs processed at our network pharmacies and by inflation.  As our generic fill rate increases, price decreases, which is offset by inflation.   Our generic fill rate increased to 69.2% of total network claims in the second quarter of 2009 as compared to 67.0% in the same period of 2008, our revenues correspondingly decreased as generic drugs are generally less expensive than the corresponding brand drug.

Home delivery and specialty revenues increased $77.3 million, or 4.3%, in the three months ended June 30, 2009 from the same period in 2008.  The increase is primarily due to increases in price of our specialty products due to inflation offset by lower home delivery claims volume from the loss of low margin clients and the impact of the higher generic fill rate.  Our generic fill rate increased to 57.2% of home delivery claims in the three months ended June 30, 2009 as compared to 56.8% in the same period of 2008.

 Product Revenues for the six months ended June 30, 2009:  Network pharmacy revenues decreased by $94.2 million, or 1.4%, in the six months ended June 30, 2009 over the same period of 2008.  This is primarily due to lower claims volume which was partially offset by increases in price.  The decrease in our claims volume was primarily due to the loss of low margin clients partially offset by new clients.  Changes in price are affected by the mix of prescriptions processed at network pharmacies and by inflation.  As our generic fill rate increases, price decreases, which is offset by inflation.   Our generic fill rate increased to 69.1% of total network claims in the first six months as compared to 66.7% in the same period of 2008.

Home delivery and specialty revenues increased $82.1 million, or 2.3%, in the six months ended June 30, 2009 from the same period in 2008.  The increase is primarily due to increases in price of our specialty products  offset by lower home delivery claims volume from the loss of low margin clients and the impact of the higher generic fill rate. Our generic fill rate increased to 57.1% of home delivery claims in the six months ended June 30, 2009 as compared to 55.4% in the same period of 2008.

Cost of PBM revenues decreased $73.0 million, or 1.6%, and $159.9 million, or 1.7%, in the three months and six months ended June 30, 2009, respectively, from the same period of 2008.  The decrease is primarily due to better management of ingredient costs and improvements in aggregate generic fill rate, partially offset by inflation.

Our PBM gross profit increased $94.8 million, or 19.5%, and $165.5 million, or 17.7%, for the three months and six months ended June 30, 2009 as compared to the same periods of 2008.  Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs were partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment.

Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended June 30, 2009 increased by $30.1 million, or 17.4%, as compared to the same period of 2008 primarily as a result of the following factors:

•	Investments of $23.6 million to improve technological infrastructure which enhances product and service capabilities; along with other strategic initiatives,
•	Cost of $11.7 million related to the NextRx transaction,
•	Increases in employee compensation of $9.3 million due to growth, productivity improvements and incentives tied to corporate financial results, in addition to the effect of inflation,
•	These increases were offset by a $15.0 million benefit related to an insurance recovery for previously incurred litigation costs.

Selling, general and administrative expense (“SG&A”) for our PBM segment for the six months ended June 30, 2009 increased by $43.5 million, or 13.3%, as compared to the same period of 2008 primarily as a result of the following factors:

•	Investments of $34.4 million to improve technological infrastructure which enhances product and services capabilities; along with other strategic initiatives,
•	Increases in employee compensation of $14.7 million due to growth, productivity improvements, and incentives tied to corporate financial results, in addition to the effect of inflation,
•	Costs of $11.7 million related to the NextRx transaction,
•	These increases were offset by a $15.0 million benefit related to an insurance recovery for previously incurred litigation costs.

PBM operating income increased $64.7 million, or 20.7%, and $122.0 million, or 20.1%, for the three and six months ended June 30, 2009 as compared to the same period of 2008, based on the various factors described above.

EM OPERATING INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Product revenues	$304.4	$352.2	$604.4	$702.9
Service revenues	9.5	11.0	19.8	22.4
Total EM revenues	313.9	363.2	624.2	725.3
Cost of EM revenues	300.0	345.9	595.6	690.6
EM gross profit	13.9	17.3	28.6	34.7
EM SG&A expenses	10.9	12.9	21.8	30.2
EM operating income	$3.0	$4.4	$6.8	$4.5

EM Continuing Operations.   EM revenues decreased $49.3 million, or 13.6%, and $101.1 million, or 13.9%, respectively, in the three months and six months ended June 30, 2009 over the same periods of 2008. This is primarily due to decreased revenue in our Specialty Distribution line of business due to a reduction in sales volume of a few specific drugs.

EM cost of revenues decreased $45.9 million, or 13.3%, and $95.0 million, or 13.8%, respectively, in the three months and six months ended June 30, 2009 over the same periods of 2008.  This resulted in a decrease in gross profit of $3.4 million, or 19.7%, and $6.1 million, or 17.6%, in the three months and six months ended June 30, 2009 over the same periods of 2008 primarily due to a reduction in sales as discussed above.

SG&A for our EM segment for the three months and six months ended June 30, 2009 decreased by $2.0 million, or 15.5%, and $8.4 million, or 27.8%, respectively.  The decrease for the three months ended is due to efforts to control costs within our EM segment.  The decrease for the six months ended is primarily due to non-recurring bad debt expense, severance charges, and site closure costs incurred by the Specialty Distribution line of business in 2008.

EM income from continuing operations decreased by $1.4 million, or 31.8%, for the three months ended June 30, 2009 from the same period of 2008.  EM income from continuing operations increased by $2.3 million, or 51.1%, for the six months ended June 30, 2009 from the same period of 2008 based on the factors described above.

OTHER (EXPENSE) INCOME

Net interest expense increased $62.7 million and $61.0 million in the three months and six months ended June 30, 2009, as compared to the same periods in 2008, which is primarily due to fees of $58.4 million we incurred related to the termination of the bridge loan for the financing of the Next Rx acquisition and the additional interest expense we incurred for the debt issuance (see “Liquidity and Capital Resources”).

PROVISION FOR INCOME TAXES

Our effective tax rate from continuing operations was 36.7% for the three and six months ended June 30, 2009 as compared to 36.6% and 36.1% for the same periods of 2008.  The three and six months ended June 30, 2009 reflect an increase in certain state income tax rates due to enacted law changes.  The six months ended June 30, 2008 includes a nonrecurring tax benefit of $2.5 million resulting primarily from a lapse in the applicable statutes of limitations.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

Net income (loss) from discontinued operations, net of tax, increased $2.0 million and decreased ($2.8) million for the three months and six months ended June 30, 2009 compared to the same period of 2008 (see Note 4).

NET INCOME AND EARNINGS PER SHARE

Net income for the three and six months ended June 30, 2009 increased $2.1 million, or 1.1%, and $39.4 million, or 10.7%, respectively, over the same period of 2008 due to factors discussed above.

Additionally, basic and diluted earnings per share decreased 1.3% for the three months ended June 30, 2009 over the same period of 2008.  For the six months ended June 30, 2009, basic and diluted earnings per share increased 9.5% and 10.3%, respectively, over the same period of 2008.  This increase is primarily due to improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING

For the six months ended June 30, 2009, net cash provided by continuing operations increased $35.3 million to $518.1 million. The increase was primarily impacted by the $36.6 million increase in net income from continuing operations as compared to the same period of 2008.  Additionally, there were net cash inflows of $26.0 million related to a decrease in inventory due to large purchases of inventory at discounted prices at the end of 2008. Offsetting these net cash inflows are net cash outflows of $90.6 million from claims and rebates payables due the timing of invoices and payments and other net cash outflows, none of which were material.

Our capital expenditures for the six months ended June 30, 2009 increased $1.9 million compared to the same period of 2008.  We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients.  Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

    Net cash provided by financing activities was $3,836.2 million for the six months ended June 30, 2009 compared to net cash used of $573.7 million in the same period of 2008.  We recently issued Senior Notes resulting in net proceeds of $2,478.3 million which includes original issue discount of $8.4 million and financing costs of $13.3 million.  In addition, we completed a public offering of 26.45 million shares of common stock which resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million.  Proceeds of $1,198.9 million are invested in U.S treasury bills with maturities over three months and are classified as short-term investment on the unaudited consolidated balance sheet.  The remaining proceeds of $2,848.5 million are invested in AAA-rated money market mutual funds with weighted average maturities of less than 90 days.  Most of these mutual funds invest solely in U.S. Government securities.  We intend to use the net proceeds to finance a portion of the $4.675 billion purchase price for the acquisition of WellPoint’s NextRx pharmacy benefit business.  Offsetting these proceeds were financing fees of $56.3 million for the committed credit facility (see Note 6).

INVESTMENTS

As of June 30, 2009, short-term investments includes our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund.  The estimated fair value of our investment in the Primary Fund was $2.9 million as of June 30, 2009.  The net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Accordingly, we recognized an unrealized loss of $2.0 million in the third quarter of 2008 and we reclassified the Primary Fund investment from cash and cash equivalents to prepaid expenses and other current assets in the unaudited consolidated balance sheet.  We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy.

We received cash distributions from the Primary Fund of $38.9 million during 2008 and $5.5 million in the six months ended June 30, 2009.  We expect to receive future distributions as the Primary Funds’s assets mature or are sold.  If the markets for short term securities remain illiquid, there may be further declines in the value of our remaining investments.  To the extent we determine there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments of $2.9 million at June 30, 2009.

 CHANGES IN BUSINESS

  On April 9, 2009, we entered into a Stock and Interest Purchase Agreement (the “Acquisition Agreement”) with WellPoint, Inc., an Indiana corporation (“WellPoint”).  The Acquisition Agreement provides that, upon the terms and subject to the conditions set forth in the Acquisition Agreement, we will purchase all of the shares and equity interests of three WellPoint subsidiaries, NextRx, Inc., NextRx Services, Inc., and NextRx, LLC (collectively, “NextRx”), that provide pharmacy benefit management services (the “PBM Business”), in exchange for total consideration of $4.675 billion.  We may, in our discretion, deliver up to $1.4 billion of the purchase price in the form of common stock (valued based on average closing price over the 60 days preceding the closing of the acquisition) in lieu of cash, although we do not currently intend to do so.  Additionally, the parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed.   At the closing of the acquisition, we will enter into a 10-year contract with WellPoint under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates (the “PBM Agreement”).  At the closing, we will enter into certain  ancillary agreements with WellPoint. WellPoint’s NextRx subsidiaries provide PBM services to approximately 25 million Americans and manage more than 265 million adjusted prescriptions annually.  We anticipate that the transaction will close in the 4th quarter of 2009.  The transaction will be accounted for under the provisions of FAS 141R “Business Combinations.”

On June 9, 2009, we completed a $2.5 billion underwritten public offering of senior notes resulting in net proceeds of $2,478.3 million.  Additionally, on June 10, 2009, we completed a public offering of 26.45 million shares of common stock, which includes 3.45 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $61.00 per share.  The sale resulted in net proceeds of $1,569.1 million.  We intend to use the net proceeds from the offerings to finance a portion of the $4.675 billion purchase price of the acquisition.

Consummation of the acquisition is subject to certain conditions, including, among others, absence of certain legal impediments, the accuracy of the representations and warranties made by us and WellPoint, compliance by both parties with their respective obligations under the Acquisition Agreement and both parties having executed the PBM Agreement and certain ancillary agreements at or prior to the closing.  The Acquisition Agreement contains customary representations and warranties by us and WellPoint.

Our obligation to consummate the acquisition is subject to certain additional conditions, including (i) the receipt of all necessary government approvals (except for those which would not be material to NextRx as a whole) and the receipt of any state insurance law approvals; and (ii) the completion of certain transition and integration projects to our reasonable satisfaction (this condition will be deemed to be satisfied from and after December 31, 2009).  WellPoint’s obligation to consummate the acquisition is subject to certain other conditions, including the receipt of all necessary government consents and approvals (except for those which would not materially affect WellPoint’s non-PBM business) without the imposition of a burdensome term or condition on WellPoint’s post-closing operations.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act in connection with the acquisition expired on May 27, 2009.

Each party has agreed to use its reasonable best efforts to obtain the necessary governmental approvals for consummation of the acquisition and WellPoint has committed to take all actions necessary to obtain certain state insurance law approvals.

The Acquisition Agreement contains specified termination rights for the parties and may be terminated at any time prior to closing by either party if (i) any law or final order prohibits the transaction; (ii) the closing fails to occur by January 9, 2010; or (iii) the other party has breached any representation, warranty or covenant, such that the conditions relating to the accuracy of the other party’s representations and warranties or performance of covenants would fail to be satisfied and such breach is incapable of being cured or is not cured.

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

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  There were no treasury share repurchases during the three and six months ended June 30, 2009. There are 21 million shares remaining under this program.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.   We do not intend to repurchase shares in the near future due to the acquisition of WellPoint’s NextRx pharmacy benefit management business.

BANK CREDIT FACILITY

At June 30, 2009, our credit facility includes $800.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility.  The revolving credit facility (none of which was outstanding as of June 30, 2009) is available for general corporate purposes.  During the first six months of 2009, we made a scheduled payments of $160.0 million on our Term A loan.  The maturity date of our credit facility is October 14, 2010.

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

At June 30, 2009, the weighted average interest rate on the facility was 1.4%.  Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay.  The repurchase and dividend covenant applies if certain leverage thresholds are exceeded.  The covenants also include a minimum interest coverage ratio and a maximum leverage ratio.  At June 30, 2009, we believe we are in compliance with all covenants associated with our credit facility.

SENIOR NOTES

On June 9, 2009, we issued $2.5 billion of Senior Notes, including $1 billion aggregate principal amount of 5.250% Senior Notes due 2012; $1 billion aggregate principal amount of 6.250% Senior Notes due 2014 and $500 million aggregate principal amount of 7.250% Senior Notes due 2019.  The Senior Notes require interest to be paid semi-annually on June 15 and December 15.  We may redeem some or all of each series of Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points with respect to any 2012 notes, 2014 notes and 2019 notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date.  In addition, if the Acquisition Agreement is terminated for any reason we will be required to redeem the Senior Notes at a redemption price equal to 101% of the stated principal amount, plus unpaid interest to the date of redemption.  The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.

Financing costs of $13.3 million are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the unaudited consolidated balance sheet.  We intend to use the net proceeds for the acquisition of WellPoint’s NextRx pharmacy benefit management business.

COMMON STOCK

On June 10, 2009, we completed a public offering of 26.45 million shares of common stock, which includes 3.45 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $61.00 per share.  The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million.  We intend to use the net proceeds for the acquisition of WellPoint’s NextRx pharmacy benefit management business.

OTHER MATTERS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurements.”   FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  This standard does not expand the use of fair value to any new circumstances.  FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted FAS 157 as of January 1, 2008, and adopted the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities as of January 1, 2009.   Our adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows (see Note 2).

In December 2007, the FASB issued FAS 141R and FAS 160, “Business Combinations and Noncontrolling Interests.”  FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008.  FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations.  Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. In April 2009, the FASB issued Financial Staff Position (“FSP”) FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  We will account for all future business combinations under the provisions of FAS 141R.

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

In April 2009, the FASB issued three FSPs: (1) FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance on determining fair value when market activity has decreased, (2) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which  addresses other-than-temporary impairments for debt securities; and (3) FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” which discusses fair value disclosures for financial instruments in interim periods.  The FSPs are effective for interim and annual periods ending after June 15, 2009.  The adoption of these FSPs did not have material impact on our financial statements.

In May 2009, the FASB issued FAS 165, “Subsequent Events” which establishes standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before financial statements are issued.  This statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date.  This standard is effective for interim or annual financial periods ending after June 15, 2009.  We have evaluated subsequent events through July 29, 2009, the date of the financial statements issuance.  Adoption of the standard does not have an impact on financial position, results of operations, or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle.”  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the standard is not expected to have an impact on financial position, results of operations, or cash flows.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues.  Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility.  Our earnings are subject to change as a result of movements in market interest rates.  At June 30, 2009, we had $800.9 million of obligations, net of cash (excluding net proceeds from debt and stock issuance), which were subject to variable rates of interest under our credit facility.  A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $8.0 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.

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

During the second quarter ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
Charles Manzione, Derivatively on Behalf of Express Scripts, Inc. v. Barrett Toan et al  (Case No.4:04-CV-1608, United States District Court for the Eastern District of Missouri) (filed October 22, 2004).  Plaintiff is no longer a shareholder and seeks to dismiss the complaint without prejudice.  Notice of this planned dismissal was given by a Form 8-K filed on June 19, 2009, and the case will be dismissed if no objections are filed by August 12, 2009.

•
Pearson’s Pharmacy, Inc. and Cam Enterprises, Inc. d/b/a Altadena Pharmacy v. Express Scripts, Inc. (Case No. 3:06-CV-00073-WKW, United States District Court for the Middle District of Alabama) (filed January 26, 2006).  On February 15, 2006, an amended complaint alleging a class action on behalf of all pharmacies reimbursed based upon average wholesale price (“AWP”) was filed.  The complaint alleges that we fail to properly reimburse pharmacies for filling prescriptions.  Plaintiffs seek unspecified monetary damages and injunctive relief.  On March 31, 2006 we filed a motion to dismiss the complaint.  On June 7, 2007, the court dismissed the claims for fraudulent misrepresentation, fraudulent suppression and unjust enrichment, leaving only a breach of contract claim.  On June 19, 2009, Express Scripts filed a motion for summary judgment on the remaining claims.

•
Inola Drug, Inc. v. Express Scripts, Inc. (Case No. 06-CV-117-TCK-SAJ, United States District Court for the Northern District of Oklahoma). On February 22, 2006, a class action lawsuit was filed alleging that our reimbursement to pharmacies violates the Oklahoma Third Party Prescriptions Act. The complaint also alleges that we failed to properly reimburse pharmacies for filling prescriptions based on AWP. The proposed class includes all pharmacies in the United States who contract with us and the proposed subclass includes all pharmacies in Oklahoma who contract with us. On March 25, 2009, the court granted our motion for partial summary judgment and dismissed the breach of contract claim and any claim for injunctive relief based upon the contract claim. Additionally, the court denied plaintiff’s motion for class certification. On April 8, 2009, plaintiff filed a motion to alter or amend the order on summary judgment and class certification, which was denied. Plaintiff voluntarily dismissed the remaining claims and on May 21, 2009, the court entered a final judgment.  On June 19, 2009, Plaintiff filed a notice of appeal.

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

Additional information regarding such matters is contained in Item 3 – Legal Proceedings in our Current Report Form 8-K filed with the SEC on June 2, 2009.

 Item 1A.          Risk Factors

           Consummation of the NextRx acquisition  and the entry into the new PBM Agreement with WellPoint are subject to certain conditions and we cannot predict when or if such conditions will be satisfied or waived.

           Consummation of the NextRx acquisition and entry into the new PBM Agreement are subject to certain conditions, including, among others:

•	the absence of certain legal impediments;
•	the accuracy of the representations and warranties and compliance with the respective covenants of the parties, subject to certain materiality qualifiers;
•	execution of the PBM Agreement and the ancillary agreements;
•	the receipt of necessary governmental approvals, subject to certain limitations; and
•	the completion of certain transition and integration projects.

    The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the NextRx acquisition expired on May 27, 2009.  We are currently in the process of obtaining certain other governmental approvals, which, if not received, may delay or prevent completion of the acquisition or reduce the benefits of the acquisition to us.

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

           Our indebtedness following the recent completion of the NextRx acquisition financing is substantial and will effectively reduce the amount of funds available for other business purposes.

           We incurred $2.5 billion of indebtedness in connection with the acquisition.  Interest costs related to this debt will be substantial.  Our increased level of indebtedness could reduce funds available for additional acquisitions or other business purposes, restrict our financial and operating flexibility or create competitive disadvantages compared to other companies with lower debt levels.

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

           If the acquisition is not completed our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•
if the Acquisition Agreement is terminated for any reason we will be required to redeem the recently issued $2.5 billion of Senior Notes at a redemption price equal to 101% of the stated principal amount, plus unpaid interest to the date of redemption;

•	we will be required to pay certain costs relating to the acquisition and acquisition financing, whether or not the acquisition is completed;
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

           The market price of our common stock may decline as a result of the NextRx acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the PBM Business are not realized, or if the transaction costs related to the acquisition are greater than expected, or if the value of the election under Section 338(h)(10) of the Internal Revenue Code is less than anticipated. The market price also may decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our stock repurchasing activity during the three months ended June 30, 2009 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

4/1/2009 – 4/30/2009	-	$-	-	21.0
5/1/2009 – 5/31/2009	-	-	-	21.0
6/1/2009 – 6/30/2009	-	-	-	21.0
Second Quarter 2009 Total	-	$-	-

We have a stock repurchase program, originally announced on October 25, 1996.  Treasury shares are carried at first in, first out cost.  There is no limit on the duration of the program.  There were no share repurchases during the three months ended June 30, 2009. There are 21 million shares remaining under this program.  Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.  We do not intend to repurchase shares in the near future due to the acquisition of WellPoint’s NextRx pharmacy benefit management business.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Companys’ annual meeting of stockholders was held on May 27, 2009.

(b)    The following persons were elected directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified: Gary G. Benanav, Frank J. Borelli, Maura C. Breen, Nicholas LaHowchic, Thomas P. Mac Mahon, Frank Mergenthaler, Woodrow A. Myers Jr., M.D., John O. Parker, Jr., George Paz, Samuel K. Skinner, Seymour Sternberg and Barrett A. Toan.

(c) The stockholder vote for each director was as follows:

	Votes Cast for	Votes Withheld
Gary G. Benanav	201,852,491	17,448,927
Frank J. Borelli	201,560,597	17,740,821
Maura C. Breen	201,861,832	17,439,586
Nicholas LaHowchic	201,910,630	17,390,788
Thomas P. Mac Mahon	201,931,360	17,370,058
Frank Mergenthaler	218,741,420	559,998
Woodrow A. Myers Jr., M.D.	201,883,818	17,417,600
John O. Parker, Jr.	201,865,135	17,436,283
George Paz	194,788,224	24,513,194
Samuel K. Skinner	198,963,441	20,337,977
Seymour Sternberg	189,879,825	29,421,593
Barrett A. Toan	201,804,997	17,496,421

The stockholders also voted to:

i) ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accountants for 2009 (212,357,878 affirmative votes; 6,864,007 negative votes; 79,532 abstention votes).

Item 6.	Exhibits

(a)	See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: July 29, 2009	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

Date: July 29, 2009	By:	/s/ Jeffrey Hall
Jeffrey Hall
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)
Exhibit Number	Exhibit
2.1
Stock and Interest Purchase Agreement dated April 9, 2009 between the Company and WellPoint, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

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
4.7
Indenture date June 9, 2009 among the Company, certain Company subsidiaries, as Guarantors, and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009 (the “Indenture”).

4.8	First Supplemental Indenture dated June 9, 2009, supplementing the Indenture, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.
4.9	Second Supplemental Indenture dated June 9, 2009, supplementing the Indenture, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 10, 2009.
4.10	Third Supplemental Indenture dated June 9, 2009, supplementing the Indenture, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 10, 2009.
11.1	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)

31.11	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.21	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.11	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.21	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
100.11	XBRL Taxonomy Instance Document.
100.21	XBRL Taxonomy Extension Schema Document.
100.31	XBRL Taxonomy Extension Calculation Linkbase Document.
100.41	XBRL Taxonomy Extension Definition Linkbase Document.
100.51	XBRL Taxonomy Extension Label Linkbase Document.
100.61	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.