Form 10-Q/A
period 2009-06-30
EXPRESS SCRIPTS INC
filed 2009-07-30
CIK 885721

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

EXPRESS SCRIPTS, INC.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Form 10-Q”) is to furnish Exhibit 101, which was previously furnished as Exhibit 100 to the Form 10-Q, and to amend the Index to Exhibits referenced in Part II, Item 6 of the report accordingly.

Exhibit 101 to this report provides the following materials from our Form 10-Q for the quarter ended June 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheet; (ii) the Unaudited Consolidated Statement of Operations; (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity; (iv) the Unaudited Consolidated Statement of Cash Flows; and (v) related notes, tagged as blocks of text.  Users of this data are advised pursuant to Rule 401 of Regulations S-T that the financial information contained in the XBRL documents is unaudited, and these are not the official publicly filed financial statements of Express Scripts, Inc.  No other changes have been made to the Form 10-Q.

Item 6.	Exhibits

(a)	See Index to Exhibits below.

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)
Exhibit Number	Exhibit
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

4.8	First Supplemental Indenture dated June 9, 2009, supplementing the Indenture, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.
4.9	Second Supplemental Indenture dated June 9, 2009, supplementing the Indenture, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 10, 2009.
4.10	Third Supplemental Indenture dated June 9, 2009, supplementing the Indenture, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 10, 2009.

11.1	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)
31.11	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.21	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.11	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.21	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
101.12	XBRL Taxonomy Instance Document.
101.22	XBRL Taxonomy Extension Schema Document.
101.32	XBRL Taxonomy Extension Calculation Linkbase Document.
101.42	XBRL Taxonomy Extension Definition Linkbase Document.
101.52	XBRL Taxonomy Extension Label Linkbase Document.
101.62	XBRL Taxonomy Extension Presentation Linkbase Document.

1 Filed herein.
2 Furnished, not filed, herein.