Form 10-Q/A
period 2009-06-30
EXPRESS SCRIPTS INC
filed 2009-07-30
CIK 885721

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

EXPRESS SCRIPTS, INC.

EXPLANATORY NOTE

(This Amendment No. 2 includes the Signature Page that was inadvertently omitted from the submission of Amendment No. 1 during the edgarization process.  Otherwise, this Amendment No. 2 is identical to the previously filed Amendment No. 1, except for the dates of the certifications filed as exhibits herewith, which have been updated to today's date.)

The sole purpose of Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Form 10-Q”) is to furnish Exhibit 101, which was previously furnished as Exhibit 100 to the Form 10-Q, and to amend the Index to Exhibits referenced in Part II, Item 6 of the report accordingly.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a)	See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC.
(Registrant)

Date: July 30, 2009	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

Date: July 30, 2009	By:	/s/ Jeffrey Hall
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

4.8	First Supplemental Indenture dated June 9, 2009, supplementing the Indenture, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.
4.9	Second Supplemental Indenture dated June 9, 2009, supplementing the Indenture, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 10, 2009.
4.10	Third Supplemental Indenture dated June 9, 2009, supplementing the Indenture, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 10, 2009.
11.1	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)

Exhibit Number	Exhibit
31.11	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
31.21	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).
32.11	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
32.21	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).
101.12	XBRL Taxonomy Instance Document.
101.22	XBRL Taxonomy Extension Schema Document.
101.32	XBRL Taxonomy Extension Calculation Linkbase Document.
101.42	XBRL Taxonomy Extension Definition Linkbase Document.
101.52	XBRL Taxonomy Extension Label Linkbase Document.
101.62	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.
2	Furnished, not filed, herein.