Form 10-Q
period 2009-09-30
EXPRESS SCRIPTS INC
filed 2009-10-28
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 0-20199
EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1420563 (I.R.S. employer identification no.)

One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)
Registrant’s telephone number, including area code: (314) 996-0900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common stock outstanding as of September 30, 2009: 274,720,000 Shares

EXPRESS SCRIPTS, INC.
INDEX

Part I Financial Information

Item 1. Financial Statements (unaudited)	3

a) Unaudited Consolidated Balance Sheet	3

b) Unaudited Consolidated Statement of Operations	4

c) Unaudited Consolidated Statement of Changes in Stockholders’ Equity	5

d) Unaudited Consolidated Statement of Cash Flows	6

e) Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II Other Information

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities — (Not Applicable)	—

Item 4. Submission of Matters to a Vote of Security Holders — (Not Applicable)	—

Item 5. Other Information — (Not Applicable)	—

Item 6. Exhibits	36

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	September 30,	December 31,
(in millions, except share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,942.4	$530.7
Restricted cash and investments	8.1	4.8
Short-term investments	1,202.7	8.4
Receivables, net	1,249.8	1,155.9
Inventories	184.2	203.0
Deferred taxes	126.2	118.2
Prepaid expenses and other current assets	29.6	22.8

Total current assets	6,743.0	2,043.8
Property and equipment, net	265.7	222.2
Goodwill	2,870.3	2,881.1
Other intangible assets, net	317.2	332.6
Other assets	32.9	29.5

Total assets	$10,229.1	$5,509.2

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$1,400.9	$1,380.7
Accounts payable	585.1	496.4
Accrued expenses	524.2	420.5
Current maturities of long-term debt	540.1	420.0
Current liabilities of discontinued operations	5.6	4.1

Total current liabilities	3,055.9	2,721.7
Long-term debt	3,472.2	1,340.3
Other liabilities	393.5	369.0

Total liabilities	6,921.6	4,431.0

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 authorized, $0.01 par value; shares issued: 345,274,000 and 318,958,000, respectively; shares outstanding: 274,720,000 and 247,649,000, respectively	3.5	3.2
Additional paid-in capital	2,244.0	640.8
Accumulated other comprehensive income	14.2	6.2
Retained earnings	3,965.3	3,361.0

	6,227.0	4,011.2

Common stock in treasury at cost, 70,554,000 and 71,309,000 shares, respectively	(2,919.5)	(2,933.0)

Total stockholders’ equity	3,307.5	1,078.2

Total liabilities and stockholders’ equity	$10,229.1	$5,509.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2009	2008	2009	2008
Revenues [1]	$5,619.4	$5,450.5	$16,545.5	$16,472.1
Cost of revenues [1]	5,006.8	4,930.1	14,804.8	14,983.0

Gross profit	612.6	520.4	1,740.7	1,489.1
Selling, general and administrative	254.1	189.7	646.7	547.1

Operating income	358.5	330.7	1,094.0	942.0

Other (expense) income:
Non-operating charges, net	—	(2.0)	—	(2.0)
Undistributed loss from joint venture	—	—	—	(0.3)
Interest income	2.0	2.1	4.1	10.8
Interest expense	(48.0)	(15.7)	(142.7)	(56.1)

	(46.0)	(15.6)	(138.6)	(47.6)

Income before income taxes	312.5	315.1	955.4	894.4
Provision for income taxes	115.6	112.1	351.8	321.1

Net income from continuing operations	196.9	203.0	603.6	573.3
Net income (loss) from discontinued operations, net of tax	0.7	(1.1)	0.7	(4.0)

Net income	$197.6	$201.9	$604.3	$569.3

Weighted average number of common shares outstanding during the period:
Basic	274.5	247.1	259.7	249.3
Diluted	277.2	250.3	262.1	252.7

Basic earnings per share:
Continuing operations	$0.72	$0.82	$2.32	$2.30
Discontinued operations	—	—	—	(0.02)
Net earnings	0.72	0.82	2.33	2.28

Diluted earnings per share:
Continuing operations	$0.71	$0.81	$2.30	$2.27
Discontinued operations	—	—	—	(0.02)
Net earnings	0.71	0.81	2.31	2.25

[1]	Includes retail pharmacy co-payments of $708.4 million and $733.7 million for the three months ended September 30, 2009 and 2008, respectively and $2,252.2 million and $2,445.5 million for the nine months ended September 30, 2009 and 2008, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number
	of Shares	Amount
				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
(in millions)	Stock	Stock	Capital	Income	Earnings	Stock	Total
Balance at December 31, 2008	318.9	$3.2	$640.8	$6.2	$3,361.0	$(2,933.0)	$1,078.2
Comprehensive income:
Net income	—	—	—	—	604.3	—	604.3
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	8.0	—	—	8.0

Comprehensive income	—	—	—	8.0	604.3	—	612.3
Issuance of common stock, net of costs	26.4	0.3	1,568.8	—	—	—	1,569.1
Changes in stockholders’ equity related to employee stock plans	—	—	34.4	—	—	13.5	47.9

Balance at September 30, 2009	345.3	$3.5	$2,244.0	$14.2	$3,965.3	$(2,919.5)	$3,307.5
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
(in millions)	2009	2008
Cash flows from operating activities:
Net income	$604.3	$569.3
Net (income) loss from discontinued operations, net of tax	(0.7)	4.0

Net income from continuing operations	603.6	573.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.5	72.9
Deferred financing fees	59.0	1.8
Non-cash adjustments to net income	77.1	98.8
Changes in operating assets and liabilities:
Claims and rebates payable	20.2	33.7
Other net changes in operating assets and liabilities	80.0	(53.4)

Net cash provided by operating activities—continuing operations	913.4	727.1
Net cash provided by operating activities—discontinued operations	13.1	1.9

Net cash flows provided by operating activities	926.5	729.0

Cash flows from investing activities:
Purchase of short-term investments	(1,198.9)	—
Purchases of property and equipment	(90.5)	(59.9)
Acquisition, net of cash	—	(246.5)
Short term investments transferred from cash	—	(49.3)
Proceeds from the sale of businesses	—	27.7
Other	5.4	(0.9)

Net cash used in investing activities	(1,284.0)	(328.9)

Cash flows from financing activities:
Proceeds on long-term debt, net of discounts	2,491.6	—
Net proceeds from stock issuance	1,569.1	—
Deferred financing fees	(69.5)	—
Repayment of long-term debt	(240.1)	(180.1)
Tax benefit relating to employee stock compensation	7.7	39.2
Treasury stock acquired	—	(494.4)
Net proceeds from employee stock plans	7.1	29.2

Net cash provided by (used in) financing activities	3,765.9	(606.1)

Effect of foreign currency translation adjustment	3.3	(1.6)

Net increase (decrease) in cash and cash equivalents	3,411.7	(207.6)
Cash and cash equivalents at beginning of period	530.7	434.7

Cash and cash equivalents at end of period	$3,942.4	$227.1

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of significant accounting policies
     Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as revised and filed with the SEC on Form 8-K on June 2, 2009 to reflect the change in segment reporting as described in Note 10 to the accompanying consolidated financial statements. We changed our reportable segments to Pharmacy Benefit Management (“PBM”) and Emerging Markets (“EM”) during the first quarter of 2009 (see Note 10). For a full description of our accounting policies, refer to the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K dated June 2, 2009.
     We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Unaudited Consolidated Balance Sheet at September 30, 2009, the Unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2009 and 2008, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2009, and the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     New Accounting Guidance. In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The guidance changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations. Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. In April 2009, the FASB amended guidance which clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance is effective as of the start of the first quarter 2009. We will account for all business combinations in 2009 and beyond under the guidance.
     In April 2008, the FASB issued authoritative guidance which intends to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance is effective for fiscal years beginning after December 15, 2008. These provisions will be applied to future intangible assets acquired.
     In May 2009, the FASB issued authoritative guidance which establishes standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before financial statements are issued. The guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date. This guidance is effective for interim or annual financial periods ending after June 15, 2009. We have evaluated subsequent events through October 28, 2009, the date of the financial statements issuance. Adoption of the guidance does not have an impact on financial position, results of operations, or cash flows.
     In June 2009, the FASB issued authoritative guidance which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the guidance does not have an impact on financial position, results of operations, or cash flows.

     In August 2009, the FASB issued authoritative guidance which provides clarification regarding measurement of the fair value of liabilities. This guidance is effective for the first reporting period beginning after issuance. Adoption of the guidance does not have a material impact on financial position, results of operations, or cash flows.
Note 2 — Fair value measurements
     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This guidance applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. This guidance does not expand the use of fair value to any new circumstances. Our adoption of the guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     Financial assets accounted for at fair value on a recurring basis at September 30, 2009 include cash equivalents of $3,855.6 million, restricted cash and investments of $8.1 million, short-term investments of $1,199.5 million and trading securities of $16.4 million (included in other assets). These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). Short-term investments represent investments in U.S. treasury bills with maturities over three months. Cash equivalents include investments in AAA-rated money market mutual funds with weighted average maturities of less than 90 days.
     As of September 30, 2009, short-term investments includes our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund. The estimated fair value of our investment in the Primary Fund was $2.9 million as of September 30, 2009. We recognized an unrealized loss of $2.0 million in the third quarter of 2008, when the net asset value of the Primary Fund decreased below $1 per share. Our investment in the Primary Fund is included in short-term investments in the unaudited consolidated balance sheet. We received cash distributions from the Primary Fund of $38.9 million during 2008, $5.5 million during the nine months ended September 30, 2009, and $1.0 million subsequent to September 30, 2009. We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy. There were no assets or liabilities classified as Level 3 prior to the third quarter of 2008.
     In April 2009, the FASB issued (1) guidance on determining fair value when market activity has decreased, (2) guidance which addresses other-than-temporary impairments for debt securities; and (3) guidance which discusses fair value disclosures for financial instruments in interim periods. The guidance is effective for interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on our financial statements.

     The carrying value of cash and cash equivalents, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity. The carrying values and the fair values of our Senior Notes are shown in the following table:

	September 30, 2009
	Carrying	Fair
(in millions)	Amount	Value

5.25% senior notes due 2012, net of unamortized discount	$999.3	$1,060.0
6.25% senior notes due 2014, net of unamortized discount	996.0	1,095.0
7.25% senior notes due 2019, net of unamortized discount	496.7	583.8

Total	$2,492.0	$2,738.8
     The fair values of our Senior Notes were estimated based on quoted prices in active markets for identical securities (Level 1 inputs). In determining the fair value of liabilities, we took into consideration the risk of nonperformance. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability would be transferred to a market participant. This risk did not have a material impact on the fair value of our liabilities.
Note 3 — Acquisition
     On April 9, 2009, we entered into a Stock and Interest Purchase Agreement (the “Acquisition Agreement”) with WellPoint, Inc., an Indiana corporation (“WellPoint”). The Acquisition Agreement provides that, upon the terms and subject to the conditions set forth in the Acquisition Agreement, we will purchase all of the shares and equity interests of three WellPoint subsidiaries, NextRx, Inc., NextRx Services, Inc., and NextRx, LLC (collectively, “NextRx”), that provide pharmacy benefit management services (the “PBM Business”), in exchange for total consideration of $4.675 billion. We may, in our discretion, deliver up to $1.4 billion of the purchase price in the form of common stock (valued based on average closing price over the 60 days preceding the closing of the acquisition) in lieu of cash, although we do not currently intend to do so. Additionally, the parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction which results in any goodwill generated being tax deductible over 15 years. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed. At the closing of the acquisition, we will begin integrating NextRx’s PBM clients into our existing systems and operations. We will also enter into a 10-year contract with WellPoint under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates (the “PBM Agreement”). This contract is renewable upon agreement of both parties. We anticipate that the transaction will close in the fourth quarter of 2009 subject to certain closing conditions. We intend to use the net proceeds from recent debt and equity offerings to finance a portion of the $4.675 billion purchase price for the acquisition (see Note 6 and Note 7).
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
     On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC — Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $251.0 million, which includes a purchase price adjustment for working capital and transaction costs. MSC is a leader in providing PBM services to clients providing workers’ compensation benefits. The purchase price was funded through internally generated cash and temporary borrowings under the revolving credit facility. This acquisition is reported as part of our PBM segment.

     The purchase price was allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired was allocated to intangible assets, consisting of customer relationships in the amount of $28.9 million and internally developed software in the amount of $1.2 million, which are being amortized using a straight-line method over estimated useful lives of fifteen years and five years, respectively. The acquired customer relationships and internally developed software are included in other intangibles, net and property and equipment, net, respectively, in the unaudited consolidated balance sheet. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $194.8 million. Goodwill is not deductible for tax purposes.
Note 4 — Discontinued operations
     On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million which includes a pre-tax gain of approximately $7.4 million in 2008. Rights to certain working capital balances related to IP were not sold and are retained on the balance sheet as of September 30, 2009. In the third quarter of 2009, discontinued operations realized net cash flows from operations of $13.1 million, primarily due to the utilization of a tax benefit in the third quarter of 2009. For a period of time, we will continue to generate cash flows and statement of operations activity on assets and liabilities of discontinued operations as these working capital balances wind down, which are not expected to be material.
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
     Certain information with respect to the discontinued operations for the three months and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Revenues	$—	$—	$—	$44.7
Net income (loss) from discontinued operations, net of tax	0.7	(1.1)	0.7	(4.0)
Income tax expense from discontinued operations	0.4	0.7	0.4	0.7

Note 5 — Earnings per share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009(1)	2008	2009(1)	2008

Weighted average number of common shares outstanding during the period — Basic EPS(2)	274.5	247.1	259.7	249.3
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(2)	2.7	3.2	2.4	3.4

Weighted average number of common shares outstanding during the period — Diluted EPS(2)	277.2	250.3	262.1	252.7

(1)	The increase in weighted average number of common shares outstanding for the three months and nine months ended September 30, 2009 for Basic and Diluted EPS resulted from the 26.45 million shares issued in the common stock offering on June 10, 2009 (see Note 7).

(2)	Excludes awards of 0.5 million and 1.7 million for the three months ended September 30, 2009 and 2008, respectively, and 2.1 million and 1.9 million for the nine months ended September 30, 2009 and 2008, respectively. These were excluded because their effect was anti-dilutive.
     The above shares are all calculated under the “treasury stock” method.
Note 6 — Financing
     Long-term debt consists of:

	September 30,	December 31,
(in millions)	2009	2008

Term A loans due October 14, 2010 with an average interest rate of 1.2% at September 30, 2009	$720.0	$960.0
Term-1 loans due October 14, 2010 with an average interest rate of 1.6% at September 30, 2009	800.0	800.0
5.25% senior notes due 2012, net of unamortized discount	999.3	—
6.25% senior notes due 2014, net of unamortized discount	996.0	—
7.25% senior notes due 2019, net of unamortized discount	496.7	—
Revolving credit facility due October 14, 2010	—	—
Other	0.3	0.3

Total debt	4,012.3	1,760.3

Less current maturities	540.1	420.0

Long-term debt	$3,472.2	$1,340.3

     At September 30, 2009, our credit facility includes $720.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility. The revolving credit facility (none of which was outstanding as of September 30, 2009) is available for general corporate purposes. During the first nine months of 2009, we made scheduled payments of $240.0 million on the Term A loan. While we cannot provide any assurances that cash flow from operations will be sufficient to make our scheduled payments, we anticipate that we will continue making scheduled payments under the terms of the credit agreement until the loan is repaid in full on or before the maturity date of October 14, 2010. We do not believe we will need to secure external sources of capital in order to meet these obligations; however, we may decide to secure external capital for operating activities or for other business needs. In the event future cash flows are insufficient to meet our scheduled payments, we believe it will be possible to amend, extend, and/or refinance the Term loans prior to their maturity.

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
     At September 30, 2009, the weighted average interest rate on the facility was 1.4%. The credit facility contains covenants which limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At September 30, 2009, we believe we were in compliance in all material respects with all covenants associated with our credit facility.
     On June 9, 2009, we issued $2.5 billion of Senior Notes, including $1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012; $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014 and $500 million aggregate principal amount of 7.250% Senior Notes due 2019. The Senior Notes require interest to be paid semi-annually on June 15 and December 15. We may redeem some or all of each series of Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points with respect to any 2012 notes, 2014 notes and 2019 notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. In addition, if the Acquisition Agreement is terminated for any reason we will be required to redeem the Senior Notes at a redemption price equal to 101% of the stated principal amount, plus unpaid interest to the date of redemption. The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.
     Financing costs of $13.3 million, for the issuance of the Senior Notes, are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the accompanying unaudited consolidated balance sheet. We intend to use the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3).
     We entered into a commitment letter with a syndicate of commercial banks for an unsecured, 364-day, $2.5 billion term loan credit facility in order to finance the NextRx acquisition. Upon completion of the public offering of common stock and debt securities, we terminated the credit facility and incurred $56.3 million in fees.
Note 7 — Common stock
     On June 10, 2009, we completed a public offering of 26.45 million shares of common stock, which includes 3.45 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $61.00 per share. The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We intend to use the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3).
Note 8 — Stock-based compensation plans
     Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units, and performance share awards. Awards are typically settled using treasury shares. The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the first nine months of 2009, we granted 2,409,000 stock options with a weighted average fair market value of $14.50. The SSRs and stock options have three-year graded vesting.
     During the first nine months of 2009, we granted to certain officers and employees approximately 287,000 restricted stock units and performance shares with a weighted average fair market value of $46.43. The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of non-vested restricted stock and performance share awards was 603,000 at September 30, 2009 and 518,000 at December 31, 2008.

     We recognized stock-based compensation expense of $11.2 million and $9.4 million in the three months ended September 30, 2009 and 2008, respectively, and $33.5 million and $29.2 million in the nine months ended September 30, 2009 and 2008. Unamortized stock-based compensation as of September 30, 2009 was $28.9 million for stock options and SSRs and $20.6 million for restricted stock and performance shares.
     The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009(1)	2008	2009	2008

Expected life of option	—	3-5 years	3-5 years	3-5 years
Risk-free interest rate	—	2.8%-3.2%	1.3%-2.4%	1.9%-3.4%
Expected volatility of stock	—	30%-31%	35%-39%	30%-31%
Expected dividend yield	—	None	None	None

(1)	No options or SSRs were granted during the three months ended September 30, 2009.
Note 9 — Contingencies
     We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative FASB guidance, if the range of possible loss is broad, the liability accrued should be based on the lower end of the range.
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
     We received a $15.0 million insurance recovery in second quarter of 2009 for previously incurred litigation costs. We accrued $35.0 million in the third quarter of 2009 related to the settlement of a lawsuit brought against us and one of our subsidiaries by Aetna, Inc., which settlement resulted in the dismissal of the case by the court on October 22, 2009.
Note 10 — Segment information
     During the first quarter of 2009, we changed our organizational structure with new strategic business segments: PBM and EM. Previously, we had reported segments of PBM and Specialty and Ancillary Services (“SAAS”). Our chief operating decision maker began assessing performance under this new structure during the first quarter of 2009. Specialty Pharmacy operations, which were previously in our SAAS segment, have been operationally integrated with our PBM operations in order to maximize its growth and improve efficiency. Additionally, the following services which were previously in SAAS were operationally integrated into the PBM:
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
     EM services represent opportunity for growth and aligning them together under strong leadership is expected to benefit these key investments.
     As noted previously, we report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.
     Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three months and nine months ended September 30, 2009 and 2008. The 2008 segment disclosures have been reclassified in the table below to reflect the new segment structure. The discontinued operations described in Note 4 have been excluded from the table.

(in millions)	PBM	EM	Total

For the three months ended September 30, 2009
Product revenue:
Network revenues(1)	$3,288.8	$—	$3,288.8
Home delivery and specialty revenues	1,892.7	—	1,892.7
Other revenues	22.4	339.5	361.9
Service revenues	67.1	8.9	76.0

Total revenues	5,271.0	348.4	5,619.4
Depreciation and amortization expense	21.0	2.8	23.8
Operating income	354.8	3.7	358.5
Interest income			2.0
Interest expense			(48.0)

Income before income taxes			312.5
Capital expenditures	57.3	1.2	58.5

For the three months ended September 30, 2008
Product revenue:
Network revenues(1)	$3,181.3	$—	$3,181.3
Home delivery and specialty revenues	1,831.5	—	1,831.5
Other revenues	14.8	348.4	363.2
Service revenues	63.9	10.6	74.5

Total revenues	5,091.5	359.0	5,450.5
Depreciation and amortization expense	20.4	2.9	23.3
Operating income	329.3	1.4	330.7
Non-operating charges, net			(2.0)
Interest income			2.1
Interest expense			(15.7)

Income before income taxes			315.1
Capital expenditures	29.5	0.3	29.8

(in millions)	PBM	EM	Total

For the nine months ended September 30, 2009
Product revenue:
Network revenues(1)	$9,772.3	$—	$9,772.3
Home delivery and specialty revenues	5,541.3	—	5,541.3
Other revenues	58.5	943.9	1,002.4
Service revenues	200.8	28.7	229.5

Total revenues	15,572.9	972.6	16,545.5
Depreciation and amortization expense	64.3	9.2	73.5
Operating income	1,083.5	10.5	1,094.0
Interest income			4.1
Interest expense			(142.7)

Income before income taxes			955.4
Capital expenditures	88.3	2.2	90.5

For the nine months ended September 30, 2008
Product revenue:
Network revenues(1)	$9,759.0	$—	$9,759.0
Home delivery and specialty revenues	5,398.0	—	5,398.0
Other revenues	38.9	1,051.3	1,090.2
Service revenues	191.9	33.0	224.9

Total revenues	15,387.8	1,084.3	16,472.1
Depreciation and amortization expense	64.2	8.7	72.9
Operating income	936.0	6.0	942.0
Non-operating charges, net			(2.0)
Undistributed loss from joint venture			(0.3)
Interest income			10.8
Interest expense			(56.1)

Income before income taxes			894.4
Capital expenditures	58.4	1.5	59.9

(1)	Includes retail pharmacy co-payments of $708.4 million and $733.7 million for the three months ended September 30, 2009 and 2008, respectively, and $2,252.2 million and $2,445.5 million for the nine months ended September 30, 2009 and 2008, respectively.
     The following table presents balance sheet information about our reportable segments. The discontinued operations did not have any assets as of September 30, 2009 or December 31, 2008.

(in millions)	PBM	EM	Total

As of September 30, 2009
Total assets	$9,722.6	$506.5	$10,229.1
Investment in equity method investees	4.2	—	4.2

As of December 31, 2008
Total assets	$5,011.9	$497.3	$5,509.2
Investment in equity method investees	4.0	—	4.0
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
     Revenues earned by our Canadian PBM totaled $11.6 million and $11.5 million for the three months ended September 30, 2009 and 2008, respectively, and $34.7 million and $34.8 million for the nine months ended September 30, 2009 and 2008, respectively. All other revenues were earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $11.3 million and $15.6 million as of September 30, 2009 and December 31, 2008, respectively. All other long-lived assets are domiciled in the United States.
Note 11 — Condensed consolidating financial information
     Our Senior Notes are jointly and severally and fully and unconditionally guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. Effective June 30, 2008, CuraScript Infusion Pharmacy, Inc. was sold and effective April 4, 2008, Custom Medical Products, Inc. was sold. The assets, liabilities, and operations from these former subsidiaries are included as discontinued operations in those of the non-guarantors. Subsequent to the acquisition of Pharmacy Services Division of MSC — Medical Services Company (“MSC”) on July 22, 2008 and Connect Your Care, LLC (“CYC”) on October 10, 2007, the assets, liabilities and operations of the 100% owned domestic subsidiaries have been included in those of the guarantors. The following presents the condensed consolidating financial information separately for:
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

(v)	Express Scripts, Inc. and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of September 30, 2009
Cash and cash equivalents	$3,889.4	$9.4	$43.6	$—	$3,942.4
Short-term investments	1,202.7	—	—	—	1,202.7
Receivables, net	817.1	423.6	9.1	—	1,249.8
Other current assets	90.1	252.1	5.9	—	348.1

Current assets	5,999.3	685.1	58.6	—	6,743.0

Property and equipment, net	210.2	49.0	6.5	—	265.7
Investments in subsidiaries	3,874.6	—	—	(3,874.6)	—
Intercompany	(844.4)	910.2	(65.8)	—	—
Goodwill	252.5	2,593.8	24.0	—	2,870.3
Other intangible assets, net	35.3	277.7	4.2	—	317.2
Other assets	26.3	4.7	1.9	—	32.9

Total assets	$9,553.8	$4,520.5	$29.4	$(3,874.6)	$10,229.1

Claims and rebates payable	$1,400.3	$0.6	$—	$—	$1,400.9
Accounts payable	568.4	14.5	2.2	—	585.1
Accrued expenses	194.8	324.9	4.5	—	524.2
Current maturities of long-term debt	540.0	0.1	—	—	540.1
Current liabilities of discontinued operations	—	—	5.6	—	5.6

Current liabilities	2,703.5	340.1	12.3	—	3,055.9

Long-term debt	3,472.2	—	—	—	3,472.2
Other liabilities	70.6	322.3	0.6	—	393.5
Stockholders’ equity	3,307.5	3,858.1	16.5	(3,874.6)	3,307.5

Total liabilities and stockholders’ equity	$9,553.8	$4,520.5	$29.4	$(3,874.6)	$10,229.1

As of December 31, 2008
Cash and cash equivalents	$488.1	$8.9	$33.7	$—	$530.7
Short-term investments	8.4	—	—	—	8.4
Receivables, net	720.1	430.4	5.4	—	1,155.9
Other current assets	92.8	253.3	2.7	—	348.8

Current assets	1,309.4	692.6	41.8	—	2,043.8

Property and equipment, net	164.1	53.6	4.5	—	222.2
Investments in subsidiaries	3,647.2	—	—	(3,647.2)	—
Intercompany	(494.2)	546.8	(52.6)	—	—
Goodwill	252.5	2,607.3	21.3	—	2,881.1
Other intangible assets, net	26.6	301.9	4.1	—	332.6
Other assets	22.7	4.0	2.8	—	29.5

Total assets	$4,928.3	$4,206.2	$21.9	$(3,647.2)	$5,509.2

Claims and rebates payable	$1,371.3	$9.4	$—	$—	$1,380.7
Accounts payable	445.6	47.9	2.9	—	496.4
Accrued expenses	204.6	213.8	2.1	—	420.5
Current maturities of long-term debt	420.0	—	—	—	420.0
Current liabilities of discontinued operations	—	—	4.1	—	4.1

Current liabilities	2,441.5	271.1	9.1	—	2,721.7

Long-term debt	1,340.3	—	—	—	1,340.3
Other liabilities	68.3	300.7	—	—	369.0
Stockholders’ equity	1,078.2	3,634.4	12.8	(3,647.2)	1,078.2

Total liabilities and stockholders’ equity	$4,928.3	$4,206.2	$21.9	$(3,647.2)	$5,509.2

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended September 30, 2009
Revenues	$3,197.1	$2,404.0	$18.3	$—	$5,619.4
Operating expenses	2,931.1	2,314.7	15.1	—	5,260.9

Operating income	266.0	89.3	3.2	—	358.5
Interest expense, net	(43.4)	(1.8)	(0.8)	—	(46.0)

Income before income taxes	222.6	87.5	2.4	—	312.5
Provision for income taxes	82.8	31.6	1.2	—	115.6

Net income from continuing operations	139.8	55.9	1.2	—	196.9
Net income from discontinued operations, net of tax	—	—	0.7	—	0.7
Equity in earnings of subsidiaries	57.8	—	—	(57.8)	—

Net income (loss)	$197.6	$55.9	$1.9	$(57.8)	$197.6

For the three months ended September 30, 2008
Revenues	$2,378.2	$3,057.4	$14.9	$—	$5,450.5
Operating expenses	2,142.1	2,953.3	24.4	—	5,119.8

Operating income	236.1	104.1	(9.5)	—	330.7
Non-operating (charges), net	(2.0)	—	—	—	(2.0)
Interest expense, net	(12.3)	(0.8)	(0.5)	—	(13.6)

Income before income taxes	221.8	103.3	(10.0)	—	315.1
Provision for income taxes	68.9	42.8	0.4	—	112.1

Net income (loss) from continuing operations	152.9	60.5	(10.4)	—	203.0
Net loss from discontinued operations, net of tax	—	—	(1.1)	—	(1.1)
Equity earnings of subsidiaries	49.0	—	—	(49.0)	—

Net income (loss)	$201.9	$60.5	$(11.5)	$(49.0)	$201.9

For the nine months ended September 30, 2009
Revenues	$9,514.6	$6,976.9	$54.0	$—	$16,545.5
Operating expenses	8,792.2	6,612.8	46.5	—	15,451.5

Operating income	722.4	364.1	7.5	—	1,094.0
Interest expense, net	(130.8)	(5.6)	(2.2)	—	(138.6)

Income before income taxes	591.6	358.5	5.3	—	955.4
Provision for income taxes	218.2	131.0	2.6	—	351.8

Net income from continuing operations	373.4	227.5	2.7	—	603.6
Net income from discontinued operations, net of tax	—	—	0.7	—	0.7
Equity in earnings of subsidiaries	230.9	—	—	(230.9)	—

Net income (loss)	$604.3	$227.5	$3.4	$(230.9)	$604.3

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the nine months ended September 30, 2008
Revenues	$7,180.6	$9,246.6	$44.9	$—	$16,472.1
Operating expenses	6,601.2	8,881.9	47.0	—	15,530.1

Operating income (loss)	579.4	364.7	(2.1)	—	942.0
Non-operating (charges), net	(2.0)	—	—	—	(2.0)
Undistributed loss from joint venture	(0.3)	—	—	—	(0.3)
Interest expense, net	(35.3)	(8.7)	(1.3)	—	(45.3)

Income before income taxes	541.8	356.0	(3.4)	—	894.4
Provision for income taxes	193.0	125.3	2.8	—	321.1

Net income (loss) from continuing operations	348.8	230.7	(6.2)	—	573.3
Net loss from discontinued operations, net of tax	—	—	(4.0)	—	(4.0)
Equity earnings of subsidiaries	220.5	—	—	(220.5)	—

Net income (loss)	$569.3	$230.7	$(10.2)	$(220.5)	$569.3

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the nine months ended September 30, 2009
Net cash flows provided by (used in) operating activities	$790.5	$362.8	$4.1	$(230.9)	$926.5

Cash flows from investing activities:
Purchase of short-term investments	(1,198.9)	—	—	—	(1,198.9)
Purchase of property and equipment	(78.8)	(8.7)	(3.0)	—	(90.5)
Other	5.4	—	—	—	5.4

Net cash used in investing activities	(1,272.3)	(8.7)	(3.0)	—	(1,284.0)

Cash flows from financing activities:
Proceeds on long-term debt, net of discounts	2,491.6	—	—	—	2,491.6
Net proceeds from stock issuance	1,569.1	—	—	—	1,569.1
Deferred financing fees	(69.5)	—	—	—	(69.5)
Repayment of long-term debt	(240.1)	—	—	—	(240.1)
Tax benefit relating to employee stock compensation	7.7	—	—	—	7.7
Net proceeds from employee stock plans	7.1	—	—	—	7.1
Net transactions with parent	117.2	(353.6)	5.5	230.9	—

Net cash provided by (used in) financing activities	3,883.1	(353.6)	5.5	230.9	3,765.9

Effect of foreign currency translation adjustment	—	—	3.3	—	3.3

Net increase in cash and cash equivalents	3,401.3	0.5	9.9	—	3,411.7
Cash and cash equivalents at beginning of period	488.1	8.9	33.7	—	530.7

Cash and cash equivalents at end of period	$3,889.4	$9.4	$43.6	$—	$3,942.4

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the nine months ended September 30, 2008
Net cash flows provided by (used in) operating activities	$847.9	$63.4	$38.2	$(220.5)	$729.0

Cash flows from investing activities:
Purchase of property and equipment	(44.2)	(8.2)	(7.5)	—	(59.9)
Acquisition, net of cash	(246.5)	—	—	—	(246.5)
Other	(22.5)	—	—	—	(22.5)

Net cash used in investing activities	(313.2)	(8.2)	(7.5)	—	(328.9)

Cash flows from financing activities:
Repayment of long-term debt	(180.1)	—	—	—	(180.1)
Tax benefit relating to employee stock compensation	39.2	—	—	—	39.2
Treasury stock acquired	(494.4)	—	—	—	(494.4)
Net proceeds from employee stock plans	29.2	—	—	—	29.2
Net transactions with parent	(130.9)	(66.5)	(23.1)	220.5	—

Net cash (used in) provided by financing activities	(737.0)	(66.5)	(23.1)	220.5	(606.1)

Effect of foreign currency translation adjustment	—	—	(1.6)	—	(1.6)

Net (decrease) increase in cash and cash equivalents	(202.3)	(11.3)	6.0	—	(207.6)
Cash and cash equivalents at beginning of period	386.3	16.4	32.0	—	434.7

Cash and cash equivalents at end of period	$184.0	$5.1	$38.0	$—	$227.1

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
     Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors which might cause such a difference to occur include, but are not limited to:
•	uncertainties associated with our acquisitions, which include uncertainties as to the satisfaction or waiver of conditions to closing, integration risks and costs, uncertainties associated with client retention and repricing of client contracts, and uncertainties associated with the operations of acquired businesses
•	results in regulatory matters, the adoption of new legislation or regulations (including healthcare and increased costs associated with compliance with new laws and regulations), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations
•	our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements, access to capital and increases in interest rates
•	continued pressure on margins resulting from client demands for lower prices or different pricing approaches, enhanced service offerings and/or higher service levels
•	costs and uncertainties of adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices
•	the possible loss, or adverse modification of the terms, of contracts with pharmacies in our retail pharmacy network
•	the possible termination or nonrenewal of, or unfavorable modification to, contracts with key clients or providers, some of which could have a material impact on our financial results
•	our ability to maintain growth rates, or to control operating or capital costs, including the impact of declines in prescription drug utilization resulting from the current economic environment
•	competition in the Pharmacy Benefit Management (“PBM”) industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers
•	changes in industry pricing benchmarks such as average wholesale price (“AWP”) and average manufacturer price (“AMP”), which could have the effect of reducing prices and margins
•	increased compliance risk relating to our contracts with the Department of Defense (“DoD”) TRICARE Management Activity and various state governments and agencies
•	uncertainties and risks regarding the Medicare Part D prescription drug benefit, including the financial impact to us to the extent we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, implementation of regulations that adversely affect our profitability or cash flow, and increased regulatory risk
•	the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers, or changes in pricing, discount or other practices of pharmaceutical manufacturers or interruption of the supply of any pharmaceutical products
•	in connection with our specialty pharmacy business, the possible loss, or adverse modification of the terms of our contracts with a limited number of biopharmaceutical companies from whom we acquire specialty pharmaceuticals
•	the use and protection of the intellectual property, data, and tangible assets that we use in our business, the misuse of our data by others, or the infringement or alleged infringement by us of intellectual property claimed by others

•	general developments in the healthcare industry, including the impact of increases in healthcare costs, government programs to control healthcare costs, changes in drug utilization and cost patterns and introductions of new drugs
•	increase in credit risk relative to our clients due to adverse economic trends or other factors

•	other risks described from time to time in our filings with the SEC
     See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 – “Business” and Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 25, 2009, as revised and filed with the SEC on Form 8-K on June 2, 2009, and Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.
OVERVIEW
     As one of the largest full-service pharmacy benefit management companies in North America, we provide healthcare management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physicians’ offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs and company-sponsored generic patient assistance programs.
     Through our Emerging Markets (“EM”) segment, we provide services including: distribution of pharmaceuticals and medical supplies to providers and clinics, distribution of sample units to physicians and verification of practitioner licensure, fertility services to providers and patients, and healthcare account administration and implementation of consumer-directed healthcare solutions.
     Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services. Tangible product revenue generated by our PBM and EM segments represented 98.6% of revenues for both the three months and nine months ended September 30, 2009 and for the same period of 2008.
     During 2008, we established the Center for Cost-Effective Consumerism (the “Center”) which meets the challenge of enabling better health and value by applying an advanced study of behavior to how the pharmacy benefit is used, and developing innovative tools that effect positive change. The Center combines our industry-leading research capabilities with insights from a multidisciplinary advisory board of national experts in the science of human behavior and decision making. Using work done by the Center, we equip plan sponsors to achieve lowest cost drug mix (e.g., generics and lower-cost brands), maximum therapy adherence in key classes, greatest use of the most cost-effective delivery channel, uncompromising safety standards and increasing member engagement and satisfaction.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
     Our results in the first nine months of 2009 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. In the first nine months of 2009 we benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, higher generic fill rate (67.9% compared to 65.7% in the same period of 2008) and other actions which helped to reduce ingredient costs. In addition, through the research performed by the Center, as described above, we are providing our clients with additional tools designed to generate higher generic fill rates and further increase the use of our home delivery and specialty pharmacy services.

     We believe our pending acquisition of WellPoint’s NextRx PBM Business and our related proposed alliance with WellPoint is a solid strategic fit for advancing healthcare. While we expect to incur expenses of $50-60 million in the fourth quarter of 2009 prior to the closing of the acquisition, we believe our aligned business model creates significant opportunities for accelerated growth. The two organizations share a commitment to improving health outcomes and driving out waste. As healthcare costs continue to be a concern, we remain focused on initiatives that keep health benefits affordable while enhancing the healthcare value we bring to clients and patients.
     While we believe we are well positioned from a business and financial perspective, we are subject to the current adverse economic environment. These conditions could affect our business in a number of direct and indirect ways.
     We believe the positive trends in gross profit we see in the first nine months of 2009, including lower drug purchasing costs and increased generic usage, should continue to offset the negative impact of various economic and marketplace forces affecting pricing and plan structure, among other factors, and thus continue to generate improvements in our results of operations in the future.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. We changed our reportable segments to PBM and EM during the first quarter of 2009 (see Note 10). For a full description of our accounting policies, please refer to the notes to the consolidated financial statements filed with the SEC on Current Report Form 8-K on June 2, 2009.
RESULTS OF OPERATIONS
PBM OPERATING INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008(1)	2009	2008(1)

Product revenues
Network revenues(2)	$3,288.8	$3,181.3	$9,772.3	$9,759.0
Home delivery and specialty revenues	1,892.7	1,831.5	5,541.3	5,398.0
Other revenues	22.4	14.8	58.5	38.9
Service revenues	67.1	63.9	200.8	191.9

Total PBM revenues	5,271.0	5,091.5	15,572.9	15,387.8
Cost of PBM revenues(2)	4,672.8	4,583.4	13,875.2	13,945.7

PBM gross profit	598.2	508.1	1,697.7	1,442.1
PBM SG&A expenses	243.4	178.8	614.2	506.1

PBM operating income	$354.8	$329.3	$1,083.5	$936.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008(1)	2009	2008(1)

Network	95.2	91.5	284.1	285.8
Home delivery and specialty	10.3	10.6	30.4	31.6
Other	0.8	0.7	2.1	2.1

Total PBM Claims	106.3	102.8	316.6	319.5

Total adjusted PBM Claims(3)	126.3	123.4	375.8	380.6

(1)	Includes the July 22, 2008 acquisition of MSC.

(2)	Includes retail pharmacy co-payments of $708.4 million and $733.7 million for the three months ended September 30, 2009 and 2008, respectively, and $2,252.2 million and $2,445.5 million for the nine months ended September 30, 2009 and 2008, respectively.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims are typically 90 day claims.
     Product Revenues for the three months ended September 30, 2009: Network pharmacy revenues increased by $107.5 million, or 3.4%, in the three months ended September 30, 2009 over the same period of 2008. This is primarily due to higher claims volume partially offset by decreases in price. The increase in our claims volume was primarily due to new clients. Changes in price are affected by inflation and the mix of prescription drugs processed at our network pharmacies. As our generic fill rate increases, price decreases, which is offset by inflation. Our generic fill rate increased to 69.6% of total network claims in the third quarter of 2009 as compared to 67.3% in the same period of 2008.
     Home delivery and specialty revenues increased $61.2 million, or 3.3%, in the three months ended September 30, 2009 from the same period in 2008. The increase is primarily due to increases in price of our specialty products due to inflation, offset by lower home delivery claims volume from the loss of low margin clients and the impact of the higher generic fill rate. Our generic fill rate increased to 58.3% of home delivery claims in the three months ended September 30, 2009 as compared to 57.2% in the same period of 2008.
     Product Revenues for the nine months ended September 30, 2009: Network pharmacy revenues increased by $13.3 million, or 0.1%, in the nine months ended September 30, 2009 over the same period of 2008. This is primarily due to increases in price which were partially offset by lower claims volume. Changes in price are affected by inflation and the mix of prescriptions processed at network pharmacies. As our generic fill rate increases, price decreases, which is offset by inflation. Our generic fill rate increased to 69.2% of total network claims in the first nine months of 2009 as compared to 66.9% in the same period of 2008. The decrease in our claims volume was primarily due to the loss of low margin clients partially offset by new clients.
     Home delivery and specialty revenues increased $143.3 million, or 2.7%, in the nine months ended September 30, 2009 from the same period in 2008. The increase is primarily due to increases in price of our specialty products due to inflation, offset by lower home delivery claims volume from the loss of low margin clients and the impact of the higher generic fill rate. Our generic fill rate increased to 57.5% of home delivery claims in the nine months ended September 30, 2009 as compared to 56.0% in the same period of 2008.
     Cost of PBM revenues increased $89.4 million, or 2.0%, in the three months ended September 30, 2009 from the same period of 2008 due primarily to a 2.4% increase in adjusted claims volume and inflation, partially offset by better management of ingredient costs and improvements in aggregate generic fill rate. Cost of PBM revenues decreased $70.5 million, or 0.5%, in the nine months ended September 30, 2009 from the same period of 2008 primarily due to better management of ingredient costs, a 1.3% decrease in adjusted claims volume and improvements in aggregate generic fill rate, partially offset by inflation.
     Our PBM gross profit increased $90.1 million, or 17.7%, and $255.6 million, or 17.7%, for the three months and nine months ended September 30, 2009 as compared to the same periods of 2008. Better management of ingredient costs and client cost savings from the increase in the aggregate generic fill rate were partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment.

     Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended September 30, 2009 increased by $64.6 million, or 36.1%, as compared to the same period of 2008 primarily as a result of the following factors:
•	Expenses of $35.0 million relating to an accrual for the settlement of a legal matter in October 2009 (see Note 9 – Contingencies for further discussion),
•	Investments of $27.1 million to improve technological infrastructure which enhances product and services capabilities; along with other strategic initiatives,
•	Costs of $9.6 million related to the NextRx transaction,
•	Increases in employee compensation of $4.3 million due to growth and incentives tied to corporate financial results, in addition to the effect of inflation.
•	These increases were partially offset by a charge related to internally developed software in the third quarter of 2008.
     Selling, general and administrative expense (“SG&A”) for our PBM segment for the nine months ended September 30, 2009 increased by $108.1 million, or 21.4%, as compared to the same period of 2008 primarily as a result of the following factors:
•	Investments of $61.5 million to improve technological infrastructure which enhances product and services capabilities; along with other strategic initiatives,
•	Expenses of $35.0 million relating to an accrual for the settlement of a legal matter in October 2009 (see Note 9 – Contingencies for further discussion),
•	Costs of $21.3 million related to the NextRx transaction,
•	Increases in employee compensation of $19.1 million due to growth and incentives tied to corporate financial results, in addition to the effect of inflation,
•	These increases were partially offset by a $15.0 million benefit related to an insurance recovery for previously incurred litigation costs, and
•	A charge related to internally developed software in the third quarter of 2008.
     PBM operating income increased $25.5 million, or 7.7% and $147.5 million, or 15.8%, for the three months and nine months ended September 30, 2009 as compared to the same periods of 2008, based on the various factors described above.
EM OPERATING INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Product revenues	$339.5	$348.4	$943.9	$1,051.3
Service revenues	8.9	10.6	28.7	33.0

Total EM revenues	348.4	359.0	972.6	1,084.3
Cost of EM revenues	334.0	346.7	929.6	1,037.3

EM gross profit	14.4	12.3	43.0	47.0
EM SG&A expenses	10.7	10.9	32.5	41.0

EM operating income	$3.7	$1.4	$10.5	$6.0

     EM Continuing Operations. EM revenues decreased $10.6 million, or 3.0%, and $111.7 million, or 10.3%, respectively, in the three months and nine months ended September 30, 2009 over the same periods of 2008. This is primarily due to decreased revenue in our Specialty Distribution line of business due to a reduction in sales volume of a few specific drugs.

     EM cost of revenues decreased $12.7 million, or 3.7%, and $107.7 million, or 10.4%, respectively, in the three months and nine months ended September 30, 2009 over the same periods of 2008 primarily due to the reduction in sales volume discussed above and a charge to inventory in the third quarter of 2008. This resulted in an increase in gross profit of $2.1 million, or 17.1%, in the three months ended September 30, 2009 over the same period in 2008. Gross profit decreased $4.0 million, or 8.5%, in the nine months ended September 30, 2009, over the same period of 2008 primarily due to a reduction in sales volume as discussed above.
     SG&A for our EM segment decreased by $8.5 million, or 20.7%, for the nine months ended September 30, 2009 primarily due to non-recurring bad debt expense, severance charges, and site closure costs incurred by the Specialty Distribution line of business in 2008.
     EM income from continuing operations increased by $2.3 million, or 164.3%, and $4.5 million, or 75.0%, for the three months and nine months ended September 30, 2009 from the same periods of 2008, respectively, based on the factors described above.
OTHER (EXPENSE) INCOME
     Net interest expense increased $32.4 million in the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to the additional interest expense we incurred for the debt issuance (see “Liquidity and Capital Resources”), partially offset by a lower weighted average interest rate on debt outstanding under our credit facility (see Note 6 – Financing). Net interest expense increased $93.3 million in the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to fees of $56.3 million we incurred related to the termination of the bridge loan for the financing of the Next Rx acquisition, as well as additional interest expense we incurred for the debt issuance.
PROVISION FOR INCOME TAXES
     Our effective tax rate from continuing operations was 37.0% and 36.8% for the three months and nine months ended September 30, 2009, respectively, as compared to 35.6% and 35.9% for the same periods of 2008. The three months and nine months ended September 30, 2009 reflect an increase in certain state income tax rates due to enacted law changes. The three months and nine months ended September 30, 2008 include discrete tax adjustments resulting in net tax benefit of $2.7 million and $5.2 million, respectively, attributable to lapses in the applicable statutes of limitations, favorable audit resolutions, and changes in our unrecognized tax benefits.
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
     Net income (loss) from discontinued operations, net of tax, increased $1.8 million and $4.7 million for the three months and nine months ended September 30, 2009, respectively, compared to the same periods of 2008 (see Note 4).
NET INCOME AND EARNINGS PER SHARE
     Net income for the three months and nine months ended September 30, 2009 decreased $4.3 million, or 2.1%, and increased $35.0 million, or 6.1%, respectively, over the same period of 2008 due to factors discussed above.
     Additionally, basic and diluted earnings per share decreased 12.2% and 12.3%, respectively, for the three months ended September 30, 2009 over the same period of 2008 due to an increase in the number of shares outstanding as a result of the public offering in June 2009 (see Note 7) and operating results as described above. For the nine months ended September 30, 2009, basic and diluted earnings per share increased 2.2% and 2.7%, respectively, over the same period of 2008. This increase is primarily due to improved operating results, partially offset by an increase in shares outstanding as a result of the public offering in June 2009 (see Note 7).

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING
     For the nine months ended September 30, 2009, net cash provided by continuing operations increased $186.3 million to $913.4 million. The increase was primarily impacted by net cash inflows of $56.3 million related to the write-off of deferred financing fees, net inflows of $47.9 million related to an increase in accrued interest expense primarily for our Senior Notes, a $35.0 million dollar increase in accrued expenses in the third quarter of 2009 related to the settlement of a legal matter in October 2009, the $30.3 million increase in net income from continuing operations as compared to the same period of 2008 due to the factors described above, and net inflows of $12.3 million related to a decrease in inventory due to large purchases of inventory at discounted prices at the end of 2008. These net inflows were partially offset by other net cash outflows, none of which were material. Net cash provided by discontinued operations increased $11.2 million to $13.1 million for the nine months ended September 30, 2009, primarily due to the utilization of a tax benefit in the third quarter of 2009.
     Our capital expenditures for the nine months ended September 30, 2009 increased $30.6 million compared to the same period of 2008 primarily due to planned expenditures related to technology infrastructure. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
     Net cash provided by financing activities was $3,765.9 million for the nine months ended September 30, 2009 compared to net cash used of $606.1 million in the same period of 2008. On June 9, 2009, we issued Senior Notes resulting in net proceeds of $2,478.3 million which includes original issue discount of $8.4 million and financing costs of $13.3 million. In addition, on June 10, 2009, we completed a public offering of 26.45 million shares of common stock which resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. Proceeds of $1,199.5 million are invested in U.S. treasury bills with maturities over three months and are classified as short-term investment on the unaudited consolidated balance sheet. The remaining proceeds of $2,847.9 million are invested in AAA-rated money market mutual funds with weighted average maturities of less than 90 days. Most of these mutual funds invest solely in U.S. Government securities. We intend to use the net proceeds to finance a portion of the $4.675 billion purchase price for the acquisition of WellPoint’s NextRx pharmacy benefit business. Offsetting these proceeds were financing fees of $56.3 million for the committed credit facility (see Note 6).
INVESTMENTS
     As of September 30, 2009, short-term investments includes our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund. The estimated fair value of our investment in the Primary Fund was $2.9 million as of September 30, 2009. We recognized an unrealized loss of $2.0 million in the third quarter of 2008, when the net asset value of the Primary Fund decreased below $1 per share. Our investment in the Primary Fund is included in short-term investments in the unaudited consolidated balance sheet. We received cash distributions from the Primary Fund of $38.9 million during 2008, $5.5 million during the nine months ended September 30, 2009, and $1.0 million subsequent to September 30, 2009. We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy. There were no assets or liabilities classified as Level 3 prior to the third quarter of 2008.

CHANGES IN BUSINESS
     On April 9, 2009, we entered into a Stock and Interest Purchase Agreement (the “Acquisition Agreement”) with WellPoint, Inc., an Indiana corporation (“WellPoint”). The Acquisition Agreement provides that, upon the terms and subject to the conditions set forth in the Acquisition Agreement, we will purchase all of the shares and equity interests of three WellPoint subsidiaries, NextRx, Inc., NextRx Services, Inc., and NextRx, LLC (collectively, “NextRx”), that provide pharmacy benefit management services (the “PBM Business”), in exchange for total consideration of $4.675 billion. We may, in our discretion, deliver up to $1.4 billion of the purchase price in the form of common stock (valued based on average closing price over the 60 days preceding the closing of the acquisition) in lieu of cash, although we do not currently intend to do so. Additionally, the parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction which results in any goodwill generated being tax deductible over 15 years. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed. At the closing of the acquisition, we will begin integrating NextRx’s PBM clients into our existing systems and operations. We will also enter into a 10-year contract with WellPoint under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates (the “PBM Agreement”). This contract is renewable upon agreement of both parties. At the closing, we will enter into certain ancillary agreements with WellPoint. We anticipate that the transaction will close in the fourth quarter of 2009.
     On June 9, 2009 we completed a $2.5 billion underwritten public offering of senior notes resulting in net proceeds of $2,478.3 million. Additionally, on June 10, 2009, we completed a public offering of 26.45 million shares of common stock, which includes 3.45 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $61.00 per share. The sale resulted in net proceeds of $1,569.1 million. We intend to use the net proceeds from the offerings to finance a portion of the $4.675 billion purchase price of the acquisition.
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
STOCK REPURCHASE PROGRAM
     We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. There were no treasury share repurchases during the three months and nine months ended September 30, 2009. There are 21 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors. We do not intend to repurchase shares in the near future due to the pending closing of the acquisition of WellPoint’s NextRx PBM Business.
BANK CREDIT FACILITY
     At September 30, 2009, our credit facility includes $720.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility. The revolving credit facility (none of which was outstanding as of September 30, 2009) is available for general corporate purposes. During the first nine months of 2009, we made scheduled payments of $240.0 million on our Term A loan. While we cannot provide any assurances that cash flow from operations will be sufficient to make our scheduled payments, we anticipate that we will continue making scheduled payments under the terms of the credit agreement until the loan is repaid in full on or before the maturity date of October 14, 2010. We do not believe we will need to secure external sources of capital in order to meet these obligations; however, we may decide to secure external capital for operating activities or for other business needs. In the event future cash flows are insufficient to meet our scheduled payments, we believe it will be possible to amend, extend, and/or refinance the Term loans prior to their maturity.
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
     At September 30, 2009, the weighted average interest rate on the facility was 1.4%. Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At September 30, 2009, we believe we were in compliance in all material respects with all covenants associated with our credit facility.

SENIOR NOTES
     On June 9, 2009, we issued $2.5 billion of Senior Notes, including $1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012; $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014 and $500 million aggregate principal amount of 7.250% Senior Notes due 2019. The Senior Notes require interest to be paid semi-annually on June 15 and December 15. We may redeem some or all of each series of Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points with respect to any 2012 notes, 2014 notes and 2019 notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. In addition, if the Acquisition Agreement is terminated for any reason we will be required to redeem the Senior Notes at a redemption price equal to 101% of the stated principal amount, plus unpaid interest to the date of redemption. The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.
     Financing costs of $13.3 million are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the unaudited consolidated balance sheet. We intend to use the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.
COMMON STOCK
     On June 10, 2009, we completed a public offering of 26.45 million shares of common stock, which includes 3.45 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $61.00 per share. The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We intend to use the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.
OTHER MATTERS
     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This guidance applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. This guidance does not expand the use of fair value to any new circumstances. Our adoption of the guidance did not have a material impact on our consolidated financial position, results of operations or cash flows (see Note 2).
     In December 2007, the FASB revised the authoritative guidance for business combinations. The guidance changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations. Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. In April 2009, the FASB amended guidance which clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance is effective as of the start of the first quarter 2009. We will account for all business combinations in 2009 and beyond under the guidance.
     In April 2008, the FASB issued authoritative guidance which intends to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance is effective for fiscal years beginning after December 15, 2008. These provisions will be applied to future intangible assets acquired.
     In April 2009, the FASB issued (1) guidance on determining fair value when market activity has decreased, (2) guidance which addresses other-than-temporary impairments for debt securities; and (3) guidance which discusses fair value disclosures for financial instruments in interim periods. The guidance is effective for interim and annual periods ending after June 15, 2009 and the adoption did not have material impact on our financial statements (see Note 2).
     In May 2009, the FASB issued authoritative guidance which establishes standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before financial statements are issued. The guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date. This guidance is effective for interim or annual financial periods ending after June 15, 2009. We have evaluated subsequent events through October 28, 2009, the date of the financial statements issuance. Adoption of the guidance does not have an impact on financial position, results of operations, or cash flows.

     In June 2009, the FASB issued authoritative guidance which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the guidance does not have an impact on financial position, results of operations, or cash flows.
     In August 2009, the FASB issued authoritative guidance which provides clarification regarding measurement of the fair value of liabilities. This guidance is effective for the first reporting period beginning after issuance. Adoption of the guidance does not have a material impact on financial position, results of operations, or cash flows.
IMPACT OF INFLATION
     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2009, we had $439.1 million of obligations, net of cash (excluding net proceeds from debt and stock issuance), which were subject to variable rates of interest under our credit facility. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $4.4 million (pre-tax), presuming that obligations subject to variable interest rates remained constant.
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
     During the third quarter ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following developments have occurred since the filing of our last Form 10-Q.
•	Aetna, Inc., et. al. vs. Express Scripts, Inc. and CuraScript, Inc. (Case No. 2:07-CV-05541-TJS, United States District Court for the Eastern District of Pennsylvania). On December 31, 2007, a complaint was filed alleging tortious interference with certain agreements between Plaintiffs and Priority Healthcare Corporation, a wholly-owned subsidiary of CuraScript, Inc. The agreements relate to a contractual arrangement between Plaintiffs and Priority for the purpose of developing a specialty pharmacy business for Plaintiffs. The Parties have entered into a settlement which resolves this matter and a dismissal of the case was entered by the court on October 22, 2009.
•	Charles Manzione, Derivatively on Behalf of Express Scripts, Inc. v. Barrett Toan et al (Case No.4:04-CV-1608, United States District Court for the Eastern District of Missouri) (filed October 22, 2004). Plaintiff is no longer a shareholder and sought to dismiss the complaint without prejudice. Notice of this planned dismissal was given by a Form 8-K filed on June 19, 2009, and no objections were filed. The case was dismissed without prejudice and we consider it closed.
•	Amburgy v. Express Scripts, Inc. (Case No. 4:09-CV-705, United States District Court for the Eastern District of Missouri) On May 8, 2009, Amburgy filed a class action lawsuit over ESI’s reported data incident in October 2008 alleging that ESI failed to take adequate security measures to protect against theft of the information. Plaintiff claims include negligence, breach of contract, and violations of state data breach notification laws. Plaintiff seeks to certify a nationwide class of all persons whose information was compromised and seeks unspecified monetary damages and injunctive relief. ESI has filed a motion to dismiss.
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
OTHER MATTERS
     As previously disclosed, and as referenced above in the discussion of the Amburgy litigation, in October of 2008 we received a letter from an unknown person or persons attempting to extort money from the company by threatening to expose millions of member records allegedly stolen from our system. The letter included personal information of 75 members, including, in some instances, protected health information. Thereafter we became aware of a small number of our clients who also received threatening letters and which included personal information allegedly stolen from our system.

          In late August of 2009, the perpetrator communicated with a law firm about the stolen records. In this communication, the criminal provided personal data for approximately 800 thousand members. We believe they were stolen as part of the same incident.
          We continue to work with the Federal Bureau of Investigation in their investigation of the threats. We have followed state data breach notification laws in notifying affected members and states’ attorneys general. Further, we established a reward of $1 million for the person or persons who provide information resulting in the arrest and conviction of those responsible for these criminal acts.
          While we have complied with all State and Federal reporting requirements, there can be no assurance that the unauthorized access of personal information or protected health information will not result in inquiries or action being taken by Federal or State officials, or additional private litigation.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 25, 2009, as revised and filed with the SEC on Form 8-K on June 2, 2009, except as noted below:
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
          We have incurred significant costs, and expect to incur additional costs in the future, in connection with the integration process. The substantial majority of these costs are non-recurring expenses related to the acquisition, facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the PBM Business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following is a summary of our stock repurchasing activity during the three months ended September 30, 2009 (share data in millions):

			Total number of
			shares purchased	Maximum number
	Total number		as part of a	of shares
	of	Average	publicly	that may yet be
	shares	price paid	announced	purchased under
Period	purchased	per share	program	the program

7/1/2009 – 7/31/2009	—	$—	—	21.0
8/1/2009 – 8/31/2009	—	—	—	21.0
9/1/2009 – 9/30/2009	—	—	—	21.0

Third Quarter 2009 Total	—	$—	—

     We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. There were no share repurchases during the three months ended September 30, 2009. There are 21 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors. We do not intend to repurchase shares in the near future due to the pending closing of the acquisition of WellPoint’s NextRx PBM Business.
Item 6. Exhibits
     (a) See Index to Exhibits below.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC. (Registrant)
Date: October 28, 2009	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: October 28, 2009	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit
Number	Exhibit
2.1	Stock and Interest Purchase Agreement dated April 9, 2009 between the Company and WellPoint, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.

3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit No. 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the “Registration Statement”).

4.2	Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-3 filed October 17, 2000 (Registration Number 333-47572).

4.3	Amendment dated April 25, 2003 to the Stockholder and Registration Rights Agreement dated as of October 6, 2000 between the Company and New York Life Insurance Company, incorporated by reference to Exhibit No. 4.8 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2003.

4.4	Rights Agreement dated as of July 25, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001 (the “Rights Agreement”).

11.1	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[2]	XBRL Taxonomy Instance Document.

101.2[2]	XBRL Taxonomy Extension Schema Document.

101.3[2]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[2]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[2]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[2]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

2	Furnished, not filed.