Form 10-K
period 2009-12-31
EXPRESS SCRIPTS INC
filed 2010-02-24
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File Number: 0-20199
EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1420563
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

One Express Way, St. Louis, MO	63121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (314) 996-0900
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered

Common Stock $0.01 par value, including related	Nasdaq Global Select Market
Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2009, was $18,660,280,000 based on 271,422,000 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $68.75 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2010:	275,298,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
          Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2009.

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
PART I
THE COMPANY
Item 1 — Business
Industry Overview
          Prescription drugs play a significant role in healthcare today and constitute the first line of treatment for many medical conditions. As pharmaceutical research increases the potential for even more effective drugs, demand can be expected to increase. For millions of people, prescription drugs equate to the hope of improved health and quality of life. At the same time, prescription drug costs are becoming one of the most persistent challenges to health care financing. Even as pharmaceutical development opens new paths to better healthcare, we confront the possibility that high costs may limit access to these therapies.
          Employer total medical costs continue to outpace the rate of overall inflation. National health expenditures as a percentage of Gross Domestic Product are expected to increase from an estimated 17.3% in 2009 to 19.3% in 2019 according to the Centers for Medicare & Medicaid Services (“CMS”) estimates. In response to cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, we work to develop innovative strategies designed to keep medications affordable.
          Pharmacy benefit management (“PBM”) companies combine retail pharmacy claims processing, formulary management and home delivery pharmacy services to create an integrated product offering to manage the prescription drug benefit for payors. Some PBMs also offer specialty services to provide treatments for diseases that rely upon high-cost injectable, infused, oral or inhaled drugs which deliver a more effective solution than many retail pharmacies. PBMs have also broadened their service offerings to include compliance programs, outcomes research, drug therapy management programs, sophisticated data analysis and other distribution services.
Company Overview
          We are one of the largest PBMs in North America, offering a full range of services to our clients, which include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We help health benefit providers address access and affordability concerns resulting from rising drug costs while helping to improve healthcare outcomes. We manage the cost of the drug benefit by performing the following functions:
•	evaluating drugs for price, value and efficacy in order to assist clients in selecting a cost-effective formulary;

•	leveraging purchasing volume to deliver discounts to health benefit providers;

•	promoting the use of generics and low-cost brands; and

•	offering cost-effective home delivery pharmacy and specialty services which result in drug cost savings for plan sponsors and co-payment savings for members.
          We work with clients, manufacturers, pharmacists and physicians to increase efficiency in the drug distribution chain, to manage costs in the pharmacy benefit and to improve members’ health outcomes and satisfaction. In an effort to deliver a superior clinical offering which targets the reduction of waste and the improvement of health outcomes, we apply a unique behavior-centric approach to changing consumer behavior which we call Consumerology.
          Plan sponsors who are more aggressive in taking advantage of our effective tools to manage drug spend have seen actual reduction in their prescription drug trend while preserving healthcare outcomes. Greater use of generic drugs and lower-cost brand drugs has resulted in significant reductions in spending for commercially insured consumers and their employers.
          We have organized our operations into two business segments based on products and services offered: PBM and Emerging Markets (“EM”).

     Our PBM segment primarily consists of the following services:
•	retail network pharmacy management and retail drug card programs

•	home delivery services

•	specialty pharmacy services

•	patient care contact centers

•	benefit plan design and consultation

•	drug formulary management, compliance and therapy management programs

•	information reporting and analysis programs

•	rebate programs

•	electronic claims processing and drug utilization review

•	consumer health and drug information

•	bio-pharma services including reimbursement and customized logistics solutions

•	medication therapy and safety through pharmacogenomics

•	assistance programs for low-income patients
     The EM segment primarily consists of the following services:
•	distribution of pharmaceuticals and medical supplies to providers and clinics

•	distribution of fertility pharmaceuticals requiring special handling or packaging

•	distribution of sample units to physicians and verification of practitioner licensure

•	healthcare account administration and implementation of consumer-directed healthcare solutions
          Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, home delivery and specialty pharmacy services and EM services. Revenues from the delivery of prescription drugs to our members represented 98.8% of revenues in 2009, 98.7% in 2008, and 98.6% in 2007. Revenues from services, such as the fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, certain specialty distribution services, and sample fulfillment and sample accountability services, comprised the remainder of our revenues.
          Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through the five home delivery fulfillment pharmacies and eight specialty drug pharmacies we operated as of December 31, 2009. Approximately 60,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participate in one or more of our networks. The top ten retail pharmacy chains represent approximately 50% of the total number of stores in our largest network.
          In December 2009, we completed the acquisition of certain subsidiaries of WellPoint, Inc. (“WellPoint”), representing WellPoint’s NextRx PBM business, for total consideration of $4.675 billion. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders.
          We were incorporated in Missouri in September 1986, and were reincorporated in Delaware in March 1992. Our principal executive offices are located at One Express Way, Saint Louis, Missouri, 63121. Our telephone number is (314) 996-0900 and our web site is www.express-scripts.com. Information included on our web site is not part of this annual report.
Products and Services
Pharmacy Benefit Management Services
          Overview. Our PBM services involve the management of outpatient prescription drug use to foster high quality, cost-effective pharmaceutical care. We consult with our clients to assist them in selecting plan design features that balance the client’s requirements for cost control with member choice and convenience. For example, some clients receive a smaller discount on pricing in the retail pharmacy network or home delivery pharmacy in exchange for receiving all or a larger share of the pharmaceutical manufacturer rebates. Other clients receive a greater discount on pricing at the retail pharmacy network or home delivery pharmacy in exchange for a smaller share of the pharmaceutical manufacturer rebates. During 2009, 94.8% of our revenue was derived by our PBM operations, compared to 93.6% and 93.0% during 2008 and 2007, respectively.

          Retail Network Pharmacy Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, we negotiate with pharmacies to discount the price at which they will provide drugs to members. We manage national and regional networks in the United States that are responsive to client preferences related to cost containment, convenience of access for members, and network performance. We also manage networks of pharmacies that are customized for or under direct contract with specific clients. In addition, we have contracted Medicare Part D provider networks to comply with CMS access requirements for the Medicare Part D Prescription Drug Program.
          All retail pharmacies in our pharmacy networks communicate with us online and in real-time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified member and prescription information in an industry-standard format through our systems, which process the claim and send a response back to the pharmacy. The electronic processing of the claim includes, among other things, the following:
•	confirming the member’s eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage,

•	performing a concurrent drug utilization review and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage,

•	updating the member’s prescription drug claim record,

•	if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed according to its provider agreement with us,

•	informing the pharmacy of the co-payment amount to be collected from the member based upon the client’s plan design and the remaining payable amount due to the pharmacy from the plan.
          Home Delivery Services. As of December 31, 2009, we dispensed prescription drugs from our five home delivery pharmacies. In addition to the order processing that occurs at these home delivery pharmacies, we also operate three non-dispensing order processing facilities and eleven contact centers. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, research shows we are generally able to achieve a higher level of generic substitutions, therapeutic interventions and better adherence than can be achieved through the retail pharmacy networks. Our direct relationship with patients enables us to leverage the principles of Consumerology, our proprietary application of consumer marketing sciences and behavioral psychology to optimize health outcomes. As a result of these interactions, we are able to improve both patients’ healthcare decision-making and satisfaction with their prescription-drug benefit.
          Specialty Pharmacy Services. We operate specialty pharmacies in seven states. These locations provide patient care and direct specialty home delivery to our patients.
          We provide specialty distribution services, consisting of the distribution of, and creation of a database of information for, products requiring special handling or packaging, products targeted to a specific physician or patient population and products distributed to low-income patients. Our services include eligibility, fulfillment, inventory, insurance verification/authorization and payment. We also administer sample card programs for certain manufacturers.
          Patient Care Contact Centers. Although we contract with health plans and employers, the ultimate recipients of many of our services are the members and employees of these health plans and employers. We believe client satisfaction is dependent upon patient satisfaction. Domestic patients can call us toll-free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained patient care advocates and pharmacists.
          Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:
•	financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, tiered co-payments, deductibles or annual benefit maximums.

•	generic drug utilization incentives.

•	incentives or requirements to use only certain network pharmacies or to order certain maintenance drugs (e.g., therapies for diabetes, high blood pressure, etc.) only for home delivery.

•	reimbursement limitations on the amount of a drug which can be obtained in a specific period.

•	utilization management programs such as step therapy and prior authorization, that focus the use of medications according to clinically developed algorithms.
•	evidence-based, behavior-centric Consumerology programs that drive adoption of generics, better therapy adherence and greater use of home delivery.

     The client’s choice of benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and enables our clients and us to monitor the financial performance of the plan.
          Drug Formulary Management, Compliance and Therapy Management Programs. Formularies are lists of drugs to which benefit design is applied under the applicable plan. We have many years of formulary development expertise and maintain an extensive clinical pharmacy department.
          Our foremost consideration in the formulary development process is the clinical appropriateness of the particular drugs. In developing formularies, we first perform a rigorous assessment of the available evidence regarding the drug’s safety and clinical effectiveness. No new drug is added to the formulary until it is approved by our National Pharmacy & Therapeutics (“P&T”) Committee — a panel composed of nineteen independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations. We fully comply with the P&T Committee’s clinical recommendations. In making its clinical recommendation, the P&T Committee has no knowledge of information regarding the discount or rebate arrangement we might negotiate with the manufacturer. This is designed to ensure the clinical recommendation is not affected by our financial arrangements. After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost-effectiveness.
          We administer a number of different formularies for our clients. The use of formulary drugs is encouraged through various benefit design features. For example, historically, many clients selected a plan design that included an open formulary in which all drugs were covered by the plan. Today, a majority of our clients select formularies which are designed to be used with various financial or other incentives, such as three-tier co-payments, that drive the selection of formulary drugs over their non-formulary alternatives. Some clients select closed formularies, in which benefits are available only for drugs listed on the formulary. In 2009, about 79% of all claims fell into three-tier or closed categories compared to 77% for 2008 and 76% for 2007. Use of formulary drugs can be encouraged in the following ways:
•	through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-formulary drug

•	by applying the principles of Consumerology, our proprietary approach that combines proven principles of behavioral economics and consumer psychology with marketing strategies to effect positive behavior change

•	by educating members and physicians with respect to benefit design implications

•	by promoting the use of lower cost generic alternatives

•	by implementing utilization management programs such as step therapy and prior authorization, that focus the use of medications according to clinically developed algorithms
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
          Since implementing Consumerology in 2008, we have further developed and refined the methods we use to improve how members use their pharmacy benefit, stay compliant with their medications and save money for themselves and their plan sponsors. Through Consumerology we are enabling better health and value by driving positive clinical behavior. We established the Center for Cost-Effective Consumerism (“the Center”) in 2008 to utilize behavioral economics to develop new approaches that drive adoption of generics, better therapy adherence and greater use of home delivery. Through the Center, we continue to gain insight into how patients make decisions about healthcare. The interventions that have resulted from our test-and-learn process have yielded marked improvements for our clients and their members.
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

          We offer education programs to members in managing clinical outcomes and the total health care costs associated with certain conditions such as asthma, diabetes and cardiovascular disease. These programs are based on the premise that better-informed patient and physician behavior can positively influence medical outcomes and reduce overall medical costs. We identify patients who may benefit from these programs through claims data analysis or self-enrollment. Using the advanced consumer marketing sciences and behavioral psychology of Consumerology, we are able to encourage patients to engage in more health-promoting behaviors that can have sustainable, life-changing benefits.
          We offer a tiered approach to member education and wellness, ranging from information provided through our internet site, to educational mailings, to our intensive one-on-one registered nurse or pharmacist counseling. The programs include providing patient profiles directly to their physicians, as well as measurements of the clinical, personal and economic outcomes of the programs.
          Rebate Programs. We develop, manage and administer programs that allow pharmaceutical manufacturers to provide rebates and administrative fees based on utilization of their products by members of our clients’ benefit plans. The rebate portion that the client receives varies in accordance with each client contract.
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
          Electronic Claims Processing and Drug Utilization Review. Our electronic claims processing system enables us to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can alert the pharmacist to generic substitution and therapeutic intervention opportunities as well as formulary compliance issues, or administer prior authorization and step-therapy protocol programs at the time a claim is submitted for processing. Our claims processing system also creates a database of drug utilization information that can be accessed both at the time the prescription is dispensed and also on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit.
          Consumer Health and Drug Information. We maintain a public website, www.DrugDigest.org, dedicated to helping consumers make informed decisions about using medications. Much of the information on DrugDigest.org is written by pharmacists — primarily doctors of pharmacy who are also affiliated with academic institutions. We continually work to expand the interactive tools available on DrugDigest.org which provide consumers an opportunity to take an even more active role in maintaining their own health. The information on DrugDigest.org includes:
•	a drug interaction checker

•	a drug side effect comparison tool

•	tools to check for less expensive generic and alternative drugs

•	audible drug name pronunciations

•	comparisons of different drugs used to treat the same health condition

•	information on health conditions and treatments

•	instructional videos showing administration of specific drug dosage forms

•	monographs on drugs and dietary supplements

•	photographs of pills and capsules

•	interactive care pathways and health risk assessments
          Many features of DrugDigest.org are also available in the limited-access member website at www.express-scripts.com. The member website gives our clients’ members access to personalized current and, in many cases, previous drug histories. Members can use the interactive tools from DrugDigest.org to check for drug interactions and find possible side effects for all of the drugs they take.
          To facilitate communications between members and physicians, health condition information from DrugDigest.org has been compiled into “For Your Physician Visit” which is available on the member website. Using it, members complete and print appropriate checklists on conditions such as diabetes and depression. Discussing the completed checklists gives both the member and the physician a better understanding of the member’s true health status. Information on DrugDigest.org and www.express-scripts.com does not constitute part of this document.

          Bio-Pharma Services. Each year, more specialty drugs become available, and the number of patients using these drugs rises. For new biopharmaceuticals being launched, we can provide biotech manufacturers product distribution management services. Our trend management programs allow us to drive out wasteful spend in the specialty pharmacy benefit. We design strategies tailored to each product’s needs with a focus on identifying opportunities to educate the marketplace regarding drug effectiveness, proper utilization and payor acceptance.
          Patient Assistance Programs. We provide fulfillment of prescriptions to low-income patients through pharmaceutical manufacturer-sponsored and company-sponsored generic patient assistance programs. We offer centralized eligibility, enrollment and fulfillment services tailored to meet the needs of each client, product, practitioner and patient.
Emerging Markets Services
          Overview. Through our EM segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics, distribution of fertility pharmaceuticals requiring special handling or packaging, distribution of sample units to physicians, verification of practitioner licensure, healthcare account administration and implementation of consumer-directed healthcare solutions. During 2009, 5.2% of our revenue was derived from EM services, compared to 6.4% and 7.0% during 2008 and 2007, respectively.
          We operate integrated brands that service the patient through multiple paths: Payors, Providers, and Pharma. CuraScriptSD provides specialty distribution of pharmaceuticals and medical supplies direct to providers and clinics and operates a Group Purchasing Organization (“GPO”) for many of our clients. FreedomFP provides fertility services to both providers and patients. ConnectYourCare (“CYC”) provides consumer-directed healthcare solutions. HealthBridge provides outsourced distribution and verification services to pharmaceutical manufacturers.
          Payor Services. A comprehensive case management approach to manage care by fully integrating pre-certification, case management and discharge planning services for patients. We assist with eligibility review, prior authorization coordination, re-pricing, utilization management, monitoring and reporting.
          Provider Services. Through our CuraScriptSD business unit we provide distribution services primarily to office and clinic-based physicians treating chronic disease patients who regularly order high-dollar-value pharmaceuticals. We are able to provide competitive pricing on pharmaceuticals and medical supplies.
          Other Services. We also provide a range of centralized supply chain services which can include sampling programs and clinical trial assistance as well as specialized shipping and storage and customized dosing.
Segment Information
          We report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Our EM segment primarily includes the Specialty Distribution operations of CuraScript, and our FreedomFP, CYC, and HealthBridge lines of business. Information regarding our segments appears in Note 14 of the notes to our consolidated financial statements and is incorporated by reference herein.
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

          In November 2009, we implemented a new contract with the United States Department of Defense (“DoD”). While we have provided services to the DoD since 2003, this new contract combines the pharmacy network services, home delivery and specialty pharmacy under one program. The DoD’s TRICARE Pharmacy Program is the military healthcare program serving active-duty service members, National Guard and Reserve members and retirees, as well as their dependents. Under the new contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support, and other services critical to managing pharmacy trend.
          In December 2009, we completed an acquisition of WellPoint’s NextRx PBM business. Upon close of the acquisition, we began integrating NextRx’s PBM clients into our existing systems and operations. We also entered into a 10-year contract under which we will provide pharmacy benefits management services to members of the affiliated health plans of WellPoint (the “PBM agreement”).
          Our top five clients collectively represented 23.7%, 18.2%, and 18.1% of revenues during 2009, 2008 and 2007 respectively. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2009, 2008 or 2007. Due to the new long-term contracts we have entered into with WellPoint and the DoD, we expect to have a higher concentration of revenues among these clients in the future.
Medicare Prescription Drug Coverage
          The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act. Since January 1, 2006, eligible Medicare beneficiaries have been able to obtain prescription drug coverage under Part D by enrolling in a prescription drug plan (“PDP”) or a “Medicare Advantage” plan that offers prescription drug coverage (an “MA-PD”). In addition, the MMA created an opportunity for employers offering eligible prescription drug coverage for their Medicare-eligible members to receive a subsidy payment by enrolling in the Retiree Drug Subsidy (“RDS”) program. In order to claim the subsidy, the beneficiaries claimed by the employer cannot be enrolled in a PDP or MA-PD.
          Our services support clients who have elected to become a PDP or an MA-PD. In addition, we support the needs of employers who enroll in the RDS program. We provide PBM services to these clients as well as Part D functions that include managing member out of pocket costs, creation of Explanation of Benefits of the prescription data event, medication therapy management services and various reporting required by CMS.
          In 2006, we were approved by CMS to function as a Part D PDP plan sponsor, offering prescription drug coverage to Employer Group Waiver Plans, through our wholly owned subsidiary, Express Scripts Insurance Company. Beginning January 1, 2007, our PDP offered prescription drug coverage nationally and in Puerto Rico. In 2008, the requirement changed no longer requiring us to offer a plan to the individual market. Therefore in 2008, we began offering coverage only to Employer Group Waiver Plans. The Express Scripts Insurance Company is licensed by the Arizona Department of Insurance as a Disability Insurer which meets the CMS requirements of a risk-bearing entity regulated under state insurance laws or similar statutes.
Acquisitions and Joint Ventures
          On December 1, 2009, we completed the purchase of the shares and equity interests of certain subsidiaries of WellPoint that provide pharmacy benefit management services (“NextRx” or the “PBM Business”), in exchange for total consideration of $4.675 billion paid in cash, which is subject to a purchase price adjustment for working capital. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 26.45 million shares of common stock completed June 10, 2009 resulting in net proceeds of $1,569.1 million. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition (see Note 3).
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

          We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans. On July 1, 2008, the merger of RxHub and SureScripts was announced. The new organization will enable physicians to securely access health information when caring for their patients through a fast and efficient health exchange. We have retained one-sixth ownership in the merged company. Due to the decreased ownership percentage, the investment is being recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment. This change did not have a material effect on our consolidated financial statements (see Note 6).
          On October 10, 2007, we purchased CYC, a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets. The purchase price was funded through internally generated cash. The purchase agreement includes an earnout provision, payable after three years based on the performance of the business. This acquisition is reported as part of our EM segment, and did not have a material effect on our consolidated financial statements.
          We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2010 or thereafter. (see “Liquidity and Capital Resources — Acquisitions and Related Transactions”).
Company Operations
          General. As of December 31, 2009, our PBM segment operated five dispensing home delivery pharmacies, three non-dispensing order processing centers, eleven patient contact centers, and eight specialty drug pharmacies. Electronic pharmacy claims processing for our U.S. operations takes place at facilities owned by an outsourced vendor. At our Canadian facilities, we have sales and marketing, client services, pharmacy help desk, clinical, network contracting and management, and certain management information systems capabilities.
          Sales and Marketing. In the United States, our sales managers and directors market and sell PBM services, supported by a team of client-service representatives, clinical pharmacy managers, and benefit analysis consultants. This team works with clients to make prescription drug use safer and more affordable. A dedicated sales staff cross-markets EM services to our PBM clients. In addition, sales personnel dedicated to our EM segment use direct marketing to generate new customers and solidify existing customer relationships. In Canada, marketing and sales efforts are conducted by our staff based in Mississauga, Ontario and Montreal, Quebec.
          Pharma and Retail Strategy. Our Pharma and Retail Strategy group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacies must meet certain qualifications, including the requirement that all applicable, credentialing state and/or licensing requirements are being maintained. Pharmacies can contact our pharmacy help desk toll-free, 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for our clients’ members. In addition, our Pharma and Retail Strategy group audits pharmacies in the retail pharmacy networks to determine compliance with the terms of their contracts.
          Clinical Support. Our staff of highly-trained pharmacists and physicians provides clinical support for our PBM services. These health care professionals are responsible for a wide range of activities including tracking the drug pipeline; identifying emerging medication-related safety issues and notifying physicians, clients, and patients (if appropriate); providing drug information services; formulary management; development of utilization management, safety (concurrent and retrospective drug utilization review) and other clinical interventions, and/or contact physicians, pharmacists, or patients.
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
          We have a research team whose mission is to conduct timely, rigorous and objective research that supports evidence-based pharmacy benefit management. Using pharmacy and medical claims data together with member surveys, the research department conducts studies to evaluate clinical, economic and member impact of pharmacy benefits. The release of our 2008 Annual Drug Trend report in April 2009 marked our twelfth consecutive year of tracking prescription drug trends. Based on a large sample of our membership, the 2008 Annual Drug Trend report not only examines trends in pharmaceutical utilization and cost, it also investigates the factors that underlie those trends. The current 2008 Annual Drug Trend report and results of our other studies are shared at our annual Outcomes Conference. We also present at other client forums, speak at professional meetings and publish in health-related journals.

          Information Technology. Our Information Technology department supports our pharmacy claims processing systems, our specialty pharmacy systems and other management information systems essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. Claims for our PBM segment are presently processed in the United States through systems which are maintained, managed and operated domestically by an outsourced vendor. Canadian claims are processed through systems maintained and operated by IBM and managed by us. We believe we have substantial capacity for growth in our United States and Canadian claims processing facilities.
          Specialty pharmacy operations are supported by multiple pharmacy systems which are maintained, managed and operated internally. We have integrated the business to a common set of shared services and infrastructure, data processing centers, and disaster recovery.
          We leverage outsourced vendor services to provide certain disaster recovery services for systems located at our data centers. For systems not covered by third partner vendor arrangement, such as our specialty pharmacy data centers, our corporate disaster recovery organization manages internal recovery services.
Competition
          There are a number of other PBMs in the United States against which we compete. Some of these are independent PBMs, such as Catalyst RX, Medco, and MedImpact. Others are owned by managed care organizations such as Aetna Inc., CIGNA Corporation, UnitedHealthcare, and Prime Therapeutics. Some are owned by retail pharmacies, such as Caremark (owned by CVS), Rite Aid Health Solutions and Walgreens Health Initiatives. Wal-Mart Stores, Inc. may continue to engage in certain activities competitive with PBMs. We also compete against specialized providers, such as Argus and SXC Health Solutions. Some of these competitors may have greater financial, marketing and technological resources. In addition, other companies may enter into the business and become increasingly competitive as there are no meaningful barriers to entry.
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
          Medicare Part D Laws. We participate in various ways in the federal Part D created under MMA, and its implementing regulations and sub-regulatory program guidance (the “Part D Rules”) issued by the CMS. Through our licensed insurance subsidiary, Express Scripts Insurance Company (“ESIC”), we operate as a Part D PDP sponsor offering PDP coverage and services to our clients and Part D beneficiaries. We also, through our core PBM business, provide Part D related products and services to other PDP sponsors, MA-PDs and other employers and clients offering Part D benefits to Part D eligible beneficiaries.
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
          Federal Civil Monetary Penalties Law. The federal civil monetary penalty statute provides for civil monetary penalties against any person who gives something of value to a Medicare or Medicaid program beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider for Medicare or Medicaid items or services. Under this law, our wholly-owned home delivery and specialty pharmacies are restricted from offering certain items of value to influence a Medicare or Medicaid patient’s use of our home delivery or specialty services.
          Prompt Pay Laws. Under Medicare Part D and certain state laws, PBMs are required to pay retail pharmacy providers within established time periods that may be shorter than existing contracted terms, and/or via electronic transfer instead of by check. Changes that require faster payment may have a negative impact on our cash flow from operations. It is anticipated that additional states will consider prompt pay legislation and we cannot predict whether a state or state(s) will adopt such legislation or what effect it will have.
          False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, in order to obtain reimbursement. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Some federal district courts have interpreted the False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute under certain circumstances. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties. Criminal statutes that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined. Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.
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
          In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-kickback statutes discussed above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the health care statutes. Like the health care anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain. See “Item 3 — Legal Proceedings” for discussion of current proceedings involving us relating to these laws or regulations.
          On November 16, 2007, the DOL published final rules relating to the annual Form 5500 reporting obligations of employee benefit plans subject to ERISA. The rules, which apply beginning with 2009 plan years, include substantially enhanced reporting requirements for direct and indirect compensation received by plan service providers such as PBMs. If a plan administrator believes that a service provider has refused or failed to provide required information, the plan administrator must report the refusal or failure and identify the service provider to the DOL. In the event this disclosure is provided to the DOL, it has indicated that it is likely to audit the reported service provider. The new service provider reporting obligations were intended primarily for pension plans, their application to PBMs and other welfare plan service providers is unclear.

          State Fiduciary Legislation. Statutes have been introduced in several states that purport to declare that a PBM is a fiduciary with respect to its clients. We believe that the fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date only two jurisdictions — Maine and the District of Columbia — have enacted such a statute. Our trade association, Pharmaceutical Care Management Association (“PCMA”), filed suit in federal courts in Maine and the District of Columbia alleging, among other things, that the statute is preempted by ERISA with respect to welfare plans that are subject to ERISA. In the Maine case the United States District Court upheld the statute. That decision was affirmed by the United States Court of Appeals for the First Circuit. In the District of Columbia case, the court granted in part PCMA’s motion for summary judgment finding that the District of Columbia law was preempted by ERISA. This decision is currently on appeal to the United States Court of Appeals for the D.C. Circuit. Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows.
          Consumer Protection Laws. Most states have consumer protection laws that previously have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. Such statutes have also been cited as the basis for claims against PBMs either in civil litigation or pursuant to investigations by state Attorneys General. See “Item 3 — Legal Proceedings” for discussion of current proceedings relating to these laws or regulations.
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
          Legislation regulating PBM activities in a comprehensive manner has been and continues to be considered in a number of states. In the past, certain organizations, such as the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, have considered proposals to regulate PBMs and/or certain PBM activities, such as formulary development and utilization management. While the actions of the NAIC would not have the force of law, they may influence states to adopt model legislation that such organizations promulgate. Certain states have adopted PBM registration and/or disclosure laws and the Company has registered under such laws and will comply with applicable disclosure requirements. In addition to registration laws, some states have adopted legislation mandating disclosure of various aspects of our financial practices, including those concerning pharmaceutical company revenue, as well as prescribing processes for prescription switching programs, and client and provider audit terms. Other states are considering similar legislation, and as more states consider these bills it will be difficult to manage the distinct requirements of each.

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
          In addition, federal and state agencies and enforcement officials are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program. AWP is a standard pricing benchmark (calculated by a third-party such as First Data Bank or Medispan) used throughout the industry, including us, as a basis for calculating drug prices under our contracts with health plans and pharmacies. Changes to the AWP standard could alter the calculation of drug prices for federal programs. First Data Bank and Medispan were defendants in a class action suit in Federal Court in Boston alleging a conspiracy in the setting of AWP. The parties entered into a settlement agreement which received final approval by the judge in the case and a roll-back of AWP prices went into effect on September 26, 2009. The settlement agreement includes an agreement to potentially cease publishing AWP two years after the settlement is final. We are unable to predict whether any such changes will actually occur, and if so, if such changes would have a material adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.
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
          Regulation of Financial Risk Plans. Fee-for-service prescription drug plans generally are not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the PBM. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases, including as applicable to our Medicare Part D subsidiary, ESIC, include insurance laws, HMO laws or limited prepaid health service plan laws.
          Pharmacy Regulation. Our home delivery and specialty pharmacies are licensed to do business as a pharmacy in the state in which they are located. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the pharmacy to follow the laws of the state in which the home delivery service is located, although certain states require that we also comply with certain laws in that state. We believe we have registered each of our pharmacies in every state in which such registration is required and that we comply in all material respects with all required laws and regulations. In addition, our pharmacists and nurses are licensed in those states where we believe their activity requires it. Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under Medicare Part D, and as a condition to becoming a participating provider under Medicare Part D, the pharmacies are required to adhere to certain requirements applicable to the Part D Medicare program.
          Other statutes and regulations affect our home delivery operations, including the federal and state anti-kickback laws and the federal civil monetary penalty law described above. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide clients with refunds when appropriate. The United States Postal Service has statutory authority to restrict the delivery of drugs and medicines through the mail to a degree that could have an adverse effect on our home delivery operations.

          HIPAA and Other Privacy Legislation. Most of our activities involve the receipt or use of confidential medical information concerning individuals. In addition, we use aggregated and anonymized data for research and analysis purposes and in some cases provide access to such data to pharmaceutical manufacturers and third party data aggregators. Various federal and state laws, including HIPAA, regulate and restrict the use, disclosure and security of confidential medical information and new legislation is proposed from time to time in various states.
          The Department of Health and Human Services privacy and security regulations included as part of HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The security regulations relate to the security of protected health information when it is maintained or transmitted electronically. Other HIPAA requirements relate to electronic transaction standards and code sets for processing of pharmacy claims. We are required to comply with certain aspects of the privacy, security and transaction standard regulations under HIPAA. As part of the American Recovery and Reinvestment Act signed into law on February 17, 2009, Congress adopted the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HITECH significantly broadens many of the existing federal and security requirements under HIPAA, and introduces more vigorous enforcement provisions and penalties for HIPAA violations. Like many of companies subject to HIPAA, the new HITECH standards may have significant operational and legal consequences for our business.
          We believe that we are in compliance in all material respects with HIPAA and other state privacy laws, to the extent they apply to us. To date, no patient privacy laws have been adopted that materially impact our ability to provide services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.
          In October of 2008, we received a letter from an unknown person or persons trying to extort money from the company by threatening to expose millions of member records allegedly stolen from our system. The letter included personal information of 75 members, including, in some instances, protected health information. Thereafter we became aware of a small number of our clients who also received threatening letters which included personal information allegedly stolen from our system. In late August of 2009, the perpetrator communicated with a law firm about the stolen records. In this communication, the criminal provided personal data for approximately 800,000 members. We believe they were stolen as part of the same incident. We continue to work with the Federal Bureau of Investigation in its investigation of the threats. We have followed state data breach notification laws in notifying affected members and states’ attorneys general. Further, we established a reward of $1 million for the person or persons who provide information resulting in the arrest and conviction of those responsible for these criminal acts. While we have complied with all State and Federal reporting requirements, there can be no assurance that the unauthorized access of personal information or protected health information will not result in inquiries or action being taken by Federal or State officials, or additional private litigation.
          EM Services. Many of the laws and regulations cited above with respect to our PBM activities also apply with respect to our various EM services. Of particular relevance are the federal and state anti-kickback laws, state pharmacy regulations and HIPAA, which are described above. In addition, as a condition to conducting our wholesale business, we must maintain various permits and licenses with the appropriate state and federal agencies, and we are subject to various wholesale distributor laws that regulate the conduct of wholesale distributors, including, but not limited to, maintaining pedigree papers in certain instances. Finally, one of our lines of services, PMG, conducts certain activities, including the distribution of drug samples, that are subject to the requirements of the federal Prescription Drug Marketing Act and many of the other federal and state laws and regulations discussed above.
Service Marks and Trademarks
          We, and our subsidiaries, have registered certain service marks including “EXPRESS SCRIPTS®”, “CURASCRIPT®” and “CONNECTYOURCARE®” with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filings, and other legal requirements relating to the usage and renewal of service marks.
Insurance
          Our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, our EM operations, including the distribution of specialty drugs, and the services rendered in connection with our disease management operations, may subject us to litigation and liability for damages. Commercial insurance coverage is difficult to obtain and cost prohibitive, particularly for certain types of claims. As such, we may maintain significant self-insured retentions when deemed most appropriate and cost effective. We have established certain self-insurance reserves to cover potential claims. There can be no assurance we will be able to maintain our general, professional, or managed care errors and omissions liability insurance coverage in the future or that such insurance coverage, together with our self-insurance reserves, will be adequate to cover potential future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Employees
          As of December 31, 2009 and 2008, we employed approximately 14,270 and 10,820 employees, respectively, which includes approximately 250 and 240 employees in Canada, respectively. Approximately 1,273 of the United States employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility; members of the United Auto Workers Union at our Farmington Hills, Michigan facility; members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania facility; and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility.
Executive Officers of the Registrant
          Our executive officers and their ages as of February 1, 2010 are as follows:

Name	Age	Position
George Paz	54	Chairman, President, and Chief Executive Officer

Jeffrey Hall	43	Executive Vice President and Chief Financial Officer

Keith Ebling	41	Executive Vice President, General Counsel and Secretary

Michael Holmes	51	Executive Vice President, Strategy, Human Capital and Emerging Markets

Edward Ignaczak	44	Executive Vice President, Sales and Marketing

Patrick McNamee	50	Executive Vice President, Operations and Technology

Agnes Rey-Giraud	45	President, International Operations

Kelley Elliott	37	Vice President, Chief Accounting Officer and Controller
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
          Mr. Hall was named Executive Vice President, Chief Financial Officer in April 2008. Prior to joining us, Mr. Hall worked for KLA-Tencor, a leading supplier of process control and yield management solutions. Mr. Hall joined KLA-Tencor in January 2000, serving in various positions including Senior Vice President and Chief Financial Officer.
          Mr. Ebling was named Executive Vice President, General Counsel and Secretary in December 2008. Prior to being named Executive Vice President, Mr. Ebling served as Vice President of Business Development from October 2007 to December 2008. Mr. Ebling served as Vice President and General Counsel of our CuraScript subsidiary from January 2005 to October 2007.
          Mr. Holmes was named Executive Vice President, Strategy, Human Capital, and Emerging Markets in November 2008. He was previously named Executive Vice President and Chief Administrative Officer in November 2007. He was elected Senior Vice President and Chief Human Resources Officer in December 2005. Prior to joining us, Mr. Holmes worked for Edward D. Jones & Co., L.P., a financial services company, as Principal from October 1996 through December 2004. Mr. Holmes announced in January 2010 he plans to leave the company. He will remain with the company for the near future while his successor is identified.
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
          Ms. Rey-Giraud was named President, International Operations in November 2008. She previously was named Executive Vice President, Trade Relations & Developing Markets in November 2007. She was elected Senior Vice President — Strategy and Business Development in January 2006. Ms. Rey-Giraud served as Senior Vice President of Product Management between December 2003 and January 2006.
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
          Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors which might cause such a difference to occur include, but are not limited to:
•
uncertainties associated with our acquisitions, which include integration risks and costs, uncertainties associated with client retention and repricing of client contracts, and uncertainties associated with the operations of acquired businesses

•
results in regulatory matters, the adoption of new legislation or regulations (including new healthcare reform proposals and increased costs associated with compliance with new laws and regulations), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

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

•	changes and other uncertainties related to industry pricing benchmarks, which could have the effect of reducing prices and margins, or which could otherwise create turbulence within the industry

•	changes in industry pricing benchmarks such as average wholesale price (“AWP”) and average manufacturer price (“AMP”), which could have the effect of reducing prices and margins

•	increased compliance risk relating to our contracts with the Department of Defense (“DoD”) TRICARE Management Activity and various state governments and agencies

•
uncertainties and risks regarding the Medicare Part D prescription drug benefit, including the financial impact to us to the extent we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, implementation of regulations that adversely affect our profitability or cash flow, and increased regulatory risk

•
the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers or distributors, or changes in pricing, discount or other practices of pharmaceutical manufacturers or interruption of the supply of any pharmaceutical products

•
in connection with our specialty pharmacy business, the possible loss, or adverse modification of the terms of our contracts with a limited number of biopharmaceutical companies from whom we acquire specialty pharmaceuticals

•
the use and protection of the intellectual property, data, and tangible assets that we use in our business, the misuse of our data by others, or infringement or alleged infringement by us of intellectual property claimed by others

•
general developments in the health care industry, including the impact of increases in health care costs, government programs to control health care costs, changes in drug utilization and cost patterns and introductions of new drugs

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
State and Federal regulations could restrict our ability to conduct business.
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
          The State of Maine and the District of Columbia each have enacted statutes that purport to declare that a PBM is a fiduciary with respect to its clients. Our trade association, PCMA, filed suit in Federal District Courts in Maine and the District of Columbia alleging, among other things, that these statutes are preempted by ERISA with respect to welfare plans that are subject to ERISA. The Federal District Court in Maine ruled the statute valid, and the First Circuit Court of Appeals affirmed. The PCMA received a favorable ruling in the case, challenging the D.C. statute; however, this matter is currently on appeal. Other states are considering but have not yet enacted similar fiduciary statutes, and we cannot predict what effect, if any, these and similar statutes may have on our business and financial results.
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
          Our subsidiary ESIC offers a prescription drug plan (“PDP”) in connection with the Medicare Part D program for purposes of making employer/union-only group waiver plans (known as “EGWP” plans) available for applicable clients. As a licensed insurer organized and licensed under the laws of the State of Arizona, ESIC is subject to federal and state laws regulating the business of insurance in all jurisdictions in which ESIC offers its PDP. As a PDP sponsor, ESIC is subject to compliance with all federal laws and regulations applicable to such sponsors as a result of the MMA and the regulations promulgated in connection with implementation of the Medicare Part D drug benefit. While many state insurance laws and regulations are well-established, CMS continues to provide guidance and promulgate new regulations in an attempt to assist PDPs and state regulators to determine the appropriate applicability of state insurance laws in the context of the federal Part D drug benefit provided through an EGWP plan. Uncertainty as to the applicability of federal and state laws to ESIC’s operations could have an impact on our ability to successfully offer products and services under the Part D drug benefit and our ability to comply with applicable laws in doing so.
Our indebtedness following the completion of the NextRx acquisition financing is substantial and will effectively reduce the amount of funds available for other business purposes.
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
 We may incur significant transaction and acquisition-related costs in connection with the NextRx acquisition.
          We have incurred significant costs, and expect to incur additional costs in the future, in connection with the integration process of the NextRx acquisition. The substantial majority of these costs are non-recurring expenses related to this acquisition, facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees as well as transaction fees and costs related to executing integration plans. Additional unanticipated costs may be incurred in the integration of the PBM Business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
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
We are dependent on WellPoint for certain transitional services pursuant to a transition services agreement. The failure of WellPoint to perform its obligations under the transition services agreement could adversely affect our business, financial results and financial condition.
          Our ability to effectively monitor and control the operations of the PBM Business that we acquired depends to a large extent on the proper functioning of our information technology and business support systems. We are currently dependent upon WellPoint to continue to provide certain information technology services, human resources services, existing procurement vendor services, finance services, real estate services and print mail services for a period of time to facilitate the transition of the PBM Business. The terms of these arrangements are governed by a transition services agreement entered into as of the closing of the acquisition. If WellPoint fails to perform its obligations under the transition services agreement, we may not be able to perform such services ourselves or obtain such services from third parties at all or on terms favorable to us. In addition, upon termination of the transition services agreement, if we are unable to develop the systems, resources and controls necessary to allow us to provide the services currently being provided by WellPoint or to obtain such services from third parties, it could adversely affect our business, financial results and financial condition.
Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.
          We are subject to risks relating to litigation, regulatory proceedings, and other similar actions in connection with our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, and the services rendered in connection with our disease management and our pharmaceutical services operations. A list of a number of the more significant proceedings pending against us is included under “Item 3—Legal Proceedings.” These proceedings generally seek unspecified monetary damages and injunctive relief on behalf of a class of plaintiffs that are either clients or individual members of health plans. While we believe these suits and proceedings are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits or proceedings would not have a material adverse effect on our business and financial results, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome.
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
If we lose our relationship with one or more key pharmacy providers, or our relationship is modified in an unfavorable manner, our business could be impaired.
          Approximately 60,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participate in one or more of our networks. However, the top ten retail pharmacy chains represent approximately 50% of the total number of stores in our largest network, and these pharmacy chains represent even higher concentrations in certain areas of the United States. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice by either party. If one or more of the top pharmacy chains elects to terminate its relationship with us, or attempts to renegotiate the terms of the relationship in a manner that is unfavorable to us, our members’ access to retail pharmacies and our business could be materially adversely affected. The continued growth of PBMs owned by the top pharmacy chains, or the acquisition of significant PBM operations by such chains, could increase the likelihood of our relationships with such pharmacy chains being adversely affected.
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
          In a highly competitive marketplace such as the PBM industry, a competitors’ service offering and reputation within the industry can have a substantial impact on its ability to attract and retain clients. As a result, the reputational impact of a service-related event which is perceived as negative within the marketplace could materially adversely affect our business and financial results.
          We believe the managed care industry is undergoing substantial consolidation. If another party that is not our client acquired some of our managed care or other clients, the likelihood such client would renew its contract with us, as opposed to one of our competitors, could be reduced.
 Changes in industry pricing benchmarks could materially impact our financial performance.
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
          Due to these and other uncertainties, we can give no assurance that the short or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods. Our various projections, including earnings guidance for 2010, contemplate what we have estimated to be the most probable impact resulting from the short or long-term impact of changes to industry pricing benchmarks. Actual results may be materially less favorable or materially more favorable than those estimated in formulating such projections.

 Medicare Part D may adversely impact our business.
          In connection with the enactment of the MMA, CMS promulgated a substantial volume of new regulations implementing the federal government’s Voluntary Prescription Drug Benefit Program, known as Medicare “Part D.” The Office of Inspector General has also proposed new safe harbors and other regulations pursuant to the MMA. Both of these federal regulatory agencies continue to issue guidance with regard to the Part D program and compliance with related federal laws and regulations by Part D sponsors and their subcontractors. The receipt of federal funds made available through this program by us, our affiliates, or clients may be subject to compliance with these new regulations as well as the established laws and regulations governing the federal government’s payment for health care goods and services, including the Anti-Kickback Laws, and the False Claims Act. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance that these risks will not be material to our business in future periods.
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
If we lose relationships with one or more key pharmaceutical manufacturers or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected.
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
Efforts to reduce health care costs and alter health care financing practices could adversely affect our business.
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

Item 2 — Properties
          We operate our United States and Canadian PBM and EM segments out of leased and owned facilities throughout the United States and Canada. The Company’s main facilities from continuing operations are detailed in the table below.

PBM Facilities	EM Facilities

St. Louis, Missouri (HQ, plus two facilities)	Lake Mary, Florida (two facilities)
Maryland Heights, Missouri (five facilities)	Lincoln Park, New Jersey (two facilities)
Tempe, Arizona (two facilities)	Montville, New Jersey
Bloomington, Minnesota (two facilities)	Grove City, Ohio
Bensalem, Pennsylvania (two facilities)	Byfield, Massachusetts
Troy, New York	Louisville, Kentucky
Albuquerque, New Mexico	Hunt Valley, Maryland
Orlando, Florida (two facilities)
Farmington Hills, Michigan
Montreal, Quebec
Mississauga, Ontario
Parsippany, New Jersey
Swatara, Pennsylvania
St. Marys, Georgia
Pueblo, Colorado
Brewster, New York
Oldsmar, Florida
New Castle, Delaware
Indianapolis, Indiana
Mason, Ohio (two facilities)
Plano, Texas
Ft. Worth, Texas
West Hills, California
          Our St. Louis, Missouri facility houses our corporate headquarters offices. We believe our facilities generally have been well maintained and are in good operating condition. As of January 1, 2010, our existing facilities from continuing operations comprise approximately 2.8 million square feet in the aggregate.
          We signed a lease agreement during 2009 for a new state of the art pharmacy fulfillment facility. We expect to take possession of this new facility during the second quarter of 2010. The annual lease commitments for this facility are approximately $1.5 million and the term of the lease is ten years.

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
These matters are:
•	Multi-District Litigation — The Judicial Panel on Multi-District Litigation on April 29, 2005 transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings including the following: Minshew v. Express Scripts (Case No.Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri) (filed December 12, 2001); Lynch v. National Prescription Administrators, et al. (Case No. 03 CV 1303, United States District Court for the Southern District of New York) (filed February 26, 2003); Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri) (filed October 23, 2003); Wagner et al. v. Express Scripts (Case No.04cv01018 (WHP), United States District Court for the Southern District of New York) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (Case No.04-CV-0626 (FIS) (RFT), United States District Court for the Southern District of New York) (filed April 27, 2004); Correction Officers’ Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (Case No.04-Civ-7098 (WHP), United States District Court for the Southern District of New York) (filed August 5, 2004); United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al. (Case No.04-CV-7472, United States District Court for the Southern District of New York) (filed September 21, 2004); Central Laborers’ Welfare Fund, et al v. Express Scripts, Inc., et al (Case No.B04-1002240, United States District Court for the Southern District of Illinois) (filed September 27, 2004); New England Health Care Employees Welfare Fund (Brown) v. Express Scripts, Inc. (Case No.4:05-cv-1081, United States District Court for the Eastern District of Missouri) (filed October 28, 2004); Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Case No.B05-1004036, United States District Court for the Eastern District of Missouri) (filed May 27, 2005); and Brynien, et al. v. Express Scripts, Inc. and ESI Mail Services, Inc. (Case No. 1:08-cv-323 (GLS/DRH), United States District Court for the Northern District of New York) (filed February 18, 2008) was transferred in 2008. The plaintiffs assert that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, constitute violations of various legal obligations including fiduciary duties under the Federal Employee Retirement Income Security Act (ERISA), common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices. The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries. The various complaints seek money damages and injunctive relief. On July 30, 2008, the plaintiffs’ motion for class certification of certain of the ERISA plans for which we were the PBM was denied by the Court in its entirety. Additionally, the Company’s motion for partial summary judgment in the Minshew and Brown cases on the issue of our ERISA fiduciary status was granted in part. The Court found that the Company was not an ERISA fiduciary with respect to MAC (generic drug) pricing, selecting the source for AWP (Average Wholesale Price) pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share. The Court, in partially granting plaintiffs’ motion for summary judgment, found that the Company was an ERISA fiduciary only with respect to the calculation of certain amounts due to clients under a therapeutic substitution program that is no longer in effect. On December 18, 2009, ESI filed a motion for partial summary judgment on the remaining ERISA claims and breach of contract claims on the cases brought against ESI on behalf of ERISA plans. We are awaiting the Court’s decision on this motion. On February 16, 2010, in accordance with the Schedule under the case management order, Plaintiffs in the Correction Officers and Lynch matters filed a motion for summary judgment alleging that National Prescription Administrators (NPA) was a fiduciary to the Plaintiffs and breached its fiduciary duty. Plaintiffs also filed a class certification motion on behalf of self-funded non-ERISA plans residing in New York, New Jersey, and Pennsylvania for which NPA was PBM and which used the NPASelect Formulary from January 1, 1996 through April 13, 2002.

•	Jerry Beeman, et al. v. Caremark, et al. (Case No.021327, United States District Court for the Central District of California). On December 12, 2002, a complaint was filed against ESI and NextRX LLC f/k/a Anthem Prescription Management LLC and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a

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

•	North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama) (filed October 1, 2003). This case purports to be a class action against us on behalf of independent pharmacies within the United States. The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq. The suit seeks unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification was granted on March 3, 2006. A motion filed by the plaintiffs in an antitrust matter against Medco and Merck in the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation requesting transfer of this case and others to the Eastern District of Pennsylvania for MDL treatment was granted on August 24, 2006. We filed a motion to decertify the class on January 16, 2007, and it has been fully briefed and argued. We are awaiting the Court’s decision on such motion.

•	In re Express Scripts Securities Litigation (Case No.4:04-CV-1009, United States District Court for the Eastern District of Missouri). On September 13, 2005, plaintiffs filed an amended complaint. The complaint alleges that Express Scripts and certain of our officers violated federal securities law. The complaint alleges that we failed to disclose certain alleged improper business practices and issued false and misleading financial statements and that certain officers violated insider trading laws. The complaint is brought on behalf of purchasers of our stock during the period October 29, 2003 to August 3, 2004. The complaint requests unspecified compensatory damages, equitable relief and attorney’s fees. Defendants filed a motion to dismiss on October 28, 2005 and supplemental briefing was completed in January 2009. We are awaiting the Court’s decision on such motion.

•	Gary Miller Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Case No.042-08632, Missouri Circuit Court, City of St. Louis) (filed October 22, 2004). Judith Deserio, Derivatively on behalf of Nominal Defendant, Express Scripts, Inc. v. Stuart L. Bascomb, et al (filed December 22, 2004) was consolidated with Miller. Plaintiffs have filed shareholder derivative lawsuits against certain of our current and former directors and officers. The cases make various allegations including that the defendants caused us to issue false and misleading statements, insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Plaintiffs demand unspecified compensatory damages, equitable relief and attorney’s fees. Cases are stayed pending the ruling on the motion to dismiss in In re Express Scripts Securities Litigation.

•	Pearson’s Pharmacy, Inc. and Cam Enterprises, Inc. d/b/a Altadena Pharmacy v. Express Scripts, Inc. (Case No. 3:06-CV-00073-WKW, United States District Court for the Middle District of Alabama) (filed January 26, 2006). On February 15, 2006, an amended complaint alleging a class action on behalf of all pharmacies reimbursed based upon average wholesale price (“AWP”) was filed. The complaint alleges that we fail to properly reimburse pharmacies for filling prescriptions. Plaintiffs seek unspecified monetary damages and injunctive relief. On March 31, 2006 we filed a motion to dismiss the complaint. On June 7, 2007, the court dismissed the claims for fraudulent misrepresentation, fraudulent suppression and unjust enrichment, leaving only a breach of contract claim. On June 19, 2009, Express Scripts filed a motion for summary judgment on the remaining claims. On October 29, 2009, the court granted summary judgment in Express Scripts’ favor, disposing of all claims. Plaintiffs filed a notice of appeal on November 17, 2009.

•	Inola Drug, Inc. v. Express Scripts, Inc. (Case No. 06-CV-117-TCK-SAJ, United States District Court for the Northern District of Oklahoma). On February 22, 2006, a class action lawsuit was filed alleging that our reimbursement to pharmacies violates the Oklahoma Third Party Prescriptions Act. The complaint also alleges that we failed to properly reimburse pharmacies for filling prescriptions based on AWP. The proposed class includes all pharmacies in the United States who contract with us and the proposed subclass includes all pharmacies in Oklahoma who contract with us. On March 25, 2009, the court granted our motion for partial summary judgment and dismissed the breach of contract claim and any claim for injunctive relief based upon the contract claim. Additionally, the court denied plaintiff’s motion for class certification. On April 8, 2009, plaintiff filed a motion to alter or amend the order on summary judgment and class certification, which was denied. Plaintiff voluntarily dismissed the remaining claims and on May 21, 2009, the court entered a final judgment. On June 19, 2009, Plaintiff filed a notice of appeal.

•	Amburgy v. Express Scripts, Inc. (Case No. 4:09-CV-705, United States District Court for the Eastern District of Missouri) On May 8, 2009, Amburgy filed a class action lawsuit over ESI’s reported data incident in October 2008 alleging that ESI failed to take adequate security measures to protect against theft of the information. Plaintiff’s claims include negligence, breach of contract, and violations of state data breach notification laws. Plaintiff sought to certify a nationwide class of all persons whose information was compromised and sought unspecified monetary damages and injunctive relief. ESI’s motion to dismiss was granted on November 23, 2009, plaintiff’s time to appeal has lapsed, and we consider this case closed.

•	Irwin v. WellPoint Health Networks, et. al. (Judicial Arbitration and Mediation Services). On March 25, 2003, Plaintiff filed a complaint in California state court against WellPoint Health Networks and certain related entities, including one of the acquired NextRX subsidiaries (collectively “WellPoint”), Express Scripts, and other PBMs alleging his right to sue under California’s Unfair Competition Law (UCL). This case purported to be a class action against the PBM defendants on behalf of self-funded, non-ERISA health plans; and individuals with no prescription drug benefits that have purchased drugs at retail rates. On May 6, 2004, WellPoint invoked an arbitration clause and the case against WellPoint was stayed and sent to arbitration. On February 24, 2006, Plaintiff served an arbitration demand against WellPoint alleging that numerous WellPoint business practices violated the UCL and making claims on behalf of California residents who paid taxes, California residents who were beneficiaries of non-ERISA health plans, and California residents who obtained prescription benefits from non-ERISA health plans. WellPoint filed its response to the arbitration demand, but nothing further has occurred in the last two years. Plaintiff filed a motion to dismiss the original court action against ESI on September 18, 2008, so ESI is no longer a party to this suit.
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
Item 4 — Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of 2009.

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

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
Common Stock
First Quarter	$59.63	$42.75	$79.10	$56.00
Second Quarter	69.41	45.06	74.29	60.65
Third Quarter	79.82	63.60	77.97	61.50
Fourth Quarter	89.88	75.00	76.50	48.37
          Holders. As of December 31, 2009, there were 328 stockholders of record of our common stock. We estimate there are approximately 246,808 beneficial owners of our common stock.
          Dividends. The Board of Directors has not declared any cash dividends on our common stock since the initial public offering. The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future. The terms of our existing credit facility contain certain restrictions on our ability to declare or pay cash dividends, as discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Bank Credit Facility”.
Recent Sales of Unregistered Securities
          None.

Issuer Purchases of Equity Securities
          The following is a summary of our stock repurchasing activity during the three months ended December 31, 2009 (share data in millions):

			Total number of
			shares purchased	Maximum number
	Total		as part of a	of shares
	number of	Average	publicly	that may yet be
	shares	price paid	announced	purchased under
Period	purchased	per share	program	the program

10/1/2009 — 10/31/2009	—	$—	—	21.0
11/1/2009 — 11/30/2009	—	—	—	21.0
12/1/2009 — 12/31/2009	—	—	—	21.0

Fourth quarter 2009 total	—	$—	—

          We have a stock repurchase program, originally announced on October 25, 1996. On July 22, 2008, our Board of Directors authorized total increases in the program of 15.0 million shares. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During 2009, we did not repurchase any treasury shares. There are 21.0 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6 — Selected Financial Data
          The following selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions, except per share data)	2009(1)	2008(2)	2007(3)	2006	2005(4)

Statement of Operations Data (for the Year Ended December 31):

Revenues (5)	$24,748.9	$21,978.0	$21,824.0	$21,562.6	$21,879.1
Cost of revenues(5)	22,318.5	19,937.1	20,065.2	20,093.7	20,693.3

Gross profit	2,430.4	2,040.9	1,758.8	1,468.9	1,185.8
Selling, general and administrative	932.0	760.4	698.0	643.1	543.5

Operating income	1,498.4	1,280.5	1,060.8	825.8	642.3
Other expense, net	(189.1)	(66.9)	(116.1)	(83.6)	(28.4)

Income before income taxes	1,309.3	1,213.6	944.7	742.2	613.9
Provision for income taxes	482.8	434.0	344.2	266.8	214.3

Net income from continuing operations	826.5	779.6	600.5	475.4	399.6
Net (loss) income from discontinued operations, net of tax(6)	1.1	(3.5)	(32.7)	(1.0)	0.5

Net income	$827.6	$776.1	$567.8	$474.4	$400.1

Weighted average shares outstanding:(7)
Basic:	263.5	248.9	260.4	279.6	293.6
Diluted:	266.1	251.8	264.0	284.0	299.0

Basic earnings (loss) per share:(7)
Continuing operations	$3.14	$3.13	$2.31	$1.70	$1.36
Discontinued operations(6)	—	(0.01)	(0.13)	—	—
Net earnings	3.14	3.12	2.18	1.70	1.36

Diluted earnings (loss) per share:(7)
Continuing operations	$3.11	$3.10	$2.27	$1.67	$1.34
Discontinued operations(6)	—	(0.01)	(0.12)	—	—
Net earnings	3.11	3.08	2.15	1.67	1.34

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$1,070.4	$530.7	$434.7	$131.0	$477.9
Working capital	(1,313.3)	(677.9)	(507.2)	(657.3)	(137.8)
Total assets	11,931.2	5,509.2	5,256.4	5,108.1	5,493.5
Debt:
Short-term debt	1,340.1	420.0	260.1	180.1	110.0
Long-term debt	2,492.5	1,340.3	1,760.3	1,270.4	1,400.5
Stockholders’ equity	3,551.8	1,078.2	696.4	1,124.9	1,464.8

Network pharmacy claims processed(8)	404.3	379.6	379.9	390.3	437.3
Home delivery and specialty pharmacy prescriptions filled	41.8	41.9	41.9	42.2	41.0
Other prescriptions filled(9)	3.2	3.2	3.6	4.7	4.6

Cash flows provided by operating activities— continuing operations	$1,757.6	$1,095.6	$848.1	$673.5	$795.8
Cash flows used in investing activities— continuing operations	(4,822.4)	(320.6)	(55.8)	(100.8)	(1,367.5)
Cash flows provided by (used in) financing activities—continuing operations	3,587.0	(680.4)	(469.7)	(904.7)	887.0
EBITDA from continuing operations(10)	1,608.3	1,378.2	1,158.3	925.6	726.6

(1)	Includes the acquisition of NextRx effective December 1, 2009.

(2)	Includes the acquisition of MSC effective July 22, 2008.

(3)	Includes the acquisition of CYC effective October 10, 2007.

(4)	Includes the acquisition of Priority Healthcare Corporation, Inc. (“Priority”) effective October 14, 2005.

(5)	Includes retail pharmacy co-payments of $3,132.1, $3,153.6, $3,554.5, $4,012.7, and $5,691.3 for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively. We changed our accounting policy for member co-payments during the third quarter of 2008 to include member co-payments to retail pharmacies in revenue and cost of revenue. The table reflects the change in our accounting policy for all periods presented.

(6)	Primarily includes the results of operations from the discontinued operations of IP, which was acquired as part of the Priority acquisition on October 14, 2005.

(7)	Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock splits effective June 22, 2007 and June 24, 2005, respectively.

(8)	Excluded from the network claims are manual claims and drug formulary only claims where we only administer the client’s formulary.

(9)	Other prescriptions filled represent: (a) drugs distributed through patient assistance programs (b) drugs distributed where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network and (c) Emerging Market claims.

(10)	EBITDA from continuing operations is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.
          We have provided below a reconciliation of EBITDA from continuing operations to net income as we believe it is the most directly comparable measure calculated under Generally Accepted Accounting Principles:

EBITDA from Continuing Operations
	Year Ended December 31,
(in millions)	2009	2008	2007	2006	2005

Net income from continuing operations	$826.5	$779.6	$600.5	$475.4	$399.6
Income taxes	482.8	434.0	344.2	266.8	214.3
Depreciation and amortization	109.9	97.7	97.5	99.8	84.3
Interest expense, net	189.1	64.6	96.2	82.0	26.0
Undistributed loss from joint venture	—	0.3	1.3	1.6	2.4
Non-operating charges, net	—	2.0	18.6	—	—

EBITDA from continuing operations	1,608.3	1,378.2	1,158.3	925.6	726.6

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
          As one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, we provide health care management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. During the first quarter of 2009, we changed our reportable segments to Pharmacy Benefit Management (“PBM”) and Emerging Markets (“EM”). Segment disclosures for 2008 and 2007 have been reclassified to reflect the new structure. Under the new structure, our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physicians offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs and company-sponsored generic patient assistance programs.
          Through our EM segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics, distribution of sample units to physicians and verification of practitioner licensure, fertility services to providers and patients, and healthcare administration and implementation of consumer-directed healthcare solutions.
          Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services. Tangible product revenue generated by our PBM and EM segments represented 98.8% of revenues for the year ended December 31, 2009 as compared to 98.7% and 98.6% for the years ended December 31, 2008 and 2007, respectively.
RECENT DEVELOPMENTS
          On December 1, 2009, we completed the purchase of the shares and equity interests of certain subsidiaries of WellPoint that provide pharmacy benefit management services (“NextRx” or the “PBM Business”), in exchange for total consideration of $4.675 billion paid in cash, which is subject to a purchase price adjustment for working capital. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 26.45 million shares of common stock completed June 10, 2009 resulting in net proceeds of $1,569.1 million. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition (see Note 3).
          In November 2009, we implemented a new contract with the United States Department of Defense (“DoD”). While we have provided services to the DoD since 2003, this new contract combines the pharmacy network services, home delivery and specialty pharmacy under one program. The DoD’s TRICARE Pharmacy Program is the military healthcare program serving active-duty service members, National Guard and Reserve members and retirees, as well as their dependents. Under the new contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support, and other services critical to managing pharmacy trend. Prior to the new contract, we administered the DoD’s network pharmacy contracts and earned an administrative fee, therefore related revenues were recorded on a net basis. Due to the expansion of services provided under the new contract, our method of accounting for revenues and cost of revenues changed to a gross basis. Ingredient cost and member co-payments are included in revenues and cost of revenues (see Note 1 — Summary of significant accounting policies for a description of revenue recognition policies).
          In the fourth quarter of 2009, construction began on a new state of the art pharmacy fulfillment facility in St. Louis, Missouri. We expect to take possession of this leased facility during the second quarter of 2010. The new facility will feature cutting-edge pharmacy automation for the dispensing, packaging and shipment of approximately 110,000 prescriptions per day. We believe this increase in capacity enhances our ability to serve members and allows for future growth of home delivery services.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
          Our results in 2009 reflect the successful execution of our business model which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. In 2009, we benefited from better management of ingredient costs through actions such as renegotiation of supplier contracts, increased competition among generic manufacturers, higher generic utilization (68.3% in 2009 compared to 66.1% in 2008) and other actions which helped to reduce ingredient costs. In addition, through the research performed by us and guided by our Center for Cost-Effective Consumerism, we are providing our clients with additional tools designed to generate higher generic fill rates and further increase the use of our home delivery and specialty pharmacy services and drive greater adherence. While we believe we are well positioned from a business and financial perspective, we are subject to the current adverse economic environment. These conditions could affect our business in a number of direct and indirect ways. Additionally, we have entered into new long-term contracts with WellPoint and the DoD. We expect to have a higher concentration of revenues among these clients.
          We believe the positive trends we saw in 2009, including lower drug purchasing costs and increased generic usage, should continue to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus continue to generate improvements in our results of operations in the future.
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
FACTORS AFFECTING ESTIMATE
          The factors that could impact our estimates of rebates, rebates receivable and rebates payable are as follows:
•	Differences between estimated allocation percentages and actual rebate allocation percentages;
•	Drug patent expirations; and
•	Changes in drug utilization patterns.
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

GOODWILL AND INTANGIBLE ASSETS
ACCOUNTING POLICY
          Goodwill and intangible asset balances arise primarily from the allocation of the purchase price of businesses acquired based on the fair market value of assets acquired and liabilities assumed on the date of the acquisition. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In addition, we evaluate whether events or circumstances have occurred that may indicate an impairment in goodwill. The measurement of possible impairment is based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s assets. Impairment losses, if any, would be determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. These assumptions include but are not limited to earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. During 2009, the valuations of certain reporting units in our EM segment yielded fair values relatively close to the carrying value. However, no impairment existed for any of our reporting units at December 31, 2009 or 2008.
          During the first quarter 2010, we received notification of a client contract loss in one of our smaller EM lines of business. The client contract will remain in effect through December 31, 2010. We believe this will require a re-evaluation of the fair value of the business’ assets as compared to the carrying values and there could be an impairment charge in 2010. As of December 31, 2009, the total assets for this business were $39.8 million which includes goodwill and intangible assets of $23.9 million (see Note 14).
          Other intangible assets include, but are not limited to, customer contracts and relationships, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements. Other intangible assets, excluding customer contracts, customer relationships and trade names, are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to the PBM agreement with WellPoint, Inc. (“WellPoint”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. All other intangible assets, excluding trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 1 to 20 years (see Note 8).
FACTORS AFFECTING ESTIMATE
          The fair values of reporting units, asset groups, or acquired businesses are measured based on market prices, when available. When market prices are not available, we estimate fair value using the income approach and/or the market approach. The income approach uses cash flow projections which require inputs and assumptions that reflect current market conditions as well as management judgment. We base our fair values on projected financial information which we believe to be reasonable. However, actual results may differ from those projections, and those differences may be material.
          The key assumptions included in our income approach include but are not limited to: earnings growth rates, discount rates and inflation rates. Assessment of these factors could be impacted by internal factors and/or external economic conditions. We performed various sensitivity analyses on the key assumptions noting that absent other changes, a slight increase in the discount rate used would likely indicate an impairment for certain reporting units in our EM segment.
SELF-INSURANCE RESERVES
ACCOUNTING POLICY
          We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative FASB guidance, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the lower end of the range.
FACTORS AFFECTING ESTIMATE
          Self-insurance reserves are based on management’s estimates of the costs to defend legal claims. We do not have significant experience with certain of these types of cases. As such, differences between actual costs and management’s estimates could be significant. Actuaries do not have a significant history with the PBM industry. Therefore, changes to assumptions used in the development of these reserves can affect net income in a given period. In addition, changes in the legal environment and the number and nature of claims could impact our estimate. The self-insurance reserves and changes in those estimates have not been material to the financial statements for the periods presented herein.

OTHER ACCOUNTING POLICIES
     We consider the following information about revenue recognition policies important for an understanding of our results of operations:
•	Revenues from dispensing prescriptions from our home delivery and specialty pharmacies are recorded when prescriptions are shipped. These revenues include the co-payment received from members of the health plans we serve. At the time of shipment, we have performed substantially all of our obligations under the customer contracts and do not experience a significant level of reshipments.

•	Revenues from the sale of prescription drugs by retail pharmacies are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ member, we act as a principal in the arrangement and we include the total prescription price (ingredient cost plus dispensing fee) we have contracted with these clients as revenue, including member co-payments to pharmacies.

•	When we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.

•	Gross rebates and administrative fees earned for the administration of our rebate programs, performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue.

•	When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue.

•	We distribute pharmaceuticals in connection with our management of patient assistance programs and earn a fee from the manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low income patients.

•	We earn a fee for the distribution of consigned pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network.

•	Discounts and contractual allowances related to our specialty revenues are estimated based on historical collections over a recent period for the sales that are recorded at gross amounts. The percentage is applied to the applicable accounts receivable balance that contains gross amounts for each period. Any differences between the estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of revenues for any period if actual performance varies from estimates. Allowances for returns are estimated based on historical return trends. The discounts, contractual allowances, allowances for returns and any differences between estimates and actual amounts do not have a material effect on our consolidated financial statements.

•	EM product revenues include revenues earned through the distribution of pharmaceuticals and medical supplies to providers and clinics, distribution of sample units to physicians and verification of practitioner licensure and fertility services to providers and patients.

•	EM service revenues include revenues earned through product support to pharmaceutical manufacturers and medical device companies, revenues derived from our group purchasing organization, administrative fees for the verification of practitioner licensure, the distribution of consigned drug samples to doctors based on orders received from pharmaceutical sales representatives and healthcare administration and implementation of consumer-directed healthcare solutions.

RESULTS OF OPERATIONS
          We changed our reportable segments to PBM and EM during the first quarter of 2009 (see Note 14). We maintain a PBM segment, consisting of our domestic and Canadian PBM operations, and specialty pharmacy operations, and an EM segment, which consists of distribution of pharmaceuticals and medical supplies to providers and clinics, distribution of sample units to physicians and verification of practitioner licensure, fertility services to providers and patients, and healthcare administration and implementation of consumer-directed healthcare solutions. All segment information and disclosures have been reclassified for all periods presented to reflect the new segment structure.
PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2009(1)	2008(2)	2007(3)

Product revenue
Network revenues(4)	$15,019.3	$13,039.9	$13,023.3
Home delivery and specialty revenues	8,099.0	7,225.7	6,996.1
Other revenues	83.9	54.9	37.1
Service revenues	264.7	250.4	241.4

Total PBM revenues	23,466.9	20,570.9	20,297.9
Cost of PBM revenues(4)	21,094.2	18,595.1	18,592.9

PBM gross profit	2,372.7	1,975.8	1,705.0
PBM SG&A expenses	888.8	708.7	645.4

PBM operating income	$1,483.9	$1,267.1	$1,059.6

Network	404.3	379.6	379.9
Home delivery and specialty	41.8	41.9	41.9
Other	2.8	2.8	3.1

Total PBM claims	448.9	424.3	424.9

Total adjusted PBM claims(5)	530.3	505.9	506.5

(1)	Includes the acquisition of NextRx effective December 1, 2009.

(2)	Includes the acquisition of MSC effective July 22, 2008.

(3)	Includes the acquisition of CYC effective October 10, 2007.

(4)	Includes retail pharmacy co-payments of $3,132.1, $3,153.6, and $3,554.5 for the years ended December 31, 2009, 2008, and 2007, respectively.

(5)	PBM adjusted claims represent network claims, specialty claims and mail claims, which are multiplied by 3, as mail claims are typically 90 day claims and network and specialty claims are generally 30 day claims.
PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 vs. 2008
          Network revenues increased $1,979.4 million, or 15.2%, in 2009 over 2008. Approximately $1,097.6 million of the increase in revenue was due to the NextRx acquisition in December 2009. In addition, approximately $864.4 million was due to the new contract with the DoD effective in November 2009, which changed our method of accounting for revenues under the contract to a gross basis. The increase was partially offset by changes in mix of generic versus brand claims. As our generic penetration rate increased to 69.6% of network claims as compared to 67.3% in 2008, our revenues correspondingly decreased.
          Of the $873.3 million, or 12.1%, increase in home delivery and specialty revenues in 2009 from 2008, approximately $363.3 million is due to the new contract with the DoD effective in November 2009 and approximately $258.7 million is due to the acquisition of NextRx in December 2009 in addition to price inflation. The increase was partially offset by the impact of higher generic penetration for home delivery. Our generic penetration rate increased to 57.7% of total home delivery claims in 2009 as compared to 56.6% in 2008.
          Home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.

          Cost of PBM revenues increased $2,499.1 million, or 13.4%, in 2009 when compared to the same period of 2008 due to the NextRx acquisition and the new contract with DoD.
          PBM gross profit increased $396.9 million, or 20.1%, in 2009 over 2008. This is mainly due to higher retail claims volume, client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment.
          Selling, general and administrative expense (“SG&A”) for the PBM segment increased $180.1 million, or 25.4%, in 2009 over 2008 primarily as a result of the following factors:
•	Investments of $61.9 million to improve technological infrastructure which enhances product and service capabilities, along with other strategic initiatives;

•	Costs of $61.1 million related to the NextRx acquisition;

•	Expenses of $35.0 million relating to the settlement of a legal matter in the third quarter of 2009;

•	Increases in employee compensation of $30.5 million due to growth and incentives tied to corporate financial results, in addition to the effect of inflation;

•	These increases were partially offset by a $15.0 million benefit in the second quarter of 2009 related to an insurance recovery for previously incurred litigation costs; and

•	A charge related to internally developed software in the third quarter of 2008.
          PBM operating income increased $216.8 million, or 17.1%, in 2009 over 2008, based on the various factors described above.
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
          The $229.6 million, or 3.3%, increase in home delivery and specialty revenues in 2008 from 2007 is primarily due to increased cross-selling of specialty services partially offset by the impact of higher generic penetration for home delivery. Our generic penetration rate increased to 56.6% of total home delivery claims in 2008 as compared to 50.5% in 2007.
          Home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.
          Cost of PBM revenues remained relatively constant in 2008 when compared to the same period of 2007 due to better management of ingredient costs resulting from renegotiation of certain supplier contracts and an increase in the aggregate generic fill rate, partially offset by ingredient cost inflation in our specialty line of business.
          PBM gross profit increased $270.8 million, or 15.9%, in 2008 over 2007. Client cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs resulting from renegotiation of certain supplier contracts were only partially offset by margin pressures arising from the current competitive environment.
          SG&A for the PBM segment increased $63.3 million, or 9.8%, in 2008 over 2007. The increase is due to investments for productivity improvement and growth as well as charges we incurred for the data security incident and a charge incurred for internally developed software.
          PBM operating income increased $207.5 million, or 19.6%, in 2008 over 2007, based on the various factors described above.

EM OPERATING INCOME

	Year Ended December 31,
(in millions)	2009	2008	2007

Product revenues	$1,244.1	$1,361.2	$1,471.5
Service revenues	37.9	45.9	54.6

Total EM revenues	1,282.0	1,407.1	1,526.1
Cost of EM revenues	1,224.3	1,342.0	1,472.3

EM gross profit	57.7	65.1	53.8
EM SG&A expenses	43.2	51.7	52.6

EM operating income	$14.5	$13.4	$1.2

EM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 vs. 2008
          EM revenues decreased $125.1 million, or 8.9%, in 2009 over 2008. This is primarily due to decreased revenues in our Specialty Distribution line of business due to the expected reduction in sales volume of a few specific drugs.
          EM cost of revenues decreased by $117.7 million, or 8.8%, in 2009 over 2008 due to the reduction in sales volume and a charge to inventory in the third quarter of 2008. This resulted in a decrease in gross profit of $7.4 million, or 11.4%, in 2009 from 2008. The decrease in gross profit is attributable primarily to the reduction in sales volume as discussed above.
          SG&A for our EM segment decreased $8.5 million, or 16.4%, in 2009 from 2008 primarily due to bad debt expense, severance charges, and site closure costs incurred by the Specialty Distribution line of business in 2008.
          EM income from continuing operations increased $1.1 million, or 8.2%, in 2009 from 2008 based on the factors described above.
EM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 vs. 2007
          EM revenues decreased $119.0 million, or 7.8%, in 2008 over 2007. This is primarily due to decreased revenues in our Specialty Distribution line of business due to the expected reduction in sales of drugs which had a negative impact on gross profit.
          As a result of the decrease in revenue, EM cost of revenues decreased by $130.3 million, or 8.9%, in 2008 over 2007. The larger decrease in cost of revenues resulted in an increase in gross profit of $11.3 million, or 21.0%, in 2008 from 2007. The increase in gross profit is attributable to the changes in mix as higher margin therapies replaced sales of lower margin drugs across multiple EM business units.
          SG&A for our EM segment decreased $0.9 million, or 1.7%, in 2008 from 2007. The decrease is primarily caused by a charge of $16.5 million to bad debt expense in 2007 in our Specialty Distribution line of business related to the insolvency of a client. The decrease was offset by the bad debt expense, severance charges, and site closure costs incurred by the Specialty Distribution line of business in the first quarter of 2008 as well as increased management compensation during 2008 in line with improved financial results.
          EM income from continuing operations increased $12.2 million in 2008 from 2007 based on the factors described above.

OTHER (EXPENSE) INCOME, NET
          Net interest expense increased $124.5 million, or 192.7%, in 2009 as compared to 2008 primarily due to fees of $66.3 million we incurred related to the termination of the bridge loan for the financing of the NextRx acquisition, $2.1 million of interest expense related to the bridge loan and $86.8 million of additional interest expense, financing fees and amortization we incurred for the debt issuance completed in June 2009 to finance the acquisition of NextRx. This increase was offset due to lower interest rates and less debt outstanding on the Term loans. Net interest expense decreased $31.6 million, or 32.8%, in 2008 as compared to 2007, due to lower interest rates and less debt outstanding.
          The non-operating charge of $2.0 million during the year ended December 31, 2008 represents an unrealized loss on shares held in the Reserve Primary Fund (see Note 2).
          On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock. On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark. We incurred legal and other professional fees in 2007 (which do not include internal costs) of $27.2 million as a result of the proposed acquisition. These expenses were partially offset by a $4.4 million special dividend paid by CVS Caremark Corporation (“CVS Caremark”) on Caremark stock we owned prior to the CVS Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS Caremark stock in the second quarter of 2007. We recognized net non-operating charges in 2007 of $18.6 million.
PROVISION FOR INCOME TAXES
          Our effective tax rate increased to 36.9% for the year ended December 31, 2009, as compared to 35.8% and 36.4% for the year ended December 31, 2008 and 2007, respectively. Our 2009 effective rate reflects an increase in certain state income tax rates due to enacted law changes as well as the impact of our recent acquisition of NextRx. Our 2008 effective rate includes discrete tax adjustments resulting in a net tax benefit of $7.7 million attributable to lapses in the applicable statutes of limitations, favorable audit resolutions, and changes in our unrecognized tax benefits. Our 2007 effective rate reflects a nondeductible penalty of $10.5 million relating to the settlement of a legal matter.
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
          Net income from discontinued operations, net of tax, increased $4.6 million from a net loss of $3.5 million in 2008 to net income of $1.1 million in 2009. This increase is primarily due to the collection of outstanding accounts receivable which were fully reserved as well as a gain on the disposition of assets.
          Net loss from discontinued operations, net of tax, decreased $29.2 million from 2007 to 2008. This decrease is primarily due to charges recorded in the fourth quarter of 2007 of $34.0 million from IP goodwill and intangible asset impairment losses and the write-down of IP assets to fair market value (see “Critical Accounting Policies—Asset Impairment”) and non-recurring charges of $2.0 million relating to the closure of six IP pharmacy sites. In addition, a pre-tax gain on sale of IP of $7.4 million is offset by a pre-tax loss on sale of CMP for $1.3 million during the year ended December 31, 2008.
NET INCOME AND EARNINGS PER SHARE
          Net income increased $51.5 million, or 6.6%, for the year ended December 31, 2009 over 2008 and increased $208.3 million, or 36.7%, for the year ended December 31, 2008 over 2007.
          On May 23, 2007, we announced a two-for-one stock split for stockholders of record on June 8, 2007, effective June 22, 2007. This split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period have been adjusted for this stock split.
          Basic and diluted earnings per share increased 0.6% and 1.0%, respectively for the year ended December 31, 2009 over 2008 primarily due to improved operating results partially offset by an increase in shares outstanding as a result of the public offering in June 2009 (see Note 11). Basic and diluted earnings per share increased 43.1% and 43.3%, respectively, for the year ended December 31, 2008 over 2007 primarily due to improved operating results, as well as the decrease in the basic and diluted weighted average number of common shares, relating to the repurchase of 7.2 million shares in the year ended December 31, 2008 (see “—Stock Repurchase Program”).

LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
          In 2009, net cash provided by continuing operations increased $662.0 million to $1,757.6 million. Changes in operating cash flows from continuing operations in 2009 were positively impacted by the following factors:
•	Net income from continuing operations increased $46.9 million in 2009 over 2008.

•	Included in net income are non-cash charges of $109.9 million related to depreciation and amortization, $66.3 million related to the write-off of deferred financing fees, and $51.5 million related to deferred income taxes.

•	The deferred tax provision from continuing operations increased $17.7 million 2009 over 2008 reflecting a net change in taxable temporary differences primarily attributable to tax deductible goodwill.

•	Changes in working capital from continuing operations resulted in a cash inflow of $631.4 million in 2009 compared to $93.5 million in 2008. These inflows were primarily related to the collection of receivables from clients and pharmaceutical manufacturers prior to year end, however the offsetting payments to pharmacies and clients were not made until after year end in accordance with the terms of our client, pharmacy and rebate contracts. Increases in inventory of $20.1 million for purchases at discounted rates partially offset this cash inflow.
          In 2009, cash flows from discontinued operations increased $6.5 million from cash provided of $7.4 million in 2008 to cash provided of $13.9 million in 2009. This was primarily due to the utilization of a tax benefit in the third quarter of 2009 offset by a decrease in accounts receivable due to the timing of collections as the balances wind down.
          In 2008, net cash provided by continuing operations increased $247.5 million to $1,095.6 million. Changes in operating cash flows from continuing operations in 2008 were positively impacted by the following factors:
•	Net income from continuing operations increased $179.1 million in 2008 over 2007.

•	The deferred tax provision from continuing operations increased $29.7 million in 2008 over 2007, reflecting changes in the deferred tax provision caused by the first quarter 2007 implementation of new accounting guidance.

•	Changes in working capital from continuing operations resulted in a cash inflow of $93.5 million in 2008 compared to $77.2 million in 2007. The change was driven by an increase in net cash inflow from claims and rebates payable year over year due to the timing of invoices and payments. This was significantly offset by decreases from inventory due to large purchases of inventory at discounted rates and from accounts receivable due to the timing of collections.
          In 2008, cash flows from discontinued operations increased $28.2 million from cash used of $20.8 million in 2007 to cash provided of $7.4 million in 2008. This was primarily due to the sale of IP in 2008 and the collection of accounts receivable.
          As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 3.7% and 6.2% at December 31, 2009 and 2008, respectively. The decrease is primarily due to the increase in the accounts receivable balance from the NextRx acquisition.
          Our capital expenditures increased $63.6 million, or 74.1%, in 2009 as compared to 2008, and increased $10.8 million, or 14.4%, in 2008 as compared to 2007. In the fourth quarter of 2009, construction began on a new high volume pharmacy fulfillment facility in St. Louis, Missouri. Capital expenditures related to this facility were $34.0 million in 2009 and we expect approximately $31.0 million of expenditures in 2010. We intend to continue to invest in infrastructure and technology which we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. We expect future capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
STOCK REPURCHASE PROGRAM (reflecting the two-for-one stock split effective June 22, 2007)
          We have a stock repurchase program, originally announced on October 25, 1996. On July 22, 2008, our Board of Directors authorized total increases in the program of 15.0 million shares. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During 2009, we did not repurchase any treasury shares. There are 21.0 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

ACQUISITIONS AND RELATED TRANSACTIONS
          On December 1, 2009, we completed the purchase of the shares and equity interests of certain subsidiaries of WellPoint that provide pharmacy benefit management services (“NextRx” or the “PBM Business”), in exchange for total consideration of $4.675 billion paid in cash, which is subject to a purchase price adjustment for working capital. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 26.45 million shares of common stock completed June 10, 2009 resulting in net proceeds of $1,569.1 million. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition (see Note 3).
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
          We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans. On July 1, 2008, the merger of RxHub and SureScripts was announced. The new organization will enable physicians to securely access health information when caring for their patients through a fast and efficient health exchange. We have retained one-sixth ownership in the merged company. Due to the decreased ownership percentage, the investment is being recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment. This change did not have a material effect on our consolidated financial statements (see Note 6).
          On October 10, 2007, we purchased CYC, a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets. The purchase price was funded through internally generated cash. The purchase agreement includes an earnout provision, payable after three years based on the performance of the business. This acquisition is reported as part of our EM segment, and did not have a material effect on our consolidated financial statements.
          We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2010 or thereafter. (see “Liquidity and Capital Resources — Acquisitions and Related Transactions”).
SENIOR NOTES
          On June 9, 2009, we issued $2.5 billion of Senior Notes, including $1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012; $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014 and $500 million aggregate principal amount of 7.250% Senior Notes due 2019. The Senior Notes require interest to be paid semi-annually on June 15 and December 15. We may redeem some or all of each series of Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to any notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries (see Note 16).
          Financing costs of $13.3 million are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the consolidated balance sheet as of December 31, 2009. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3).

BANK CREDIT FACILITY
          At December 31, 2009, our credit facility includes $540.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility. The revolving credit facility (none of which was outstanding as of December 31, 2009) is available for general corporate purposes. During 2009, we made scheduled payments of $420.0 million on our Term A loan. While we cannot provide any assurances that free cash flow from operations will be sufficient to make our scheduled payments, we anticipate that we will continue making scheduled payments under the terms of the credit agreement until the loan is repaid in full on or before the maturity date of October 14, 2010. We do not believe we will need to secure external sources of capital in order to meet these obligations; however, we may decide to secure external capital for operating activities or for other business needs. In the event future cash flows are insufficient to meet our scheduled payments, we believe it will be possible to amend, extend, and/or refinance the Term loans prior to their maturity.
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
          At December 31, 2009, the weighted average interest rate on the facility was 1.0%. Our credit facility contains covenants which limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2009, we believe we are in compliance with all covenants associated with our credit facility.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
          The following table sets forth our schedule of current maturities of our long-term debt as of December 31, 2009, and future minimum lease payments due under noncancellable operating leases of our continuing operations (in millions):

	Payments Due by Period as of December 31, 2009
Contractual obligations	Total	2010	2011 — 2012	2013 — 2014	After 2015

Long-term debt (1)	$4,607.9	$1,493.4	$1,280.5	$1,168.6	$665.4
Future minimum lease payments (2)	166.0	31.2	49.8	38.6	46.4
Purchase commitments (3)	111.6	58.8	37.5	15.3	—

Total contractual cash obligations	$4,885.5	$1,583.4	$1,367.8	$1,222.5	$711.8

(1)	These payments exclude the interest expense on our credit facility, which requires us to pay interest on LIBOR plus a margin. Our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see “Bank Credit Facility”). Interest payments on our Senior Notes are fixed, and have been included in these amounts.

(2)	In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia. At December 31, 2009, our lease obligation is $7.5 million. In accordance with applicable accounting guidance, our lease obligation has been offset against $7.5 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

(3)	These amounts consist of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

          The gross liability for uncertain tax positions is $56.1 million and $40.4 million as of December 31, 2009 and 2008, respectively. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonable reliable estimate of the timing of future payments relating to the non-current obligations. Our net long-term deferred tax liability is $361.6 million and $313.7 million as of December 31, 2009 and 2008, respectively. Scheduling payments for deferred tax liabilities could be misleading since future settlements of these amounts are not the sole determining factor of cash taxes to be paid in future periods.
OTHER MATTERS
          In May 2009, the FASB issued authoritative guidance which establishes standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before financial statements are issued. The guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date. This guidance is effective for interim or annual financial periods ending after June 15, 2009. We have evaluated subsequent events through February 24, 2010, the date of the financial statements issuance. Adoption of the guidance does not have an impact on financial position, results of operations, or cash flows.
IMPACT OF INFLATION
          Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2009, we had $269.7 million of obligations, net of cash, which were subject to variable rates of interest under our credit facility. A hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $2.7 million (pre-tax), presuming obligations subject to variable interest rates remained constant.

Item 8 — Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express Scripts, Inc.:
          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
          As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.
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
          As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded NextRx from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009. We have also excluded NextRx from our audit of internal control over financial reporting. NextRx is a wholly-owned subsidiary whose total assets and total revenues represent 32.0% and 5.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 24, 2010

EXPRESS SCRIPTS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(in millions, except share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$1,070.4	$530.7
Restricted cash and investments	9.1	4.8
Receivables, net	2,521.2	1,155.9
Inventories	313.0	203.0
Deferred taxes	135.0	118.2
Prepaid expenses and other current assets	94.8	31.2

Total current assets	4,143.5	2,043.8
Property and equipment, net	354.1	222.2
Goodwill	5,519.2	2,881.1
Other intangible assets, net	1,882.6	332.6
Other assets	31.8	29.5

Total assets	$11,931.2	$5,509.2

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$2,850.7	$1,380.7
Accounts payable	706.9	496.4
Accrued expenses	552.4	420.5
Current maturities of long-term debt	1,340.1	420.0
Current liabilities of discontinued operations	6.7	4.1

Total current liabilities	5,456.8	2,721.7
Long-term debt	2,492.5	1,340.3
Other liabilities	430.1	369.0

Total liabilities	8,379.4	4,431.0

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 shares authorized, $0.01 par value; shares issued: 345,279,000 and 318,958,000, respectively; shares outstanding: 275,007,000 and 247,649,000, respectively	3.5	3.2
Additional paid-in capital	2,260.0	640.8
Accumulated other comprehensive income	14.1	6.2
Retained earnings	4,188.6	3,361.0

	6,466.2	4,011.2
Common stock in treasury at cost, 70,272,000 and 71,309,000 shares, respectively	(2,914.4)	(2,933.0)

Total stockholders’ equity	3,551.8	1,078.2

Total liabilities and stockholders’ equity	$11,931.2	$5,509.2

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2009	2008	2007

Revenues [1]	$24,748.9	$21,978.0	$21,824.0
Cost of revenues [1]	22,318.5	19,937.1	20,065.2

Gross profit	2,430.4	2,040.9	1,758.8
Selling, general and administrative	932.0	760.4	698.0

Operating income	1,498.4	1,280.5	1,060.8

Other (expense) income:
Non-operating charges, net	—	(2.0)	(18.6)
Undistributed loss from joint venture	—	(0.3)	(1.3)
Interest income	5.3	13.0	12.2
Interest expense	(194.4)	(77.6)	(108.4)

	(189.1)	(66.9)	(116.1)

Income before income taxes	1,309.3	1,213.6	944.7
Provision for income taxes	482.8	434.0	344.2

Net income from continuing operations	826.5	779.6	600.5
Net income (loss) from discontinued operations, net of tax	1.1	(3.5)	(32.7)

Net income	$827.6	$776.1	$567.8

Weighted average number of common shares outstanding during the period:
Basic:	263.5	248.9	260.4
Diluted:	266.1	251.8	264.0

Basic earnings (loss) per share:
Continuing operations	$3.14	$3.13	$2.31
Discontinued operations	—	(0.01)	(0.13)
Net earnings	3.14	3.12	2.18

Diluted earnings (loss) per share:
Continuing operations	$3.11	$3.10	$2.27
Discontinued operations	—	(0.01)	(0.12)
Net earnings	3.11	3.08	2.15

[1]	Includes retail pharmacy co-payments of $3,132.1, $3,153.6, and $3,554.5 for the years ended December 31, 2009, 2008, and 2007, respectively.
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number
	of
	Shares	Amount
				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
(in millions)	Stock	Stock	Capital	Income	Earnings	Stock	Total

Balance at December 31, 2006	159.4	$1.6	$495.3	$11.9	$2,017.3	$(1,401.2)	$1,124.9

Comprehensive income:
Net income	—	—	—	—	567.8	—	567.8
Other comprehensive income,
Foreign currency translation adjustment	—	—	—	11.0	—	—	11.0
Realized and unrealized gain on available for sale securities; net of taxes	—	—	—	(2.0)	—	—	(2.0)

Comprehensive income	—	—	—	9.0	567.8	—	576.8
Stock split in form of dividend	159.4	1.6	(1.6)	—	—	—	—
Treasury stock acquired	—	—	—	—	—	(1,140.3)	(1,140.3)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	0.1	—	1.5	—	—	3.1	4.6
Amortization of unearned compensation under employee plans	—	—	31.6	—	—	—	31.6
Exercise of stock options	—	—	(11.7)	—	—	61.3	49.6
Tax benefit relating to employee stock compensation	—	—	49.4	—	—	—	49.4
Cumulative effect of adoption of FIN 48	—	—	—	—	(0.2)	—	(0.2)

Balance at December 31, 2007	318.9	$3.2	$564.5	$20.9	$2,584.9	$(2,477.1)	$696.4

Comprehensive income:
Net income	—	—	—	—	776.1	—	776.1
Other comprehensive income, Foreign currency translation adjustment	—	—	—	(14.7)	—	—	(14.7)

Comprehensive income	—	—	—	(14.7)	776.1	—	761.4
Treasury stock acquired	—	—	—	—	—	(494.4)	(494.4)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	—	—	0.6	—	—	4.0	4.6
Amortization of unearned compensation under employee plans	—	—	40.3	—	—	—	40.3
Exercise of stock options	—	—	(6.8)	—	—	34.5	27.7
Tax benefit relating to employee stock compensation	—	—	42.2	—	—	—	42.2

Balance at December 31, 2008	318.9	$3.2	$640.8	$6.2	$3,361.0	$(2,933.0)	$1,078.2

Comprehensive income:
Net income	—	—	—	—	827.6	—	827.6
Other comprehensive income, Foreign currency translation adjustment	—	—	—	7.9	—	—	7.9

Comprehensive income	—	—	—	7.9	827.6	—	835.5
Issuance of common stock, net of costs	26.4	0.3	1,568.8	—	—	—	1,569.1
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	—	—	(3.0)	—	—	6.0	3.0
Amortization of unearned compensation under employee plans	—	—	44.6	—	—	—	44.6
Exercise of stock options	—	—	(4.6)	—	—	12.6	8.0
Tax benefit relating to employee stock compensation	—	—	13.4	—	—	—	13.4

Balance at December 31, 2009	345.3	$3.5	$2,260.0	$14.1	$4,188.6	$(2,914.4)	$3,551.8

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2009	2008	2007

Cash flows from operating activities:
Net income	$827.6	$776.1	$567.8
Net (income) loss from discontinued operations, net of tax	(1.1)	3.5	32.7

Net income from continuing operations	826.5	779.6	600.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.9	97.7	97.5
Deferred financing fees	66.3	2.4	2.2
Deferred income taxes	51.5	33.8	4.1
Bad debt expense	24.1	30.1	36.7
Employee stock-based compensation expense	44.6	40.2	31.6
Other, net	3.3	18.3	(1.7)

Changes in operating assets and liabilities, net of changes resulting from acquisitions:
Receivables	(505.4)	21.9	71.6
Inventories	(58.1)	(38.0)	25.3
Other current and non-current assets	(68.4)	5.4	6.9
Claims and rebates payable	995.4	113.0	(16.8)
Other current and non-current liabilities	267.9	(8.8)	(9.8)

Net cash provided by operating activities—continuing operations	1,757.6	1,095.6	848.1
Net cash provided by (used in) operating activities—discontinued operations	13.9	7.4	(20.8)

Net cash flows provided by operating activities	1,771.5	1,103.0	827.3

Cash flows from investing activities:
Acquisitions, net of cash acquired, and investment in joint venture	(4,672.6)	(251.5)	(14.3)
Purchase of short-term investments	(1,201.4)	—	—
Sale of short-term investments	1,198.9	—	—
Purchases of property and equipment	(149.4)	(85.8)	(75.0)
Cash received from short-term investment	6.4	38.9	—
Short-term investment transferred from cash	—	(49.3)	—
Sale of marketable securities	—	—	34.2
Proceeds from the sale of business	—	27.7	—
Other	(4.3)	(0.6)	(0.7)

Net cash used in investing activities—continuing operations	(4,822.4)	(320.6)	(55.8)
Net cash used in investing activities—discontinued operations	—	—	(2.5)

Net cash used in investing activities	(4,822.4)	(320.6)	(58.3)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	2,491.6	—	800.0
Net proceeds from stock issuance	1,569.1	—	—
Repayment of long-term debt	(420.1)	(260.0)	(180.1)
Deferred financing fees	(79.5)	—	(1.5)
Tax benefit relating to employee stock-based compensation	13.4	42.1	49.4
Net proceeds from employee stock plans	12.5	31.9	52.8
Repayments of revolving credit line, net	—	—	(50.0)
Treasury stock acquired	—	(494.4)	(1,140.3)

Net cash provided by (used in) financing activities	3,587.0	(680.4)	(469.7)

Effect of foreign currency translation adjustment	3.6	(6.0)	4.4

Net increase in cash and cash equivalents	539.7	96.0	303.7
Cash and cash equivalents at beginning of year	530.7	434.7	131.0

Cash and cash equivalents at end of year	$1,070.4	$530.7	$434.7

Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$478.3	$342.4	$279.2
Interest	185.8	72.9	112.2
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of significant accounting policies
          Organization and operations. We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, providing health care management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. During the first quarter of 2009, we changed our reportable segments to PBM and Emerging Markets (“EM”). Segment disclosures for 2008 and 2007 have been reclassified to reflect the new structure where appropriate. Under the new structure, our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physicians offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs and company-sponsored generic patient assistance programs. Through our EM segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics, distribution of sample units to physicians and verification of practitioner licensure; fertility services to providers and patients; and healthcare administration and implementation of consumer-directed healthcare solutions.
          As noted above, we report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.
          Basis of presentation. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% to 50% owned, are accounted for under the equity method. Certain amounts in prior years have been reclassified to conform to the current year presentation. The preparation of the consolidated financial statements conforms to generally accepted accounting principles in the United States, and requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.
          Discontinued operations. On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million and recorded a pre-tax gain of approximately $7.4 million. The gain is included in net loss from discontinued operations, net of tax in the consolidated statement of operations for the year ended December 31, 2008. Rights to certain working capital balances related to IP were not sold and are retained on the consolidated balance sheet as of December 31, 2009. For a period of time, we will continue to generate cash flows and statement of operations activity on assets and liabilities of discontinued operations as these working capital balances wind down, which are not expected to be material.
          The results of operations for IP are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheet, and cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flow.
          On April 4, 2008, we completed the sale of Custom Medical Products, Inc. (“CMP”) and recorded a pre-tax loss of approximately $1.3 million which is included in net loss from discontinued operations, net of tax in the consolidated statement of operations for the year ended December 31, 2008 (see Note 4).
          Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $330.8 million and $254.3 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at December 31, 2009 and 2008, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.

          We have restricted cash and cash equivalents in the amount of $9.1 million and $4.8 million at December 31, 2009 and 2008, respectively. These amounts consist of investments and cash which include participants’ health savings accounts, employers’ pre-funding amounts and Express Scripts Insurance Company (“ESIC”) restricted for state insurance licensure purposes.
          Accounts receivable. Based on our revenue recognition policies discussed below, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. Historically, adjustments to our original estimates have been immaterial. As of December 31, 2009 and 2008, unbilled receivables for continuing operations were $1,218.4 million and $561.9 million, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.
          We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. Receivables are written off against the allowance only upon determination such amounts are not recoverable and all collection attempts have failed. As of December 31, 2009 and 2008, we have an allowance for doubtful accounts for continuing operations of $93.5 million and $76.8 million, respectively.
          Inventories. Inventories consist of prescription drugs and medical supplies which are stated at the lower of first-in first-out cost or market.
          Property and equipment. Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of seven years for furniture and three to five years for equipment and purchased computer software. Buildings are amortized on a straight-line basis over estimated useful lives of ten years to thirty-five years. Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease or the useful life of the asset, if shorter. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.
          Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as property and equipment. We capitalized $24.0 million of internally developed software during 2009. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed. With respect to capitalized software costs, we recorded amortization expense of $21.9 million in 2009, $21.3 million in 2008 and $18.2 million in 2007.
          Marketable securities. All investments not included as cash and cash equivalents are accounted for in accordance with applicable accounting guidance for investments in debt and equity securities. Management determines the appropriate classification of our marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. All marketable securities at December 31, 2009 and 2008 were recorded in other non-current assets on our consolidated balance sheet (see Note 2).
          Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We held trading securities, consisting primarily of mutual funds, totaling $11.4 million and $12.8 million at December 31, 2009 and 2008, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 12. Net gain (loss) recognized on the trading portfolio was $3.8 million, ($5.2) million, and $1.9 million in 2009, 2008, and 2007, respectively.
          Securities not classified as trading or held-to-maturity securities are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes. We sold shares held as available-for-sale for a non-operating gain of $4.2 million in the second quarter of 2007.

          Impairment of long lived assets. We evaluate whether events and circumstances have occurred which indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on a comparison of the fair value of the related assets to the carrying value using discount rates that reflect the inherent risk of the underlying business. Impairment losses, if any, would be recorded to the extent the carrying value of the assets exceeds the implied fair value resulting from this calculation (see Note 4 and Note 8).
          Goodwill. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In addition, we evaluate whether events or circumstances have occurred that may indicate an impairment in goodwill. The measurement of possible impairment is based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s assets. Impairment losses, if any, would be determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. These assumptions include but are not limited to earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. During 2009, the valuations of certain reporting units in our EM segment yielded fair values relatively close to the carrying value. However, no impairment existed for any of our reporting units at December 31, 2009 or 2008.
          During the first quarter 2010, we received notification of a client contract loss in one of our smaller EM lines of business. The client contract will remain in effect through December 31, 2010. We believe this will require a re-evaluation of the fair value of the business’ assets as compared to the carrying values and there could be an impairment charge in 2010. As of December 31, 2009, the total assets for this business were $39.8 million which includes goodwill and intangible assets of $23.9 million (see Note 14).
          Other intangible assets. Other intangible assets include, but are not limited to, customer contracts and relationships, non-compete agreements, deferred financing fees, trade names and certain advance discounts paid to clients under contractual agreements. Other intangible assets, excluding customer contracts, customer relationships and trade names, are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to the PBM agreement with WellPoint, Inc. (“WellPoint”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. All other intangible assets, excluding trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 1 to 20 years (see Note 8).
          The amount of other intangible assets reported is net of accumulated amortization of $238.4 million and $195.5 million at December 31, 2009 and 2008, respectively. Amortization expense for our continuing operations for customer-related intangibles and non-compete agreements included in selling, general and administrative expense was $35.2 million for the year ended December 31, 2009 and $33.7 million for the years ended 2008 and 2007, respectively. We have entered into a 10-year contract with WellPoint under which we will provide pharmacy benefit management services to WellPoint and its designated affiliates (“NextRx” or “the PBM agreement”). In accordance with applicable accounting guidance, amortization expense for our continuing operations of $9.5 million (for one month in 2009) for customer contracts related to the PBM agreement has been included as an offset to revenue for the year ended December 31, 2009. Amortization expense for our continuing operations for deferred financing fees included in interest expense was $4.0 million, $2.4 million and $2.2 million in 2009, 2008 and 2007, respectively. Amortization expense for our continuing operations for advance discounts paid to customers is recorded against revenue and was $0.1 million, $0.6 million and $2.8 million in 2009, 2008 and 2007, respectively.
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
          Fair value of financial instruments. The carrying value of cash and cash equivalents, restricted cash and investments, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity (see Note 2).

          Revenue recognition. Revenues from our PBM segment are earned by dispensing prescriptions from our home delivery and specialty pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and by providing services to drug manufacturers, including administration of discount programs (see also “Rebate accounting” below).
          Revenues from dispensing prescriptions from our home delivery pharmacies are recorded when prescriptions are shipped. At the time of shipment, our earnings process is complete: the obligation of our customer to pay for the drugs is fixed, and, due to the nature of the product, the member may not return the drugs nor receive a refund.
          Revenues from our specialty line of business are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectable, infused, oral, or inhaled drugs which have sensitive handling and storage needs and bio-pharmaceutical services including marketing, reimbursement and customized logistics solutions. Specialty revenues earned by our PBM segment are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.
          Revenues from our PBM segment are also derived from the distribution of pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network and the distribution of pharmaceuticals through Patient Assistance Programs where we receive a fee from the pharmaceutical manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low-income patients. These revenues include administrative fees received from these programs.
          Revenues related to the distribution of prescription drugs by retail pharmacies in our networks consist of the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion to be settled directly by the member (co-payment), plus any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price as revenue in accordance with applicable accounting guidance. Although we generally do not have credit risk with respect to retail co-payments, the primary indicators of gross treatment are present. When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount they are contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. These factors indicate we are a principal as defined by applicable accounting guidance and, as such, we record the total prescription price contracted with clients in revenue.
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

          In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $3.1 billion, $3.2 billion and $3.6 billion for the years ended December 31, 2009, 2008, and 2007, respectively, are included in revenues and cost of revenues. We changed our accounting policy for member co-payments during the third quarter of 2008 to include member co-payments to retail pharmacies in revenue and cost of revenue. Retail pharmacy co-payments decreased in the years ended December 31, 2009, 2008, and 2007 as compared to prior periods due to the expected loss of discount card programs and other low margin clients. Additionally, the decrease is due to the increase in generic utilization.
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
          In accordance with applicable accounting guidance, amortization of $9.5 million, for customer contracts related to the PBM agreement with WellPoint has been included as an offset to revenues for the year ended December 31, 2009.
          Revenues from our EM segment are earned from the distribution of pharmaceuticals and medical supplies to providers and clinics and fertility services to providers and patients. These revenues are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.
          Revenues from our EM segment also are derived from sample fulfillment and sample accountability services. Revenues include administrative fees received from these programs as well as fees for verification of practitioner licensure. We also administer sample card programs for certain manufacturers and include the ingredient costs of those drug samples dispensed from retail pharmacies in EM revenues, and the associated costs for these sample card programs in cost of revenues. Because manufacturers are independently obligated to pay us and we have an independent contractual obligation to pay our network pharmacy providers for free samples dispensed to patients under sample card programs, we include the total payments from these manufacturers (including ingredient costs) as revenue, and payments to the network pharmacy provider as cost of revenue. These transactions require us to assume credit risk.
          Rebate accounting. We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. Rebates and administrative fees earned for the administration of this program, performed in conjunction with claim processing and home delivery services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate and administrative fees payable to customers is treated as a reduction of revenue. The portion of rebates and administrative fees payable to clients is estimated based on historical and/or anticipated sharing percentages. These estimates are adjusted to actual when amounts are paid to clients. We record rebates and administrative fees receivable from the manufacturer and payable to clients when the prescriptions covered under contractual agreements with the manufacturers are dispensed; these amounts are not dependent upon future pharmaceutical sales. Rebates and administrative fees billed to manufacturers are determinable when the drug is dispensed. We pay all or a contractually agreed upon portion of such rebates to our clients.
          In connection with the acquisition of certain subsidiaries of WellPoint that provide pharmacy benefit management services (“NextRx” or the “PBM Business”), we are administering the run-off of their market share performance rebate program. Estimates for rebates receivable are accrued monthly based on the terms of the applicable contract, historical data and current utilization. These rebates are billed to pharmaceutical manufacturers on a quarterly basis. The portion of rebates payable to customers is estimated monthly based on historical and/or anticipated share percentages and our estimates of rebates receivable from pharmaceutical manufacturers. Effective January 1, 2010, rebates will no longer be administered through this market share rebate program. They will be administered under our rebate program discussed above.
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

          Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates. We account for uncertainty in income taxes as described in Note 10.
          Employee stock-based compensation. Grant-date fair value of stock options and “stock-settled” stock appreciation rights (“SSRs”) are estimated using a Black-Scholes valuation model. Compensation expense is reduced based on estimated forfeitures with adjustments recorded at the time of vesting when actual forfeitures are greater than estimates. Forfeitures are estimated based on historical experience. We use an accelerated method of recognizing compensation cost for awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those grants that vest over three years. The majority of our stock-based awards have three-year vesting.
          See Note 12 for more information regarding stock-based compensation.
          Earnings per share (reflecting the two-for-one stock split effective June 22, 2007). Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. The following is the reconciliation between the number of weighted average shares used in the basic and diluted earnings per share calculation for all periods (amounts are in millions):

	2009	2008	2007

Weighted average number of common shares outstanding during the period — Basic EPS(1)	263.5	248.9	260.4
Dilutive common stock equivalents:
Outstanding stock options, SSRs, restricted stock units, and executive deferred compensation units(2)	2.6	2.9	3.6

Weighted average number of common shares outstanding during the period — Diluted EPS	266.1	251.8	264.0

(1)	The increase in weighted average number of common shares outstanding for the year ended December 31, 2009 for Basic and Diluted EPS resulted from the 26.45 million shares issued in the common stock offering on June 10, 2009. The decrease in weighted average number of common shares outstanding for the year ended December 31, 2008 for Basic and Diluted EPS resulted from the 7.2 million treasury shares repurchased in the first six months of 2008.

(2)	Excludes awards of 0.8 million and 0.4 million for the year ended December 31, 2009 and 2008, respectively. These were excluded because their effect was anti-dilutive.
          Foreign currency translation. The financial statements of ESI Canada, our Canadian operations, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for ESI Canada is the local currency and cumulative translation adjustments (credit balances of $14.1 million and $6.2 million at December 31, 2009 and 2008, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.
          Comprehensive income. In addition to net income, our components of comprehensive income (net of taxes) are foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. We recognized foreign currency translation adjustments of $7.9 million and ($14.7) million for the period ending December 31, 2009 and 2008 and we did not recognize an unrealized gain or loss on available-for-sale securities for the period ending December 31, 2009 and 2008, respectively. We have displayed comprehensive income within the Statement of Changes in Stockholders’ Equity.
          New accounting guidance. In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The guidance changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations. Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. In April 2009, the FASB amended guidance which clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance is effective as of January 1, 2009. We have accounted for the NextRx business combination, and will account for all future business combinations, under this guidance (see Note 3).

          In April 2008, the FASB issued authoritative guidance which intends to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance is effective for fiscal years beginning after December 15, 2008. These provisions were applied to intangible assets acquired as part of the NextRx business combination and will be applied to future intangible assets acquired.
          In May 2009, the FASB issued authoritative guidance which establishes standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before financial statements are issued. The guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date. This guidance is effective for interim or annual financial periods ending after June 15, 2009. We have evaluated subsequent events through February 24, 2010, the date of the financial statements issuance. Adoption of the guidance does not have an impact on financial position, results of operations, or cash flows.
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
2. Fair value measurements
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
          Financial assets accounted for at fair value on a recurring basis at December 31, 2009 and 2008 include cash equivalents of $909.8 million and $471.2 million, restricted cash and investments of $9.1 million and $4.8 million, and trading securities of $11.4 million and $12.8 million (included in other assets), respectively. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with weighted average maturities of less than 90 days.
          As of December 31, 2009 and 2008, short-term investments, included in prepaid expenses and other current assets in the consolidated balance sheet, consisted of our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund. The estimated fair value of our investment in the Primary Fund was $1.9 million and $8.4 million as of December 31, 2009 and 2008, respectively. We recognized an unrealized loss of $2.0 million in the third quarter of 2008, when the net asset value of the Primary Fund decreased below $1 per share. We received cash distributions from the Primary Fund of $6.5 million during 2009 and $38.9 million during 2008. We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy. There were no assets or liabilities classified as Level 3 prior to the third quarter of 2008.

          In February 2007, the FASB issued authoritative guidance under which a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, this guidance is effective for fiscal years beginning after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under this guidance.
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
          The carrying value of cash and cash equivalents, restricted cash and investments, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity. The carrying values and the fair values of our Senior Notes are shown in the following table:

	December 31, 2009
	Carrying	Fair
(in millions)	Amount	Value

5.25% senior notes due 2012, net of unamortized discount	$999.4	$1,068.6
6.25% senior notes due 2014, net of unamortized discount	996.1	1,095.7
7.25% senior notes due 2019, net of unamortized discount	496.8	591.6

Total	$2,492.3	$2,755.9
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
3. Changes in business
          Acquisitions. On December 1, 2009, we completed the purchase of the shares and equity interests of certain subsidiaries of WellPoint that provide pharmacy benefit management services (“NextRx” or the “PBM Business”), in exchange for total consideration of $4.675 billion paid in cash, which is subject to a purchase price adjustment for working capital. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 26.45 million shares of common stock completed June 10, 2009 resulting in net proceeds of $1,569.1 million. For the year ended December 31, 2009, we incurred transaction costs of $61.1 million related to the acquisition which are included in selling, general and administrative expense. In accordance with the accounting guidance for business combinations which became effective in 2009, the transaction costs were expensed as incurred. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition. Revenues included in our consolidated statement of operations for the year ended December 31, 2009 attributable to NextRx were $1,358.2 million. Due to the integration of operations and other factors, it is not practicable to determine the earnings included in our consolidated statement of operations for the year ended December 31, 2009 attributable to NextRx.
          The parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction which results in the goodwill and other intangibles generated being tax deductible over 15 years. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed. Additionally, at the closing of the acquisition, we entered into a 10-year contract with WellPoint under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates.
          The following unaudited pro forma information presents a summary of our combined results of operations and those of the PBM Business as if the acquisition and financing transactions had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, differences resulting from the 10-year contract with WellPoint, potential synergies, and the impact of incremental costs incurred in integrating the PBM business:

	Year Ended December 31,
(in millions, except per share data)	2009	2008

Total revenues	$39,169.8	$37,788.1
Net income from continuing operations	1,061.8	832.1
Basic earnings per share from continuing operations	3.87	3.02
Diluted earnings per share from continuing operations	$3.83	$2.99
     The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The Company expects to finalize the allocation of the purchase price during fiscal year 2010. The components of the preliminary purchase price allocation for NextRx are as follows:

Allocation of Purchase Price (in millions):

Current assets	$938.3
Property and equipment	42.7
Acquired intangible assets	1,585.0
Goodwill	2,686.7
Liabilities assumed	(577.7)

Total	$4,675.0

          A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $1,585.0 million. Of this amount, $65.0 million related to external customers is being amortized using the straight-line method over an estimated useful life of 10 years. An additional $1,520.0 million related to the PBM agreement with WellPoint is being amortized using a pattern of benefit method over an estimated useful life of 15 years, with a greater portion of the expense recorded in the first 5 years. The amortization of the value ascribed to the PBM agreement is reflected as a reduction of revenue. These assets are included in other intangible assets on the consolidated balance sheet. The acquired intangible assets were valued using an income approach.
          The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $2,686.7 million. All goodwill recognized as part of the NextRx acquisition is reported under our PBM segment and reflects our expectations of the synergistic benefits of being able to generate improved economies of scale and realize cost savings through increased utilization. Because valuations of acquired assets and liabilities are in process, and information may become available within the measurement period (one year from the date of acquisition) which indicates a potential change to these valuations, the purchase price allocation is subject to refinement.
          On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC — Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $251.0 million. MSC is a leader in providing PBM services to clients providing workers’ compensation benefits. The purchase price was funded through internally generated cash and temporary borrowings under the revolving credit facility. This acquisition is reported as part of our PBM segment.
          The purchase price was allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of customer relationships in the amount of $28.9 million and internally developed software in the amount of $1.2 million, which are being amortized using a straight-line method over estimated useful lives of 15 years and 5 years, respectively. The acquired customer relationships and internally developed software are included in other intangibles, net and property and equipment, net, respectively, in the consolidated balance sheet. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $194.6 million. The preliminary allocation of $208.2 million at December 31, 2008 was reduced due to costs identified within one year of the acquisition date. Goodwill related to this acquisition is not deductible for tax purposes.

          On October 10, 2007, we purchased Connect Your Care, LLC (“CYC”), a leading provider of consumer directed healthcare technology solutions to the employer, health plan and financial services markets. The purchase price was funded through internally generated cash. The purchase agreement includes an earnout provision, payable after three years based on the performance of the business. This acquisition is reported as part of our EM segment, and did not have a material effect on our consolidated financial statements.
4. Discontinued operations
          On June 30, 2008, we completed the sale of IP, our infusion pharmacy line of business, for $27.5 million and recorded a pre-tax gain of approximately $7.4 million. The gain is included in net loss from discontinued operations, net of tax in the consolidated statement of operations for the year ended December 31, 2008. Rights to certain working capital balances related to IP were not sold and are retained on the balance sheet as of December 31, 2009. For a period of time, we will continue to generate cash flows and income statement activity on assets and liabilities of discontinued operations as these working capital balances wind down, which are not expected to be material.
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
          Prior to being classified as a discontinued operation, IP was included in our former SAAS segment. The results of operations for IP are reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheets, and cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows.
          On April 4, 2008, we completed the sale of CMP and recorded a pre-tax loss of approximately $1.3 million which is included in net loss from discontinued operations, net of tax in the consolidated statement of operations for the year ended December 31, 2008. CMP, which assembles customer medical kits containing various types of medical supplies, was included in our former SAAS segment prior to being classified as a discontinued operation.
          Certain information with respect to the discontinued operations for the year ended December 31, 2009, 2008, and 2007 is summarized as follows:

(in millions)	2009	2008	2007

Revenues	$—	$44.7	$108.3
Net income (loss) from discontinued operations, net of tax	1.1	(3.5)	(32.7)
Income tax (expense) benefit from discontinued operations	(0.8)	(0.3)	14.0
5. Non-operating charges, net
          The non-operating charge of $2.0 million during the year ended December 31, 2008 represents an unrealized loss on shares held in the Reserve Primary Fund (See Note 2).
          On December 18, 2006, we announced a proposal to acquire all of the outstanding shares of Caremark Rx, Inc. (“Caremark”) common stock. On March 16, 2007, Caremark shareholders approved a merger agreement with CVS Corporation (“CVS”) and we subsequently withdrew our proposal to acquire Caremark. We incurred legal and other professional fees (which do not include internal costs) of $27.2 million as a result of the proposed acquisition. These expenses were partially offset by a $4.4 million special dividend paid by CVS Caremark Corporation (“CVS Caremark”) on Caremark stock we owned prior to the CVS Caremark merger and by a non-operating gain of $4.2 million resulting from the sale of our shares of CVS Caremark stock in the second quarter of 2007.

6. Joint venture
          On July 1, 2008, the merger of RxHub and SureScripts was announced. We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans. The new organization enables physicians to securely access health information through a fast and efficient health exchange when caring for their patients. We retain one-sixth ownership in the merged company. Due to the decreased ownership percentage, the investment is recorded under the cost method, under which dividends are the basis of recognition of earnings from an investment. RxHub has not paid any dividends to date. Prior to the merger, the investment in RxHub was recorded using the equity method of accounting, which required our percentage interest in RxHub’s results to be recorded in our consolidated statement of operations. Our percentage of RxHub’s loss for 2008 and 2007 was $0.3 million and $1.3 million, respectively, and has been recorded in other (expense) income, net, in the consolidated statement of operations. Our investment in RxHub (approximately $0.8 million at both December 31, 2009 and 2008) is recorded in other assets in our consolidated balance sheet.
7. Property and equipment
          Property and equipment of our continuing operations, at cost, consists of the following:

	December 31,
(in millions)	2009	2008

Land and buildings	$11.2	$6.3
Furniture	41.3	37.9
Equipment	305.1	198.8
Computer software	305.2	249.8
Leasehold improvements	65.2	51.9

Total Property and equipment	728.0	544.7
Less accumulated depreciation	373.9	322.5

Property and equipment, net	$354.1	$222.2

          Depreciation expense for our continuing operations in 2009, 2008 and 2007 was $65.1 million, $64.0 million and $63.8 million, respectively. Internally developed software, net of accumulated depreciation, for our continuing operations was $62.9 million and $55.5 million at December 31, 2009 and 2008, respectively. We capitalized $24.0 million of internally developed software during 2009.
          In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia (see Note 13).
          Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation for our continuing operations was $5.5 million and $6.3 million at December 31, 2009 and 2008, respectively.

8. Goodwill and Other Intangibles
          The following is a summary of our goodwill and other intangible assets (amounts in millions):

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill
PBM (1)	$5,472.1	$107.3	$5,364.8	$2,833.7	$107.0	$2,726.7
EM	154.4	—	154.4	154.4	—	154.4

	$5,626.5	$107.3	$5,519.2	$2,988.1	$107.0	$2,881.1

Other intangible assets
PBM
Customer contracts(1)	$2,018.3	$197.8	$1,820.5	$432.2	$159.5	$272.7
Other (2)	27.9	10.9	17.0	21.1	13.0	8.1

	2,046.2	208.7	1,837.5	453.3	172.5	280.8

EM
Customer relationships	72.4	29.7	42.7	72.4	23.0	49.4
Other	2.4	—	2.4	2.4	—	2.4

	74.8	29.7	45.1	74.8	23.0	51.8

Total other intangible assets	$2,121.0	$238.4	$1,882.6	$528.1	$195.5	$332.6

(1)	Changes in goodwill and customer contracts are the result of the acquisition of the NextRx PBM Business. See Note 3.

(2)	Changes in other intangible assets are a result of long-term financing costs recorded related to the Senior Notes partially offset by the write-off of fully amortized contractual assets.
          The change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM	Total

Balance at December 31, 2007	$2,540.9	$154.4	$2,695.3
Acquisitions[1]	208.2	—	208.2
Foreign currency translation and other	(22.4)	—	(22.4)

Balance at December 31, 2008	2,726.7	154.4	2,881.1

Acquisitions[2]	2,686.7	—	2,686.7
Foreign currency translation and other	(48.6)	—	(48.6)

Balance at December 31, 2009	$5,364.8	$154.4	$5,519.2

(1)	Represents the acquisition of MSC in July 2008.

(2)	Represents the acquisition of NextRx in December 2009.
          The aggregate amount of amortization expense of other intangible assets for our continuing operations was $115.1 million, $36.1 million and $38.8 million for the year ended December 31, 2009, 2008 and 2007, respectively. Amortization expense for the year ended December 31, 2009 includes $66.3 million of fees incurred, recorded in interest expense in the consolidated statement of operations, related to the termination of the bridge loan for the financing of the NextRx acquisition. Additionally, in accordance with applicable accounting guidance, amortization of $9.5 million for customer contracts related to the PBM agreement has been included as an offset to revenues for the year ended December 31, 2009. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately, $159.7 million for 2010, $157.9 million for 2011, $157.1 million for 2012, $156.5 million for 2013, and $152.1 million for 2014. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 3 to 10 years for other intangible assets.
          During the first quarter 2010, we received notification of a client contract loss in one of our smaller EM lines of business. The client contract will remain in effect through December 31, 2010. We believe this will require a re-evaluation of the fair value of the business’ assets as compared to the carrying values and there could be an impairment charge in 2010. As of December 31, 2009, the total assets for this business were $39.8 million which includes goodwill and intangible assets of $23.9 million (see Note 14).

          In connection with the discontinued operations of IP (see Note 4) and pursuant to our policies for assessing impairment of goodwill and long-lived assets (see Note 1), approximately $7.0 million of goodwill was written off in the fourth quarter of 2007 along with intangible assets with a net book value of $0.4 million (gross carrying value of $0.7 million net of accumulated amortization of $0.3 million), consisting of contractual relationships.
9. Financing
          Long-term debt consists of:

	December 31,
(in millions)	2009	2008

Term A loans due October 14, 2010 with an average interest rate of 0.9% at December 31, 2009	$540.0	$960.0
Term-1 loans due October 14, 2010 with an average interest rate of 1.1% at December 31, 2009	800.0	800.0
5.25% senior notes due 2012, net of unamortized discount	999.4	—
6.25% senior notes due 2014, net of unamortized discount	996.1	—
7.25% senior notes due 2019, net of unamortized discount	496.8	—
Revolving credit facility due October 14, 2010	—	—
Other	0.3	0.3

Total debt	3,832.6	1,760.3

Less current maturities	1,340.1	420.0

Long-term debt	$2,492.5	$1,340.3

          At December 31, 2009, our credit facility includes $540.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility. The revolving credit facility (none of which was outstanding as of December 31, 2009) is available for general corporate purposes. During 2009, we made scheduled payments of $420.0 million on the Term A loan. The maturity date of the credit facility is October 14, 2010. While we cannot provide any assurances that free cash flow from operations will be sufficient to make our scheduled payments, we anticipate that we will continue making scheduled payments under the terms of the credit agreement until the loan is repaid in full on or before the maturity date of October 14, 2010. We do not believe we will need to secure external sources of capital in order to meet these obligations; however, we may decide to secure external capital for operating activities or for other business needs. In the event future cash flows are insufficient to meet our scheduled payments, we believe it will be possible to amend, extend, and/or refinance the Term loans prior to their maturity.
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
          At December 31, 2009, the weighted average interest rate on the facility was 1.0%. The credit facility contains covenants which limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2009, we believe we are in compliance with all covenants associated with our credit facility.
          On June 9, 2009, we issued $2.5 billion of Senior Notes, including $1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012; $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014 and $500 million aggregate principal amount of 7.250% Senior Notes due 2019. The Senior Notes require interest to be paid semi-annually on June 15 and December 15. We may redeem some or all of each series of Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to any notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries.

          Financing costs of $13.3 million, for the issuance of the Senior Notes, are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the accompanying consolidated balance sheet. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3).
          We entered into a commitment letter with a syndicate of commercial banks for an unsecured, 364-day, $2.5 billion term loan credit facility in order to finance the NextRx acquisition. Upon completion of the public offering of common stock and debt securities, we terminated the credit facility and incurred $56.3 million in fees and incurred an additional $10.0 million in fees upon the completion of the acquisition.
          The following represents the schedule of current maturities for our long-term debt as of December 31, 2009 (amounts in millions):

Year Ended December 31,

2010	$1,340.0
2011	0.1
2012	1,000.1
2013	0.1
2014	1,000.0
Thereafter	500.0

$3,840.3

10. Income taxes
          Income from continuing operations before income taxes of $1,309.3 million resulted in net tax expense of $482.8 million for 2009. We consider our Canadian earnings to be indefinitely reinvested and accordingly, have not recorded a provision for United States federal and state income taxes thereon. Cumulative undistributed Canadian earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $40.6 million, $31.5 million and $34.3 million as of December 31, 2009, 2008, and 2007, respectively. Upon distribution of such earnings, we would be subject to United States income taxes of approximately $14.6 million.
          The provision (benefit) for income taxes for continuing operations consists of the following:

	Year Ended December 31,
(in millions)	2009	2008	2007

Income from continuing operations before income taxes:
United States	$1,313.3	$1,221.9	$937.1
Foreign	(4.0)	(8.3)	7.6

Total	$1,309.3	$1,213.6	$944.7

Current provision:
Federal	$407.6	$381.1	$320.9
State	25.5	18.2	15.8
Foreign	(1.8)	0.9	3.4

Total current provision	431.3	400.2	340.1

Deferred provision:
Federal	43.5	38.8	7.4
State	4.7	(2.1)	(2.4)
Foreign	3.3	(2.9)	(0.9)

Total deferred provision	51.5	33.8	4.1

Total current and deferred provision	$482.8	$434.0	$344.2

          A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2009, 2008, and 2007 is immaterial):

	Year Ended December 31,
	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.7	0.8	0.9
Non-deductible penalty	—	—	0.4
Other, net	0.2	—	0.1

Effective tax rate	36.9%	35.8%	36.4%

          Our effective tax rate increased to 36.9% for the year ended December 31, 2009, as compared to 35.8% for the year ended December 31, 2008. Our 2009 effective tax rate reflects an increase in certain state income tax rates due to enacted law changes as well as the impact of our recent acquisition of NextRx. Our 2008 effective rate includes discrete tax adjustments resulting in a net tax benefit of $7.7 million attributable to lapses in the applicable statutes of limitations, favorable audit resolutions, and changes in our unrecognized tax benefits. Our 2007 effective rate reflects a nondeductible penalty of $10.5 million relating to the settlement of a legal matter.
          The effective tax rate recognized in discontinued operations was 42.5%, (9.3%), and 29.7% as of December 31, 2009, 2008, and 2007, respectively. The corresponding net tax provision was $0.7 million and $0.3 million in 2009 and 2008, respectively with a net tax benefit of $13.8 million in 2007. Our 2009 effective tax rate reflects the impact of changes in state effective rates on deferred tax assets and liabilities while the 2008 effective tax rate reflects the unfavorable impact of valuation allowances recorded against state net operating loss carryforwards.
          The deferred tax assets and deferred tax liabilities for our continuing operations recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2009	2008

Deferred tax assets:
Allowance for doubtful accounts	$25.6	$25.0
Net operating loss carryforwards and other tax attributes	24.6	24.0
Deferred compensation	3.4	3.0
Restricted stock	34.6	26.0
Accrued expenses	114.0	91.2
Other	2.9	4.3

Gross deferred tax assets	205.1	173.5
Less valuation allowance	(16.1)	(11.7)

Net deferred tax assets	189.0	161.8

Deferred tax liabilities:
Depreciation and property differences	(42.1)	(29.3)
Goodwill and customer contract amortization	(367.9)	(323.9)
Prepaids	(1.5)	(1.1)
Other	(4.1)	(3.0)

Gross deferred tax liabilities	(415.6)	(357.3)

Net deferred tax liabilities	$(226.6)	$(195.5)

          As of December 31, 2009, we have $21.4 million of state net operating loss carryforwards which expire between 2010 and 2029. A valuation allowance of $14.0 million exists for a portion of these deferred tax assets. The net current deferred tax asset is $135.0 million and $118.2 million, and the net long-term deferred tax liability, included in other liabilities, is $361.6 million and $313.7 million as of December 31, 2009 and 2008, respectively.

          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2009	2008	2007

Balance at January 1	$40.4	$28.4	$23.5
Additions for tax positions related to prior years	11.1	7.9	2.5
Reductions for tax positions related to prior years	(2.2)	—	(6.7)
Additions for tax positions related to the current year	12.9	9.2	10.2
Reductions for tax positions related to the current year	—	—	(0.1)
Reductions attributable to settlements with taxing authorities	(0.2)	(2.1)	—
Reductions as a result of a lapse of the applicable statute of limitations	(5.9)	(3.0)	(1.0)

Balance at December 31	$56.1	$40.4	$28.4

          Included in our unrecognized tax benefits are $12.1 million of uncertain tax positions that would impact our effective tax rate if recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of December 31, 2009.
          We have recorded $0.7 million, $0.9 million, and $4.1 million of interest expense in our consolidated statement of operations as of December 31, 2009, 2008, and 2007, respectively, resulting in $5.7 million and $5.0 million of accrued interest in our consolidated balance sheet as of December 31, 2009 and 2008, respectively. Interest was computed on the difference between the tax position recognized in accordance with accounting guidance and the amount previously taken or expected to be taken in our tax returns.
          Our U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS commenced an examination of our consolidated 2005 — 2007 federal income tax returns in the third quarter of 2009 that is anticipated to be concluded in 2011. We agreed to extend the statute of limitations for our 2005 federal income tax return to September 15, 2010. Our state income tax returns for 2005 and beyond, as well as certain returns prior to 2005, also remain subject to examination by various state authorities with the latest statute expiring on November 15, 2013.
11. Common stock (reflecting the two-for-one stock split effective June 22, 2007)
          On June 10, 2009, we completed a public offering of 26.45 million shares of common stock, which includes 3.45 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $61.00 per share. The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3).
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
          We have a stock repurchase program, originally announced on October 25, 1996. In 2008, our Board of Directors authorized total increases in the program of 15 million shares. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During 2009, we did not repurchase any treasury shares. There are 21.0 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
          Through December 31, 2009, approximately 18.2 million shares of treasury stock have been reissued in connection with employee compensation plans. As of December 31, 2009, approximately 12.4 million shares of our common stock have been reserved for employee benefit plans (see Note 12).
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
12. Employee benefit plans and stock-based compensation plans
     Retirement savings plan. We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full-time employees. Employees may elect to enter into a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. We match 200% of the first 1% and 100% of the next 3% of the employees’ compensation contributed to the Plan for substantially all employees. For the years ended December 31, 2009, 2008, and 2007, we had contribution expense of approximately $22.0 million, $19.7 million and $17.9 million, respectively.
     Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our common stock. Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. During 2009, 2008 and 2007, approximately 130,000, 118,000 and 131,000 shares of our common stock were issued under the plan, respectively. Our common stock reserved for future employee purchases under the plan is approximately 1.4 million shares at December 31, 2009.
     Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2009, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consists of mutual funds (see Note 1). We incurred net compensation expense of approximately $(0.6) million, $1.8 million and $1.1 million in 2009, 2008, and 2007, respectively. At December 31, 2009, approximately 3.0 million shares of our Common Stock have been reserved for future issuance under the plan.
     Stock-based compensation plans. In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 and again in December 2001 (as amended, the “2000 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2000 LTIP, as then amended, was approved by our stockholders in May 2001 and, as amended, in 2006. Under the 2000 LTIP, we have issued stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards and performance share awards. Awards are typically settled using treasury shares. As of December 31, 2009, approximately 8.0 million shares of our common stock are available for issuance under this plan. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2000 LTIP is 10 years.

          During 2009, we granted to certain officers and employees approximately 288,000 restricted stock units and performance shares with a weighted average fair market value of $46.52. The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of three years. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original value of the performance share grants are subject to a multiplier of up to 2.5 based on certain performance metrics. During 2009, approximately 86,500 additional performance shares were granted to certain officers for exceeding certain performance metrics. The total number of non-vested restricted stock and performance share awards was 600,000 and 518,000 at December 31, 2009 and 2008, respectively. Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2009, 2008, and 2007, unearned compensation related to restricted stock and performance shares was $16.7 million, $14.2 million and $13.6 million, respectively. We recorded pre-tax compensation expense related to restricted stock and performance share grants of $16.2 million, $16.3 million and $9.3 million in 2009, 2008, and 2007, respectively.
          During 2009, we granted to certain officers and employees approximately 2,422,000 stock options with a weighted average Black-Scholes value of $14.54 per share. The SSRs and stock options have three-year graded vesting. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options.
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

          The following table presents amounts related to stock-based compensation:

		Restricted Stock
	SSRs and Stock	and Performance
(in millions, except per share data)	Options	Shares

Year ended December 31, 2009
Stock-based compensation:
Expense, pre-tax	$28.6	$16.2
Expense, after tax	18.0	10.2
Expense per diluted share	0.07	0.04

As of December 31, 2009
Unamortized portion(1)	$21.7	$16.7

Year ended December 31, 2008
Stock-based compensation:
Expense, pre-tax	$23.8	$16.3
Expense, after tax	15.3	10.5
Expense per diluted share	0.06	0.04

As of December 31, 2008
Unamortized portion(1)	$20.6	$14.2

(1)	We have $0.3 million and $0.4 million of unearned compensation related to unvested shares that are part of our deferred compensation plan as of December 31, 2009 and 2008, respectively.
          The weighted average remaining recognition period for SSRs and stock options is 1.7 years, and for restricted stock and performance shares is 1.6 years.
          For the year ended December 31, 2009, the tax benefit related to employee stock compensation was $13.4 million, and is classified as a financing cash inflow on the Statement of Cash Flows.
          The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	2009	2008	2007

Expected life of option	3-5 years	3-5 years	3-5 years
Risk-free interest rate	1.3%-2.4%	1.6%-3.4%	3.8%-5.2%
Expected volatility of stock	35%-39%	30%-37%	29%-31%
Expected dividend yield	None	None	None
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

          A summary of the status of stock options and SSRs as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below.

	2009
		Weighted-
		Average
		Exercise
(share data in millions)	Shares	Price

Outstanding at beginning of year	7.1	$37.96
Granted	2.4	46.46
Exercised	(1.1)	27.43
Forfeited/cancelled	(0.2)	49.57

Outstanding at end of period	8.2	41.54

Awards exercisable at period end	4.3	33.25

Weighted-average fair value of options granted during the year	14.54

          A summary of the status of restricted stock and performance shares as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below.

	2009
		Weighted-
		Average
		Grant
		Date Fair
(share data in millions)	Shares	Value

Outstanding at beginning of year	0.5	$47.78
Granted	0.3	46.52
Other(1)	0.1	47.43
Released	(0.3)	46.09
Forfeited/Cancelled	—	—

Outstanding at end of period	0.6

(1)	Represents additional performance shares issued above the original value for exceeding certain performance metrics.
          At December 31, 2009, the weighted-average remaining contractual lives of stock options and SSRs outstanding and stock options and SSRs exercisable were 4.2 years and 2.9 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $368.0 million and $226.0 million, respectively. Cash proceeds, tax benefits, fair value of vested shares and intrinsic value related to total stock options exercised and restricted shares vested during the years ended December 31, 2009, 2008 and 2007 are provided in the following table:

(in millions, except per share data)	2009	2008	2007

Proceeds from stock options exercised	$9.4	$27.7	$49.7
Tax benefit related to employee stock compensation	13.4	42.1	49.4
Fair value of vested restricted shares	12.4	4.3	9.3
Intrinsic value of stock options exercised	48.8	41.7	140.1

Weighted average fair value of options granted during the year	$14.54	$17.88	$12.83

13. Commitments and contingencies
          We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. Rental expense under the office and distribution facilities leases, excluding the discontinued operations of IP (see Note 4), in 2009, 2008 and 2007, was $29.6 million, $31.0 million and $31.6 million, respectively. The future minimum lease payments due under noncancellable operating leases, excluding the facilities of the discontinued operations of IP (in millions):

Minimum Lease
Year Ended December 31,	Payments

2010	$31.2
2011	26.4
2012	23.4
2013	22.1
2014	16.5
Thereafter	46.4

$166.0

          We signed a lease agreement during 2009 for a new state of the art pharmacy fulfillment facility. We expect to take possession of this new facility during the second quarter of 2010. The annual lease commitments for this facility are approximately $1.5 million and the term of the lease is ten years.
          Additionally, we signed a lease agreement in 2007 for an expansion of our corporate facilities. We took possession of the facility during the first quarter of 2009. The annual lease commitment for the new building is approximately $2.7 million in 2010 and increases to $3.2 million by 2018. The term of the lease is ten and a half years.
          In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia. At December 31, 2009, our lease obligation was $7.5 million. Our lease obligation has been offset against $7.5 million of industrial bonds issued by the Camden County Joint Development Authority.
          For the year ended December 31, 2009, approximately 68.6% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available. Our top five clients collectively represented 23.7%, 18.2%, and 18.1% of revenues during 2009, 2008, and 2007 respectively. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2009, 2008 or 2007. We believe no other concentration risks exist at December 31, 2009. Due to the new long-term contracts we have entered into with WellPoint and the DoD, we expect to have a higher concentration of revenues among these clients in the future.
          In the ordinary course of business there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes.
          We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1, “Self-insurance reserves”). The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative FASB guidance, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the lower end of the range.
          While we believe our services and business practices are in compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of these claims at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies. We can give no assurance that such judgments, fines and remedies, and future costs associated with legal matters, would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.
          We received a $15.0 million insurance recovery in the second quarter of 2009 for previously incurred litigation costs. We incurred a charge of $35.0 million in the third quarter of 2009 related to the settlement of a lawsuit brought against us and one of our subsidiaries, which settlement resulted in the dismissal of the case by the court on October 22, 2009.

14. Segment information
          During the first quarter of 2009, we changed our organizational structure resulting in two business segments: PBM and EM. Previously, we had reported segments of PBM and SAAS. Our chief operating decision maker assessed performance under this new structure beginning in the first quarter of 2009. The specialty pharmacy operations, which were previously in our SAAS segment, have been operationally integrated with our PBM operations in order to maximize its growth and improve efficiency. Additionally, the following services which were previously in SAAS were operationally integrated into the PBM:
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
          During the first quarter 2010, we received notification of a client contract loss in one of our smaller EM lines of business. The client contract will remain in effect through December 31, 2010. We believe this will require a re-evaluation of the fair value of the business’ assets as compared to the carrying values and there could be an impairment charge in 2010. As of December 31, 2009, the total assets for this business were $39.8 million which includes goodwill and intangible assets of $23.9 million.
          As noted above, we report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.
          Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments, including a reconciliation of operating income from continuing operations to income before income taxes from continuing operations for the respective years ended December 31. All related segment disclosures have been reclassified in the table below and throughout the financial statements, where appropriate, to reflect the new segment structure.

(in millions)	PBM	EM	Total

2009
Product revenue:
Network revenues	$15,019.3	$—	$15,019.3
Home delivery and specialty revenues	8,099.0	—	8,099.0
Other revenues	83.9	1,244.1	1,328.0
Service revenues	264.7	37.9	302.6

Total revenues	23,466.9	1,282.0	24,748.9

Depreciation and amortization expense	98.1	11.8	109.9

Operating income	1,483.9	14.5	1,498.4
Interest income			5.3
Interest expense			(194.4)

Income before income taxes			1,309.3

Capital expenditures	145.0	4.4	149.4

(in millions)	PBM	EM	Total

2008
Product revenue:
Network revenues	$13,039.9	$—	$13,039.9
Home delivery and specialty revenues	7,225.7	—	7,225.7
Other revenues	54.9	1,361.2	1,416.1
Service revenues	250.4	45.9	296.3

Total revenues	20,570.9	1,407.1	21,978.0

Depreciation and amortization expense	85.9	11.8	97.7

Operating income	1,267.1	13.4	1,280.5
Non-operating charges, net			(2.0)
Undistributed loss from joint venture			(0.3)
Interest income			13.0
Interest expense			(77.6)

Income before income taxes			1,213.6

Capital expenditures	83.7	2.1	85.8

2007
Product revenue:
Network revenues	$13,023.3	$—	$13,023.3
Home delivery revenues	6,996.1	—	6,996.1
Other revenues	37.1	1,471.5	1,508.6
Service revenues	241.4	54.6	296.0

Total revenues	20,297.9	1,526.1	21,824.0

Depreciation and amortization expense	87.0	10.5	97.5

Operating income	1,059.6	1.2	1,060.8
Non-operating charges, net			(18.6)
Undistributed loss from joint venture			(1.3)
Interest income			12.2
Interest expense			(108.4)

Income before income taxes			944.7

Capital expenditures	71.4	3.6	75.0

          The following table presents balance sheet information about our reportable segments, including the discontinued operations of IP and CMP (“DISC OP”), as of December 31:

(in millions)	PBM	EM	DISC OP	Total

As of December 31, 2009
Total assets	$11,560.3	$370.9	$—	$11,931.2
Investment in equity method investees	4.1	—	—	4.1

As of December 31, 2008
Total assets	$5,011.9	$497.3	$—	$5,509.2
Investment in equity method investees	4.0	—	—	4.0

As of December 31, 2007
Total assets	$4,684.0	$526.4	$46.0	$5,256.4
Investment in equity method investees	3.6	—	—	3.6

          PBM product revenue consists of revenues from the dispensing of prescription drugs from our home delivery pharmacies and revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, and distribution of certain specialty drugs. EM product revenues consist of distribution of certain fertility drugs and revenues from specialty distribution activities. PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services, and specialty distribution services. EM service revenue includes revenues from sample distribution, accountability services, and healthcare card administration.
          Revenues earned by our Canadian PBM totaled $49.2 million, $44.5 million and $41.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $15.2 million, $10.7 million and $23.4 million as of December 31, 2009, 2008 and 2007, respectively. All other long-lived assets are domiciled in the United States.

15. Quarterly financial data (unaudited)
The following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth

Fiscal 2009(1)
Total revenues (3)	$5,422.8	$5,503.3	$5,619.4	$8,203.4
Cost of revenues (3)	4,888.7	4,909.3	5,006.8	7,513.7

Gross profit	534.1	594.0	612.6	689.7
Selling, general and administrative	178.6	214.0	254.1	285.3

Operating income	355.5	380.0	358.5	404.4

Net income from continuing operations	214.7	192.0	196.9	222.9
Net (loss) income from discontinued operations, net of tax	(0.3)	0.3	0.7	0.4

Net income	$214.4	$192.3	$197.6	$223.3

Basic earnings per share:
Continuing operations	$0.87	$0.75	$0.72	$0.81
Discontinued operations	—	—	—	—
Net earnings	0.87	0.75	0.72	0.81

Diluted earnings per share:
Continuing operations	$0.86	$0.74	$0.71	$0.80
Discontinued operations	—	—	—	—
Net earnings	0.86	0.74	0.71	0.80

Fiscal 2008(2)
Total revenues (3)	$5,490.8	$5,530.8	$5,450.5	$5,505.9
Cost of revenues (3)	5,024.7	5,028.2	4,930.1	4,954.1

Gross profit	466.1	502.6	520.4	551.8
Selling, general and administrative	171.5	185.9	189.7	213.3

Operating income	294.6	316.7	330.7	338.5

Net income from continuing operations	178.3	191.9	203.0	206.4
Net (loss) income from discontinued operations, net of tax	(1.1)	(1.7)	(1.1)	0.4

Net income	$177.2	$190.2	$201.9	$206.8

Basic earnings (loss) per share:
Continuing operations	$0.71	$0.77	$0.82	$0.83
Discontinued operations	—	(0.01)	—	—
Net earnings	0.70	0.76	0.82	0.84

Diluted earnings (loss) per share:
Continuing operations	$0.70	$0.76	$0.81	$0.83
Discontinued operations	—	(0.01)	—	—
Net earnings	0.69	0.75	0.81	0.83

(1)	Includes the December 1, 2009 acquisition of NextRx.

(2)	Includes the July 22, 2008 acquisition of MSC.

(3)	Includes retail pharmacy co-payments of $822.7 and $887.7 for the three months ended March 31, 2009 and 2008, respectively, $721.1 and $824.1 for the three months ended June 30, 2009 and 2008, respectively, $708.4 and $733.7 for the three months ended September 30, 2009 and 2008, respectively, and $879.9 and $708.1 for the three months ended December 31, 2009 and 2008, respectively.

16. Condensed consolidating financial information
          Our senior notes are fully and unconditionally guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. Effective June 30, 2008, CuraScript Infusion Pharmacy, Inc. was sold and effective April 4, 2008, Custom Medical Products, Inc. (“CMP”) was sold. The assets, liabilities, and operations from these former subsidiaries are included as discontinued operations in those of the non-guarantors. Subsequent to the acquisition of NextRx on December 1, 2009, Pharmacy Services Division of MSC – Medical Services Company (“MSC”) on July 22, 2008 and Connect Your Care, LLC (“CYC”) on October 10, 2007, certain of the assets, liabilities and operations of the 100% owned domestic subsidiaries have been included in those of the guarantors. The following presents the condensed consolidating financial information separately for:
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

(v)	Express Scripts, Inc and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of December 31, 2009
Cash and cash equivalents	$1,005.0	$10.0	$55.4	$—	$1,070.4
Restricted cash and investments	—	7.5	1.6	—	9.1
Receivables, net	1,179.8	1,331.5	9.9	—	2,521.2
Other current assets	196.0	341.2	5.6	—	542.8

Current assets	$2,380.8	$1,690.2	$72.5	$—	$4,143.5

Property and equipment, net	239.6	103.5	11.0	—	354.1
Investments in subsidiaries	5,970.2	—	—	(5,970.2)	—
Intercompany	(2,387.2)	2,467.5	(80.3)	—	—
Goodwill	2,939.2	2,555.2	24.8	—	5,519.2
Other intangible assets, net	1,543.9	334.4	4.3	—	1,882.6
Other assets	21.3	8.6	1.9	—	31.8

Total assets	$10,707.8	$7,159.4	$34.2	$(5,970.2)	$11,931.2

Claims and rebates payable	$2,264.3	$586.4	$—	$—	$2,850.7
Accounts payable	674.4	29.5	3.0	—	706.9
Accrued expenses	312.7	228.4	11.3	—	552.4
Current maturities of long-term debt	1,340.0	0.1	—	—	1,340.1
Current liabilities of discontinued operations	—	—	6.7	—	6.7

Current liabilities	$4,591.4	$844.4	$21.0	$—	$5,456.8

Long-term debt	2,492.5	—	—	—	2,492.5
Other liabilities	72.1	356.3	1.7	—	430.1
Stockholders’ equity	3,551.8	5,958.7	11.5	(5,970.2)	3,551.8

Total liabilities and stockholders’ equity	$10,707.8	$7,159.4	$34.2	$(5,970.2)	$11,931.2

As of December 31, 2008
Cash and cash equivalents	$488.1	$8.9	$33.7	$—	$530.7
Restricted cash and investments	—	4.8	—	—	4.8
Receivables, net	720.1	430.4	5.4	—	1,155.9
Other current assets	101.2	248.5	2.7	—	352.4

Current assets	$1,309.4	$692.6	$41.8	$—	$2,043.8

Property and equipment, net	164.1	53.6	4.5	—	222.2
Investments in subsidiaries	3,647.2	—	—	(3,647.2)	—
Intercompany	(494.2)	546.8	(52.6)	—	—
Goodwill	252.5	2,607.3	21.3	—	2,881.1
Other intangible assets, net	26.6	301.9	4.1	—	332.6
Other assets	22.7	4.0	2.8	—	29.5

Total assets	$4,928.3	$4,206.2	$21.9	$(3,647.2)	$5,509.2

Claims and rebates payable	$1,371.3	$9.4	$—	$—	$1,380.7
Accounts payable	445.6	47.9	2.9	—	496.4
Accrued expenses	204.6	213.8	2.1	—	420.5
Current maturities of long-term debt	420.0	—	—	—	420.0
Current liabilities of discontinued operations	—	—	4.1	—	4.1

Current liabilities	$2,441.5	$271.1	$9.1	$—	$2,721.7

Long-term debt	1,340.3	—	—	—	1,340.3
Other liabilities	68.3	300.7	—	—	369.0
Stockholders’ equity	1,078.2	3,634.4	12.8	(3,647.2)	1,078.2

Total liabilities and stockholders’ equity	$4,928.3	$4,206.2	$21.9	$(3,647.2)	$5,509.2

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the year ended December 31, 2009
Revenues	$14,642.9	$10,030.8	$75.2	$—	$24,748.9
Operating expenses	13,654.9	9,523.4	72.2	—	23,250.5

Operating income	988.0	507.4	3.0	—	1,498.4
Interest expense, net	(179.6)	(6.5)	(3.0)	—	(189.1)

Income before income taxes	808.4	500.9	—	—	1,309.3
Provision for income taxes	293.0	186.9	2.9	—	482.8

Net income (loss) from continuing operations	515.4	314.0	(2.9)	—	826.5
Net income from discontinued operations, net of tax	—	—	1.1	—	1.1
Equity in earnings of subsidiaries	312.2	—	—	(312.2)	—

Net income (loss)	$827.6	$314.0	$(1.8)	$(312.2)	$827.6

For the year ended December 31, 2008
Revenues	$9,674.6	$12,245.2	$58.2	$—	$21,978.0
Operating expenses	8,865.9	11,768.3	63.3	—	20,697.5

Operating income (loss)	808.7	476.9	(5.1)	—	1,280.5
Non-operating charges, net	(2.0)	—	—	—	(2.0)
Undistributed loss from joint venture	(0.3)	—	—	—	(0.3)
Interest expense, net	(49.7)	(13.1)	(1.8)	—	(64.6)

Income before income taxes	756.7	463.8	(6.9)	—	1,213.6
Provision for income taxes	275.4	160.0	(1.4)	—	434.0

Net income (loss) from continuing operations	481.3	303.8	(5.5)	—	779.6
Net loss from discontinued operations, net of tax	—	—	(3.5)	—	(3.5)
Equity earnings of subsidiaries	294.8	—	—	(294.8)	—

Net income (loss)	$776.1	$303.8	$(9.0)	$(294.8)	$776.1

For the year ended December 31, 2007
Revenues	$9,382.6	$12,390.5	$50.9	$—	$21,824.0
Operating expenses	8,692.0	12,027.7	43.5	—	20,763.2

Operating income	690.6	362.8	7.4	—	1,060.8
Non-operating charges, net	(18.6)	—	—	—	(18.6)
Dividend income (expense)	4.5	(4.5)	—	—	—
Undistributed loss from joint venture	(1.3)	—	—	—	(1.3)
Interest expense, net	(78.8)	(16.1)	(1.3)	—	(96.2)

Income before income taxes	596.4	342.2	6.1	—	944.7
Provision for income taxes	249.4	92.8	2.0	—	344.2

Net income from continuing operations	347.0	249.4	4.1	—	600.5
Net loss from discontinued operations, net of tax	—	—	(32.7)	—	(32.7)
Equity in earnings of subsidiaries	220.8	—	—	(220.8)	—

Net income (loss)	$567.8	$249.4	$(28.6)	$(220.8)	$567.8

Condensed Consolidating Statement of Cash Flows

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the year ended December 31, 2009
Net cash flows provided by (used in) operating activities	$1,684.9	$390.8	$8.0	$(312.2)	$1,771.5

Cash flows from investing activities:
Acquisitions, net of cash acquired, and investment in joint venture	(8,881.7)	(465.9)	—	4,675.0	(4,672.6)
Purchase of short-term investments	(1,201.4)	—	—	—	(1,201.4)
Sale of short-term investments	1,198.9	—	—	—	1,198.9
Purchase of property and equipment	(116.6)	(24.5)	(8.3)	—	(149.4)
Other	6.4	(2.7)	(1.6)	—	2.1

Net cash (used in) provided by investing activities	(8,994.4)	(493.1)	(9.9)	4,675.0	(4,822.4)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	2,491.6	—	—	—	2,491.6
Net proceeds from stock issuance	1,569.1	—	—	—	1,569.1
Repayment of long-term debt	(420.1)	—	—	—	(420.1)
Deferred financing fees	(79.5)	—	—	—	(79.5)
Tax benefit relating to employee stock-based compensation	13.4	—	—	—	13.4
Net proceeds from employee stock plans	12.5	—	—	—	12.5
Net transactions with parent	4,239.4	103.4	20.0	(4,362.8)	—

Net cash provided by (used in) financing activities	7,826.4	103.4	20.0	(4,362.8)	3,587.0

Effect of foreign currency translation adjustment	—	—	3.6	—	3.6

Net increase in cash and cash equivalents	516.9	1.1	21.7	—	539.7
Cash and cash equivalents at beginning of period	488.1	8.9	33.7	—	530.7

Cash and cash equivalents at end of period	$1,005.0	$10.0	$55.4	$—	$1,070.4

Condensed Consolidating Statement of Cash Flows

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the year ended December 31, 2008
Net cash flows provided by (used in) operating activities	$1,265.2	$89.0	$43.6	$(294.8)	$1,103.0

Cash flows from investing activities:
Acquisitions, net of cash acquired, and investment in joint venture	(251.5)	—	—	—	(251.5)
Purchase of property and equipment	(66.8)	(11.7)	(7.3)	—	(85.8)
Proceeds from sale of business	27.7	—	—	—	27.7
Other	(11.0)	—	—	—	(11.0)

Net cash (used in) investing activities	(301.6)	(11.7)	(7.3)	—	(320.6)

Cash flows from financing activities:
Repayment of long-term debt	(260.0)	—	—	—	(260.0)
Tax benefit relating to employee stock-based compensation	42.1	—	—	—	42.1
Net proceeds from employee stock plans	31.9	—			31.9
Treasury stock acquired	(494.4)	—	—	—	(494.4)
Net transactions with parent	(181.4)	(84.8)	(28.6)	294.8	—

Net cash (used in) provided by financing activities	(861.8)	(84.8)	(28.6)	294.8	(680.4)

Effect of foreign currency translation adjustment	—	—	(6.0)	—	(6.0)

Net increase (decrease) in cash and cash equivalents	101.8	(7.5)	1.7	—	96.0
Cash and cash equivalents at beginning of period	386.3	16.4	32.0	—	434.7

Cash and cash equivalents at end of period	$488.1	$8.9	$33.7	$—	$530.7

Condensed Consolidating Statement of Cash Flows

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the year ended December, 2007
Net cash flows provided by (used in) operating activities	$479.0	$593.5	$(24.4)	$(220.8)	$827.3

Cash flows from investing activities:
Acquisitions, net of cash acquired, and investment in joint venture	(14.3)	—	—	—	(14.3)
Purchase of property and equipment	(46.0)	(26.8)	(2.2)	—	(75.0)
Other	33.5	—	—	—	33.5

Net cash (used in) investing activities continued operations	(26.8)	(26.8)	(2.2)	—	(55.8)
Net cash (used in) investing activities discontinued operations	—	—	(2.5)	—	(2.5)

Net cash (used in) investing activities	(26.8)	(26.8)	(4.7)	—	(58.3)

Cash flows from financing activities:
Proceeds from long-term debt	800.0	—	—	—	800.0
Repayment of long-term debt	(180.1)	—	—	—	(180.1)
Repayment of revolving credit line, net	(50.0)	—	—	—	(50.0)
Tax benefit relating to employee stock-based compensation	49.4	—	—	—	49.4
Treasury stock acquired	(1,140.3)	—	—	—	(1,140.3)
Other	51.3	—	—	—	51.3
Net transactions with parent	302.1	(556.5)	33.6	220.8	—

Net cash (used in) provided by financing activities	(167.6)	(556.5)	33.6	220.8	(469.7)

Effect of foreign currency translation adjustment	—	—	4.4	—	4.4

Net increase in cash and cash equivalents	284.6	10.2	8.9	—	303.7
Cash and cash equivalents at beginning of period	101.7	6.2	23.1	—	131.0

Cash and cash equivalents at end of period	$386.3	$16.4	$32.0	$—	$434.7

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A — Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a–15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
We have excluded NextRx from the assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009. NextRx is a wholly-owned subsidiary whose total assets and total revenues represent 32.0% and 5.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
          The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “I. Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”; provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.
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

PART IV
Item 15 — Exhibits, Financial Statement Schedules
Documents filed as part of this Report:
          (1) Financial Statements
The following report of independent accountants and our consolidated financial statements are contained in Item 8—Consolidated Financial Statements and Supplementary Data of this Report
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2009 and 2008
Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
          (2) The following financial statement schedule is contained in this Report.
II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2008 and 2007
     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.
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

EXPRESS SCRIPTS, INC.
February 24, 2010	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Paz George Paz	Chairman, President and Chief Executive Officer	February 24, 2010

/s/ Jeffrey Hall Jeffrey Hall	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2010

/s/ Kelley Elliott Kelley Elliott	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 24, 2010

/s/ Gary G. Benanav Gary G. Benanav	Director	February 24, 2010

/s/ Frank J. Borelli Frank J. Borelli	Director	February 24, 2010

/s/ Maura C. Breen Maura C. Breen	Director	February 24, 2010

/s/ Nicholas J. LaHowchic Nicholas J. LaHowchic	Director	February 24, 2010

/s/ Thomas P. Mac Mahon Thomas P. Mac Mahon	Director	February 24, 2010

/s/ Frank Mergenthaler Frank Mergenthaler	Director	February 24, 2010

Signature	Title	Date

/s/ Woodrow A. Myers, Jr. Woodrow A. Myers, Jr.	Director	February 24, 2010

/s/ John O. Parker John O. Parker	Director	February 24, 2010

/s/ Samuel Skinner Samuel Skinner	Director	February 24, 2010

/s/ Seymour Sternberg Seymour Sternberg	Director	February 24, 2010

/s/ Barrett A. Toan Barrett A. Toan	Director	February 24, 2010

EXPRESS SCRIPTS, INC.
Schedule II — Valuation and Qualifying Accounts and Reserves of Continuing Operations
Years Ended December 31, 2009, 2008, and 2007

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
	Balance at	Charges	Charges
	Beginning of	to Costs and	to Other		Balance at End
Description	Period	Expenses	Accounts	Deductions(1)	of Period

Allowance for Doubtful Accounts Receivable
Year Ended 12/31/07	$61.4	$36.7	$—	$22.7	$75.4
Year Ended 12/31/08	$75.4	$30.1	$7.4	$36.1	$76.8
Year Ended 12/31/09	$76.8	$24.1	$13.6	$21.0	$93.5

Valuation Allowance for Deferred Tax Assets
Year Ended 12/31/07	$6.0	$2.3	$—	$—	$8.3
Year Ended 12/31/08	$8.3	$3.4	$—	$—	$11.7
Year Ended 12/31/09	$11.7	$4.4	$—	$—	$16.1

(1)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS
(Express Scripts, Inc. — Commission File Number 0-20199)

Exhibit
Number	Exhibit
2.1	Stock and Interest Purchase Agreement among the Company and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

3.1[1]	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2[1]	Third Amended and Restated Bylaws, as amended.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

4.2	Rights Agreement, dated as of July 25, 2001, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

4.4	Amendment No. 2 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated December 18, 2009, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009.

4.5	Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.6	First Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.7	Second Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.3 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.8	Third Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.4 to the Company’s Current Report on Form 8-K filed June 10, 2009.

10.1[2]	Amended and Restated Express Scripts, Inc. 1992 Employee Stock Option Plan, incorporated by reference to Exhibit No. 10.78 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1994.

10.2[2]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit D to the Company’s Proxy Statement dated April 22, 1999.

10.3[2]	Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan incorporated by reference to Exhibit F to the Company’s Proxy Statement dated April 22, 1999.

10.4[2]	Amended and Restated Express Scripts, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit No. 10.79 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1994.

Exhibit
Number	Exhibit
10.5[2]	First Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 9, 1996.

10.6[2]	Second Amendment to Express Scripts, Inc. Amended and Restated 1992 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit G to the Company’s Proxy Statement dated April 22, 1999.

10.7[2]	Amended and Restated Express Scripts, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit No. 10.80 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1994.

10.8[2]	First Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 16, 1997.

10.9[2]	Second Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1998.

10.10[2]	Third Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit C to the Company’s Proxy Statement dated April 22, 1999.

10.11[2]	Fourth Amendment to Express Scripts, Inc. Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit E to the Company’s Proxy Statement dated April 22, 1999.

10.12[2]	Amended and Restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.13[2]	Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

10.14[2]	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 18, 2006.

10.15[2]	Amended and Restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 14, 2008.

10.16[2]	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code), incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2007.

10.17[2]	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2007.

10.18[2]	Amended and Restated Executive Employment Agreement, dated as of October 31, 2008, and effective as of November 1, 2008, between the Company and George Paz, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.19[2]	Form of Amended and Restated Executive Employment Agreement entered into between the Company and certain key executives (including all of the Company’s named executive officers other than Mr. Paz), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.20[2]	Form of Stock Option Agreement used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.21[2]	Form of Restricted Stock Agreement used with respect to grants of restricted stock by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

Exhibit
Number	Exhibit
10.22[2]	Form of Performance Share Award Agreement used with respect to grants of performance shares by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.23[2]	Form of Stock Appreciation Right Award Agreement used with respect to grants of stock appreciation rights under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2006.

10.24[2]	Form of Restricted Stock Unit Agreement used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K filed March 3, 2009.

10.25[2]	Description of Compensation Payable to Non-Employee Directors, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2008.

10.26[2]	Summary of Named Executive Officer 2009 Salaries, 2008 Bonus Awards, 2009 Maximum Bonus Potential, and 2009 Equity and Performance Awards, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2009.

10.27	Form of Indemnification Agreement entered into between the Company and each member of its Board of Directors, and between the Company and certain key executives (including all of the Company’s named executive officers), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2006.

10.28	Credit Agreement, dated as of October 14, 2005, among the Company, Credit Suisse, as administrative agent, Citigroup Global Markets Inc., as syndication agent, Bank of Nova Scotia, Calyon New York Branch, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., The Royal Bank of Scotland plc, Sun Trust and Union Bank of California, as co-documentation agents and the lenders named therein, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2005.

10.29	Amendment No. 1 and Consent No. 1 to Credit Agreement, dated as of May 7, 2007, among the Company, Credit Suisse, as administrative agent, and the lenders named therein, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2007.

10.301*	Pharmacy Benefits Management Services Agreement, dated as of December 1, 2009, between the Company and WellPoint, Inc., on behalf of itself and certain designated affiliates.

11.1	Statement regarding computation of earnings per share (See Note 1 to the audited consolidated financial statements).

12.1[1]	Statement regarding computation of ratio of earnings to fixed charges.

18.1	Preferability Letter from Pricewaterhouse Coopers, LLC, the Company’s independent registered public accounting firm, incorporated by reference to Exhibit No. 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008.

21.1[1]	List of Subsidiaries.

23.1[1]	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

Exhibit
Number	Exhibit
32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

101.1[3]	XBRL Taxonomy Instance Document.

101.2[3]	XBRL Taxonomy Extension Schema Document.

101.3[3]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[3]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[3]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[3]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

2	Management contract or compensatory plan or arrangement.

3	Furnished, not filed.

*	Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission.