Form 10-Q
period 2010-03-31
EXPRESS SCRIPTS INC
filed 2010-04-28
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common stock outstanding as of March 31, 2010: 274,048,000 Shares

EXPRESS SCRIPTS, INC.
INDEX

Part I Financial Information

Item 1. Financial Statements (unaudited)	3

a) Unaudited Consolidated Balance Sheet	3

b) Unaudited Consolidated Statement of Operations	4

c) Unaudited Consolidated Statement of Changes in Stockholders’ Equity	5

d) Unaudited Consolidated Statement of Cash Flows	6

e) Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

Part II Other Information

Item 1. Legal Proceedings	29

Item 1A. Risk Factors – (Not Applicable)	—

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities – (Not Applicable)	—

Item 4. Removed and Reserved	—

Item 5. Other Information – (Not Applicable)	—

Item 6. Exhibits	30

Signatures	31

Index to Exhibits	32
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	March 31,	December 31,
(in millions, except share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,443.1	$1,070.4
Restricted cash and investments	10.0	9.1
Receivables, net	2,121.3	2,521.2
Inventories	297.0	313.0
Deferred taxes	141.0	135.0
Prepaid expenses and other current assets	27.2	94.8

Total current assets	4,039.6	4,143.5
Property and equipment, net	362.9	354.1
Goodwill	5,521.4	5,519.2
Other intangible assets, net	1,842.5	1,882.6
Other assets	32.5	31.8

Total assets	$11,798.9	$11,931.2

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$2,647.0	$2,850.7
Accounts payable	736.8	706.9
Accrued expenses	645.6	552.4
Current maturities of long-term debt	1,160.1	1,340.1
Current liabilities of discontinued operations	—	6.7

Total current liabilities	5,189.5	5,456.8
Long-term debt	2,492.8	2,492.5
Other liabilities	469.6	430.1

Total liabilities	8,151.9	8,379.4

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 authorized, $0.01 par value per share; shares issued: 345,110,000 and 345,279,000, respectively; shares outstanding: 274,048,000 and 275,007,000, respectively	3.5	3.5
Additional paid-in capital	2,283.0	2,260.0
Accumulated other comprehensive income	18.0	14.1
Retained earnings	4,448.8	4,188.6

	6,753.3	6,466.2
Common stock in treasury at cost, 71,062,000 and 70,272,000 shares, respectively	(3,106.3)	(2,914.4)

Total stockholders’ equity	3,647.0	3,551.8

Total liabilities and stockholders’ equity	$11,798.9	$11,931.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended
	March 31,
(in millions, except per share data)	2010	2009
Revenues [1]	$11,143.9	$5,422.8
Cost of revenues [1]	10,478.9	4,888.7

Gross profit	665.0	534.1
Selling, general and administrative	210.9	178.6

Operating income	454.1	355.5

Other (expense) income:
Interest income	1.7	0.9
Interest expense	(42.8)	(17.1)

	(41.1)	(16.2)

Income before income taxes	413.0	339.3
Provision for income taxes	152.8	124.6

Net income from continuing operations	260.2	214.7
Net loss from discontinued operations, net of tax	—	(0.3)

Net income	$260.2	$214.4

Weighted average number of common shares outstanding during the period:
Basic	274.9	247.6
Diluted	277.9	249.3

Basic earnings per share:
Continuing operations	$0.95	$0.87
Discontinued operations	—	—
Net earnings	0.95	0.87

Diluted earnings per share:
Continuing operations	$0.94	$0.86
Discontinued operations	—	—
Net earnings	0.94	0.86

[1]	Includes retail pharmacy co-payments of $1,662.6 million and $822.7 million for the three months ended March 31, 2010 and 2009, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number
	of Shares	Amount
				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
(in millions)	Stock	Stock	Capital	Income	Earnings	Stock	Total
Balance at December 31, 2009	345.3	$3.5	$2,260.0	$14.1	$4,188.6	$(2,914.4)	$3,551.8
Comprehensive income:
Net income	—	—	—	—	260.2	—	260.2
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	3.9	—	—	3.9

Comprehensive income	—	—	—	3.9	260.2	—	264.1
Treasury stock acquired	—	—	—	—	—	(218.2)	(218.2)
Changes in stockholders’ equity related to employee stock plans	(0.2)	—	23.0	—	—	26.3	49.3

Balance at March 31, 2010	345.1	$3.5	$2,283.0	$18.0	$4,448.8	$(3,106.3)	$3,647.0
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(in millions)	2010	2009
Cash flows from operating activities:
Net income	$260.2	$214.4
Net loss from discontinued operations, net of tax	—	0.3

Net income from continuing operations	260.2	214.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.7	24.6
Deferred financing fees	1.3	0.6
Non-cash adjustments to net income	39.5	20.5
Changes in operating assets and liabilities:
Claims and rebates payable	(203.7)	(15.3)
Other net changes in operating assets and liabilities	603.8	41.3

Net cash provided by operating activities—continuing operations	760.8	286.4
Net cash used in operating activities—discontinued operations	—	(0.1)

Net cash flows provided by operating activities	760.8	286.3

Cash flows from investing activities:
Purchases of property and equipment	(34.2)	(13.6)
Other	5.2	3.2

Net cash used in investing activities	(29.0)	(10.4)

Cash flows from financing activities:
Treasury stock acquired	(218.2)	—
Repayment of long-term debt	(180.0)	(80.0)
Tax benefit relating to employee stock compensation	26.7	0.3
Net proceeds (cash used) from employee stock plans	10.7	(1.4)

Net cash used in financing activities	(360.8)	(81.1)

Effect of foreign currency translation adjustment	1.7	(0.5)

Net increase in cash and cash equivalents	372.7	194.3
Cash and cash equivalents at beginning of period	1,070.4	530.7

Cash and cash equivalents at end of period	$1,443.1	$725.0

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Summary of significant accounting policies
     Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, we believe the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. For a full description of our accounting policies, refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the Unaudited Consolidated Balance Sheet at March 31, 2010, the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2010, and the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Note 2 – Fair value measurements
     Financial Accounting Standards Board (“FASB”) guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     Financial assets accounted for at fair value on a recurring basis at March 31, 2010 and December 31, 2009 include cash equivalents of $1,335.2 million and $909.8 million, restricted cash and investments of $10.0 million and $9.1 million, and trading securities of $12.0 million and $11.4 million (included in other assets), respectively. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with weighted average maturities of less than 90 days.
     As of December 31, 2009, short-term investments included our investment in the Reserve Primary Fund (the “Primary Fund”), which is a money market fund. We recognized an unrealized loss of $2.0 million in the third quarter of 2008, when the net asset value of the Primary Fund decreased below $1 per share. We have received cash distributions from the Primary Fund totaling $48.7 million since the third quarter of 2008, including a $3.3 million receipt during the first quarter of 2010. Upon receipt of this cash distribution, we recognized a gain of $1.4 million, which is recorded in interest income, and reduced the net balance of the investment to zero. The estimated fair value of our investment in the Primary Fund was $1.9 million as of December 31, 2009. We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy.

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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

5.25% senior notes due 2012, net of unamortized discount	$999.4	$1,065.0	$999.4	$1,068.6
6.25% senior notes due 2014, net of unamortized discount	996.3	1,107.5	996.1	1,095.7
7.25% senior notes due 2019, net of unamortized discount	496.9	580.6	496.8	591.6

Total	$2,492.6	$2,753.1	$2,492.3	$2,755.9
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
Note 3 – Acquisition
     On December 1, 2009, we completed the purchase of 100% of the shares and equity interests of certain subsidiaries of WellPoint, Inc. (“WellPoint”) that provide pharmacy benefit management services (“NextRx” or the “NextRx PBM Business”), in exchange for total consideration of $4.675 billion paid in cash, which is subject to a purchase price adjustment for working capital. The purchase price adjustment for working capital was finalized in the second quarter of 2010 and did not have a material impact. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 26.45 million shares of common stock completed June 10, 2009 resulting in net proceeds of $1,569.1 million. This acquisition is reported as part of our PBM segment.
     The parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction which results in the goodwill and other intangibles generated being tax deductible over 15 years. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed. Additionally, at the closing of the acquisition, we entered into a 10-year contract with WellPoint (the “PBM agreement”) under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates which were previously provided by NextRx. The services provided under the PBM Agreement include retail network pharmacy management, home delivery and specialty pharmacy services, drug formulary management, claims adjudication and other services consistent with those provided to other PBM clients.

     The following unaudited pro forma information presents a summary of our combined results of operations and those of the NextRx PBM Business for the three months ended March 31, 2009 as if the acquisition and financing transactions had occurred at January 1, 2009, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. This information is presented with actual results from the three months ended March 31, 2010 for comparative purposes. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the PBM business:

	Three Months Ended
	March 31,
(in millions, except per share data)	2010	2009

Total revenues	$11,143.9	$9,372.4
Net income from continuing operations	260.2	235.9
Basic earnings per share from continuing operations	0.95	0.86
Diluted earnings per share from continuing operations	$0.94	$0.86
     The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. Because information may become available within the measurement period (one year from the date of acquisition) which indicates a potential change to these valuations, the purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price prior to or during the fourth quarter of 2010. The components of the preliminary purchase price allocation for NextRx are as follows:

Allocation of Purchase Price (in millions):

Current assets	$937.0
Property and equipment	42.7
Acquired intangible assets	1,585.0
Goodwill	2,688.2
Liabilities assumed	(577.9)

Total	$4,675.0

     The values of the tangible net assets in the above table are representative of the fair values of those assets and liabilities. The current assets of $937.0 million are primarily comprised of pharmaceutical manufacturer rebate receivables, which have historically experienced better collection rates than other customer trade receivables. As a result, the allowance for doubtful accounts related to these receivables is lower than our book of business average. The liabilities assumed of $577.9 million are primarily comprised of rebates payable to clients.
     A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $1,585.0 million. These assets are included in other intangible assets on the unaudited consolidated balance sheet. The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $2,688.2 million. The goodwill is the result of synergies derived from our ability to drive growth in generic and mail order utilization and supply chain savings from both drug manufacturers and the retail network.

Note 4 – Goodwill and other intangible assets
     The following is a summary of our goodwill and other intangible assets (amounts in millions) for our two reportable segments PBM and Emerging Markets (“EM”):

		March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill
PBM	$5,474.4	$(107.4)	$5,367.0	$5,472.1	$(107.3)	$5,364.8
EM	154.4	—	154.4	154.4	—	154.4

	$5,628.8	$(107.4)	$5,521.4	$5,626.5	$(107.3)	$5,519.2

Other intangible assets
PBM
Customer contracts	$2,018.5	$(235.0)	$1,783.5	$2,018.3	$(197.8)	$1,820.5
Other	27.9	(12.2)	15.7	27.9	(10.9)	17.0

	2,046.4	(247.2)	1,799.2	2,046.2	(208.7)	1,837.5

EM
Customer relationships	72.4	(31.5)	40.9	72.4	(29.7)	42.7
Other	2.4	—	2.4	2.4	—	2.4

	74.8	(31.5)	43.3	74.8	(29.7)	45.1

Total other intangible assets	$2,121.2	$(278.7)	$1,842.5	$2,121.0	$(238.4)	$1,882.6

     The aggregate amount of amortization expense of other intangible assets for our continuing operations was $40.1 million and $9.3 million for the three months ended March 31, 2010 and 2009, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to the PBM agreement has been included as an offset to revenues in the amount of $28.5 million for the three months ended March 31, 2010. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $159.7 million for 2010, $157.9 million for 2011, $157.1 million for 2012, $156.5 million for 2013, and $152.1 million for 2014. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 3 to 10 years for other intangible assets.
     A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM	Total

Balance at December 31, 2009	5,364.8	154.4	5,519.2
Adjustment to purchase price allocation(1)	1.5	—	1.5
Foreign currency translation and other	0.7	—	0.7

Balance at March 31, 2010	$5,367.0	$154.4	$5,521.4

(1)	Represents adjustments to preliminary assignment of fair value to net assets acquired for NextRx.
     See Note 3 for further information on goodwill related to recent acquisitions.
     During the first quarter of 2010, we received notification of a client contract loss in one of our smaller EM lines of business. The client contract will remain in effect through December 31, 2010. As a result of this client loss, we reassessed carrying values of assets and liabilities in this business unit in the first quarter of 2010. We are currently assessing the strategic options for this business. Based on the assessment of these options, we have concluded that there was no goodwill impairment as of March 31, 2010. As circumstances change, we will continue to re-evaluate the fair value of the business' assets as compared to the carrying values and there still exists the possibility of an impairment charge in 2010. As of March 31, 2010, the total assets for this business were $39.8 million which includes goodwill and intangible assets of $23.8 million. During the annual impairment analysis in 2009, this reporting unit's fair value was in excess of its carrying value by approximately 100%.

     During 2009, the valuations of two other reporting units in our EM segment yielded fair values which were less than 20% in excess of their carrying value and we concluded that no impairment existed since their fair value exceeded their carrying value. As of March 31, 2010, the total assets which include goodwill and the intangible assets of these two reporting units were approximately $370.0 million and $28.0 million, respectively. During the first quarter of 2010, there have been no events or circumstances relative to these reporting units that would require a re-evaluation of the fair value of the EM segment assets as compared to the carrying values. The fair value of both reporting units was determined using the income approach whereby estimated future discounted cash flows are used to develop fair value.
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

	Three Months Ended
	March 31,
(in millions)	2010(1)	2009

Weighted average number of common shares outstanding during the period – Basic EPS(2)	274.9	247.6
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(2)	3.0	1.7

Weighted average number of common shares outstanding during the period – Diluted EPS(2)	277.9	249.3

(1)	The increase in weighted average number of common shares outstanding for the three months ended March 31, 2010 for Basic and Diluted EPS resulted from the 26.45 million shares issued in the common stock offering on June 10, 2009 (see Note 7).

(2)	Excludes awards of 1.4 million and 4.4 million for the three months ended March 31, 2010 and 2009, respectively. These were excluded because their effect was anti-dilutive.
     The above shares are all calculated under the “treasury stock” method.

Note 6 – Financing
     Long-term debt consists of:

	March 31,	December 31,
(in millions)	2010	2009

Term A loans due October 14, 2010 with an average interest rate of 0.9% at March 31, 2010	$360.0	$540.0
Term-1 loans due October 14, 2010 with an average interest rate of 0.8% at March 31, 2010	800.0	800.0
5.25% senior notes due 2012, net of unamortized discount	999.4	999.4
6.25% senior notes due 2014, net of unamortized discount	996.3	996.1
7.25% senior notes due 2019, net of unamortized discount	496.9	496.8
Revolving credit facility due October 14, 2010	—	—
Other	0.3	0.3

Total debt	3,652.9	3,832.6

Less current maturities	1,160.1	1,340.1

Long-term debt	$2,492.8	$2,492.5

     At March 31, 2010 our credit facility includes $360.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility. The revolving credit facility (none of which was outstanding as of March 31, 2010) is available for general corporate purposes. During the first three months of 2010, we made scheduled payments of $180.0 million on the Term A loan. We anticipate that the current cash balances and the cash flow from operations will be sufficient to re-pay the principal balances when due and make our scheduled payments for those contractual obligations and capital commitments included in our Annual Report on Form 10-K for the year ended December 31, 2009. While it is our current intention to re-pay these loans when due, we may enter into a new loan facility to provide additional liquidity. At March 31, 2010, our remaining Term A loans and Term-1 loans obligation is $1,160.0 million and our cash and cash equivalents are $1,443.1 million.
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
     At March 31, 2010, the weighted average interest rate on the facility was 0.8%. The credit facility contains covenants which limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At March 31, 2010, we believe we were in compliance in all material respects with all covenants associated with our credit facility.
     On June 9, 2009, we issued $2.5 billion of senior notes, including $1.0 billion aggregate principal amount of 5.25% senior notes due 2012; $1.0 billion aggregate principal amount of 6.25% senior notes due 2014 and $500 million aggregate principal amount of 7.25% senior notes due 2019. The senior notes require interest to be paid semi-annually on June 15 and December 15. We may redeem some or all of each series of senior notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to any 2012 notes, 2014 notes and 2019 notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.

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
Note 8 – Stock-based compensation plans
     Under our stock-based compensation plans, we have issued stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock awards, restricted stock units, and performance share awards. Awards are typically settled using treasury shares. The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the first three months of 2010, we granted 1,184,000 stock options with a weighted average fair market value of $31.95. The SSRs and stock options have three-year graded vesting.
     During the first three months of 2010, we granted to certain officers and employees approximately 131,000 restricted stock units and performance shares with a weighted average fair market value of $98.99. The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original value of the performance share grants is subject to a multiplier of 2.5 based on certain performance metrics. During the first quarter of 2010, approximately 106,000 additional performance shares were granted to certain officers for exceeding certain performance metrics. The total number of non-vested restricted stock and performance share awards was 530,000 at March 31, 2010 and 600,000 at December 31, 2009.
     We recognized stock-based compensation expense of $11.9 million and $9.6 million in the three months ended March 31, 2010 and 2009, respectively. Unamortized stock-based compensation as of March 31, 2010 was $46.8 million for stock options and SSRs and $24.1 million for restricted stock and performance shares.
     The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

Three Months Ended
March 31,
	2010	2009

Expected life of option	3-5 years	3-5 years
Risk-free interest rate	1.3%-2.3%	1.3%-1.9%
Expected volatility of stock	37%-40%	35%-39%
Expected dividend yield	None	None
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
     While we believe our services and business practices are in compliance with applicable laws, rules and regulations in all material respects, we cannot predict the outcome of any such legal proceedings, investigations or claims at this time. An unfavorable outcome in one or more of these matters could result in the imposition of judgments, monetary fines or penalties, or injunctive or administrative remedies. We can give no assurance that such judgments, fines and remedies, and future costs associated with any such matters, would not have a material adverse effect on our financial condition, our consolidated results of operations or our consolidated cash flows.
Note 10 – Segment information
     We report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment.
     During the first quarter of 2010, we received notification of a client contract loss in one of our smaller EM lines of business. The client contract will remain in effect through December 31, 2010. As a result of this client loss, we reassessed carrying values of assets and liabilities in this business unit in the first quarter of 2010. We are currently assessing the strategic options for this business. Based on the assessment of these options, we have concluded that there was no goodwill impairment as of March 31, 2010. As circumstances change, we will continue to re-evaluate the fair value of the business' assets as compared to the carrying values and there still exists the possibility of an impairment charge in 2010. As of March 31, 2010, the total assets for this business were $39.8 million which includes goodwill and intangible assets of $23.8 million. During the annual impairment analysis in 2009, this reporting unit's fair value was in excess of its carrying value by approximately 100%.
     During 2009, the valuations of two other reporting units in our EM segment yielded fair values which were less than 20% in excess of their carrying value and we concluded that no impairment existed since their fair value exceeded their carrying value. As of March 31, 2010, the total assets which include goodwill and the intangible assets of these two reporting units were approximately $370.0 million and $28.0 million, respectively. During the first quarter of 2010, there have been no events or circumstances relative to these reporting units that would require a re-evaluation of the fair value of the EM segment assets as compared to the carrying values. The fair value of both reporting units was determined using the income approach whereby estimated future discounted cash flows are used to develop fair value.

     Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three months ended March 31, 2010 and 2009.

(in millions)	PBM	EM	Total

For the three months ended March 31, 2010
Product revenue:
Network revenues(1)	$7,521.5	$—	$7,521.5
Home delivery and specialty revenues(2)	3,230.6	—	3,230.6
Other revenues	—	324.1	324.1

Service revenues	59.3	8.4	67.7

Total revenues	10,811.4	332.5	11,143.9
Depreciation and amortization expense	56.7	3.0	59.7
Operating income	450.6	3.5	454.1
Interest income			1.7
Interest expense			(42.8)

Income before income taxes			413.0
Capital expenditures	33.5	0.7	34.2

For the three months ended March 31, 2009
Product revenue:
Network revenues(1)	$3,250.6	$—	$3,250.6
Home delivery and specialty revenues	1,797.8	—	1,797.8
Other revenues	—	300.0	300.0
Service revenues	64.1	10.3	74.4

Total revenues	5,112.5	310.3	5,422.8
Depreciation and amortization expense	21.4	3.2	24.6
Operating income	351.7	3.8	355.5
Interest income			0.9
Interest expense			(17.1)

Income before income taxes			339.3
Capital expenditures	13.4	0.2	13.6

(1)	Includes retail pharmacy co-payments of $1,662.6 million and $822.7 million for the three months ended March 31, 2010 and 2009, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.
     The following table presents balance sheet information about our reportable segments:

(in millions)	PBM	EM	Total

As of March 31, 2010
Total assets	$11,289.3	$509.6	$11,798.9
Investment in equity method investees	4.3	—	4.3

As of December 31, 2009
Total assets	$11,560.3	$370.9	$11,931.2
Investment in equity method investees	4.1	—	4.1
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
     Revenues earned by our Canadian PBM totaled $12.2 million and $10.8 million for the three months ended March 31, 2010 and 2009, respectively. All other revenues were earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $14.7 million and $15.2 million as of March 31, 2010 and December 31, 2009, respectively. All other long-lived assets are domiciled in the United States.
Note 11 – Condensed consolidating financial information
     Our senior notes are jointly and severally and fully and unconditionally guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. Effective June 30, 2008, CuraScript Infusion Pharmacy, Inc. was sold. The assets, liabilities, and operations from this former subsidiary are included as discontinued operations in those of the non-guarantors. Subsequent to the acquisition of NextRx, the assets, liabilities and operations of the 100% owned domestic subsidiaries have been included in those of the guarantors. The following presents the condensed consolidating financial information separately for:
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

(v)	Express Scripts, Inc. and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
As of March 31, 2010
Cash and cash equivalents	$1,333.3	$40.7	$69.1	$—	$1,443.1
Restricted cash and investments	—	8.4	1.6	—	10.0
Receivables, net	1,249.0	861.7	10.6	—	2,121.3
Other current assets	98.5	362.9	3.8	—	465.2

Current assets	$2,680.8	$1,273.7	$85.1	$—	$4,039.6

Property and equipment, net	239.9	112.5	10.5	—	362.9
Investments in subsidiaries	6,038.2	—	—	(6,038.2)	—
Intercompany	(2,863.6)	2,960.5	(96.9)	—	—
Goodwill	2,940.6	2,555.2	25.6	—	5,521.4
Other intangible assets, net	1,513.5	324.8	4.2	—	1,842.5
Other assets	21.8	8.7	2.0	—	32.5

Total assets	$10,571.2	$7,235.4	$30.5	$(6,038.2)	$11,798.9

Claims and rebates payable	$2,181.5	$465.5	$—	$—	$2,647.0
Accounts payable	703.4	30.4	3.0	—	736.8
Accrued expenses	306.6	331.9	7.1	—	645.6
Current maturities of long-term debt	1,160.0	0.1	—	—	1,160.1

Current liabilities	$4,351.5	$827.9	$10.1	$—	$5,189.5

Long-term debt	2,492.8	—	—	—	2,492.8
Other liabilities	79.9	378.0	11.7	—	469.6
Stockholders’ equity	3,647.0	6,029.5	8.7	(6,038.2)	3,647.0

Total liabilities and stockholders’ equity	$10,571.2	$7,235.4	$30.5	$(6,038.2)	$11,798.9

As of December 31, 2009
Cash and cash equivalents	$1,005.0	$10.0	$55.4	$—	$1,070.4
Restricted cash and investments	—	7.5	1.6	—	9.1
Receivables, net	1,179.8	1,331.5	9.9	—	2,521.2
Other current assets	196.0	341.2	5.6	—	542.8

Current assets	$2,380.8	$1,690.2	$72.5	$—	$4,143.5

Property and equipment, net	239.6	103.5	11.0	—	354.1
Investments in subsidiaries	5,970.2	—	—	(5,970.2)	—
Intercompany	(2,387.2)	2,467.5	(80.3)	—	—
Goodwill	2,939.2	2,555.2	24.8	—	5,519.2
Other intangible assets, net	1,543.9	334.4	4.3	—	1,882.6
Other assets	21.3	8.6	1.9	—	31.8

Total assets	$10,707.8	$7,159.4	$34.2	$(5,970.2)	$11,931.2

Claims and rebates payable	$2,264.3	$586.4	$—	$—	$2,850.7
Accounts payable	674.4	29.5	3.0	—	706.9
Accrued expenses	312.7	228.4	11.3	—	552.4
Current maturities of long-term debt	1,340.0	0.1	—	—	1,340.1
Current liabilities of discontinued operations	—	—	6.7	—	6.7

Current liabilities	$4,591.4	$844.4	$21.0	$—	$5,456.8

Long-term debt	2,492.5	—	—	—	2,492.5
Other liabilities	72.1	356.3	1.7	—	430.1
Stockholders’ equity	3,551.8	5,958.7	11.5	(5,970.2)	3,551.8

Total liabilities and stockholders’ equity	$10,707.8	$7,159.4	$34.2	$(5,970.2)	$11,931.2

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2010
Revenues	$7,394.5	$3,728.2	$21.2	$—	$11,143.9
Operating expenses	7,051.6	3,614.0	24.2	—	10,689.8

Operating income (loss)	342.9	114.2	(3.0)	—	454.1
Interest expense, net	(39.6)	(1.5)	—	—	(41.1)

Income (loss) before income taxes	303.3	112.7	(3.0)	—	413.0
Provision for income taxes	110.3	42.5	—	—	152.8

Net income (loss) from continuing operations	193.0	70.2	(3.0)	—	260.2
Equity in earnings of subsidiaries	67.2	—	—	(67.2)	—

Net income (loss)	$260.2	$70.2	$(3.0)	$(67.2)	$260.2

For the three months ended March 31, 2009
Revenues	$3,169.5	$2,236.2	$17.1	$—	$5,422.8
Operating expenses	2,901.3	2,151.8	14.2	—	5,067.3

Operating income	268.2	84.4	2.9	—	355.5
Interest expense, net	(13.5)	(2.2)	(0.5)	—	(16.2)

Income before income taxes	254.7	82.2	2.4	—	339.3
Provision for income taxes	92.4	31.3	0.9	—	124.6

Net income from continuing operations	162.3	50.9	1.5	—	214.7
Net loss from discontinued operations, net of tax	—	—	(0.3)	—	(0.3)
Equity earnings of subsidiaries	52.1	—	—	(52.1)	—

Net income (loss)	$214.4	$50.9	$1.2	$(52.1)	$214.4

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended March 31, 2010
Net cash flows provided by (used in) operating activities	$291.3	$537.4	$(0.7)	$(67.2)	$760.8

Cash flows from investing activities:
Purchase of property and equipment	(17.7)	(16.4)	(0.1)	—	(34.2)
Other	3.3	(1.1)	3.0	—	5.2

Net cash (used in) provided by investing activities	(14.4)	(17.5)	2.9	—	(29.0)

Cash flows from financing activities:
Treasury stock acquired	(218.2)	—	—	—	(218.2)
Repayment of long-term debt	(180.0)	—	—	—	(180.0)
Tax benefit relating to employee stock compensation	26.7	—	—	—	26.7
Net proceeds from employee stock plans	10.7	—	—	—	10.7
Net transactions with parent	412.2	(489.2)	9.8	67.2	—

Net cash provided by (used in) financing activities	51.4	(489.2)	9.8	67.2	(360.8)

Effect of foreign currency translation adjustment	—	—	1.7	—	1.7

Net increase in cash and cash equivalents	328.3	30.7	13.7	—	372.7
Cash and cash equivalents at beginning of period	1,005.0	10.0	55.4	—	1,070.4

Cash and cash equivalents at end of period	$1,333.3	$40.7	$69.1	$—	$1,443.1

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended March 31, 2009
Net cash flows provided by (used in) operating activities	$221.2	$116.9	$0.3	$(52.1)	$286.3

Cash flows from investing activities:
Purchase of property and equipment	(12.1)	(0.8)	(0.7)	—	(13.6)
Other	3.2	—	—	—	3.2

Net cash used in investing activities	(8.9)	(0.8)	(0.7)	—	(10.4)

Cash flows from financing activities:
Repayment of long-term debt	(80.0)	—	—	—	(80.0)
Tax benefit relating to employee stock compensation	0.3	—	—	—	0.3
Net proceeds from employee stock plans	(1.4)	—	—	—	(1.4)
Net transactions with parent	50.8	(104.2)	1.3	52.1	—

Net cash (used in) provided by financing activities	(30.3)	(104.2)	1.3	52.1	(81.1)

Effect of foreign currency translation adjustment	—	—	(0.5)	—	(0.5)

Net increase in cash and cash equivalents	182.0	11.9	0.4	—	194.3
Cash and cash equivalents at beginning of period	488.1	8.9	33.7	—	530.7

Cash and cash equivalents at end of period	$670.1	$20.8	$34.1	$—	$725.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 – “Business” and Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.
OVERVIEW
     As one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, we provide healthcare management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physicians’ offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs and company-sponsored generic patient assistance programs.
     Through our Emerging Markets (“EM”) segment, we provide services including: distribution of pharmaceuticals and medical supplies to providers and clinics, distribution of sample units to physicians and verification of practitioner licensure, fertility services to providers and patients, healthcare account administration and implementation of consumer-directed healthcare solutions.
     Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, certain specialty distribution services, and sample fulfillment and accountability services. Tangible product revenue generated by our PBM and EM segments represented 99.4% of revenues for the three months ended March 31, 2010 and 98.6% for the same period of 2009.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
     Our results in the first three months of 2010 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. In the first three months of 2010, we benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, higher generic fill rate (70.2% compared to 67.7% in the same period of 2009) and other actions which helped to reduce ingredient costs. In addition, through the research performed by us and guided by our Center for Cost-Effective Consumerism, we are providing our clients with additional tools designed to generate higher generic fill rates and further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.
     While we believe we are well positioned from a business and financial perspective, we are subject to the current adverse economic environment. These conditions could affect our business in a number of direct and indirect ways.

     We believe the purchase of the shares and equity interests of certain subsidiaries of WellPoint that provide pharmacy benefit management services (“NextRx”, or the “NextRx PBM Business”), as well as the positive trends in gross profit we saw in the first three months of 2010 should continue to generate improvements in our results of operations in the future. We benefited from lower drug purchasing costs and increased generic usage which we believe should continue to offset the negative impact of various economic and marketplace forces affecting pricing and plan structure.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to the “MDA – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.
CLIENTS
     We entered into new long-term contracts with WellPoint and the DoD in the fourth quarter of 2009. As a result, we have a higher concentration of revenues among these clients in the first quarter of 2010. For the first quarter of 2010, our top five clients collectively represented 53.2% of revenues. Our two largest clients, WellPoint and the DoD, represented approximately $3,128.6 million and $2,088.9 million, or 28.1% and 18.7% of revenues, respectively. None of our other clients accounted for 10% or more of our consolidated revenues during the first quarter of 2010. There were no clients that accounted for 10% or more of our consolidated revenues over the same period of 2009.
RESULTS OF OPERATIONS
PBM OPERATING INCOME

	Three Months Ended
	March 31,
(in millions)	2010	2009

Product revenues
Network revenues(1)	$7,521.5	$3,250.6
Home delivery and specialty revenues(2)	3,230.6	1,797.8
Service revenues	59.3	64.1

Total PBM revenues	10,811.4	5,112.5
Cost of PBM revenues(1)	10,160.9	4,593.1

PBM gross profit	650.5	519.4
PBM SG&A expenses	199.9	167.7

PBM operating income	$450.6	$351.7

Network	149.0	94.2
Home delivery and specialty(2)	13.3	10.5

Total PBM Claims	162.3	104.7

Total adjusted PBM Claims(3)	186.5	124.0

(1)	Includes retail pharmacy co-payments of $1,662.6 million and $822.7 million for the three months ended March 31, 2010 and 2009, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims are typically 90 day claims.

     Product Revenues for the three months ended March 31, 2010: Network pharmacy revenues increased by $4,270.9 million, or 131.4%, in the three months ended March 31, 2010 over the same period of 2009. Home delivery and specialty revenues increased $1,432.8 million, or 79.7%, in the three months ended March 31, 2010 from the same period in 2009. Approximately $5,515.4 million of the total product revenue increase is due to an increase in volume mostly due to the acquisition of NextRx and the new contract with the DoD. The new contract with the DoD results in our accounting using the gross basis, under which the ingredient cost and member co-payments are included in revenues and cost of revenues. The additional increase in product revenues was due to increases in volume due to new clients as well as increases in price. The increase was partially offset by the impact of higher generic penetration. Our network generic fill rate increased to 71.3% of total network claims in the first quarter of 2010 as compared to 69.0% in the same period of 2009. Additionally, our home delivery generic fill rate increased to 59.4% of home delivery claims in the three months ended March 31, 2010 as compared to 56.9% in the same period of 2009.
     Cost of PBM revenues increased $5,567.8 million, or 121.2%, in the three months ended March 31, 2010 from the same period of 2009 due primarily to the acquisition of NextRx and the new contract with the DoD.
     Our PBM gross profit increased $131.1 million, or 25.2%, for the three months ended March 31, 2010 as compared to the same period of 2009. The acquisition of NextRx as well as better management of ingredient costs and client cost savings from the increase in the aggregate generic fill rate were partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment.
     Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended March 31, 2010 increased by $32.2 million, or 19.2%, as compared to the same period of 2009 primarily as a result of the following factors:
•	Increases in employee compensation of $14.4 million due to growth as a result of the acquisition of NextRx,

•	Costs of $10.2 million to improve technological infrastructure which enhances product and services capabilities; along with other strategic initiatives,

•	Integration costs of $6.0 million related to the acquisition of NextRx.
     PBM operating income increased $98.9 million, or 28.1%, for the three months ended March 31, 2010 as compared to the same period of 2009, based on the various factors described above.
EM OPERATING INCOME

	Three Months Ended
	March 31,
(in millions)	2010	2009

Product revenues	$324.1	$300.0
Service revenues	8.4	10.3

Total EM revenues	332.5	310.3
Cost of EM revenues	318.0	295.6

EM gross profit	14.5	14.7
EM SG&A expenses	11.0	10.9

EM operating income	$3.5	$3.8

     EM Continuing Operations: EM revenues increased $22.2 million, or 7.2%, in the three months ended March 31, 2010 over the same period of 2009. The increase in revenue is primarily due to increases in volume in certain segments of our distribution line of business as well as strong demand by clients in our fertility line of business.

     EM cost of revenues increased $22.4 million, or 7.6%, in the three months ended March 31, 2010 over the same period of 2009 primarily due to increases in volume and cost inflation in our distribution line of business. This resulted in a decrease in gross profit of $0.2 million, or 1.4%, in the three months ended March 31, 2010 over the same period in 2009 as we experience margin pressure in our distribution line of business.
     SG&A for our EM segment remained relatively constant in the three months ended March 31, 2010 over the same period of 2009.
     EM income from continuing operations decreased by $0.3 million, or 7.9%, for the three months ended March 31, 2010 from the same period of 2009 based on the factors described above.
OTHER (EXPENSE) INCOME
     Net interest expense increased $24.9 million in the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to the additional interest expense we incurred for the debt issuance in 2009 (see “Liquidity and Capital Resources”), partially offset by a lower weighted average interest rate and lower debt outstanding under our credit facility (see Note 6 – Financing).
PROVISION FOR INCOME TAXES
     Our effective tax rate from continuing operations increased to 37.0% for the first quarter of 2010 from 36.7% for the same period of 2009 primarily due to increased state income tax liability from the acquisition of NextRx.
NET INCOME AND EARNINGS PER SHARE
     Net income for the three months ended March 31, 2010 increased $45.8 million, or 21.4%, over the same period of 2009 due to factors discussed above.
     Additionally, basic and diluted earnings per share increased 9.2% and 9.3%, respectively, for the three months ended March 31, 2010 over the same period of 2009 primarily due to operating results partially offset by an increase in shares outstanding as a result of the public offering in June 2009 (see Note 7).
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING
     For the three months ended March 31, 2010, net cash provided by continuing operations increased $474.5 million to $760.8 million. Changes in operating cash flows were positively impacted by the following factors:
•	Net income increased $45.8 million in the three months ended March 31, 2010 compared to the same period of 2009.

•	Included in net income in the three months ended March 31, 2010 is $59.7 million related to depreciation and amortization.

•	The deferred tax provision increased $17.5 million in the three months ended March 31, 2010 compared to the same period of 2009 reflecting a net change in taxable temporary differences primarily attributable to tax deductible goodwill.

•	Changes in working capital resulted in cash inflow of $400.1 million in the three months ended March 31, 2010 compared to $26.0 million over the same period of 2009. The cashflow increase was primarily related to the collection of receivables from pharmaceutical manufacturers and clients due to the acquisition of NextRx. Offsetting these net cash inflows are net cash outflows of $188.4 million from claims and rebates payable due to the timing of invoices and payments.

     Our capital expenditures for the three months ended March 31, 2010 increased $20.6 million compared to the same period of 2009. In the fourth quarter of 2009, construction began on our new Technology & Innovation Center in St. Louis, Missouri. Capital expenditures related to this facility were $20.4 million in the first quarter of 2010. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
INVESTMENTS
     As of December 31, 2009, short-term investments included our investment in the Reserve Primary Fund (the “Primary Fund’), which is a money market fund. We recognized an unrealized loss of $2.0 million in the third quarter of 2008, when the net asset value of the Primary Fund decreased below $1 per share. We have received cash distributions from the Primary Fund totaling $48.7 million since the third quarter of 2008, including a $3.3 million receipt during the first quarter of 2010. Upon receipt of this cash distribution, we recognized a gain of $1.4 million, which is recorded in interest income, and reduced the net balance of the investment to zero. The estimated fair value of our investment in the Primary Fund was $1.9 million as of December 31, 2009. We assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund, which is classified within Level 3 of the fair value hierarchy.
CHANGES IN BUSINESS
     On December 1, 2009, we completed the purchase of 100% of the shares and equity interests of certain subsidiaries of WellPoint, Inc. (“WellPoint”) that provide pharmacy benefit management services (“NextRx” or the “NextRx PBM Business”), in exchange for total consideration of $4.675 billion paid in cash, which is subject to a purchase price adjustment for working capital. The purchase price adjustment for working capital was finalized in the second quarter of 2010 and did not have a material impact. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 26.45 million shares of common stock completed June 10, 2009 resulting in net proceeds of $1,569.1 million. This acquisition is reported as part of our PBM segment (see Note 3).
     We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2010 or thereafter.
STOCK REPURCHASE PROGRAM
     We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the three months ended March 31, 2010, we repurchased 2.2 million treasury shares for $218.2 million. Current year repurchases were funded through internally generated cash. There are 18.8 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

BANK CREDIT FACILITY
     At March 31, 2010 our credit facility includes $360.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility. The revolving credit facility (none of which was outstanding as of March 31, 2010) is available for general corporate purposes. During the first three months of 2010, we made scheduled payments of $180.0 million on the Term A loan. We anticipate that the current cash balances and the cash flow from operations will be sufficient to re-pay the principal balances when due and make our scheduled payments for those contractual obligations and capital commitments included in our Annual Report on Form 10-K for the year ended December 31, 2009. While it is our current intention to re-pay these loans when due, we may enter into a new loan facility to provide additional liquidity. At March 31, 2010, our remaining Term A loans and Term-1 loans obligation is $1,160.0 million and our cash and cash equivalents are $1,443.1 million.
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
     At March 31, 2010, the weighted average interest rate on the facility was 0.8%. Our credit facility contains covenants that limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At March 31, 2010, we believe we were in compliance in all material respects with all covenants associated with our credit facility.
SENIOR NOTES
     On June 9, 2009, we issued $2.5 billion of senior notes, including $1.0 billion aggregate principal amount of 5.25% senior notes due 2012; $1.0 billion aggregate principal amount of 6.25% senior notes due 2014 and $500 million aggregate principal amount of 7.25% senior notes due 2019. The senior notes require interest to be paid semi-annually on June 15 and December 15. We may redeem some or all of each series of senior notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points with respect to any 2012 notes, 2014 notes and 2019 notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.
     Financing costs of $13.3 million are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the unaudited consolidated balance sheet. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.
COMMON STOCK
     On June 10, 2009, we completed a public offering of 26.45 million shares of common stock, which includes 3.45 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $61.00 per share. The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.
IMPACT OF INFLATION
     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2010 we had no obligations net of cash, which were subject to variable rates of interest under our credit facility.

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
     During the first quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Additional information regarding such matters is contained in Item 3 – Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009. There are no new material developments since the filing of our Form 10-K.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following is a summary of our stock repurchasing activity during the three months ended March 31, 2010 (share data in millions):

			Total number of
			shares purchased	Maximum number
	Total number		as part of a	of shares
	of	Average	publicly	that may yet be
	shares	price paid	announced	purchased under
Period	purchased	per share	program	the program

1/1/2010 – 1/31/2010	—	$—	—	21.0
2/1/2010 – 2/28/2010	—	—	—	21.0
3/1/2010 – 3/31/2010	2.2	98.30	2.2	18.8

First Quarter 2010 Total	2.2	$98.30	2.2

     We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the three months ended March 31, 2010, we repurchased 2.2 million treasury shares for $218.2 million. Current year repurchases were funded through internally generated cash. There are 18.8 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6.	Exhibits
     (a) See Index to Exhibits below.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC. (Registrant)
Date: April 28, 2010	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: April 28, 2010	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit
Number	Exhibit
2.1	Stock and Interest Purchase Agreement dated April 9, 2009 between the Company and WellPoint, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009 filed February 24, 2010.

3.2[1]	Third Amended and Restated Bylaws, as amended.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the “Registration Statement”).

4.2	Rights Agreement dated as of July 25, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001 (the “Rights Agreement”).

4.3	Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

4.4	Amendment No. 2 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated December 18, 2009, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009.

4.5	Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.6	First Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 5.25% senior notes due in 2012, incorporated by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.7	Second Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 6.25% senior notes due in 2014, incorporated by reference to Exhibit No. 4.3 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.8	Third Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 7.25% senior notes due in 2019, incorporated by reference to Exhibit No. 4.4 to the Company’s Current Report on Form 8-K filed June 10, 2009.

11.1	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

Exhibit
Number	Exhibit
32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[2]	XBRL Taxonomy Instance Document.

101.2[2]	XBRL Taxonomy Extension Schema Document.

101.3[2]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[2]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[2]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[2]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

2	Furnished, not filed.