Form 10-Q
period 2010-06-30
EXPRESS SCRIPTS INC
filed 2010-07-28
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

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
Registrant’s telephone number, including area code: (314) 996-0900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common stock outstanding as of June 30, 2010:	542,412,000 Shares

EXPRESS SCRIPTS, INC.
INDEX

Part I Financial Information

Item 1. Financial Statements (unaudited)	3

a) Unaudited Consolidated Balance Sheet	3

b) Unaudited Consolidated Statement of Operations	4

c) Unaudited Consolidated Statement of Changes in Stockholders’ Equity	5

d) Unaudited Consolidated Statement of Cash Flows	6

e) Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

Part II Other Information

Item 1. Legal Proceedings	30

Item 1A. Risk Factors — (Not Applicable)	—

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities — (Not Applicable)	—

Item 4. Removed and Reserved	—

Item 5. Other Information — (Not Applicable)	—

Item 6. Exhibits	31

Signatures	32

Index to Exhibits	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	June 30,	December 31,
(in millions, except share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,631.2	$1,070.4
Restricted cash and investments	10.8	9.1
Receivables, net	1,685.3	2,516.4
Inventories	302.4	313.0
Deferred taxes	125.1	135.0
Prepaid expenses and other current assets	48.7	94.2
Current assets of discontinued operations	3.9	5.4

Total current assets	3,807.4	4,143.5
Property and equipment, net	351.9	347.1
Goodwill	5,490.3	5,497.1
Other intangible assets, net	1,800.7	1,880.8
Other assets	31.7	31.7
Noncurrent assets of discontinued operations	1.6	31.0

Total assets	$11,483.6	$11,931.2

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$2,594.9	$2,850.7
Accounts payable	723.7	706.4
Accrued expenses	567.9	549.2
Current maturities of long-term debt	980.1	1,340.1
Current liabilities of discontinued operations	2.5	10.4

Total current liabilities	4,869.1	5,456.8
Long-term debt	2,493.1	2,492.5
Other liabilities	474.6	430.1

Total liabilities	7,836.8	8,379.4

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 shares authorized, $0.01 par value per share; shares issued: 690,225,000 and 345,279,000, respectively; shares outstanding: 542,412,000 and 275,007,000, respectively	6.9	3.5
Additional paid-in capital	2,298.1	2,260.0
Accumulated other comprehensive income	15.9	14.1
Retained earnings	4,738.7	4,188.6

	7,059.6	6,466.2
Common stock in treasury at cost, 147,813,000 and 70,272,000 shares, respectively	(3,412.8)	(2,914.4)

Total stockholders’ equity	3,646.8	3,551.8

Total liabilities and stockholders’ equity	$11,483.6	$11,931.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2010	2009	2010	2009
Revenues [1]	$11,288.8	$5,496.8	$22,427.2	$10,912.3
Cost of revenues [1]	10,531.3	4,904.2	21,006.5	9,787.1

Gross profit	757.5	592.6	1,420.7	1,125.2
Selling, general and administrative	227.2	212.4	435.7	389.7

Operating income	530.3	380.2	985.0	735.5

Other (expense) income:
Interest income	0.5	1.2	2.2	2.1
Interest expense	(42.0)	(77.6)	(84.8)	(94.7)

	(41.5)	(76.4)	(82.6)	(92.6)

Income before income taxes	488.8	303.8	902.4	642.9
Provision for income taxes	181.5	111.7	334.5	236.2

Net income from continuing operations	307.3	192.1	567.9	406.7
Net (loss) income from discontinued operations, net of tax	(17.4)	0.2	(17.8)	—

Net income	$289.9	$192.3	$550.1	$406.7

Weighted average number of common shares outstanding during the period:
Basic	544.5	513.2	547.1	504.2
Diluted	550.1	517.6	552.9	508.6

Basic earnings per share:
Continuing operations	$0.56	$0.37	$1.04	$0.81
Discontinued operations	(0.03)	—	(0.03)	—
Net earnings	0.53	0.37	1.01	0.81

Diluted earnings per share:
Continuing operations	$0.56	$0.37	$1.03	$0.80
Discontinued operations	(0.03)	—	(0.03)	—
Net earnings	0.53	0.37	0.99	0.80

[1]	Includes retail pharmacy co-payments of $1,547.3 million and $721.1 million for the three months ended June 30, 2010 and 2009, respectively and $3,209.9 million and $1,543.8 million for the six months ended June 30, 2010 and 2009, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number
	of Shares	Amount
				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
(in millions)	Stock	Stock	Capital	Income	Earnings	Stock	Total
Balance at December 31, 2009	345.3	$3.5	$2,260.0	$14.1	$4,188.6	$(2,914.4)	$3,551.8
Comprehensive income:
Net income	—	—	—	—	550.1	—	550.1
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	1.8	—	—	1.8

Comprehensive income	—	—	—	1.8	550.1	—	551.9
Stock split in form of dividend	345.1	3.4	(3.4)	—	—	—	—
Treasury stock acquired	—	—	—	—	—	(528.7)	(528.7)
Changes in stockholders’ equity related to employee stock plans	(0.2)	—	41.5	—	—	30.3	71.8

Balance at June 30, 2010	690.2	$6.9	$2,298.1	$15.9	$4,738.7	$(3,412.8)	$3,646.8
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(in millions)	2010	2009
Cash flows from operating activities:
Net income	$550.1	$406.7
Net loss from discontinued operations, net of tax	17.8	—

Net income from continuing operations	567.9	406.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119.2	47.8
Deferred financing fees	2.6	57.7
Non-cash adjustments to net income	75.4	42.5
Changes in operating assets and liabilities:
Accounts receivable	822.1	(2.1)
Claims and rebates payable	(255.7)	(26.6)
Other net changes in operating assets and liabilities	104.9	(11.8)

Net cash provided by operating activities—continuing operations	1,436.4	514.2
Net cash provided by operating activities—discontinued operations	12.4	3.8

Net cash flows provided by operating activities	1,448.8	518.0

Cash flows from investing activities:
Purchases of property and equipment	(51.1)	(31.6)
Purchase of short-term investments	(10.0)	(1,198.9)
Other	12.7	5.4

Net cash used in investing activities — continuing operations	(48.4)	(1,225.1)
Net cash used in investing activities — discontinued operations	(0.8)	(0.4)

Net cash used in investing activities	(49.2)	(1,225.5)

Cash flows from financing activities:
Treasury stock acquired	(528.7)	—
Repayment of long-term debt	(360.0)	(160.1)
Tax benefit relating to employee stock compensation	30.8	2.9
Net proceeds from employee stock plans	16.7	2.2
Proceeds on long-term debt, net of discounts	—	2,491.6
Net proceeds from stock issuance	—	1,569.1
Deferred financing fees	—	(69.5)

Net cash (used in) provided by financing activities	(841.2)	3,836.2

Effect of foreign currency translation adjustment	2.4	1.6

Net increase in cash and cash equivalents	560.8	3,130.3
Cash and cash equivalents at beginning of period	1,070.4	530.7

Cash and cash equivalents at end of period	$1,631.2	$3,661.0

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of significant accounting policies
     Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, we believe the disclosures contained in this Form 10-Q are adequate to fairly present the information when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. For a full description of our accounting policies, refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the Unaudited Consolidated Balance Sheet at June 30, 2010, the Unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 2010 and 2009, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010, and the Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Note 2 — Fair value measurements
     Financial Accounting Standards Board (“FASB”) guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     Financial assets accounted for at fair value on a recurring basis include cash equivalents of $1,523.3 million and $909.8 million, restricted cash and investments of $10.8 million and $9.1 million at June 30, 2010 and December 31, 2009, respectively, and trading securities of $11.4 million (included in other assets) at both June 30, 2010 and December 31, 2009. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with weighted average maturities of less than 90 days.
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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

5.25% senior notes due 2012, net of unamortized discount	$999.5	$1,067.6	$999.4	$1,068.6
6.25% senior notes due 2014, net of unamortized discount	996.5	1,124.7	996.1	1,095.7
7.25% senior notes due 2019, net of unamortized discount	496.9	601.1	496.8	591.6

Total	$2,492.9	$2,793.4	$2,492.3	$2,755.9

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
Note 3 — Acquisition
     On December 1, 2009, we completed the purchase of 100% of the shares and equity interests of certain subsidiaries of WellPoint, Inc. (“WellPoint”) that provide pharmacy benefit management services (“NextRx” or the “NextRx PBM Business”), in exchange for total consideration of $4.675 billion paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4.667 billion. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 52.9 million shares (26.45 million shares unadjusted for the two-for-one stock split effective June 8, 2010) of common stock completed June 10, 2009 resulting in net proceeds of $1,569.1 million. This acquisition is reported as part of our pharmacy benefit management (“PBM”) segment.
     The parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction which results in the goodwill and other intangibles generated being tax deductible over 15 years. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed. This benefit will be realized over the 15 year period as the goodwill and other intangibles are amortized and deducted for tax purposes. There was no separate asset related to this tax benefit recorded in our consolidated financial statements upon close of the acquisition as the tax basis of these assets was equal to their book basis. Additionally, at the closing of the acquisition, we entered into a 10-year contract with WellPoint (the “PBM agreement”) under which we will provide pharmacy benefits management services to WellPoint and its designated affiliates which were previously provided by NextRx. The services provided under the PBM agreement include retail network pharmacy management, home delivery and specialty pharmacy services, drug formulary management, claims adjudication and other services consistent with those provided to other PBM clients. These services are provided to HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs, which is consistent with our current customer base.
     The following unaudited pro forma information presents a summary of our combined results of operations and those of the NextRx PBM Business for the three and six months ended June 30, 2009 as if the acquisition and financing transactions had occurred at January 1, 2009, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. This information is presented with actual results from the three and six months ended June 30, 2010 for comparative purposes. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the PBM business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2010	2009	2010	2009

Total revenues	$11,288.8	$9,435.1	$22,427.2	$18,807.5
Net income from continuing operations	307.3	252.9	567.9	488.8
Basic earnings per share from continuing operations	0.56	0.46	1.04	0.89
Diluted earnings per share from continuing operations	$0.56	$0.45	$1.03	$0.88

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

Allocation of Purchase Price (in millions):

Current assets	$937.0
Property and equipment	42.7
Acquired intangible assets	1,585.0
Goodwill	2,679.9
Liabilities assumed	(577.9)

Total	$4,666.7

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
     A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $1,585.0 million. These assets are included in other intangible assets, net on the unaudited consolidated balance sheet. The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $2,679.9 million. The goodwill is the residual value after identified assets are separately valued and represents the result of expected buyer specific synergies derived from our ability to drive growth in generic and mail order utilization, supply chain savings from both drug manufacturers and the retail network.
     During the second quarter of 2010, we recorded a pre-tax $30.0 million benefit related to the amendment of a client contract which relieved us of certain contractual guarantees. This amount was originally accrued in the NextRx opening balance sheet and in accordance with business combination accounting guidance the reversal of the accrual was recorded in revenue, since it relates to client guarantees, upon amendment of the contract during the second quarter of 2010.
Note 4 — Discontinued Operations
     As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we received notification of a client contract loss for our Phoenix Marketing Group (“PMG”) line of business during the first quarter of 2010. At that time, we initiated an assessment of our strategic options for the business. During the second quarter of 2010, we received notification of another client contract loss and upon assessment of our strategic options we concluded that PMG was no longer core to our future operations and have committed to a plan to dispose of the business. As a result, PMG has been classified as a discontinued operation.
     Prior to being classified as a discontinued operation, PMG was included in our Emerging Markets (“EM”) segment. PMG is headquartered in Lincoln Park, New Jersey and provides outsourced distribution and verification services to pharmaceutical manufacturers. The results of operations for PMG are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations in accordance with applicable accounting guidance. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying unaudited consolidated balance sheets, and cash flows of our discontinued operations are segregated in our accompanying unaudited consolidated statement of cash flows.
     In connection with the classification of PMG as a discontinued operation, we revised our impairment model based on the intent to dispose of the business. The revised change in model indicated impairment in the total amount of $28.2 million during the second quarter of 2010, the majority of which reflects the PMG goodwill and intangible asset impairment and the subsequent write-down of PMG assets to fair market value. A sensitivity analysis of the assumptions used indicates that the fair market value does not materially change. The impairment charge is included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying unaudited consolidated statement of operations. Additional costs and charges may be incurred during future periods however they are not expected to be material.
     Certain information with respect to the discontinued operations for the three and six months ended June 30, 2010 and 2009 is summarized below (amounts in millions). Certain activity related to the winding down of certain working capital balances of our infusion pharmacy line of business (“IP”), which was sold in 2008, is included in the information for the three months and six months ended June 30, 2009.

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Revenues	$5.8	$6.5	$11.3	$13.8
Net (loss) income from discontinued operations, net of tax	(17.4)	0.2	(17.8)	—
Income tax benefit from discontinued operations	$(10.3)	$(0.1)	$(10.4)	$—
Note 5 — Goodwill and other intangible assets
     The following is a summary of our goodwill and other intangible assets (amounts in millions) for our two reportable segments PBM and EM (excludes discontinued operations of PMG):

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill
PBM	$5,465.3	$(107.3)	$5,358.0	$5,472.1	$(107.3)	$5,364.8
EM	132.3	—	132.3	132.3	—	132.3

	$5,597.6	$(107.3)	$5,490.3	$5,604.4	$(107.3)	$5,497.1

Other intangible assets
PBM
Customer contracts	$2,018.3	$(272.0)	$1,746.3	$2,018.3	$(197.8)	$1,820.5
Other	27.9	(13.5)	14.4	27.9	(10.9)	17.0

	2,046.2	(285.5)	1,760.7	2,046.2	(208.7)	1,837.5

EM
Customer relationships	68.4	(29.1)	39.3	68.4	(25.8)	42.6
Other	0.7	—	0.7	0.7	—	0.7

	69.1	(29.1)	40.0	69.1	(25.8)	43.3

Total other intangible assets	$2,115.3	$(314.6)	$1,800.7	$2,115.3	$(234.5)	$1,880.8

     The aggregate amount of amortization expense of other intangible assets for our continuing operations was $40.0 million and $9.9 million for the three months ended June 30, 2010 and 2009, respectively and $80.0 million and $18.3 million for the six months ended June 30, 2010 and 2009, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to the PBM agreement has been included as an offset to revenues in the amount of $28.5 million and $57.0 million for the three and six months ended June 30, 2010, respectively. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $159.7 million for 2010, $157.9 million for 2011, $157.1 million for 2012, $156.5 million for 2013, and $152.1 million for 2014. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 3 to 10 years for other intangible assets.
     A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM(1)	Total

Balance at December 31, 2009	$5,364.8	$132.3	$5,497.1
Adjustment to purchase price allocation(2)	(6.8)	—	(6.8)

Balance at June 30, 2010	$5,358.0	$132.3	$5,490.3

(1)	Excludes discontinued operations of PMG.

(2)	Represents adjustments to preliminary purchase price upon settlement of working capital adjustment.
     See Note 3 for further information on goodwill related to recent acquisitions.
     As discussed in Note 4, our PMG line of business was classified as a discontinued operation during the second quarter of 2010. In connection with the classification of PMG as a discontinued operation, we revised our impairment model based on the intent to dispose of the business. The revised change in model indicated impairment in the total amount of $28.2 million during the second quarter of 2010, the majority of which reflects the PMG goodwill and intangible asset impairment and the subsequent write-down of PMG assets to fair market value. A sensitivity analysis of the assumptions used indicates that the fair market value does not materially change. The impairment charge is included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying unaudited consolidated statement of operations.
Note 6 — Earnings per share (reflecting the two-for-one stock split effective June 8, 2010)
     Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for all periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010(1)	2009	2010(1)	2009

Weighted average number of common shares outstanding during the period — Basic EPS(2)	544.5	513.2	547.1	504.2
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(2)	5.6	4.4	5.8	4.4

Weighted average number of common shares outstanding during the period — Diluted EPS(2)	550.1	517.6	552.9	508.6

(1)	The increase in weighted average number of common shares outstanding for the three months and six months ended June 30, 2010 for Basic and Diluted EPS resulted from the 52.9 million shares (26.45 million shares unadjusted for the two-for-one stock split effective June 8, 2010) issued in the common stock offering on June 10, 2009 (see Note 8). The increase was partially offset by the 6.1 million and 10.5 million treasury shares repurchased in the three and six months ended June 30, 2010, respectively.

(2)	Excludes awards of 2.5 million and 2.0 million for the three months ended June 30, 2010 and 2009, respectively and 2.8 million and 2.1 million for the six months ended June 30, 2010 and 2009, respectively. These were excluded because their effect was anti-dilutive.
     The above shares are all calculated under the “treasury stock” method.

Note 7 — Financing
     Long-term debt consists of:

	June 30,	December 31,
(in millions)	2010	2009

Term A loans due October 14, 2010 with an average interest rate of 1.0% at June 30, 2010	$180.0	$540.0
Term-1 loans due October 14, 2010 with an average interest rate of 0.9% at June 30, 2010	800.0	800.0
5.25% senior notes due 2012, net of unamortized discount	999.5	999.4
6.25% senior notes due 2014, net of unamortized discount	996.5	996.1
7.25% senior notes due 2019, net of unamortized discount	496.9	496.8
Revolving credit facility due October 14, 2010	—	—
Other	0.3	0.3

Total debt	3,473.2	3,832.6

Less current maturities	980.1	1,340.1

Long-term debt	$2,493.1	$2,492.5

     At June 30, 2010, our credit facility includes $180.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility. The revolving credit facility (none of which was outstanding as of June 30, 2010) is available for general corporate purposes. During the first six months of 2010, we made scheduled payments of $360.0 million on the Term A loan. We anticipate that the current cash balances and the cash flow from operations will be sufficient to repay the principal balances when due and make our scheduled payments for those contractual obligations and capital commitments included in our Annual Report on Form 10-K for the year ended December 31, 2009. While it is our current intention to repay these loans when due, we may enter into a new loan facility to provide additional liquidity. At June 30, 2010, our remaining Term A loans and Term-1 loans obligation is $980.1 million and our cash and cash equivalents are $1,631.2 million.
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
     At June 30, 2010, the weighted average interest rate on the facility was 1.0%. The credit facility contains covenants which limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At June 30, 2010, we believe we were in compliance in all material respects with all covenants associated with our credit facility.
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
Note 8 — Common stock
     On May 5, 2010, we announced a two-for-one stock split for stockholders of record on May 21, 2010 effective June 8, 2010. The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.
     On June 10, 2009, we completed a public offering of 52.9 million shares (26.45 million shares unadjusted for the two-for-one stock split effective June 8, 2010) of common stock, which includes 6.9 million shares (3.45 million shares unadjusted) sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $30.50 per share ($61.00 per share unadjusted). The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3).
Note 9 — Stock-based compensation plans
     Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units, and performance share awards. Awards are typically settled using treasury shares. The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the first six months of 2010, we granted 2,470,000 stock options with a weighted average fair market value of $15.97. The SSRs and stock options have three-year graded vesting.
     During the first six months of 2010, we granted to certain officers and employees approximately 276,000 restricted stock units and performance shares with a weighted average fair market value of $49.59. The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original value of the performance share grants is subject to a multiplier of 2.5 based on certain performance metrics. During the first six months of 2010, approximately 213,000 additional performance shares were granted to certain officers for exceeding certain performance metrics. The total number of non-vested restricted stock and performance share awards was 1,036,000 at June 30, 2010 and 1,200,000 at December 31, 2009.
     We recognized stock-based compensation expense of $12.2 million and $12.6 million in the three months ended June 30, 2010 and 2009, respectively and $24.1 million and $22.3 million in the six months ended June 30, 2010 and 2009. Unamortized stock-based compensation as of June 30, 2010 was $40.1 million for stock options and SSRs and $21.0 million for restricted stock and performance shares.

     The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	1.4%-2.4%	1.5%-2.4%	1.3%-2.4%	1.3%-2.4%
Expected volatility of stock	36%-37%	39%	36%-40%	35%-39%
Expected dividend yield	None	None	None	None
Note 10 — Contingencies
     We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative FASB guidance, if the range of possible loss is broad, the liability accrued should be based on the lower end of the range. We received a $15 million insurance recovery in the three months ended June 30, 2009, included in Selling, general and administrative expense (“SG&A”), for previously incurred litigation costs.
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
Note 11 — Segment information
     We report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. As described in Note 4, our PMG line of business was classified as a discontinued operation in the second quarter of 2010. The results of operations for PMG are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations in accordance with applicable accounting guidance. PMG was previously included in our EM segment.

     Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three months and six months ended June 30, 2010 and 2009.

(in millions)	PBM	EM	Total

For the three months ended June 30, 2010
Product revenue:
Network revenues(1)	$7,590.6	$—	$7,590.6
Home delivery and specialty revenues(2)	3,295.2	—	3,295.2
Other revenues	—	334.2	334.2
Service revenues	65.8	3.0	68.8

Total revenues	10,951.6	337.2	11,288.8
Depreciation and amortization expense	58.5	2.0	60.5
Operating income	525.4	4.9	530.3
Interest income			0.5
Interest expense			(42.0)

Income before income taxes			488.8
Capital expenditures	16.3	1.1	17.4

For the three months ended June 30, 2009
Product revenue:
Network revenues(1)	$3,232.9	$—	$3,232.9
Home delivery and specialty revenues(2)	1,886.9	—	1,886.9
Other revenues	—	304.1	304.1
Service revenues	69.6	3.3	72.9

Total revenues	5,189.4	307.4	5,496.8
Depreciation and amortization expense	22.0	2.1	24.1
Operating income	377.0	3.2	380.2
Interest income			1.2
Interest expense			(77.6)

Income before income taxes			303.8
Capital expenditures	17.6	0.6	18.2

For the six months ended June 30, 2010
Product revenue:
Network revenues(1)	$15,105.5	$—	$15,105.5
Home delivery and specialty revenues(2)	6,525.8	—	6,525.8
Other revenues	—	658.2	658.2
Service revenues	131.7	6.0	137.7

Total revenues	21,763.0	664.2	22,427.2
Depreciation and amortization expense	115.2	4.0	119.2
Operating income	976.0	9.0	985.0
Interest income			2.2
Interest expense			(84.8)

Income before income taxes			902.4
Capital expenditures	49.8	1.3	51.1

(in millions)	PBM	EM	Total

For the six months ended June 30, 2009
Product revenue:
Network revenues(1)	$6,483.5	$—	$6,483.5
Home delivery and specialty revenues(2)	3,684.7	—	3,684.7
Other revenues	—	603.6	603.6
Service revenues	133.7	6.8	140.5

Total revenues	10,301.9	610.4	10,912.3
Depreciation and amortization expense	43.4	4.4	47.8
Operating income	728.7	6.8	735.5
Interest income			2.1
Interest expense			(94.7)

Income before income taxes			642.9
Capital expenditures	31.0	0.6	31.6

(1)	Includes retail pharmacy co-payments of $1,547.3 million and $721.1 million for the three months ended June 30, 2010 and 2009, respectively and $3,209.9 million and $1,543.8 million for the six months ended June 30, 2010 and 2009, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.
     The following table presents balance sheet information about our reportable segments:

(in millions)	PBM	EM	DISC OP	Total

As of June 30, 2010
Total assets	$10,999.6	$478.5	$5.5	$11,483.6
Investment in equity method investees	4.3	—	—	4.3

As of December 31, 2009
Total assets	$11,560.3	$334.5	$36.4	$11,931.2
Investment in equity method investees	4.1	—	—	4.1
     PBM product revenue consists of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and revenues from the dispensing of prescription drugs from our home delivery and specialty pharmacies. EM product revenues consist of distribution of certain fertility drugs and revenues from drug distribution services.
     PBM service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, market research programs, informed decision counseling services, and specialty distribution services. EM service revenue includes revenues from accountability services and healthcare account administration.
     For the three and six months ended June 30, 2010, our top five clients collectively represented 54.1% and 53.5% of revenues, respectively. For the three months ended June 30, 2010, our two largest clients, WellPoint and the DoD, represented 28.6% and 19.1% of revenues, respectively. Additionally, for the six months ended June 30, 2010, WellPoint and the DoD, represented 28.4% and 18.9% of revenues, respectively. None of our other clients accounted for 10% or more of our consolidated revenues during the three and six months ended June 30, 2010. There were no clients that accounted for 10% or more of our consolidated revenues over the same periods of 2009.
     Revenues earned by our Canadian PBM totaled $12.8 million and $12.3 million for the three months ended June 30, 2010 and 2009, respectively, and $25.0 million and $23.1 million for the six months ended June 30, 2010 and 2009, respectively. All other revenues were earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $13.7 million and $15.2 million as of June 30, 2010 and December 31, 2009, respectively. All other long-lived assets are domiciled in the United States.
Note 12 — Condensed consolidating financial information
     Our senior notes are jointly and severally and fully and unconditionally guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. Effective June 30, 2008, IP was sold. The assets, liabilities, and operations from IP are included as discontinued operations in those of the non-guarantors. Subsequent to the acquisition of NextRx on December 1, 2009, the assets, liabilities and operations of the 100% owned domestic subsidiaries have been included in those of the guarantors. The following presents the condensed consolidating financial information separately for:
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

(v)	Express Scripts, Inc. and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of June 30, 2010
Cash and cash equivalents	$1,569.7	$8.5	$53.0	$—	$1,631.2
Restricted cash and investments	—	9.2	1.6	—	10.8
Receivables, net	1,198.9	478.3	8.1	—	1,685.3
Other current assets	74.7	388.1	13.4	—	476.2
Current assets of discontinued operations	—	3.9	—	—	3.9

Total current assets	$2,843.3	$888.0	$76.1	$—	$3,807.4

Property and equipment, net	237.3	104.8	9.8	—	351.9
Investments in subsidiaries	6,096.3	—	—	(6,096.3)	—
Intercompany	(2,957.2)	3,050.4	(93.2)	—	—
Goodwill	2,932.4	2,533.1	24.8	—	5,490.3
Other intangible assets, net	1,483.1	313.6	4.0	—	1,800.7
Other assets	21.4	8.2	2.1	—	31.7
Non-current assets of discontinued operations	—	1.6	—	—	1.6

Total assets	$10,656.6	$6,899.7	$23.6	$(6,096.3)	$11,483.6

Claims and rebates payable	$2,537.6	$57.3	$—	$—	$2,594.9
Accounts payable	692.0	29.2	2.5	—	723.7
Accrued expenses	231.4	328.6	7.9	—	567.9
Current maturities of long-term debt	980.1	—	—	—	980.1
Current liabilities of discontinued operations	—	2.5	—	—	2.5

Total current liabilities	$4,441.1	$417.6	$10.4	$—	$4,869.1

Long-term debt	2,493.1	—	—	—	2,493.1
Other liabilities	75.6	394.2	4.8	—	474.6
Stockholders’ equity	3,646.8	6,087.9	8.4	(6,096.3)	3,646.8

Total liabilities and stockholders’ equity	$10,656.6	$6,899.7	$23.6	$(6,096.3)	$11,483.6

As of December 31, 2009
Cash and cash equivalents	$1,005.0	$10.0	$55.4	$—	$1,070.4
Restricted cash and investments	—	7.5	1.6	—	9.1
Receivables, net	1,179.8	1,326.7	9.9	—	2,516.4
Other current assets	196.0	340.6	5.6	—	542.2
Current assets of discontinued operations	—	5.4	—	—	5.4

Total current assets	$2,380.8	$1,690.2	$72.5	$—	$4,143.5

Property and equipment, net	239.6	96.5	11.0	—	347.1
Investments in subsidiaries	5,970.2	—	—	(5,970.2)	—
Intercompany	(2,387.2)	2,467.5	(80.3)	—	—
Goodwill	2,939.2	2,533.1	24.8	—	5,497.1
Other intangible assets, net	1,543.9	332.6	4.3	—	1,880.8
Other assets	21.3	8.5	1.9	—	31.7
Non-current assets of discontinued operations	—	31.0	—	—	31.0

Total assets	$10,707.8	$7,159.4	$34.2	$(5,970.2)	$11,931.2

Claims and rebates payable	$2,264.3	$586.4	$—	$—	$2,850.7
Accounts payable	674.4	29.0	3.0	—	706.4
Accrued expenses	312.7	225.2	11.3	—	549.2
Current maturities of long-term debt	1,340.0	0.1	—	—	1,340.1
Current liabilities of discontinued operations	—	3.7	6.7	—	10.4

Total current liabilities	$4,591.4	$844.4	$21.0	$—	$5,456.8

Long-term debt	2,492.5	—	—	—	2,492.5
Other liabilities	72.1	356.3	1.7	—	430.1
Stockholders’ equity	3,551.8	5,958.7	11.5	(5,970.2)	3,551.8

Total liabilities and stockholders’ equity	$10,707.8	$7,159.4	$34.2	$(5,970.2)	$11,931.2

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended June 30, 2010
Revenues	$7,467.2	$3,800.1	$21.5	$—	$11,288.8
Operating expenses	7,051.0	3,685.3	22.2	—	10,758.5

Operating income (loss)	416.2	114.8	(0.7)	—	530.3
Interest (expense) income, net	(40.1)	(1.5)	0.1	—	(41.5)

Income (loss) before income taxes	376.1	113.3	(0.6)	—	488.8
Provision for income taxes	141.4	40.4	(0.3)	—	181.5

Net income (loss) from continuing operations	234.7	72.9	(0.3)	—	307.3
Net loss from discontinued operations, net of tax	—	(17.4)	—	—	(17.4)
Equity in earnings of subsidiaries	55.2	—	—	(55.2)	—

Net income (loss)	$289.9	$55.5	$(0.3)	$(55.2)	$289.9

For the three months ended June 30, 2009
Revenues	$3,148.0	$2,330.2	$18.6	$—	$5,496.8
Operating expenses	2,959.8	2,139.6	17.2	—	5,116.6

Operating income	188.2	190.6	1.4	—	380.2
Interest expense, net	(73.9)	(1.6)	(0.9)	—	(76.4)

Income before income taxes	114.3	189.0	0.5	—	303.8
Provision for income taxes	43.0	68.2	0.5	—	111.7

Net income from continuing operations	71.3	120.8	—	—	192.1
Net (loss) income from discontinued operations, net of tax	—	(0.1)	0.3	—	0.2
Equity in earnings of subsidiaries	121.0	—	—	(121.0)	—

Net income (loss)	$192.3	$120.7	$0.3	$(121.0)	$192.3

For the six months ended June 30, 2010
Revenues	$14,861.7	$7,522.8	$42.7	$—	$22,427.2
Operating expenses	14,102.6	7,293.2	46.4	—	21,442.2

Operating income (loss)	759.1	229.6	(3.7)	—	985.0
Interest (expense) income, net	(79.7)	(3.0)	0.1	—	(82.6)

Income (loss) before income taxes	679.4	226.6	(3.6)	—	902.4
Provision for income taxes	251.7	83.1	(0.3)	—	334.5

Net income (loss) from continuing operations	427.7	143.5	(3.3)	—	567.9
Net loss from discontinued operations, net of tax	—	(17.8)	—	—	(17.8)
Equity in earnings of subsidiaries	122.4	—	—	(122.4)	—

Net income (loss)	$550.1	$125.7	$(3.3)	$(122.4)	$550.1

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the six months ended June 30, 2009
Revenues	$6,317.5	$4,559.1	$35.7	$—	$10,912.3
Operating expenses	5,861.1	4,284.3	31.4	—	10,176.8

Operating income	456.4	274.8	4.3	—	735.5
Interest expense, net	(87.4)	(3.8)	(1.4)	—	(92.6)

Income before income taxes	369.0	271.0	2.9	—	642.9
Provision for income taxes	135.4	99.4	1.4	—	236.2

Net income from continuing operations	233.6	171.6	1.5	—	406.7
Net loss from discontinued operations, net of tax	—	—	—	—	—
Equity in earnings of subsidiaries	173.1	—	—	(173.1)	—

Net income (loss)	$406.7	$171.6	$1.5	$(173.1)	$406.7

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the six months ended June 30, 2010
Net cash flows provided by (used in) operating activities	$977.9	$602.0	$(8.7)	$(122.4)	$1,448.8

Cash flows from investing activities:
Purchase of property and equipment	(29.2)	(21.4)	(0.5)	—	(51.1)
Purchase of short-term investments	—	—	(10.0)	—	(10.0)
Other	11.6	(1.9)	3.0	—	12.7

Net cash used in investing activities – continuing operations	(17.6)	(23.3)	(7.5)	—	(48.4)

Net cash used in investing activities – discontinued operations	—	(0.8)	—	—	(0.8)

Net cash used in investing activities	(17.6)	(24.1)	(7.5)	—	(49.2)

Cash flows from financing activities:
Treasury stock acquired	(528.7)	—	—	—	(528.7)
Repayment of long-term debt	(360.0)	—	—	—	(360.0)
Tax benefit relating to employee stock compensation	30.8	—	—	—	30.8
Net proceeds from employee stock plans	16.7	—	—	—	16.7
Net transactions with parent	445.6	(579.4)	11.4	122.4	—

Net cash provided by (used in) financing activities	(395.6)	(579.4)	11.4	122.4	(841.2)

Effect of foreign currency translation adjustment	—	—	2.4	—	2.4

Net increase (decrease) in cash and cash equivalents	564.7	(1.5)	(2.4)	—	560.8
Cash and cash equivalents at beginning of period	1,005.0	10.0	55.4	—	1,070.4

Cash and cash equivalents at end of period	$1,569.7	$8.5	$53.0	$—	$1,631.2

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the six months ended June 30, 2009
Net cash flows provided by (used in) operating activities	$383.8	$301.7	$5.6	$(173.1)	$518.0

Cash flows from investing activities:
Purchase of short-term investments	(1,198.9)	—	—	—	(1,198.9)
Purchase of property and equipment	(27.0)	(2.6)	(2.0)	—	(31.6)
Other	5.4	—	—	—	5.4

Net cash used in investing activities – continuing operations	(1,220.5)	(2.6)	(2.0)	—	(1,225.1)

Net cash used in investing activities – discontinued operations	—	(0.4)	—	—	(0.4)

Net cash used in investing activities	(1,220.5)	(3.0)	(2.0)	—	(1,225.5)

Cash flows from financing activities:
Proceeds on long-term debt, net of discounts	2,491.6	—	—	—	2,491.6
Net proceeds from stock issuance	1,569.1	—	—	—	1,569.1
Repayment of long-term debt	(160.1)	—	—	—	(160.1)
Deferred financing fees	(69.5)	—	—	—	(69.5)
Tax benefit relating to employee stock compensation	2.9	—	—	—	2.9
Net proceeds from employee stock plans	2.2	—	—	—	2.2
Net transactions with parent	108.7	(285.3)	3.5	173.1	—

Net cash provided by (used in) financing activities	3,944.9	(285.3)	3.5	173.1	3,836.2

Effect of foreign currency translation adjustment	—	—	1.6	—	1.6

Net increase in cash and cash equivalents	3,108.2	13.4	8.7	—	3,130.3
Cash and cash equivalents at beginning of period	488.1	8.9	33.7	—	530.7

Cash and cash equivalents at end of period	$3,596.3	$22.3	$42.4	$—	$3,661.0

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
          Through our Emerging Markets (“EM”) segment, we provide services including: distribution of pharmaceuticals and medical supplies to providers and clinics, fertility services to providers and patients, and healthcare account administration and implementation of consumer-directed healthcare solutions.
          Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, certain specialty distribution services and accountability services. Tangible product revenue generated by our PBM and EM segments represented 99.4% of revenues for the three and six months ended June 30, 2010 and 98.7% for the same periods of 2009.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
          Our results in the first six months of 2010 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. In the first six months of 2010, we benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, higher generic fill rate (70.8% compared to 67.8% in the same period of 2009) and other actions which helped to reduce ingredient costs. In addition, through the research performed by us and guided by our Center for Cost-Effective Consumerism, we are providing our clients with additional tools designed to generate higher generic fill rates and further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.
          While we believe we are well positioned from a business and financial perspective, we are subject to the current adverse economic environment. These conditions could affect our business in a number of direct and indirect ways.
          We believe the purchase of the shares and equity interests of certain subsidiaries of WellPoint that provide pharmacy benefit management services (“NextRx”, or the “NextRx PBM Business”), as well as the positive trends in gross profit we saw in the first six months of 2010 should continue to generate improvements in our results of operations in the future. We benefited from lower drug purchasing costs and increased generic usage which we believe should continue to offset the negative impact of various economic and marketplace forces affecting pricing and plan structure.
CRITICAL ACCOUNTING POLICIES
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.
GOODWILL AND INTANGIBLES
          During 2009, the valuations of two reporting units in our EM segment yielded fair values which were less than 20% in excess of their carrying value and we concluded that no impairment existed since their fair value exceeded their carrying value. As of June 30, 2010, the total assets which include goodwill and the intangible assets of these two reporting units were approximately $378.7 million and $29.6 million, respectively. Through the second quarter of 2010, there have been no events or circumstances relative to these reporting units that would require a re-evaluation of the fair value of the EM segment assets as compared to the carrying values. The fair value of both reporting units was determined using the income approach whereby estimated future discounted cash flows are used to develop fair value.
CLIENTS
          We entered into new long-term contracts with WellPoint and the DoD in the fourth quarter of 2009. As a result, we have a higher concentration of revenues among these clients in the first six months of 2010. For the three and six months ended June 30, 2010, our top five clients collectively represented 54.1% and 53.5% of revenues, respectively. For the three months ended June 30, 2010, our two largest clients, WellPoint and the DoD, represented approximately $3,226.9 million and $2,158.1 million, or 28.6% and 19.1% of revenues, respectively. Additionally, for the six months ended June 30, 2010, WellPoint and the DoD, represented $6,361.4 million and $4,247.2 million, or 28.4% and 18.9% of revenues, respectively. None of our other clients accounted for 10% or more of our consolidated revenues during the three and six months ended June 30, 2010. There were no clients that accounted for 10% or more of our consolidated revenues over the same periods of 2009.
RESULTS OF OPERATIONS
PBM OPERATING INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Product revenues
Network revenues(1)	$7,590.6	$3,232.9	$15,105.5	$6,483.5
Home delivery and specialty revenues(2)	3,295.2	1,886.9	6,525.8	3,684.7
Service revenues	65.8	69.6	131.7	133.7

Total PBM revenues	10,951.6	5,189.4	21,763.0	10,301.9
Cost of PBM revenues(1)	10,207.6	4,609.3	20,368.5	9,202.4

PBM gross profit	744.0	580.1	1,394.5	1,099.5
PBM SG&A expenses	218.6	203.1	418.5	370.8

PBM operating income	$525.4	$377.0	$976.0	$728.7

Network	151.0	94.7	300.0	188.9
Home delivery and specialty(2)	13.4	10.9	26.7	21.4

Total PBM Claims	164.4	105.6	326.7	210.3

Total adjusted PBM Claims(3)	189.0	125.5	375.5	249.5

(1)	Includes retail pharmacy co-payments of $1,547.3 million and $721.1 million for the three months ended June 30, 2010 and 2009, respectively, and $3,209.9 million and $1,543.8 million for the six months ended June 30, 2010 and 2009, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims are typically 90 day claims.

     Product Revenues for the three months ended June 30, 2010: Network pharmacy revenues increased by $4,357.7 million, or 134.8%, in the three months ended June 30, 2010 over the same period of 2009. Home delivery and specialty revenues increased $1,408.3 million, or 74.6%, in the three months ended June 30, 2010 from the same period in 2009. Approximately $5,533.5 million of the total product revenue increase is due to the increase in volume due to the acquisition of NextRx and the new contract with the DoD. The new contract with the DoD results in our accounting using the gross basis, under which the ingredient cost and member co-payments are included in revenues and cost of revenues. Additionally included as revenue, is $30.0 million related to the amendment of a client contract which relieved us of certain contractual guarantees. This amount was originally accrued in the NextRx opening balance sheet and in accordance with business combination accounting guidance the reversal of the accrual was recorded in revenue upon amendment of the contract during the second quarter of 2010. The increase was partially offset by the impact of higher generic penetration. Our network generic fill rate increased to 72.5% of total network claims in the second quarter of 2010 as compared to 69.2% in the same period of 2009. Additionally, our home delivery generic fill rate increased to 60.0% of home delivery claims in the three months ended June 30, 2010 as compared to 57.2% in the same period of 2009.
          Product Revenues for the six months ended June 30, 2010: Network pharmacy revenues increased by $8,622.0 million, or 133.0%, in the six months ended June 30, 2010 over the same period of 2009. Home delivery and specialty revenues increased $2,841.1 million, or 77.1%, in the six months ended June 30, 2010 from the same period in 2009. Approximately $11,046.3 million of the total product revenue increase is due to the increase in volume mostly due to the acquisition of NextRx and the new contract with the DoD. The new contract with the DoD results in our accounting using the gross basis, under which the ingredient cost and member co-payments are included in revenues and cost of revenues. Additionally included as revenue, is $30.0 million related to the amendment of a client contract which relieved us of certain contractual guarantees. The increase was partially offset by the impact of higher generic penetration. Our network generic fill rate increased to 71.9% of total network claims in the first six months of 2010 as compared to 69.1% in the same period of 2009. Additionally, our home delivery generic fill rate increased to 59.7% of home delivery claims in the six months ended June 30, 2010 as compared to 57.1% in the same period of 2009.
          Cost of PBM revenues increased $5,598.3 million, or 121.5%, and $11,166.1 million, or 121.3%, in the three and six months ended June 30, 2010, respectively, from the same period of 2009 due primarily to the acquisition of NextRx and the new contract with the DoD.
          Our PBM gross profit increased $163.9 million, or 28.3%, and $295.0 million or 26.8%, for the three and six months ended June 30, 2010, respectively, as compared to the same period of 2009. The acquisition of NextRx as well as better management of ingredient costs and client cost savings from the increase in the aggregate generic fill rate were partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment. Gross profit margin decreased to 6.8% from 11.2% and to 6.4% from 10.7% in the three and six months ended June 30, 2010 over the same period of 2009, respectively. This is primarily due to the new contract with the DoD which is accounted for on a gross basis as well as the acquisition of NextRx. However, we expect margins to improve as we continue to integrate NextRx into our core business and achieve synergies.
          Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended June 30, 2010 increased by $15.5 million, or 7.6%, as compared to the same period of 2009 primarily as a result of the following factors:
•	A benefit of $15.0 million in the second quarter of 2009 related to an insurance recovery for previously incurred litigation costs,

•	Integration costs of $4.4 million related to the acquisition of NextRx,

•	Increases in employee compensation due to growth mostly as a result of the acquisition of NextRx,

•	These increases were offset by transactions costs of $11.7 million incurred in the second quarter of 2009 related to the NextRx acquisition.

          SG&A for our PBM segment for the six months ended June 30, 2010 increased by $47.7 million, or 12.9%, as compared to the same period of 2009 primarily as a result of the following factors:
•	A benefit of $15.0 million in the second quarter of 2009 related to an insurance recovery for previously incurred litigation costs,

•	Integration costs of $10.4 million related to the acquisition of NextRx,

•	Increases in employee compensation due to growth mostly as a result of the acquisition of NextRx,

•	These increases were partially offset by transactions costs of $11.7 million incurred in the second quarter of 2009 related to the NextRx acquisition.
          PBM operating income increased $148.4 million, or 39.4%, and $247.3 million, or 33.9%, for the three and six months ended June 30, 2010, respectively, as compared to the same period of 2009, based on the various factors described above.
EM OPERATING INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Product revenues	$334.2	$304.1	$658.2	$603.6
Service revenues	3.0	3.3	6.0	6.8

Total EM revenues	337.2	307.4	664.2	610.4
Cost of EM revenues	323.7	294.9	638.0	584.7

EM gross profit	13.5	12.5	26.2	25.7
EM SG&A expenses	8.6	9.3	17.2	18.9

EM operating income	$4.9	$3.2	$9.0	$6.8

          As previously noted, our EM results for the three and six months ended June 30, 2010 and 2009 have been adjusted for the discontinued operations of PMG, which was formerly part of our EM segment.
          EM Continuing Operations: EM operating income increased by $1.7 million, or 53.1%, and $2.2 million, or 32.4%, for the three and six months ended June 30, 2010 from the same periods of 2009. The increase in operating income is due to increases in revenue primarily attributable to increases in volume in certain segments of our distribution line of business. Additionally, efforts to control cost within our EM segment resulted in a decrease in SG&A. This was partially offset by increases in EM cost of revenues primarily due to increases in volume and cost inflation in our distribution line of business.
OTHER (EXPENSE) INCOME
          Net interest expense decreased $34.9 million and $10.0 million in the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to fees of $58.4 million we incurred in the second quarter of 2009 related to the termination of the bridge loan for the financing of the NextRx acquisition, lower weighted average interest rate and lower debt outstanding on our credit facility (see Note 7 – Financing), partially offset by additional interest expense we incurred for the debt issuance in 2009 (see “Liquidity and Capital Resources”).
PROVISION FOR INCOME TAXES
          Our effective tax rate from continuing operations was 37.1% for the three and six months ended June 30, 2010, as compared to 36.7% for the same periods of 2009 primarily due to increased state income tax liability from the acquisition of NextRx.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
          Net loss from discontinued operations, net of tax, increased $17.6 million and $17.8 million for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009. This increase is primarily due to the impairment charge of $28.2 million as discussed in Note 4.
NET INCOME AND EARNINGS PER SHARE
          Net income for the three and six months ended June 30, 2010 increased $97.6 million, or 50.8%, and $143.4 million, or 35.3%, respectively, over the same periods of 2009 due to factors discussed above.
          On May 5, 2010, we announced a two-for-one stock split for stockholders of record on May 21, 2010 effective June 8, 2010. The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.
          Additionally, basic and diluted earnings per share increased 43.2% for the three months ended June 30, 2010 over the same period of 2009. For the six months ended June 30, 2010, basic and diluted earnings per share increased 24.7% and 23.7%, respectively, over the same period of 2009. The increase is primarily due to operating results, partially offset by an increase in shares outstanding as a result of the public offering in June 2009 (see Note 8).
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING
          For the six months ended June 30, 2010, net cash provided by continuing operations increased $922.2 million to $1,436.4 million compared to the same period of 2009. Changes in operating cash flows were positively impacted by the following factors:
•	Net income from continuing operations increased $161.2 million in the six months ended June 30, 2010 compared to the same period of 2009.

•	Included in net income in the six months ended June 30, 2010 is $119.2 million related to depreciation and amortization.

•	The deferred tax provision increased $32.8 million in the six months ended June 30, 2010 compared to the same period of 2009 reflecting a net change in taxable temporary differences primarily attributable to tax deductible goodwill.

•	Changes in working capital resulted in cash inflow of $671.3 million in the six months ended June 30, 2010 compared to a cash outflow of $40.5 million over the same period of 2009. The cash flow increase was primarily related to the collection of receivables from pharmaceutical manufacturers and clients due to the acquisition of NextRx. Offsetting these net cash inflows are net cash outflows of $229.1 million from claims and rebates payable due to the timing of invoices and payments.
          Our capital expenditures for the six months ended June 30, 2010 increased $19.5 million compared to the same period of 2009. In the second quarter of 2010, we opened our new Technology & Innovation Center in St. Louis, Missouri. Capital expenditures related to this facility were $26.3 million in the first six months of 2010. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

ACQUISITIONS
          On December 1, 2009, we completed the purchase of NextRx PBM Business, in exchange for total consideration of $4.675 billion paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4.667 billion. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 52.9 million shares (26.45 million shares unadjusted for the two-for-one stock split effective June 8, 2010) of common stock completed June 10, 2009 resulting in net proceeds of $1,569.1 million. This acquisition is reported as part of our PBM segment (see Note 3).
          We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2010 or thereafter.
STOCK REPURCHASE PROGRAM
          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the three months ended June 30, 2010, we repurchased 6.1 million treasury shares for $310.5 million. During the six months ended June 30, 2010, we repurchased 10.5 million treasury shares for $528.7 million. Current year repurchases were funded through internally generated cash. There are 31.5 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
BANK CREDIT FACILITY
          At June 30, 2010, our credit facility includes $180.0 million of Term A loans, $800.0 million of Term-1 loans and a $600.0 million revolving credit facility. The revolving credit facility (none of which was outstanding as of June 30, 2010) is available for general corporate purposes. During the first six months of 2010, we made scheduled payments of $360.0 million on the Term A loan. We anticipate that the current cash balances and the cash flow from operations will be sufficient to repay the principal balances when due and make our scheduled payments for those contractual obligations and capital commitments included in our Annual Report on Form 10-K for the year ended December 31, 2009. While it is our current intention to repay these loans when due, we may enter into a new loan facility to provide additional liquidity. At June 30, 2010, our remaining Term A loans and Term-1 loans obligation is $980.1 million and our cash and cash equivalents are $1,631.2 million.
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
          At June 30, 2010, the weighted average interest rate on the facility was 1.0%. The credit facility contains covenants which limit the indebtedness we may incur, the common shares we may repurchase, and dividends we may pay. The repurchase and dividend covenant applies if certain leverage thresholds are exceeded. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At June 30, 2010, we believe we were in compliance in all material respects with all covenants associated with our credit facility.

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
COMMON STOCK
          One May 5, 2010, we announced a two-for-one stock split for stockholders of record on May 21, 2010 effective June 8, 2010. The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.
          On June 10, 2009, we completed a public offering of 52.9 million shares (26.45 million shares unadjusted for the two-for-one stock split effective June 8, 2010) of common stock, which includes 6.9 million shares (3.45 million shares unadjusted) sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $30.50 per share ($61.00 per share unadjusted). The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.
IMPACT OF INFLATION
          Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2010 we had no obligations, net of cash, which were subject to variable rates of interest under our credit facility.
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
          During the second quarter ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following developments have occurred since the filing of our last Form 10-Q.
•	Multi-District Litigation — As previously disclosed, on April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings. On July 14, 2010, Plaintiffs filed a motion for class certification seeking to certify all self-funded ERISA employee benefit plans (“ERISA Plans”) for which NPA, at least initially, served as the ERISA Plans’ PBM, and which utilized the NPA Select Formulary at any time from January 1, 1996 through April 13, 2002.

•	In re Express Scripts Securities Litigation (Case No.4:04-CV-1009, United States District Court for the Eastern District of Missouri). On September 13, 2005, plaintiffs filed an amended complaint alleging that Express Scripts and certain of our officers (collectively, the “Defendants”) violated federal securities laws. On June 30, 2010, the Court granted Defendants’ motion to dismiss and dismissed the action. Plaintiffs have thirty days to appeal. Our response in opposition to class certification is due in early 2011.

•	Pearson’s Pharmacy, Inc. and Cam Enterprises, Inc. d/b/a Altadena Pharmacy v. Express Scripts, Inc. (Case No. 3:06-CV-00073-WKW, United States District Court for the Middle District of Alabama) (filed January 26, 2006). On February 15, 2006, an amended complaint alleging a class action on behalf of all pharmacies reimbursed based upon average wholesale price (“AWP”) was filed. On October 29, 2009, the court granted summary judgment in Express Scripts’ favor, disposing of all claims. The Eleventh Circuit upheld the dismissal on May 10, 2010.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following is a summary of our stock repurchasing activity (adjusted for the two-for-one stock split effective June 8, 2010) during the three months ended June 30, 2010 (share data in millions):

			Total number of
			shares purchased	Maximum number
	Total number		as part of a	of shares
	of	Average	publicly	that may yet be
	shares	price paid	announced	purchased under
Period	purchased	per share	program	the program

4/1/2010 – 4/30/2010	—	$—	—	37.6
5/1/2010 – 5/31/2010	5.5	50.80	5.5	32.1
6/1/2010 – 6/30/2010	0.6	50.33	0.6	31.5

Second Quarter 2010 Total	6.1	$50.76	6.1

          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the three months ended June, 2010, we repurchased 6.1 million treasury shares for $310.5 million. Current year repurchases were funded through internally generated cash. There are 31.5 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
Item 6. Exhibits
(a)	See Index to Exhibits below.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC. (Registrant)
Date: July 28, 2010	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: July 28, 2010	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. — Commission File Number 0-20199)

Exhibit
Number	Exhibit
2.1	Stock and Interest Purchase Agreement dated April 9, 2009 between the Company and WellPoint, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009 filed February 24, 2010.

3.2	Third Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed April 28, 2010.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the “Registration Statement”).

4.2	Rights Agreement dated as of July 25, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001 (the “Rights Agreement”).

4.3	Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

4.4	Amendment No. 2 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated December 18, 2009, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009.

11.1	Statement regarding computation of earnings per share. (See Note 6 to the unaudited consolidated financial statements.)

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

Exhibit
Number	Exhibit
32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[2]	XBRL Taxonomy Instance Document.

101.2[2]	XBRL Taxonomy Extension Schema Document.

101.3[2]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[2]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[2]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[2]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

2	Furnished, not filed.