Form 10-Q
period 2010-09-30
EXPRESS SCRIPTS INC
filed 2010-10-27
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common stock outstanding as of September 30, 2010:	526,211,000 Shares

EXPRESS SCRIPTS, INC.
INDEX

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)	3

		a) Unaudited Consolidated Balance Sheet	3

		b) Unaudited Consolidated Statement of Operations	4

		c) Unaudited Consolidated Statement of Changes in Stockholders’ Equity	5

		d) Unaudited Consolidated Statement of Cash Flows	6

		e) Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II	Other Information

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors — (Not Applicable)	—

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

	Item 3.	Defaults Upon Senior Securities — (Not Applicable)	—

	Item 4.	Removed and Reserved	—

	Item 5.	Other Information — (Not Applicable)	—

	Item 6.	Exhibits	33

Signatures			34

Index to Exhibits			35
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	September 30,	December 31,
(in millions, except share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$267.5	$1,070.4
Restricted cash and investments	10.9	9.1
Receivables, net	1,795.5	2,516.4
Inventories	315.8	313.0
Deferred taxes	119.2	135.0
Prepaid expenses and other current assets	45.1	94.2
Current assets of discontinued operations	—	5.4

Total current assets	2,554.0	4,143.5
Property and equipment, net	353.7	347.1
Goodwill	5,490.7	5,497.1
Other intangible assets, net	1,764.5	1,880.8
Other assets	31.8	31.7
Noncurrent assets of discontinued operations	—	31.0

Total assets	$10,194.7	$11,931.2

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$2,597.5	$2,850.7
Accounts payable	686.1	706.4
Accrued expenses	682.9	549.2
Current maturities of long-term debt	0.1	1,340.1
Current liabilities of discontinued operations	—	10.4

Total current liabilities	3,966.6	5,456.8
Long-term debt	2,493.4	2,492.5
Other liabilities	514.7	430.1

Total liabilities	6,974.7	8,379.4

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 shares authorized, $0.01 par value per share; shares issued: 690,243,000 and 345,279,000, respectively; shares outstanding: 526,211,000 and 275,007,000, respectively	6.9	3.5
Additional paid-in capital	2,314.3	2,260.0
Accumulated other comprehensive income	17.4	14.1
Retained earnings	5,040.2	4,188.6

	7,378.8	6,466.2
Common stock in treasury at cost, 164,032,000 and 70,272,000 shares, respectively	(4,158.8)	(2,914.4)

Total stockholders’ equity	3,220.0	3,551.8

Total liabilities and stockholders’ equity	$10,194.7	$11,931.2

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2010	2009	2010	2009
Revenues [1]	$11,251.8	$5,613.0	$33,679.0	$16,525.3
Cost of revenues [1]	10,487.7	5,001.9	31,494.2	14,789.0

Gross profit	764.1	611.1	2,184.8	1,736.3
Selling, general and administrative	236.1	252.7	671.8	642.4

Operating income	528.0	358.4	1,513.0	1,093.9

Other (expense) income:
Interest income	2.2	2.0	4.4	4.1
Interest expense	(42.2)	(48.0)	(127.0)	(142.7)

	(40.0)	(46.0)	(122.6)	(138.6)

Income before income taxes	488.0	312.4	1,390.4	955.3
Provision for income taxes	180.9	115.6	515.4	351.8

Net income from continuing operations	307.1	196.8	875.0	603.5
Net (loss) income from discontinued operations, net of tax	(5.6)	0.8	(23.4)	0.8

Net income	$301.5	$197.6	$851.6	$604.3

Weighted average number of common shares outstanding during the period:
Basic	531.7	549.0	541.9	519.4
Diluted	537.0	554.4	547.5	524.2

Basic earnings per share:
Continuing operations	$0.58	$0.36	$1.61	$1.16
Discontinued operations	(0.01)	—	(0.04)	—
Net earnings	0.57	0.36	1.57	1.16

Diluted earnings per share:
Continuing operations	$0.57	$0.35	$1.60	$1.15
Discontinued operations	(0.01)	—	(0.04)	—
Net earnings	0.56	0.36	1.56	1.15

[1]	Includes retail pharmacy co-payments of $1,478.5 million and $708.4 million for the three months ended September 30, 2010 and 2009, respectively and $4,688.4 million and $2,252.2 million for the nine months ended September 30, 2010 and 2009, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number
	of Shares	Amount
				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
(in millions)	Stock	Stock	Capital	Income	Earnings	Stock	Total
Balance at December 31, 2009	345.3	$3.5	$2,260.0	$14.1	$4,188.6	$(2,914.4)	$3,551.8
Comprehensive income:
Net income	—	—	—	—	851.6	—	851.6
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	3.3	—	—	3.3

Comprehensive income	—	—	—	3.3	851.6	—	854.9
Stock split in form of dividend	345.1	3.4	(3.4)	—	—	—	—
Treasury stock acquired	—	—	—	—	—	(1,276.2)	(1,276.2)
Changes in stockholders’ equity related to employee stock plans	(0.2)	—	57.7	—	—	31.8	89.5

Balance at September 30, 2010	690.2	$6.9	$2,314.3	$17.4	$5,040.2	$(4,158.8)	$3,220.0
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
(in millions)	2010	2009
Cash flows from operating activities:
Net income	$851.6	$604.3
Net loss (income) from discontinued operations, net of tax	23.4	(0.8)

Net income from continuing operations	875.0	603.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180.9	70.9
Non-cash adjustments to net income	140.7	77.1
Deferred financing fees	4.1	59.0
Changes in operating assets and liabilities:
Accounts receivable	706.6	(108.3)
Claims and rebates payable	(253.2)	20.2
Other net changes in operating assets and liabilities	175.6	186.2

Net cash provided by operating activities—continuing operations	1,829.7	908.6
Net cash provided by operating activities—discontinued operations	12.3	17.9

Net cash flows provided by operating activities	1,842.0	926.5

Cash flows from investing activities:
Purchases of property and equipment	(84.6)	(89.5)
Purchase of short-term investments	(10.0)	(1,198.9)
Other	15.8	5.4

Net cash used in investing activities — continuing operations	(78.8)	(1,283.0)
Net cash used in investing activities — discontinued operations	(0.8)	(1.0)

Net cash used in investing activities	(79.6)	(1,284.0)

Cash flows from financing activities:
Repayment of long-term debt	(1,340.1)	(240.1)
Treasury stock acquired	(1,276.2)	—
Tax benefit relating to employee stock compensation	32.9	7.7
Net proceeds from employee stock plans	19.3	7.1
Deferred financing fees	(3.9)	(69.5)
Proceeds on long-term debt, net of discounts	—	2,491.6
Net proceeds from stock issuance	—	1,569.1

Net cash (used in) provided by financing activities	(2,568.0)	3,765.9

Effect of foreign currency translation adjustment	2.7	3.3

Net (decrease) increase in cash and cash equivalents	(802.9)	3,411.7
Cash and cash equivalents at beginning of period	1,070.4	530.7

Cash and cash equivalents at end of period	$267.5	$3,942.4

See accompanying Notes to Unaudited Consolidated Financial Statements

R

EXPRESS SCRIPTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of significant accounting policies
          Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, we believe the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. For a full description of our accounting policies, refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
          We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the Unaudited Consolidated Balance Sheet at September 30, 2010, the Unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2010 and 2009, the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010, and the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
          Financial assets accounted for at fair value on a recurring basis include cash equivalents of $174.6 million and $909.8 million, restricted cash and investments of $10.9 million and $9.1 million, and trading securities (included in other assets) of $12.5 million and $11.4 million at September 30, 2010 and December 31, 2009, respectively. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

5.25% senior notes due 2012, net of unamortized discount	$999.6	$1,067.5	$999.4	$1,068.6
6.25% senior notes due 2014, net of unamortized discount	996.7	1,148.4	996.1	1,095.7
7.25% senior notes due 2019, net of unamortized discount	497.0	628.9	496.8	591.6

Total	$2,493.3	$2,844.8	$2,492.3	$2,755.9

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
Note 3 — Acquisition (reflecting the two-for-one stock split effective June 8, 2010)
          On December 1, 2009, we completed the purchase of 100% of the shares and equity interests of certain subsidiaries of WellPoint, Inc. (“WellPoint”) that provide pharmacy benefit management services (“NextRx” or the “NextRx PBM Business”), in exchange for total consideration of $4.675 billion paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4.667 billion. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009, resulting in net proceeds of $2,478.3 million, and a public offering of 52.9 million shares of common stock completed June 10, 2009, resulting in net proceeds of $1,569.1 million. This acquisition is reported as part of our pharmacy benefit management (“PBM”) segment.
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
          The following unaudited pro forma information presents a summary of our combined results of operations and those of the NextRx PBM Business for the three and nine months ended September 30, 2009 as if the acquisition and financing transactions had occurred at January 1, 2009, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. This information is presented with actual results from the three and nine months ended September 30, 2010 for comparative purposes. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the NextRx PBM Business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2010	2009	2010	2009

Total revenues	$11,251.8	$9,457.1	$33,679.0	$28,264.6
Net income from continuing operations	307.1	256.5	875.0	745.3
Basic earnings per share from continuing operations	0.58	0.47	1.61	1.36
Diluted earnings per share from continuing operations	$0.57	$0.47	$1.60	$1.35
          The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. Because information may become available within the measurement period (one year from the date of acquisition) that indicates a potential change to these valuations, the purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price during the fourth quarter of 2010. The components of the preliminary purchase price allocation for NextRx are as follows:

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
          A portion of the excess of purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of customer contracts in the amount of $1,585.0 million. These assets are included in other intangible assets, net on the unaudited consolidated balance sheet. The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $2,679.9 million. The goodwill is the residual value after identified assets are separately valued and represents the result of expected buyer-specific synergies derived from our ability to drive growth in generic and mail order utilization, supply chain savings from both drug manufacturers and the retail network, and the tax benefits derived from the Section 338(h)(10) election under the Internal Revenue Code.
          During the second quarter of 2010, we recorded a pre-tax benefit of $30.0 million related to the amendment of a client contract which relieved us of certain contractual guarantees. This amount was originally accrued in the NextRx opening balance sheet. In accordance with business combination accounting guidance, the reversal of the accrual was recorded in revenue, since it relates to client guarantees, upon amendment of the contract during the second quarter of 2010.
Note 4 — Discontinued Operations
          In the third quarter of 2010, we completed the sale of our Phoenix Marketing Group (“PMG”) line of business. The loss on the sale as well as other charges related to discontinued operations during the third quarter of 2010 totaled $8.3 million. These charges are included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying unaudited consolidated statement of operations for the three and nine months ended September 30, 2010. The purchase price is subject to a working capital adjustment, which is expected to be finalized in the fourth quarter of 2010 and is not expected to be material.
          During the second quarter of 2010, we concluded that PMG was no longer core to our future operations and committed to a plan to dispose of the business. As a result, PMG was classified as a discontinued operation beginning in the second quarter of 2010, and an impairment charge of $28.2 million was recorded to reflect goodwill and intangible asset impairment and the subsequent write-down of PMG assets to fair market value. The impairment charge is included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 2010.
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
          Certain information with respect to the discontinued operations for the three and nine months ended September 30, 2010 and 2009 is summarized below. Certain activity related to the winding down of working capital balances of our infusion pharmacy line of business (“IP”), which was sold in 2008, is included in the information for the three months and nine months ended September 30, 2009.

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Revenues	$5.2	$6.4	$16.5	$20.2
Net (loss) income from discontinued operations, net of tax	(5.6)	0.8	(23.4)	0.8
Income tax (benefit) expense from discontinued operations	$(2.5)	$0.4	$(12.9)	$0.4
Note 5 — Goodwill and other intangible assets
          The following is a summary of our goodwill and other intangible assets for our two reportable segments PBM and EM (excludes discontinued operations of PMG):

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill
PBM	$5,465.8	$(107.4)	$5,358.4	$5,472.1	$(107.3)	$5,364.8
EM	132.3	—	132.3	132.3	—	132.3

	$5,598.1	$(107.4)	$5,490.7	$5,604.4	$(107.3)	$5,497.1

Other intangible assets
PBM
Customer contracts	$2,018.4	$(309.2)	$1,709.2	$2,018.3	$(197.8)	$1,820.5
Other	20.8	(3.9)	16.9	27.9	(10.9)	17.0

	2,039.2	(313.1)	1,726.1	2,046.2	(208.7)	1,837.5

EM
Customer relationships	68.4	(30.7)	37.7	68.4	(25.8)	42.6
Other	0.7	—	0.7	0.7	—	0.7

	69.1	(30.7)	38.4	69.1	(25.8)	43.3

Total other intangible assets	$2,108.3	$(343.8)	$1,764.5	$2,115.3	$(234.5)	$1,880.8

          The aggregate amount of amortization expense of other intangible assets for our continuing operations was $40.1 million and $10.2 million for the three months ended September 30, 2010 and 2009, respectively and $120.1 million and $28.5 million for the nine months ended September 30, 2010 and 2009, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to the PBM agreement has been included as an offset to revenues in the amount of $28.5 million and $85.5 million for the three and nine months ended September 30, 2010, respectively. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $159.9 million for 2010, $158.8 million for 2011, $158.1 million for 2012, $156.9 million for 2013, and $151.3 million for 2014. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 3 to 10 years for other intangible assets.
          The change in the gross carrying amount and accumulated amortization for PBM other intangible assets is the result of the write-off of $11.0 million of deferred financing fees related to the credit facility terminated during the quarter and the capitalization of $3.9 million of deferred financing fees related to the new credit facility (see Note 7).
          A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM(1)	Total

Balance at December 31, 2009	$5,364.8	$132.3	$5,497.1
Adjustment to purchase price allocation(2)	(6.8)	—	(6.8)
Foreign currency translation and other	0.4	—	0.4

Balance at September 30, 2010	$5,358.4	$132.3	$5,490.7

(1)	Excludes discontinued operations of PMG.

(2)	Represents adjustments to preliminary purchase price upon settlement of working capital adjustment.
          See Note 3 for further information on goodwill related to recent acquisitions.
          As discussed in Note 4, our PMG line of business was classified as a discontinued operation during the second quarter of 2010 and we completed the sale of the business during the third quarter of 2010. In connection with the classification of PMG as a discontinued operation, we revised our impairment model based on the intent to dispose of the business. The revised change in model indicated impairment in the total amount of $28.2 million during the second quarter of 2010, the majority of which reflects the PMG goodwill and intangible asset impairment and the subsequent write-down of PMG assets to fair market value. The impairment charge is included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying unaudited consolidated statement of operations.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010(1)	2009	2010(2)	2009

Weighted average number of common shares outstanding during the period — Basic EPS(3)	531.7	549.0	541.9	519.4
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(3)	5.3	5.4	5.6	4.8

Weighted average number of common shares outstanding during the period — Diluted EPS(3)	537.0	554.4	547.5	524.2

(1)	The decrease in weighted average number of common shares outstanding for the three months ended September 30, 2010 for Basic and Diluted EPS resulted from the repurchase of 26.9 million treasury shares in the nine months ended September 30, 2010.

(2)	The increase in weighted average number of common shares outstanding for the nine months ended September 30, 2010 for Basic and Diluted EPS resulted from the 52.9 million shares issued in the common stock offering on June 10, 2009 (see Note 8). The increase was partially offset by the 26.9 million treasury shares repurchased in the nine months ended September 30, 2010.

(3)	Excludes awards of 2.6 million and 1.0 million for the three months ended September 30, 2010 and 2009, respectively and 3.0 million and 4.2 million for the nine months ended September 30, 2010 and 2009, respectively. These were excluded because their effect was anti-dilutive.
          The above shares are all calculated under the “treasury stock” method.
Note 7 — Financing
          Long-term debt consists of:

	September 30,	December 31,
(in millions)	2010	2009

5.25% senior notes due 2012, net of unamortized discount	$999.6	$999.4
6.25% senior notes due 2014, net of unamortized discount	996.7	996.1
7.25% senior notes due 2019, net of unamortized discount	497.0	496.8
Term A loans due October 14, 2010	—	540.0
Term-1 loans due October 14, 2010	—	800.0
Revolving credit facility due August 13, 2013	—	—
Other	0.2	0.3

Total debt	2,493.5	3,832.6

Less current maturities	0.1	1,340.1

Long-term debt	$2,493.4	$2,492.5

          On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million. In connection with entering into the credit agreement, we terminated in full the revolving facility under our prior credit agreement, entered into October 14, 2005 and due October 14, 2010. There was no outstanding balance in our prior revolving credit facility upon termination.
          During the third quarter of 2010, we repaid the Term A and Term-1 loans in full. We made total Term loan payments of $1,340.0 million during the nine months ended September 30, 2010. At September 30, 2010, our credit agreement consists of a $750.0 million revolving credit facility (none of which was outstanding as of September 30, 2010) available for general corporate purposes.

          The new credit agreement requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin over LIBOR will range from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the credit agreement we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee will range from 0.20% to 0.30% depending on our consolidated leverage ratio. Financing costs of $3.9 million related to the new credit facility are being amortized over three years and are reflected in other intangible assets, net in the accompanying unaudited consolidated balance sheet.
          The credit agreement contains covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At September 30, 2010, we believe we were in compliance in all material respects with all covenants associated with our new credit agreement.
Note 8 — Common stock (reflecting the two-for-one stock split effective June 8, 2010)
          On May 5, 2010, we announced a two-for-one stock split for stockholders of record on May 21, 2010 effective June 8, 2010. The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.
          On June 10, 2009, we completed a public offering of 52.9 million shares of common stock, which includes 6.9 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $30.50 per share. The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3).
Note 9 — Stock-based compensation plans (reflecting the two-for-one stock split effective June 8, 2010)
          Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units, and performance share awards. Awards are typically settled using treasury shares. The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan (“LTIP”) is 10 years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the first nine months of 2010, we granted 2,480,000 stock options with a weighted average fair market value of $15.96. The SSRs and stock options have three-year graded vesting.
          During the first nine months of 2010, we granted to certain officers and employees approximately 276,000 restricted stock units and performance shares with a weighted average fair market value of $49.59. The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original value of the performance share grants is subject to a multiplier of 2.5 based on certain performance metrics. During the first nine months of 2010, approximately 213,000 additional performance shares were granted to certain officers for exceeding certain performance metrics. The total number of non-vested restricted stock and performance share awards was 995,000 at September 30, 2010 and 1,200,000 at December 31, 2009.
          We recognized stock-based compensation expense of $13.1 million and $11.2 million in the three months ended September 30, 2010 and 2009, respectively and $37.2 million and $33.5 million in the nine months ended September 30, 2010 and 2009, respectively. Unamortized stock-based compensation as of September 30, 2010 was $31.9 million for stock options and SSRs and $20.7 million for restricted stock and performance shares.

          The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(1)	2010	2009

Expected life of option	3-5 years	—	3-5 years	3-5 years
Risk-free interest rate	0.8%-1.4%	—	0.8%-2.4%	1.3%-2.4%
Expected volatility of stock	37%-41%	—	36%-41%	35%-39%
Expected dividend yield	None	—	None	None

(1)	No options or SSRs were granted during the three months ended September 30, 2009.
Note 10 — Contingencies
          We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative FASB guidance, if the range of possible loss is broad, the liability accrued should be based on the lower end of the range. We received a $15 million insurance recovery in the second quarter of 2009, included in selling, general and administrative expense (“SG&A”), for previously incurred litigation costs. We accrued $35.0 million in the third quarter of 2009 related to the settlement of a lawsuit brought against us and one of our subsidiaries by Aetna, Inc., which settlement resulted in the dismissal of the case by the court on October 22, 2009.
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
          Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three months and nine months ended September 30, 2010 and 2009.

(in millions)	PBM	EM	Total

For the three months ended September 30, 2010
Product revenue:
Network revenues(1)	$7,490.9	$—	$7,490.9
Home delivery and specialty revenues(2)	3,316.1	—	3,316.1
Other revenues	—	379.2	379.2
Service revenues	62.6	3.0	65.6

Total revenues	10,869.6	382.2	11,251.8
Depreciation and amortization expense	59.7	2.0	61.7
Operating income	523.8	4.2	528.0
Interest income			2.2
Interest expense			(42.2)

Income before income taxes			488.0
Capital expenditures	32.5	1.0	33.5

For the three months ended September 30, 2009
Product revenue:
Network revenues(1)	$3,288.8	$—	$3,288.8
Home delivery and specialty revenues(2)	1,915.1	—	1,915.1
Other revenues	—	339.3	339.3
Service revenues	67.1	2.7	69.8

Total revenues	5,271.0	342.0	5,613.0
Depreciation and amortization expense	20.9	2.2	23.1
Operating income	354.8	3.6	358.4
Interest income			2.0
Interest expense			(48.0)

Income before income taxes			312.4
Capital expenditures	57.3	0.6	57.9

For the nine months ended September 30, 2010
Product revenue:
Network revenues(1)	$22,596.4	$—	$22,596.4
Home delivery and specialty revenues(2)	9,841.9	—	9,841.9
Other revenues	—	1,037.4	1,037.4
Service revenues	194.3	9.0	203.3

Total revenues	32,632.6	1,046.4	33,679.0
Depreciation and amortization expense	174.9	6.0	180.9
Operating income	1,499.8	13.2	1,513.0
Interest income			4.4
Interest expense			(127.0)

Income before income taxes			1,390.4
Capital expenditures	82.3	2.3	84.6

(in millions)	PBM	EM	Total

For the nine months ended September 30, 2009
Product revenue:
Network revenues(1)	$9,772.3	$—	$9,772.3
Home delivery and specialty revenues(2)	5,599.8	—	5,599.8
Other revenues	—	942.9	942.9
Service revenues	200.8	9.5	210.3

Total revenues	15,572.9	952.4	16,525.3
Depreciation and amortization expense	64.3	6.6	70.9
Operating income	1,083.5	10.4	1,093.9
Interest income			4.1
Interest expense			(142.7)

Income before income taxes			955.3
Capital expenditures	88.3	1.2	89.5

(1)	Includes retail pharmacy co-payments of $1,478.5 million and $708.4 million for the three months ended September 30, 2010 and 2009, respectively and $4,688.4 million and $2,252.2 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.
          The following table presents balance sheet information about our reportable segments:

(in millions)	PBM	EM	DISC OP	Total

As of September 30, 2010
Total assets	$9,659.7	$535.0	$—	$10,194.7
Investment in equity method investees	4.3	—	—	4.3

As of December 31, 2009
Total assets	$11,560.3	$334.5	$36.4	$11,931.2
Investment in equity method investees	4.1	—	—	4.1
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
          For the three and nine months ended September 30, 2010, our top five clients collectively represented 55.5% and 54.3% of revenues, respectively. For the three months ended September 30, 2010, our two largest clients, WellPoint and the Department of Defense (“DoD”), represented 29.4% and 19.8% of revenues, respectively. Additionally, for the nine months ended September 30, 2010, WellPoint and the DoD represented 28.7% and 19.2% of revenues, respectively. None of our other clients accounted for 10% or more of our consolidated revenues during the three and nine months ended September 30, 2010. No clients accounted for 10% or more of our consolidated revenues over the same periods of 2009.

          Revenues earned by our Canadian PBM totaled $12.9 million and $11.6 million for the three months ended September 30, 2010 and 2009, respectively, and $37.9 million and $34.7 million for the nine months ended September 30, 2010 and 2009, respectively. All other revenues were earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $15.8 million and $15.2 million as of September 30, 2010 and December 31, 2009, respectively. All other long-lived assets are domiciled in the United States.
Note 12 — Condensed consolidating financial information
          Our senior notes are jointly and severally and fully and unconditionally guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. Effective June 30, 2008, IP was sold, and effective September 17, 2010, PMG was sold. The assets, liabilities, and operations from IP and PMG are included as discontinued operations in those of the non-guarantors. Subsequent to the acquisition of NextRx on December 1, 2009, the assets, liabilities and operations of the 100% owned domestic subsidiaries have been included in those of the guarantors. Certain amounts from prior periods have been reclassified to conform to current period presentation. The following presents the condensed consolidating financial information separately for:
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

(v)	Express Scripts, Inc. and subsidiaries on a consolidated basis.
Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of September 30, 2010
Cash and cash equivalents	$194.2	$8.1	$65.2	$—	$267.5
Restricted cash and investments	—	9.3	1.6	—	10.9
Receivables, net	1,252.6	534.3	8.6	—	1,795.5
Other current assets	66.1	400.7	13.3	—	480.1

Total current assets	1,512.9	952.4	88.7	—	2,554.0

Property and equipment, net	247.4	94.8	11.5	—	353.7
Investments in subsidiaries	6,191.1	—	—	(6,191.1)	—
Intercompany	—	3,185.2	—	(3,185.2)	—
Goodwill	2,932.4	2,533.1	25.2	—	5,490.7
Other intangible assets, net	1,456.4	304.1	4.0	—	1,764.5
Other assets	24.6	5.3	1.9	—	31.8

Total assets	$12,364.8	$7,074.9	$131.3	$(9,376.3)	$10,194.7

Claims and rebates payable	$2,582.5	$15.0	$—	$—	$2,597.5
Accounts payable	659.6	23.1	3.4	—	686.1
Accrued expenses	239.0	433.4	10.5	—	682.9
Current maturities of long-term debt	0.1	—	—	—	0.1

Total current liabilities	3,481.2	471.5	13.9	—	3,966.6

Long-term debt	2,493.4	—	—	—	2,493.4
Intercompany	3,081.5	—	103.7	(3,185.2)	—
Other liabilities	88.7	421.4	4.6	—	514.7
Stockholders’ equity	3,220.0	6,182.0	9.1	(6,191.1)	3,220.0

Total liabilities and stockholders’ equity	$12,364.8	$7,074.9	$131.3	$(9,376.3)	$10,194.7

Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of December 31, 2009
Cash and cash equivalents	$1,005.0	$10.0	$55.4	$—	$1,070.4
Restricted cash and investments	—	7.5	1.6	—	9.1
Receivables, net	1,179.8	1,326.7	9.9	—	2,516.4
Other current assets	196.0	340.6	5.6	—	542.2
Current assets of discontinued operations	—	—	5.4	—	5.4

Total current assets	2,380.8	1,684.8	77.9	—	4,143.5

Property and equipment, net	239.6	96.5	11.0	—	347.1
Investments in subsidiaries	5,970.2	—	—	(5,970.2)	—
Intercompany	—	2,500.2	—	(2,500.2)	—
Goodwill	2,939.2	2,533.1	24.8	—	5,497.1
Other intangible assets, net	1,543.9	332.6	4.3	—	1,880.8
Other assets	21.3	8.5	1.9	—	31.7
Non-current assets of discontinued operations	—	—	31.0	—	31.0

Total assets	$13,095.0	$7,155.7	$150.9	$(8,470.4)	$11,931.2

Claims and rebates payable	$2,264.3	$586.4	$—	$—	$2,850.7
Accounts payable	674.4	29.0	3.0	—	706.4
Accrued expenses	312.7	225.2	11.3	—	549.2
Current maturities of long-term debt	1,340.0	0.1	—	—	1,340.1
Current liabilities of discontinued operations	—	—	10.4	—	10.4

Total current liabilities	4,591.4	840.7	24.7	—	5,456.8

Long-term debt	2,492.5	—	—	—	2,492.5
Intercompany	2,387.2	—	113.0	(2,500.2)	—
Other liabilities	72.1	356.3	1.7	—	430.1
Stockholders’ equity	3,551.8	5,958.7	11.5	(5,970.2)	3,551.8

Total liabilities and stockholders’ equity	$13,095.0	$7,155.7	$150.9	$(8,470.4)	$11,931.2

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended September 30, 2010
Revenues	$7,387.7	$3,840.8	$23.3	$—	$11,251.8
Operating expenses	7,027.3	3,675.3	21.2	—	10,723.8

Operating income	360.4	165.5	2.1	—	528.0
Interest expense, net	(38.2)	(1.8)	—	—	(40.0)

Income before income taxes	322.2	163.7	2.1	—	488.0
Provision for income taxes	117.5	62.0	1.4	—	180.9

Net income from continuing operations	204.7	101.7	0.7	—	307.1
Net loss from discontinued operations, net of tax	—	—	(5.6)	—	(5.6)
Equity in earnings of subsidiaries	96.8	—	—	(96.8)	—

Net income (loss)	$301.5	$101.7	$(4.9)	$(96.8)	$301.5

For the three months ended September 30, 2009
Revenues	$3,197.1	$2,397.6	$18.3	$—	$5,613.0
Operating expenses	2,931.1	2,308.4	15.1	—	5,254.6

Operating income	266.0	89.2	3.2	—	358.4
Interest expense, net	(43.4)	(1.8)	(0.8)	—	(46.0)

Income before income taxes	222.6	87.4	2.4	—	312.4
Provision for income taxes	82.8	31.6	1.2	—	115.6

Net income from continuing operations	139.8	55.8	1.2	—	196.8
Net income from discontinued operations, net of tax	—	—	0.8	—	0.8
Equity in earnings of subsidiaries	57.8	—	—	(57.8)	—

Net income (loss)	$197.6	$55.8	$2.0	$(57.8)	$197.6

For the nine months ended September 30, 2010
Revenues	$22,249.4	$11,363.6	$66.0	$—	$33,679.0
Operating expenses	21,129.9	10,968.5	67.6	—	32,166.0

Operating income (loss)	1,119.5	395.1	(1.6)	—	1,513.0
Interest (expense) income, net	(117.9)	(4.8)	0.1	—	(122.6)

Income (loss) before income taxes	1,001.6	390.3	(1.5)	—	1,390.4
Provision for income taxes	369.2	145.1	1.1	—	515.4

Net income (loss) from continuing operations	632.4	245.2	(2.6)	—	875.0
Net loss from discontinued operations, net of tax	—	—	(23.4)	—	(23.4)
Equity in earnings of subsidiaries	219.2	—	—	(219.2)	—

Net income (loss)	$851.6	$245.2	$(26.0)	$(219.2)	$851.6

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the nine months ended September 30, 2009
Revenues	$9,514.6	$6,956.7	$54.0	$—	$16,525.3
Operating expenses	8,792.2	6,592.7	46.5	—	15,431.4

Operating income	722.4	364.0	7.5	—	1,093.9
Interest expense, net	(130.8)	(5.6)	(2.2)	—	(138.6)

Income before income taxes	591.6	358.4	5.3	—	955.3
Provision for income taxes	218.2	131.0	2.6	—	351.8

Net income from continuing operations	373.4	227.4	2.7	—	603.5
Net income from discontinued operations, net of tax	—	—	0.8	—	0.8
Equity in earnings of subsidiaries	230.9	—	—	(230.9)	—

Net income (loss)	$604.3	$227.4	$3.5	$(230.9)	$604.3

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the nine months ended September 30, 2010
Net cash flows provided by (used in) operating activities	$1,323.5	$733.9	$3.8	$(219.2)	$1,842.0

Cash flows from investing activities:
Purchase of property and equipment	(55.4)	(27.1)	(2.1)	—	(84.6)
Purchase of short-term investments	—	—	(10.0)	—	(10.0)
Other	12.7	(2.0)	5.1	—	15.8

Net cash used in investing activities — continuing operations	(42.7)	(29.1)	(7.0)	—	(78.8)
Net cash used in investing activities — discontinued operations	—	—	(0.8)	—	(0.8)

Net cash used in investing activities	(42.7)	(29.1)	(7.8)	—	(79.6)

Cash flows from financing activities:
Repayment of long-term debt	(1,340.1)	—	—	—	(1,340.1)
Treasury stock acquired	(1,276.2)	—	—	—	(1,276.2)
Tax benefit relating to employee stock compensation	32.9	—	—	—	32.9
Net proceeds from employee stock plans	19.3	—	—	—	19.3
Deferred financing fees	(3.9)	—	—	—	(3.9)
Net transactions with parent	476.4	(706.7)	11.1	219.2	—

Net cash (used in) provided by financing activities	(2,091.6)	(706.7)	11.1	219.2	(2,568.0)

Effect of foreign currency translation adjustment	—	—	2.7	—	2.7

Net (decrease) increase in cash and cash equivalents	(810.8)	(1.9)	9.8	—	(802.9)
Cash and cash equivalents at beginning of period	1,005.0	10.0	55.4	—	1,070.4

Cash and cash equivalents at end of period	$194.2	$8.1	$65.2	$—	$267.5

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the nine months ended September 30, 2009
Net cash flows provided by (used in) operating activities	$790.5	$358.0	$8.9	$(230.9)	$926.5

Cash flows from investing activities:
Purchase of short-term investments	(1,198.9)	—	—	—	(1,198.9)
Purchase of property and equipment	(78.8)	(7.7)	(3.0)	—	(89.5)
Other	5.4	—	—	—	5.4

Net cash used in investing activities — continuing operations	(1,272.3)	(7.7)	(3.0)	—	(1,283.0)
Net cash used in investing activities — discontinued operations	—	—	(1.0)	—	(1.0)

Net cash used in investing activities	(1,272.3)	(7.7)	(4.0)	—	(1,284.0)

Cash flows from financing activities:
Proceeds on long-term debt, net of discounts	2,491.6	—	—	—	2,491.6
Net proceeds from stock issuance	1,569.1	—	—	—	1,569.1
Repayment of long-term debt	(240.1)	—	—	—	(240.1)
Deferred financing fees	(69.5)	—	—	—	(69.5)
Tax benefit relating to employee stock compensation	7.7	—	—	—	7.7
Net proceeds from employee stock plans	7.1	—	—	—	7.1
Net transactions with parent	117.2	(349.8)	1.7	230.9	—

Net cash provided by (used in) financing activities	3,883.1	(349.8)	1.7	230.9	3,765.9

Effect of foreign currency translation adjustment	—	—	3.3	—	3.3

Net increase in cash and cash equivalents	3,401.3	0.5	9.9	—	3,411.7
Cash and cash equivalents at beginning of period	488.1	8.9	33.7	—	530.7

Cash and cash equivalents at end of period	$3,889.4	$9.4	$43.6	$—	$3,942.4

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
          Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Factors which might cause such a difference to occur include, but are not limited to:
•	uncertainties associated with our acquisitions, which include integration risks and costs, uncertainties associated with client retention and repricing of client contracts, uncertainties associated with the operations of acquired businesses, and rationalization of our footprint

•	results in regulatory matters, the adoption of new legislation or regulations (including new healthcare reform proposals and increased costs associated with compliance with new laws and regulations), more aggressive enforcement of existing legislation or regulations, or a change in the interpretation of existing legislation or regulations

•	continued pressure on margins resulting from client demands for lower prices or different pricing approaches, enhanced service offerings and/or higher service levels

•	competition in the PBM industry, and our ability to consummate contract negotiations with prospective clients, as well as competition from new competitors offering services that may in whole or in part replace services that we now provide to our customers

•	the possible loss, or adverse modification of the terms, of contracts with pharmacies in our retail pharmacy network

•	the possible termination or nonrenewal of, or unfavorable modification to, contracts with key clients or providers, some of which could have a material impact on our financial results

•	costs and uncertainties of adverse results in litigation, including a number of pending class action cases that challenge certain of our business practices

•	our leverage and debt service obligations, including the effect of certain covenants in our borrowing agreements, access to capital and increases in interest rates

•	our ability to maintain growth rates, or to control operating or capital costs, including the impact of declines in prescription drug utilization resulting from the current economic environment

•	changes and other uncertainties related to industry pricing benchmarks, which could have the effect of reducing prices and margins, or which could otherwise create turbulence within the industry

•	increased compliance risk relating to our contracts with the Department of Defense (“DoD”) TRICARE Management Activity and various state governments and agencies

•	uncertainties and risks regarding the Medicare Part D prescription drug benefit, including the financial impact to us to the extent we participate in the program on a risk-bearing basis, uncertainties of client or member losses to other providers under Medicare Part D, implementation of regulations that adversely affect our profitability or cash flow, and increased regulatory risk

•	the possible loss, or adverse modification of the terms, of relationships with pharmaceutical manufacturers or distributors, or changes in pricing, discount or other practices of pharmaceutical manufacturers or interruption of the supply of any pharmaceutical products

•	in connection with our specialty pharmacy business, the possible loss, or adverse modification of the terms of our contracts with a limited number of biopharmaceutical companies from whom we acquire specialty pharmaceuticals

•	the use and protection of the intellectual property, data, and tangible assets that we use in our business, the misuse of our data by others, or infringement or alleged infringement by us of intellectual property claimed by others

•	general developments in the health care industry, including the impact of increases in health care costs, government programs to control health care costs, changes in drug utilization and cost patterns and introductions of new drugs

•	increase in credit risk relative to our clients due to adverse economic trends or other factors

•	other risks described from time to time in our filings with the SEC
          See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 — “Business” and Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.
OVERVIEW
          As one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, we provide healthcare management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physicians’ offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.
          Through our Emerging Markets (“EM”) segment, we provide services including: distribution of pharmaceuticals and medical supplies to providers and clinics, fertility services to providers and patients, and healthcare account administration and implementation of consumer-directed healthcare solutions.
          Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, certain specialty distribution services and accountability services. Tangible product revenue generated by our PBM and EM segments represented 99.4% of revenues for the three and nine months ended September 30, 2010, and 98.8% and 98.7% for the three and nine months ending September 30, 2009, respectively.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
          Our results in the first nine months of 2010 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. In the first nine months of 2010, we benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, higher generic fill rate (71.2% compared to 67.9% in the same period of 2009) and other actions which helped to reduce ingredient costs. In addition, through the research performed by us and guided by our Consumerology® Advisory Board, we are providing our clients with additional tools designed to generate higher generic fill rates and further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.
          While we believe we are well positioned from a business and financial perspective, we are subject to the current adverse economic environment. These conditions could affect our business in a number of direct and indirect ways.
          We believe the purchase of the shares and equity interests of certain subsidiaries of WellPoint that provide pharmacy benefit management services (“NextRx”, or the “NextRx PBM Business”), as well as the positive trends in gross profit we saw in the first nine months of 2010 should continue to generate improvements in our results of operations in the future. We benefited from lower drug purchasing costs and increased generic usage which we believe should continue to offset the negative impact of various economic and marketplace forces affecting pricing and plan structure.

CRITICAL ACCOUNTING POLICIES
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.
GOODWILL AND INTANGIBLES
          During 2009, the valuations of two reporting units in our EM segment yielded fair values which were less than 20% in excess of their carrying value. We concluded that no impairment existed since the fair value of these reporting units exceeded their carrying value. As of September 30, 2010, the total assets, which include goodwill and the intangible assets, of these two reporting units were approximately $428.6 million and $29.7 million, respectively. Through the third quarter of 2010, there have been no events or circumstances relative to these reporting units that would require a re-evaluation of the fair value of the EM segment assets as compared to the carrying values. The fair value of both reporting units was determined using the income approach whereby estimated future discounted cash flows are used to develop fair value.
CLIENTS
          We entered into new long-term contracts with WellPoint and the DoD in the fourth quarter of 2009. As a result, we have a higher concentration of revenues among these clients in the first nine months of 2010. For the three and nine months ended September 30, 2010, our top five clients collectively represented 55.5% and 54.3% of revenues, respectively. For the three months ended September 30, 2010, our two largest clients, WellPoint and the DoD, represented approximately $3,303.5 million and $2,233.0 million, or 29.4% and 19.8% of revenues, respectively. Additionally, for the nine months ended September 30, 2010, WellPoint and the DoD represented $9,664.9 million and $6,480.2 million, or 28.7% and 19.2% of revenues, respectively. None of our other clients accounted for 10% or more of our consolidated revenues during the three and nine months ended September 30, 2010. No clients accounted for 10% or more of our consolidated revenues over the same periods of 2009.
RESULTS OF OPERATIONS
PBM OPERATING INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Product revenues
Network revenues(1)	$7,490.9	$3,288.8	$22,596.4	$9,772.3
Home delivery and specialty revenues(2)	3,316.1	1,915.1	9,841.9	5,599.8
Service revenues	62.6	67.1	194.3	200.8

Total PBM revenues	10,869.6	5,271.0	32,632.6	15,572.9
Cost of PBM revenues(1)	10,118.5	4,672.8	30,487.0	13,875.2

PBM gross profit	751.1	598.2	2,145.6	1,697.7
PBM SG&A expenses	227.3	243.4	645.8	614.2

PBM operating income	$523.8	$354.8	$1,499.8	$1,083.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Network	148.9	95.2	448.9	284.1
Home delivery and specialty(2)	13.5	11.1	40.2	32.5

Total PBM Claims	162.4	106.3	489.1	316.6

Total adjusted PBM Claims(3)	186.8	126.3	562.3	375.8

(1)	Includes retail pharmacy co-payments of $1,478.5 million and $708.4 million for the three months ended September 30, 2010 and 2009, respectively, and $4,688.4 million and $2,252.2 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims are typically 90 day claims.
          Product Revenues for the three months ended September 30, 2010: Network pharmacy revenues increased by $4,202.1 million, or 127.8%, in the three months ended September 30, 2010 over the same period of 2009. Home delivery and specialty revenues increased $1,401.0 million, or 73.2%, in the three months ended September 30, 2010 from the same period in 2009. Approximately $5,844.6 million of the total product revenue increase is due to the increase in volume resulting from the acquisition of NextRx and the new contract with the DoD. The new contract with the DoD results in utilization of the gross basis of accounting, under which the ingredient cost and member co-payments are included in revenues and cost of revenues. These increases were partially offset by the impact of higher generic penetration. Our network generic fill rate increased to 73.3% of total network claims in the third quarter of 2010 as compared to 69.6% in the same period of 2009. Additionally, our home delivery generic fill rate increased to 60.5% of home delivery claims in the three months ended September 30, 2010 as compared to 58.3% in the same period of 2009.
          Product Revenues for the nine months ended September 30, 2010: Network pharmacy revenues increased by $12,824.1 million, or 131.2%, in the nine months ended September 30, 2010 over the same period of 2009. Home delivery and specialty revenues increased $4,242.1 million, or 75.8%, in the nine months ended September 30, 2010 from the same period in 2009. Approximately $16,895.0 million of the total product revenue increase is due to the increase in volume mostly due to the acquisition of NextRx and the new contract with the DoD. The new contract with the DoD results in utilization of the gross basis of accounting, under which the ingredient cost and member co-payments are included in revenues and cost of revenues. Additionally included as revenue is $30.0 million recorded in the second quarter of 2010 related to the amendment of a client contract which relieved us of certain contractual guarantees. These increases were partially offset by the impact of higher generic penetration. Our network generic fill rate increased to 72.4% of total network claims in the first nine months of 2010 as compared to 69.2% in the same period of 2009. Additionally, our home delivery generic fill rate increased to 60.0% of home delivery claims in the nine months ended September 30, 2010 as compared to 57.5% in the same period of 2009.
          Cost of PBM revenues increased $5,445.7 million, or 116.5%, and $16,611.8 million, or 119.7%, in the three and nine months ended September 30, 2010, respectively, from the same periods of 2009 due primarily to the acquisition of NextRx and the new contract with the DoD, as previously discussed.
          Our PBM gross profit increased $152.9 million, or 25.6%, and $447.9 million or 26.4%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009. The acquisition of NextRx as well as better management of ingredient costs and client cost savings from the increase in the aggregate generic fill rate were partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment. Gross profit margin decreased to 6.9% from 11.3% and to 6.6% from 10.9% in the three and nine months ended September 30, 2010 over the same periods of 2009, respectively. This is primarily due to the new contract with the DoD which is accounted for on a gross basis as well as the acquisition of NextRx. However, we expect margins to improve as we continue to integrate NextRx into our core business and achieve synergies.

          Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended September 30, 2010 decreased by $16.1 million, or 6.6%, as compared to the same period of 2009 primarily as a result of the following factors:
•	Expenses of $35.0 million relating to an accrual for the settlement of a legal matter recorded in the third quarter of 2009 (see Note 10 — Contingencies for further discussion), and

•	Transaction costs of $9.6 million incurred in the third quarter of 2009 related to the NextRx acquisition.

•	These decreases were offset by integration costs of $12.3 million incurred in the third quarter of 2010 related to the acquisition of NextRx, and

•	Increases in employee compensation due to growth mostly as a result of the acquisition of NextRx.
          SG&A for our PBM segment for the nine months ended September 30, 2010 increased by $31.6 million, or 5.1%, as compared to the same period of 2009 primarily as a result of the following factors:
•	Integration costs of $22.7 million incurred in the first nine months of 2010 related to the acquisition of NextRx,

•	A benefit of $15.0 million in the second quarter of 2009 related to an insurance recovery for previously incurred litigation costs, and

•	Increases in employee compensation due to growth mostly as a result of the acquisition of NextRx.

•	These increases were partially offset by a decrease due to expenses of $35.0 million relating to an accrual for the settlement of a legal matter recorded in the third quarter of 2009, and

•	Transaction costs of $21.3 million incurred in the second and third quarters of 2009 related to the NextRx acquisition.
          PBM operating income increased $169.0 million, or 47.6%, and $416.3 million, or 38.4%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009, based on the various factors described above.
EM OPERATING INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Product revenues	$379.2	$339.3	$1,037.4	$942.9
Service revenues	3.0	2.7	9.0	9.5

Total EM revenues	382.2	342.0	1,046.4	952.4
Cost of EM revenues	369.2	329.1	1,007.2	913.8

EM gross profit	13.0	12.9	39.2	38.6
EM SG&A expenses	8.8	9.3	26.0	28.2

EM operating income	$4.2	$3.6	$13.2	$10.4

          Our EM results for the three and nine months ended September 30, 2010 and 2009 have been adjusted for the discontinued operations of PMG, which was formerly part of our EM segment.
          EM Continuing Operations: EM operating income increased by $0.6 million, or 16.7%, and $2.8 million, or 26.9%, for the three and nine months ended September 30, 2010, respectively, from the same periods of 2009. The increase in operating income is due to an increase in volume in certain segments of our distribution line of business. This was partially offset by increases in EM cost of revenues primarily due to increases in volume and cost inflation in our distribution line of business. Additionally, efforts to control cost within our EM segment resulted in a decrease in SG&A.

OTHER (EXPENSE) INCOME
          Net interest expense decreased $6.0 million and $16.0 million in the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The decrease for the three months ended September 30, 2010 is primarily due to lower weighted average interest rate on our credit facility during the quarter as well as lower debt outstanding on our credit facility (see Note 7 — Financing). The decrease for the nine months ended September 30, 2010 is primarily due to fees of $58.4 million we incurred in the second quarter of 2009 related to the termination of the bridge loan for the financing of the NextRx acquisition, lower weighted average interest rate and lower debt outstanding on our credit facility, partially offset by interest expense on the Senior Notes (see “Liquidity and Capital Resources”).
PROVISION FOR INCOME TAXES
          Our effective tax rate from continuing operations was 37.1% for the three and nine months ended September 30, 2010, as compared to 37.0% and 36.8% for the same periods of 2009 primarily due to increased state income tax liability from the acquisition of NextRx.
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
          Net loss from discontinued operations, net of tax, increased $6.4 million for the three months ended September 30, 2010 compared to the same period of 2009. This increase is primarily due to charges recorded upon sale of our PMG line of business in the third quarter of 2010. Net loss from discontinued operations, net of tax, increased $24.2 million for the nine months ended September 30, 2010 compared to the same period of 2009. This is primarily attributable to the impairment charge of $28.2 million recorded in the second quarter of 2010, as discussed in Note 4, in addition to the charges recorded upon the sale of PMG in the third quarter of 2010.
NET INCOME AND EARNINGS PER SHARE
          Net income for the three and nine months ended September 30, 2010 increased $103.9 million, or 52.6%, and $247.3 million, or 40.9%, respectively, over the same periods of 2009 due to factors discussed above.
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
          Basic and diluted earnings per share increased 58.3% and 55.6%, respectively, for the three months ended September 30, 2010 over the same period of 2009. For the nine months ended September 30, 2010, basic and diluted earnings per share increased 35.3% and 35.7%, respectively, over the same period of 2009. The increase is primarily due to operating results, partially offset by an increase in shares outstanding as a result of the public offering in June 2009 (see Note 8). This increase in shares outstanding is partially offset by treasury share repurchases of 16.4 million and 26.9 million shares during the three and nine months ended September 30, 2010, respectively.
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING (reflecting the two-for-one stock split effective June 8, 2010)
          For the nine months ended September 30, 2010, net cash provided by continuing operations increased $921.1 million to $1,829.7 million compared to the same period of 2009. Changes in operating cash flows were positively impacted by the following factors:

•	Changes in working capital resulted in cash inflow of $629.0 million in the nine months ended September 30, 2010 compared to a cash inflow of $98.1 million over the same period of 2009. The cash flow increase was primarily related to the collection of receivables from pharmaceutical manufacturers and clients due to the acquisition of NextRx. Offsetting these net cash inflows are net cash outflows for claims and rebates payable due to the timing of invoices and payments.

•	Net income from continuing operations increased $271.5 million in the nine months ended September 30, 2010 compared to the same period of 2009.

•	Depreciation and amortization included in net income in the nine months ended September 30, 2010 is $110.0 million higher than the same period of 2009 due primarily to amortization of the customer contracts related to the PBM agreement with WellPoint.

•	The deferred tax provision increased $55.0 million in the nine months ended September 30, 2010 compared to the same period of 2009 reflecting a net change in taxable temporary differences primarily attributable to tax deductible goodwill associated with the NextRx acquisition.
          Net cash used in investing activities decreased $1,204.4 million for the nine months ended September 30, 2010 over the same period of 2009 primarily due to the 2009 purchase of short-term investments with certain proceeds from the issuance of common stock and Senior Notes described below. Our capital expenditures for the nine months ended September 30, 2010 decreased $4.9 million compared to the same period of 2009. Capital expenditures for the nine months ended September 30, 2010 include $30.4 million related to our Technology & Innovation Center, which opened in the second quarter of 2010. This increase is offset by expenditures related to technology infrastructure during the nine months ended September 30, 2009. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations and facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
          Net cash used in financing activities was $2,568.0 million for the nine months ended September 30, 2010 compared to net cash provided of $3,765.9 million in the same period of 2009. During the nine months ended September 30, 2010, we repurchased 26.9 million treasury shares for $1,276.2 million. Additionally, we repaid in full our Term 1 and Term A loans, resulting in total repayments on long term debt of $1,340.1 million during the nine months ended September 30, 2010 as compared to $240.1 million for the same period of 2009. On June 9, 2009, we issued Senior Notes resulting in net proceeds of $2,478.3 million which includes original issue discount of $8.4 million and financing costs of $13.3 million. In addition, on June 10, 2009, we completed a public offering of 52.9 million shares of common stock which resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds to finance a portion of the purchase price for the acquisition of NextRx. Offsetting these proceeds were financing fees of $56.3 million for the committed credit facility.
          We anticipate that our current cash balances, cash flows from operations and our revolving credit facility will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes or common stock, all of which are allowable, with certain limitations, under our existing credit agreement.
ACQUISITIONS (reflecting the two-for-one stock split effective June 8, 2010)
          On December 1, 2009, we completed the purchase of the NextRx PBM Business, in exchange for total consideration of $4.675 billion paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4.667 billion. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 52.9 million shares of common stock completed June 10, 2009 resulting in net proceeds of $1,569.1 million. This acquisition is reported as part of our PBM segment (see Note 3).

          We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2010 or thereafter.
STOCK REPURCHASE PROGRAM
          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the three months ended September 30, 2010, we repurchased 16.4 million treasury shares for $747.5 million. During the nine months ended September 30, 2010, we repurchased 26.9 million treasury shares for $1,276.2 million. Current year repurchases were funded through internally generated cash. At September 30, 2010, there are 15.1 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
BANK CREDIT FACILITY
          On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million. In connection with entering into the credit agreement, we terminated in full the revolving facility under our prior credit agreement, entered into October 14, 2005 and due October 14, 2010. There was no outstanding balance in our prior revolving credit facility upon termination.
          During the third quarter of 2010, we repaid the Term A and Term-1 loans in full. We made total Term loan payments of $1,340.0 million during the nine months ended September 30, 2010. At September 30, 2010, our credit agreement consists of a $750.0 million revolving credit facility (none of which was outstanding as of September 30, 2010) available for general corporate purposes.
          The new credit agreement requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin over LIBOR will range from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the credit agreement we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee will range from 0.20% to 0.30% depending on our consolidated leverage ratio. Financing costs of $3.9 million related to the new credit agreement are being amortized over three years and are reflected in other intangible assets, net in the unaudited consolidated balance sheet.
          The credit agreement contains covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At September 30, 2010, we believe we were in compliance in all material respects with all covenants associated with our new credit agreement.
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
COMMON STOCK (reflecting the two-for-one stock split effective June 8, 2010)
          One May 5, 2010, we announced a two-for-one stock split for stockholders of record on May 21, 2010 effective June 8, 2010. The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.
          On June 10, 2009, we completed a public offering of 52.9 million shares of common stock, which includes 6.9 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $30.50 per share. The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.
IMPACT OF INFLATION
          Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2010, we had no obligations, net of cash, which were subject to variable rates of interest under our credit agreement.
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
          During the third quarter ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following developments have occurred since the filing of our last Form 10-Q.
•	Multi-District Litigation — As previously disclosed, on April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings. On July 2, 2010, ESI filed a motion for partial summary judgment as to certain non-ERISA claims being made in various cases. Another case, Fidelity Insurance Company, et al. v. Express Scripts, Inc., et al. (Case No. 4:03-CV-1521-HEA, United States District Court for the Eastern District of Missouri) (filed March 20, 2003), was recently set for trial on July 11, 2011.

•	In re Express Scripts Securities Litigation (Case No. 4:04-CV-1009, United States District Court for the Eastern District of Missouri). On September 13, 2005, plaintiffs filed an amended complaint alleging that Express Scripts and certain of our officers (collectively, the “Defendants”) violated federal securities laws. On June 30, 2010, the Court granted Defendants’ motion to dismiss and dismissed the action. Plaintiffs filed a notice of appeal on July 29, 2010, then filed a stipulation for dismissal with prejudice on August 26, 2010.

•	Inola Drug, Inc. v. Express Scripts, Inc. (Case No. 06-CV-117-TCK-SAJ, United States District Court for the Northern District of Oklahoma; Case No. 09-5094, United States Court of Appeals for the Tenth Circuit) (filed February 22, 2006). On August 4, 2010, the Tenth Circuit granted ESI’s motion to dismiss the appeal.
     Additional information regarding such matters is contained in Item 3 — Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009, and in Item 1 — Legal Proceedings in our Quarterly Report on Form 10-Q for the quarterly period ending
June 30, 2010.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following is a summary of our stock repurchasing activity during the three months ended September 30, 2010 (share data in millions):

			Total number of
			shares purchased	Maximum number
	Total number		as part of a	of shares
	of	Average	publicly	that may yet be
	shares	price paid	announced	purchased under
Period	purchased	per share	program	the program
7/1/2010 -- 7/31/2010	—	$—	—	31.5
8/1/2010 -- 8/31/2010	16.4	45.65	16.4	15.1
9/1/2010 -- 9/30/2010	—	—	—	15.1

Third Quarter 2010 Total	16.4	$45.65	16.4

          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the three months ended September 30, 2010, we repurchased 16.4 million treasury shares for $747.5 million. Current year repurchases were funded through internally generated cash. As of September 30, 2010, there are 15.1 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
Item 6. Exhibits
          (a) See Index to Exhibits below.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC. (Registrant)
Date: October 27, 2010	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: October 27, 2010	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. — Commission File Number 0-20199)

Exhibit
Number	Exhibit
2.1	Stock and Interest Purchase Agreement dated April 9, 2009 between the Company and WellPoint, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009 filed February 24, 2010.

3.2	Third Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed April 28, 2010.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974) (the “Registration Statement”).

4.2	Rights Agreement dated as of July 25, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001 (the “Rights Agreement”).

4.3	Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

4.4	Amendment No. 2 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated December 18, 2009, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009.

10.1	Credit Agreement, dated as of August 13, 2010, among Express Scripts, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Morgan Stanley Senior Funding, Inc., as co-syndication agents, Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents and the lenders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 19, 2010.

10.2[1]	Amendment No. 1 to the Pharmacy Benefits Management Services Agreement dated August 20, 2010 (effective as of January 1, 2010) between the Company, on behalf of itself and its subsidiaries, and WellPoint, Inc., on behalf of itself and certain designated affiliates.

11.1	Statement regarding computation of earnings per share. (See Note 6 to the unaudited consolidated financial statements.)

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

Exhibit
Number	Exhibit
32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[2]	XBRL Taxonomy Instance Document.

101.2[2]	XBRL Taxonomy Extension Schema Document.

101.3[2]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[2]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[2]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[2]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

2	Furnished, not filed.