Form 10-K
period 2010-12-31
EXPRESS SCRIPTS INC
filed 2011-02-16
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.
Commission File Number: 0-20199
EXPRESS SCRIPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1420563 (I.R.S. Employer Identification No.)

One Express Way, St. Louis, MO (Address of principal executive offices)	63121 (Zip Code)
Registrant’s telephone number, including area code: (314) 996-0900
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered

Common Stock $0.01 par value, including related Preferred Share Purchase Rights	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2010, was $25,431,154,000 based on 540,858,000 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $47.02 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2011:	528,284,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
          Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2010.

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
PART I
THE COMPANY
Item 1 — Business
Industry Overview
          Prescription drugs play a significant role in healthcare today and constitute the first line of treatment for many medical conditions. As the average age of the American population increases and pharmaceutical research enhances the potential for even more effective drugs, demand can be expected to increase. For millions of people, prescription drugs equate to the hope of improved health and quality of life. At the same time, prescription drug costs are becoming one of the most persistent challenges to healthcare financing. Even as pharmaceutical development opens new paths to better healthcare, we confront the possibility that high costs may limit access to these therapies.
          Employer total medical costs continue to outpace the rate of overall inflation. National health expenditures as a percentage of Gross Domestic Product are expected to increase from an estimated 17.5% in 2010 to 19.6% in 2019 according to the Centers for Medicare & Medicaid Services (“CMS”) estimates. In response to cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, we work to develop innovative strategies designed to keep medications affordable.
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
Company Overview
          We are one of the largest PBMs in North America, offering a full range of services to our clients, which include HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We help health benefit providers address access and affordability concerns resulting from rising drug costs while helping to improve healthcare outcomes. We manage the cost of the drug benefit by performing the following functions:
•	evaluating drugs for price, value and efficacy in order to assist clients in selecting a cost-effective formulary

•	leveraging purchasing volume to deliver discounts to health benefit providers

•	promoting the use of generics and low-cost brands

•	offering cost-effective home delivery pharmacy and specialty services which result in drug cost savings for plan sponsors and co-payment savings for members
          We work with clients, manufacturers, pharmacists and physicians to increase efficiency in the drug distribution chain, to manage costs in the pharmacy benefit and to improve members’ health outcomes and satisfaction. In an effort to deliver a superior clinical offering which targets the reduction of waste and the improvement of health outcomes, we apply a unique behavior-centric approach to changing consumer behavior which we call Consumerology®.
          Plan sponsors who are more aggressive in taking advantage of our effective tools to manage drug spend have seen actual reduction in their prescription drug trend while preserving healthcare outcomes. Greater use of generic drugs and lower-cost brand drugs has resulted in significant reductions in spending for commercially insured consumers and their employers.
          We have organized our operations into two business segments based on products and services offered: PBM and Emerging Markets (“EM”).

          Our PBM segment primarily consists of the following services:
•	retail network pharmacy management and retail drug card programs

•	home delivery services

•	specialty benefit services

•	patient care contact centers

•	benefit plan design and consultation

•	drug formulary management, compliance and therapy management programs

•	information reporting and analysis programs

•	rebate programs

•	electronic claims processing and drug utilization review

•	consumer health and drug information

•	bio-pharma services including reimbursement and customized logistics solutions

•	medication therapy and safety through pharmacogenomics

•	assistance programs for low-income patients

The EM segment primarily consists of the following services:
•	distribution of pharmaceuticals and medical supplies to providers and clinics

•	distribution of fertility pharmaceuticals requiring special handling or packaging

•	healthcare account administration and implementation of consumer-directed healthcare solutions
          Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, home delivery and specialty pharmacy services and EM services. Revenues from the delivery of prescription drugs to our members represented 99.4% of revenues in 2010, 98.9% in 2009, and 98.8% in 2008. Revenues from services, such as the fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, and certain specialty distribution services, comprised the remainder of our revenues.
          Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through the three home delivery fulfillment pharmacies, eight specialty drug pharmacies and two fertility pharmacies we operated as of December 31, 2010. More than 60,000 retail pharmacies, which represent over 95% of all United States retail pharmacies, participate in one or more of our networks. The top ten retail pharmacy chains represent approximately 50% of the total number of stores in our largest network.
          We were incorporated in Missouri in September 1986, and were reincorporated in Delaware in March 1992. Our principal executive offices are located at One Express Way, Saint Louis, Missouri, 63121. Our telephone number is (314) 996-0900 and our web site is www.express-scripts.com. Information included on our web site is not part of this annual report.
Products and Services
Pharmacy Benefit Management Services
          Overview. Our PBM services involve the management of outpatient prescription drug utilization to foster high quality, cost-effective pharmaceutical care. We consult with our clients to assist them in selecting plan design features that balance clients’ requirements for cost control with member choice and convenience. For example, some clients receive a smaller discount on pricing in the retail pharmacy network or home delivery pharmacy in exchange for receiving all or a larger share of the pharmaceutical manufacturer rebates. Other clients receive a greater discount on pricing in the retail pharmacy network or home delivery pharmacy in exchange for a smaller share of the pharmaceutical manufacturer rebates. During 2010, 97.0% of our revenue was derived by our PBM operations, compared to 94.9% and 93.8% during 2009 and 2008, respectively.
          Retail Network Pharmacy Administration. We contract with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans we manage. In the United States, we negotiate with pharmacies to discount the price at which they will provide drugs to members and manage national and regional networks that are responsive to client preferences related to cost containment, convenience of access for members and network performance. We also manage networks of pharmacies that are customized for or under direct contract with specific clients. In addition, we have contracted Medicare Part D provider networks to comply with CMS access requirements for the Medicare Part D Prescription Drug Program.

          All retail pharmacies in our pharmacy networks communicate with us online and in real-time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends certain specified member and prescription information in an industry-standard format through our systems, which process the claim and send a response back to the pharmacy. The electronic processing of the claim includes, among other things, the following:
•	confirming the member’s eligibility for benefits under the applicable health benefit plan and any conditions or limitations on coverage

•	performing a concurrent drug utilization review and alerting the pharmacist to possible drug interactions and reactions or other indications of inappropriate prescription drug usage

•	updating the member’s prescription drug claim record

•	if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed according to its provider agreement with us

•	informing the pharmacy of the co-payment amount to be collected from the member based upon the client’s plan design and the remaining payable amount due to the pharmacy
          Home Delivery Services. As of December 31, 2010, we dispensed prescription drugs from our three home delivery fulfillment pharmacies. In addition to the order processing that occurs at these home delivery pharmacies, we also operate eight non-dispensing order processing facilities and six patient contact centers. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, research shows we are generally able to achieve a higher level of generic substitutions, therapeutic interventions, and better adherence than can be achieved through the retail pharmacy networks. Our direct relationship with patients also enables us to leverage the principles of Consumerology®, our proprietary application of consumer marketing sciences and behavioral psychology, to optimize health outcomes. As a result of these interactions, we believe we are able to improve patients’ healthcare decision-making and satisfaction with their prescription drug benefit.
          Specialty Benefit Services. We operate specialty pharmacies in seven states. These locations provide patient care and direct specialty home delivery to our patients. We offer a broad range of healthcare products and services for individuals with chronic health conditions and provide comprehensive patient management services. These include services for physicians, health plan sponsors and pharmaceutical manufacturers to support the delivery of care.
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
          Benefit Plan Design and Consultation. We offer consultation and financial modeling to assist our clients in selecting benefit plan designs that meet their needs for member satisfaction and cost control. The most common benefit design options we offer to our clients are:
•	financial incentives and reimbursement limitations on the drugs covered by the plan, including drug formularies, tiered co-payments, deductibles or annual benefit maximums

•	generic drug utilization incentives

•	incentives or requirements to use only certain network pharmacies or to order certain maintenance drugs (e.g., therapies for diabetes, high blood pressure, etc.) only through our home delivery pharmacies

•	reimbursement limitations on the amount of a drug that can be obtained in a specific period

•	utilization management programs such as step therapy and prior authorization, which focus the use of medications according to clinically developed algorithms

•	evidence-based, behavior-centric Consumerology® programs that drive adoption of generics, better therapy adherence and greater use of home delivery
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
          Our foremost consideration in the formulary development process is the clinical appropriateness of the particular drugs. In developing formularies, we first perform a rigorous assessment of the available evidence regarding each drug’s safety and clinical effectiveness. No new drug is added to the formulary until it is approved by our National Pharmacy & Therapeutics (“P&T”) Committee — a panel composed of 19 independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations. We fully comply with the P&T Committee’s clinical recommendations. In making its clinical recommendation, the P&T Committee has no information regarding the discount or rebate arrangement we might negotiate with the manufacturer. This is designed to ensure the clinical recommendation is not affected by our financial arrangements. After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost-effectiveness.
          We administer a number of different formularies for our clients. The use of formulary drugs is encouraged through various benefit design features. For example, historically, many clients selected a plan design that included an open formulary in which all drugs were covered by the plan. Today, a majority of our clients select formularies that are designed to be used with various financial or other incentives, such as three-tier co-payments, which drive the selection of formulary drugs over their non-formulary alternatives. Some clients select closed formularies, in which benefits are available only for drugs listed on the formulary. In 2010, about 80% of all claims fell into three-tier or closed categories compared to 79% for 2009 and 77% for 2008. Use of formulary drugs can be encouraged in the following ways:
•	through plan design features, such as tiered co-payments, which require the member to pay a higher amount for a non-formulary drug

•	by applying the principles of Consumerology®, our proprietary approach that combines principles of behavioral economics and consumer psychology with marketing strategies to effect positive behavior change

•	by educating members and physicians with respect to benefit design implications

•	by promoting the use of lower cost generic alternatives

•	by implementing utilization management programs such as step therapy and prior authorization, which focus the use of medications according to clinically developed algorithms
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
          Since implementing Consumerology® in 2008, we have further developed and refined the methods we use to improve how members use their pharmacy benefit, stay compliant with their medications and save money for themselves and their plan sponsors. Through Consumerology® we believe we are enabling better health and value by driving positive clinical behavior. We use behavioral economics to develop new approaches that drive adoption of generics, better therapy adherence and greater use of home delivery. Through our Consumerology® Advisory Board, we continue to gain insight into how patients make decisions about healthcare. The interventions that have resulted from our test-and-learn process have yielded improvements for our clients and their members.
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
          We offer education programs to members in managing clinical outcomes and the total healthcare costs associated with certain conditions such as asthma, diabetes and cardiovascular disease. These programs are based on the premise that better-informed patient and physician behavior can positively influence medical outcomes and reduce overall medical costs. We identify patients who may benefit from these programs through claims data analysis or self-enrollment. Using the advanced consumer marketing sciences and behavioral psychology of Consumerology®, we are able to encourage patients to engage in more health-promoting behaviors that can have sustainable, life-changing benefits.
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
          Our rebates are determined based on the characteristics of the formulary design and pharmacy benefit structure selected by the client. The amount of rebates generated by these types of programs is a function of the particular product dispensed and the level of utilization that occurs. Manufacturers participating in our rebate programs pay us administrative fees in connection with the services and systems we provide through the rebate program.
          Electronic Claims Processing and Drug Utilization Review. Our electronic claims processing system enables us to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can alert the pharmacist to generic substitution and therapeutic intervention opportunities, as well as formulary compliance issues, and can also administer prior authorization and step-therapy protocol programs at the time a claim is submitted for processing. Our claims processing system also creates a database of drug utilization information that can be accessed at the time the prescription is dispensed, on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit, and on a prospective basis to help support pharmacists in drug therapy management decisions.
          Consumer Health and Drug Information. We maintain a public website, www.DrugDigest.org, dedicated to helping consumers make informed decisions about using medications. Much of the information on DrugDigest.org is written by pharmacists — primarily doctors of pharmacy who are also affiliated with academic institutions. We continually work to expand the interactive tools available on DrugDigest.org that provide consumers an opportunity to take an even more active role in maintaining their own health. The information on DrugDigest.org includes:
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
          To facilitate communications between members and physicians, health condition information from DrugDigest.org has been compiled into “For Your Physician Visit” which is available on the member website. Using this tool, members complete and print appropriate checklists on conditions such as diabetes and depression. Discussing the completed checklists gives both the member and the physician a better understanding of the member’s true health status. Information on DrugDigest.org and www.express-scripts.com does not constitute part of this document.
          Bio-Pharma Services. Each year, more specialty drugs become available and the number of patients using these drugs rises. For new biopharmaceuticals being launched, we can provide biotech manufacturers product distribution management services. Our trend management programs allow us to drive out wasteful spend in the specialty pharmacy benefit. We design strategies tailored to each product’s needs with a focus on identifying opportunities to educate the marketplace regarding drug effectiveness, proper utilization and payor acceptance.

          Patient Assistance Programs. We provide fulfillment of prescriptions to low-income patients through pharmaceutical manufacturer-sponsored patient assistance programs. We offer centralized eligibility, enrollment and fulfillment services tailored to meet the needs of each client, product, practitioner and patient.
Emerging Markets Services
               Overview. Through our EM segment, we operate integrated brands that service the patient through multiple paths: Payors, Providers, and Pharma. CuraScript Specialty Distribution provides specialty distribution of pharmaceuticals and medical supplies direct to providers and clinics and operates a Group Purchasing Organization for many of our clients. FreedomFP distributes fertility pharmaceuticals requiring special handling or packaging. ConnectYourCare (“CYC”) provides healthcare account administration and implementation of consumer-directed healthcare solutions. During 2010, 3.0% of our revenue was derived from EM services, compared to 5.1% and 6.2% during 2009 and 2008, respectively.
          Payor Services. We provide a comprehensive case management approach to manage care by fully integrating pre-certification, case management and discharge planning services for patients. We assist with eligibility review, prior authorization coordination, re-pricing, utilization management, monitoring and reporting.
          Provider Services. Through our CuraScript Specialty Distribution business unit we provide distribution services primarily to office and clinic-based physicians treating chronic disease patients who regularly order high dollar-value pharmaceuticals. We are able to provide competitive pricing on pharmaceuticals and medical supplies.
Segment Information
          We report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Our EM segment primarily includes the Specialty Distribution operations of CuraScript, and our FreedomFP and CYC lines of business. Information regarding our segments appears in Note 13 — Segment information of the notes to our consolidated financial statements and is incorporated by reference herein.
Suppliers
          We maintain an inventory of brand name and generic pharmaceuticals in our home delivery pharmacies and biopharmaceutical products in our specialty pharmacies and distribution centers to meet the needs of our patients, whether they are being treated for rare or chronic diseases. If a drug is not in our inventory, we can generally obtain it from a supplier within one business day. We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. Generic pharmaceuticals are generally purchased directly from manufacturers.
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
          In November 2009, we implemented a new contract with the United States Department of Defense (“DoD”). While we have provided services to the DoD since 2003, this new contract combines the pharmacy network services, home delivery and specialty pharmacy under one program. The DoD’s TRICARE Pharmacy Program is the military healthcare program serving active-duty service members, National Guard and Reserve members, and retirees, as well as their dependents. Under the new contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support, and other services critical to managing pharmacy trend.
          In December 2009, we completed the purchase of 100% of the shares and equity interests of certain subsidiaries of WellPoint, Inc. (“WellPoint”) that provide pharmacy benefit management services (“NextRx” or the “NextRx PBM Business”). We also entered into a 10-year contract under which we provide pharmacy benefits management services to members of the affiliated health plans of WellPoint (the “PBM agreement”). Upon close of the acquisition, we began integrating NextRx’s PBM clients into our existing systems and operations, which we substantially completed during 2010.
          Our top five clients collectively represented 55.2%, 23.7%, and 18.2% of revenues during 2010, 2009 and 2008 respectively. For the year ended December 31, 2010, our two largest clients, WellPoint and the DoD, represented 29.2%

and 19.7% of revenues, respectively. None of our other clients accounted for 10% or more of our consolidated revenues during the year ended December 31, 2010. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2009 or 2008.
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
          Our services support clients who have elected to become a PDP or an MA-PD. In addition, we support the needs of employers who enroll in the RDS program. We provide PBM services to these clients as well as Part D functions that include managing member out-of-pocket costs, creation of Explanation of Benefits of the prescription data event, medication therapy management services and various reporting required by CMS.
          We are approved by CMS to function as a Part D PDP plan sponsor, offering prescription drug coverage to Employer Group Waiver Plans, through our wholly owned subsidiary, Express Scripts Insurance Company (“ESIC”). ESIC is licensed by the Arizona Department of Insurance as a Disability Insurer which meets the CMS requirements of a risk-bearing entity regulated under state insurance laws or similar statutes.
Acquisitions and Joint Ventures
          On December 1, 2009, we completed the purchase of 100% of the shares and equity interests of the NextRx PBM Business in exchange for total consideration of $4.675 billion paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4.667 billion. Prior to its integration into our existing PBM business, the NextRx PBM Business was a national provider of PBM services. We believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009 resulting in net proceeds of $2,478.3 million, and a public offering of 52.9 million shares of common stock (adjusted to reflect the two-for-one stock split effective June 8, 2010) completed June 10, 2009 resulting in net proceeds of $1,569.1 million. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition (see Note 3 — Changes in business).
          On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC - Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $251.0 million, which includes a purchase price adjustment for working capital and transaction costs. Prior to its integration into our existing PBM business, MSC was a leader in providing PBM services to clients providing workers’ compensation benefits. The purchase price was funded through internally generated cash and temporary borrowings under our revolving credit facility. This acquisition is reported as part of our PBM segment and did not have a material effect on our consolidated financial statements (see Note 3 — Changes in business).
          We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans. On July 1, 2008, the merger of RxHub and SureScripts was announced. The new organization enables physicians to securely access health information when caring for their patients through a fast and efficient health exchange. We have retained one-sixth ownership in the merged company. Due to the decreased ownership percentage, the investment is being recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment. This change did not have a material effect on our consolidated financial statements (see Note 5 — Joint venture).
          We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2011 or thereafter. (see “Liquidity and Capital Resources — Acquisitions and Related Transactions”).

Company Operations
          General. As of December 31, 2010, our PBM segment operated three dispensing home delivery pharmacies, eight non-dispensing order processing centers, six patient contact centers, eight specialty drug pharmacies, and two fertility pharmacies. Electronic pharmacy claims processing for our U.S. operations takes place at facilities owned by an outsourced vendor. At our Canadian facilities, we have sales and marketing, client services, pharmacy help desk, clinical, network contracting and management, and certain management information systems capabilities.
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
          Pharma and Retail Strategy. Our Pharma and Retail Strategy group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacies must meet certain qualifications, including the requirement that all applicable state credentialing and/or licensing requirements are being maintained. Pharmacies can contact our pharmacy help desk toll-free, 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for our clients’ members. In addition, our Pharma and Retail Strategy group audits pharmacies in our retail pharmacy networks to determine compliance with the terms of their contracts.
          Clinical Support. Our staff of highly-trained pharmacists and physicians provides clinical support for our PBM services. These healthcare professionals are responsible for a wide range of activities including tracking the drug pipeline; identifying emerging medication-related safety issues and notifying physicians, clients, and patients (if appropriate); providing drug information services; formulary management; development of utilization management, safety (concurrent and retrospective drug utilization review) and other clinical interventions; and/or contacting physicians, pharmacists, or patients.
          Our staff works closely with the P&T Committee during development of our formulary and selected utilization management programs. The P&T Committee’s goal is to ensure our decisions are evidence-based, clinically sound, and meet the current standard of medical practice. The P&T Committee’s guidance is designed to ensure decisions are clinically appropriate and not superseded by financial considerations.
          We have a research team whose mission is to conduct timely, rigorous and objective research that supports evidence-based pharmacy benefit management. Using pharmacy and medical claims data together with member surveys, the research department conducts studies to evaluate clinical, economic and member impact of pharmacy benefits. The release of our 2009 Annual Drug Trend report in April 2010 marked our thirteenth consecutive year of tracking prescription drug trends. Based on a large sample of our membership, the 2009 Annual Drug Trend report examines trends in pharmaceutical utilization and cost as well as the factors that underlie those trends, including behaviors that result in wasteful spending in the pharmacy benefit. The Annual Drug Trend report and results of our other studies are shared at our annual Outcomes Conference and are available on our website. We also present at other client forums, speak at professional meetings and publish in health-related journals.
          Information Technology. Our Information Technology department supports our pharmacy claims processing systems, our specialty pharmacy systems and other management information systems essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. Claims for our PBM segment are presently processed in the United States through systems that are maintained, managed and operated domestically by internal resources and an outsourced vendor. Canadian claims are processed through systems maintained and operated by IBM and managed by us. We believe we have substantial capacity for growth in our United States and Canadian claims processing facilities.
          Specialty pharmacy operations are supported by multiple pharmacy systems that are maintained, managed and operated internally. We have integrated the business to a common set of shared services and infrastructure, data processing centers, and disaster recovery.
          We leverage outsourced vendor services to provide certain disaster recovery services for systems located at our data centers. For systems not covered by a third party vendor arrangement, such as our specialty pharmacy data centers, our corporate disaster recovery organization manages internal recovery services.

Competition
          There are a number of other PBMs in the United States against which we compete. Some of these are independent PBMs, such as Catalyst RX, Medco, and MedImpact. Others are owned by managed care organizations such as Aetna Inc., CIGNA Corporation, UnitedHealthcare, and Prime Therapeutics. Some are owned by retail pharmacies, such as Caremark (owned by CVS), Rite Aid Health Solutions and Walgreens Health Initiatives. Wal-Mart Stores, Inc. may continue to engage in certain activities competitive with PBMs. We also compete against specialized providers, such as Argus and SXC Health Solutions. Some of these competitors may have greater financial, marketing and technological resources. In addition, other companies may enter into the business and become increasingly competitive as there are no meaningful barriers to entry. We believe the primary competitive factors in the industry include the ability to contract with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and their members, the ability to negotiate discounts on prescription drugs with drug manufacturers, the ability to utilize the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and members, and the level of service we provide.
Government Regulation and Compliance
          Many aspects of our businesses are regulated by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement and we maintain a comprehensive compliance program. We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position. We are unable to predict what additional federal or state legislation, regulations, or enforcement initiatives may be enacted or taken in the future relating to our business or the healthcare industry in general, or what effect any such legislation, regulations, or actions might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.
          Pharmacy Benefit Management Regulation Generally. Certain federal and state laws and regulations affect or may affect aspects of our PBM business. Among the laws and regulations that may impact our business are the following:
          Federal Healthcare Reform. In March 2010, the federal government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”). The Health Reform Laws include numerous changes to many aspects of the United States healthcare system, including, but not limited to, additional enforcement mechanisms and rules related to healthcare fraud and abuse enforcement activities, health plan coverage mandates, additional rules and obligations for health insurance providers, certain PBM transparency requirements related to the new healthcare insurance exchanges, and expanded healthcare coverage for more Americans. While uncertainties still exist regarding implementation of many components of the Health Reform Laws and numerous anticipated regulations are yet to be issued, the Health Reform Laws may impact our business in various ways. These impacts may include, but are not limited to, an increase in utilization of the pharmacy benefit as more individuals purchase insurance, additional compliance obligations stemming from increased state and federal government involvement in the healthcare marketplace, and adjusting to marketplace changes implemented by health plan sponsors and health insurance providers in response to the Health Reform Laws.
          Medicare Part D. We participate in various ways in the federal Part D program created under MMA, and its implementing regulations and sub-regulatory program guidance (the “Part D Rules”) issued by the CMS. Through our licensed insurance subsidiary, ESIC, we operate as a Part D PDP sponsor offering PDP coverage and services to our clients and Part D beneficiaries. We also, through our core PBM business, provide Part D-related products and services to other PDP sponsors, MA-PDs and other employers and clients offering Part D benefits to Part D eligible beneficiaries.
          Medicare Part B and Medicaid. We participate in the Medicare Part B program, which covers certain costs for services provided by Medicare participating physicians and suppliers and durable medical equipment. We also participate in many state Medicaid programs directly or indirectly through our clients that are Medicaid managed care contractors or otherwise interact with state Medicaid programs.
          Anti-Kickback Laws. Subject to certain exceptions and “safe harbors,” the federal anti-kickback statute generally prohibits, among other things, knowingly and willfully paying or offering any payment or other remuneration to induce a person to purchase, lease, order, or arrange for (or recommend purchasing, leasing, or ordering) items (including prescription drugs) or services reimbursable in whole or in part under Medicare, Medicaid or another federal healthcare program. Several states also have similar laws, some of which apply similar anti-kickback prohibitions to items or services reimbursable by non-governmental payors. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil fines and exclusion from participation in the federal and state healthcare programs.
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
          There are other anti-kickback laws that may be applicable, such as the Public Contracts Antikickback Act, the ERISA Health Plan Antikickback Statute, and various other state anti-kickback restrictions.
          Federal Civil Monetary Penalties Law. The federal civil monetary penalty statute provides for civil monetary penalties against any person who gives something of value to a Medicare or Medicaid program beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider for Medicare or Medicaid items or services. Under this law, our wholly-owned home delivery and specialty pharmacies are restricted from offering certain items of value to influence a Medicare or Medicaid patient’s use of our home delivery or specialty services. The Health Reform Laws also include several new civil monetary provisions, such as penalties for the failure to report and return a known overpayment and failure to grant timely access to the OIG under certain circumstances.
          Prompt Pay Laws. Under Medicare Part D and certain state laws, PBMs are required to pay retail pharmacy providers within established time periods that may be shorter than existing contracted terms, and/or via electronic transfer instead of by check. Changes that require faster payment may have a negative impact on our cash flow from operations. It is anticipated that additional states will consider prompt pay legislation and we cannot predict whether a state or states will adopt such legislation or what effect it will have.
          False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, in order to obtain reimbursement. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Some federal district courts have interpreted the False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute under certain circumstances. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties. Criminal statutes that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined. Some states also have enacted laws similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.
          Government Procurement Regulations. As discussed above, we have a contract with the DoD, which subjects us to all of the applicable Federal Acquisition Regulations (“FAR”) and Department of Defense FAR Supplement (DFARS) which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and other clients that may be subject to government procurement regulations.
          Antitrust. The antitrust laws generally prohibit competitors from fixing prices, dividing markets, and boycotting competitors, regardless of the size or market power of the companies involved. Further, antitrust laws generally prohibit other conduct that is found to restrain competition unreasonably, such as certain attempts to tie or bundle services together and certain exclusive dealing arrangements.
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

          In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback statutes discussed above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare statutes. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain. See “Item 3 — Legal Proceedings” for discussion of current proceedings involving us relating to these laws or regulations.
          Employee benefit plans subject to ERISA are subject to certain rules, published by the DOL, relating to annual Form 5500 reporting obligations. The rules include reporting requirements for direct and indirect compensation received by plan service providers such as PBMs. However, on February 4, 2010, the DOL issued two frequently asked questions (“FAQs”) that specifically address whether certain direct and indirect compensation received by PBMs is reportable on Form 5500. In the FAQs, the DOL states that discount and rebate revenue paid to PBMs by drug manufacturers generally need not be reported on a plan’s Form 5500 as indirect compensation, pending further guidance while the DOL considers these issues.
          On December 7, 2010, the DOL held a public hearing regarding the disclosure obligations of service providers to welfare plans under section 408(b)(2) of ERISA. At this time, we are unable to predict whether regulations will be issued, the form of such regulations, or their possible impact on our business practices.
          State Fiduciary Legislation. Statutes have been introduced in several states that purport to declare that a PBM is a fiduciary with respect to its clients. We believe that the fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date only two jurisdictions — Maine and the District of Columbia — have enacted such a statute. Our trade association, Pharmaceutical Care Management Association (“PCMA”), filed suits in federal courts in Maine and the District of Columbia alleging, among other things, that the statutes are preempted by ERISA with respect to welfare plans that are subject to ERISA. In the Maine case the United States District Court upheld the statute and that decision was affirmed by the United States Court of Appeals for the First Circuit. In the District of Columbia case, the court granted in part PCMA’s motion for summary judgment finding that the District of Columbia law was preempted by ERISA and that decision was affirmed by the United States Court of Appeals for the D.C. Circuit, thereby creating a conflict between the circuits. Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows.
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
          In addition, federal and state agencies and enforcement officials from time to time investigate pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program. AWP is a standard pricing benchmark (published by a third party such as First DataBank or Medi-Span) used throughout the industry, including by us, as a basis for calculating drug prices under contracts with health plans and pharmacies. First DataBank and Medi-Span were defendants in a class action suit in federal court in Boston alleging a conspiracy in the setting of AWP. The parties entered into a settlement agreement which received final approval by the court, and a roll-back of AWP prices for many drugs went into effect on September 26, 2009. First DataBank also separately announced that it plans to discontinue publishing AWP information in the future. Changes to or discontinuation of the AWP standard could alter the calculation of drug prices for federal programs and other contracts that use the standard. We are unable to predict whether any such changes will actually occur, and if so, if such changes would have a material adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.
          Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs reimbursed through state Medicaid programs, including through Medicaid managed care organizations. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 23.1% of the “average manufacturer price” (“AMP”) paid by retail community pharmacies or by wholesalers for products distributed to retail community pharmacies, or (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program and certain other government programs, with certain exceptions. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations have been commenced by certain governmental entities which call into question whether a drug’s “best price” was properly calculated and reported with respect to rebates paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. There can be no assurance, however, that our ability to negotiate rebates with, or sell services to, drug manufacturers will not be materially adversely affected by such investigations or regulations in the future.
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
          Pharmacy Regulation. Our home delivery and specialty pharmacies are licensed to do business as a pharmacy in the state in which they are located. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the pharmacy to follow the laws of the state in which the home delivery service is located, although some states require that we also comply with certain laws in that state. We believe we have registered each of our pharmacies in every state in which such registration is required and that we comply in all material respects with all required laws and regulations. In addition, our pharmacists and nurses are licensed in those states where we believe their activity requires it. Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under Medicare Part D, and as a condition to becoming a participating provider under Medicare Part D, the pharmacies are required to adhere to certain requirements applicable to the Part D Medicare program.
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

          Other Licensure Laws. Many states have licensure or registration laws governing certain types of managed care organizations, including preferred provider organizations, third party administrators, and companies that provide utilization review services. The scope of these laws differs from state to state, and the application of such laws to the activities of PBMs often is unclear. We have registered under such laws in those states in which we have concluded that such registration is required. Because of increased regulatory requirements on some of our managed care clients affecting prior authorization of drugs before coverage is approved, we have obtained utilization review licenses in selected states through our subsidiary, ESI Utilization Management Company. Moreover, we have received full accreditation for URAC Pharmacy Benefit Management version 2.0 Standards, which includes quality standards for drug utilization management. In addition, accreditation agencies’ requirements for managed care organizations such as the National Committee on Quality Assurance, and Medicare Part D regulations for PDP and MA-PDPs may affect the services we provide to such organizations.
          Legislation regulating PBM activities in a comprehensive manner has been and continues to be considered in a number of states. In the past, certain organizations, such as the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, have considered proposals to regulate PBMs and/or certain PBM activities, such as formulary development and utilization management. While the actions of the NAIC would not have the force of law, they may influence states to adopt model legislation that such organizations promulgate. Certain states have adopted PBM registration and/or disclosure laws and we have registered under such laws and are complying with applicable disclosure requirements. In addition to registration laws, some states have adopted legislation mandating disclosure of various aspects of our financial practices, including those concerning pharmaceutical company revenue, as well as prescribing processes for prescription switching programs, and client and provider audit terms. Other states are considering similar legislation, and as more states consider these bills it will be difficult to manage the distinct requirements of each.
          HIPAA and Other Privacy Legislation. Most of our activities involve the receipt or use of confidential medical information concerning individuals. In addition, we use aggregated and anonymized data for research and analysis purposes and in some cases provide access to such data to pharmaceutical manufacturers and third party data aggregators. Various federal and state laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulate and restrict the use, disclosure and security of confidential medical information and new legislation is proposed from time to time in various states.
          The HHS privacy and security regulations included as part of HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The security regulations relate to the security of protected health information when it is maintained or transmitted electronically. Other HIPAA requirements relate to electronic transaction standards and code sets for processing of pharmacy claims. We are required to comply with certain aspects of the privacy, security and transaction standard regulations under HIPAA. As part of the American Recovery and Reinvestment Act signed into law on February 17, 2009, Congress adopted the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HITECH significantly broadens many of the existing federal and security requirements under HIPAA, and introduces more vigorous enforcement provisions and penalties for HIPAA violations. Like many other companies subject to HIPAA, the new HITECH standards may have significant operational and legal consequences for our business.
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
Service Marks and Trademarks
          We, and our subsidiaries, have registered certain service marks including “EXPRESS SCRIPTS®”, “CURASCRIPT®”, “CONNECTYOURCARE®” and “CONSUMEROLOGY®” with the United States Patent and Trademark Office. Our rights to these marks will continue so long as we comply with the usage, renewal filings, and other legal requirements relating to the usage and renewal of service marks.
Insurance
          Our PBM operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, our EM operations, including the distribution of specialty drugs, and the services rendered in connection with our disease management operations, may subject us to litigation and liability for damages. Commercial insurance coverage is difficult to obtain and cost prohibitive, particularly for certain types of claims. As such, we may maintain significant self-insured retentions when deemed most appropriate and cost effective. We have established certain self-insurance accruals to cover potential claims. There can be no assurance we will be able to maintain our general, professional, or managed care errors and omissions liability insurance coverage in the future or that such insurance coverage, together with our self-insurance accruals, will be adequate to cover potential future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.
Employees
          As of December 31, 2010 and 2009, we employed approximately 13,170 and 14,270 employees, respectively, which includes approximately 220 and 250 employees in Canada, respectively. Approximately 870 of the United States employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility; members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania facility; and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility.
Executive Officers of the Registrant
          Our executive officers and their ages as of February 1, 2011 are as follows:

Name	Age	Position
George Paz	55	Chairman, President, and Chief Executive Officer
Jeffrey Hall	44	Executive Vice President and Chief Financial Officer
Keith Ebling	42	Executive Vice President, General Counsel and Secretary
Edward Ignaczak	45	Executive Vice President, Sales and Marketing
Patrick McNamee	51	Executive Vice President, Chief Operating Officer
Agnes Rey-Giraud	46	President, International Operations
Kelley Elliott	38	Vice President, Chief Accounting Officer and Controller
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
          Mr. McNamee was named Executive Vice President, Chief Operating Officer in January 2010. Prior to this, he served as Executive Vice President, Operations & Technology beginning in November 2007. He was elected Senior Vice President, Operations & Technology, with responsibility for Client & Patient Services and Information Technology in May 2007. Mr. McNamee joined us and was elected Senior Vice President and Chief Information Officer in February 2005.
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
          Our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from those projected or suggested in any forward-looking statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Any number of factors could cause our actual results to differ materially from those contemplated by any forward looking statements, including, but not limited to the factors listed below:
•	our ability to remain profitable in a very competitive marketplace is dependent upon our ability to attract and retain clients while maintaining our margins, to differentiate our products and services from others in the marketplace, and to develop and cross sell new products and services to our existing clients.

•	our failure to anticipate and appropriately adapt to changes in the rapidly changing health care industry.

•	changes in applicable laws or regulations, or their interpretation or enforcement, or the enactment of new laws or regulations, which apply to our business practices (past, present or future) or require us to spend significant resources in order to comply.

•	changes to the health care industry designed to manage health care costs or alter health care financing practices.

•	changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D.

•	a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service within our operations or the operations of such vendors.

•	our failure to effectively execute on strategic transactions, or to integrate or achieve anticipated benefits from any acquired businesses.

•	the termination, or an unfavorable modification, of our relationship with one or more key pharmacy providers, or significant changes within the pharmacy provider marketplace.

•	the termination, or an unfavorable modification, of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers.

•	changes in industry pricing benchmarks.

•	results in pending and future litigation or other proceedings which would subject us to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings.

•	our failure to execute on, or other issues arising under, certain key client contracts.

•	the impact of our debt service obligations on the availability of funds for other business purposes, and the terms and our required compliance with covenants relating to our indebtedness.

•	our failure to attract and retain talented employees, or to manage succession and retention for our Chief Executive Officer or other key executives.

•	other risks described from time to time in our filings with the SEC.
          These and other relevant factors, including those risk factors in “Item 1A—Risk Factors” in this Annual Report and any other information included or incorporated by reference in this Report, and information which may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. We note these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand that it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.
Item 1A—Risk Factors
General Risk Factors
We operate in a very competitive industry, and competition could compress our margins and impair our ability to attract and retain clients. Our failure to differentiate our products and services in the marketplace could magnify the impact of the competitive environment.
          Our ability to remain competitive is dependent upon our ability to attract new clients and retain existing clients, as well as cross-sell additional services to our clients. We operate in a highly competitive environment and in an industry that is subject to significant market pressures brought about by customer demands, legislative and regulatory activity and other market factors. Historically in the PBM industry, competition in the marketplace has also caused many PBMs, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. This combination of lower pricing and increased revenue sharing, as well as increased demand for enhanced service offerings and higher service levels, puts pressure on operating margins, which have historically been offset by a variety of positive trends including lower drug purchasing costs, increased generic usage, drug price inflation and increased rebates. Our failure or inability to maintain these positive trends, or identify and implement new ways to mitigate pricing pressures, could impact our ability to attract or retain clients, or negatively impact our margins.
          In addition, our clients are well informed and organized and can easily move between us and our competitors. These factors together with the impact of the competitive marketplace may make it difficult for us to retain existing clients, sell to new clients and cross-sell additional services to clients, which could materially adversely affect our business and financial results.
          In a highly competitive marketplace such as the PBM industry, a competitor’s service offering and reputation within the industry can have a substantial impact on its ability to attract and retain clients. This requires us to differentiate our business offerings by innovating and delivering products and services that demonstrate value to our clients, particularly in response to market changes from public policy. Further, the reputational impact of a service-related event, or our failure to innovate and deliver products and services that demonstrate value to our clients, may affect our ability to retain or grow profitable clients which could have a material adverse affect on our financial results.

          The managed care industry has undergone substantial consolidation in recent years, and we believe this trend is likely to continue. If one or more of our managed care clients is acquired, and the acquiring entity is not a client, then we may be unable to retain all or a portion of the impacted business. If such acquisitions, individually or in the aggregate, are material, they could have a material adverse affect on our business, the results of our operations and financial position.
The delivery of healthcare-related products and services is an evolving and rapidly changing industry. Our failure to anticipate or appropriately adapt to changes in the industry could have a negative impact on our ability to compete and adversely affect our business operations and financial results.
          While we believe we are well positioned in our industry, we have designed our business model to compete within the current industry structure. Any significant shift in the structure of the PBM industry could affect the environment in which we compete. A large intra- or inter-industry merger or a new business model entrant could alter the industry dynamics and adversely affect our business and financial results as our client contracts are generally three years and our pharmaceutical manufacturer and retail contracts are generally non-exclusive and terminable on relatively short notice by either party. Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business operations and financial results.
We operate in a complex and evolving regulatory environment. Changes in applicable laws or regulations, or their interpretation or enforcement, or the enactment of new laws or regulations, could require us to make changes to how we operate our business or result in the imposition of penalties. Further, we may be required to spend significant resources in order to comply with new or existing laws and regulations.
          Numerous state and federal laws and regulations affect our business and operations. The categories include, among others, the following:
•	health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs

•	ERISA and related regulations, which regulate many aspects of health care plan arrangements

•	state legislation regulating PBMs or imposing fiduciary status on PBMs

•	consumer protection and unfair trade practice laws and regulations

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts

•	wholesale distributor laws

•	legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans

•	various licensure laws, such as managed care and third party administrator licensure laws

•	drug pricing legislation, including “most favored nation” pricing

•	pharmacy laws and regulations

•	privacy and security laws and regulations, including those under HIPAA and HITECH

•	the Medicare prescription drug coverage rules

•	other Medicare and Medicaid reimbursement regulations

•	the Prescription Drug Marketing Act

•	the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Laws”)

•	federal laws related to our Department of Defense arrangement

•	federal antitrust laws related to our pharmacy, pharmaceutical manufacturer, and client relationships
          These and other regulatory matters are discussed in more detail under “Item 1 — Business — Government Regulation and Compliance” above.
          We believe that we are operating our business in substantial compliance with all existing legal requirements material to us. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and state and federal law enforcement agencies and regulatory agencies from time to time have initiated investigations or litigation involving certain aspects of our business or our competitors’ businesses. Accordingly, we cannot provide any assurance that one or more of these agencies will not interpret or apply these laws in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our financial results. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. Due to these uncertainties, we may be required to spend significant resources in connection with such investigations or litigation or to comply with new or existing laws and regulations.
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
          The State of Maine and the District of Columbia each have enacted statutes that purport to declare that a PBM is a fiduciary with respect to its clients (see Part I “Item 1 — Business — Government Regulations and Compliance — State Fiduciary Legislation”). Other states are considering but have not yet enacted similar fiduciary statutes, and we cannot predict what effect, if any, these and similar statutes, if enacted, may have on our business and financial results.
          Most of our activities involve the receipt or use of protected health information concerning individuals. In addition, we use aggregated and anonymized data for research and analysis and other permitted business purposes and in some cases provide access to data to pharmaceutical manufacturers and third party data aggregators in accordance with applicable law. Various federal and state laws, including HIPAA, regulate and restrict the use, disclosure and security of protected health information and new legislation is proposed from time to time in various states. To date, no such laws have been adopted that adversely impact our ability to provide services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.
Policies designed to manage health care costs or alter health care financing practices may adversely impact our business and our financial results.
          Certain proposals are made from time to time in the United States to manage health care costs, including prescription drug costs. These have included proposals such as “single-payer” government funded health care, changes in reimbursement rates, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs, and other significant health care reform proposals. We are unable to predict whether any such proposals will be enacted, or the specific terms thereof. Certain of these proposals, however, if enacted, may adversely impact our business and our financial results.
          Further, the Health Reform Laws contain many provisions that directly or indirectly apply to us, our clients, pharmaceutical manufacturers, health care providers and others with whom we do business, including:
•	PBM disclosure requirements in the context of Medicare Part D and the anticipated health benefit exchanges

•	creation of government-regulated health benefits exchanges and new requirements for health plans offered by insurance companies, employers and other plan sponsors

•	medical loss ratio requirements, which require insurers to spend a specified percentage of premium revenues on incurred claims or health care quality improvements

•	various health insurance taxes

•	changes to the calculation of average manufacturer price (“AMP”) of drugs and an increase in the rebate amounts drug manufacturers must pay to states for drugs reimbursed by state Medicaid programs, including through Medicaid managed care organizations

•	imposition of new fees on pharmaceutical manufacturers and importers of brand-name prescription drugs

•	expansion of the 340B drug discount program, which limits the costs of certain outpatient drugs to qualified health centers and hospitals

•	closing of the so-called donut hole under Medicare Part D by lowering beneficiary coinsurance amounts

•	elimination of the tax deduction for employers who receive Medicare Part D retiree drug subsidy payments

•	mandated changes to client plan designs
          In March 2010, the federal government enacted the Health Reform Laws, which will be gradually phased in through 2020 (see Item 1 — Business — Government Regulation and Compliance — Federal Healthcare Reform).
Regulatory or business changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.
          Our subsidiary ESIC offers a PDP in connection with the Medicare Part D program for purposes of making employer/union-only group waiver plans available for eligible clients. We also provide other products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy. We have made, and may be required to make further, substantial investments in the personnel and technology necessary to administer our Medicare Part D strategy. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance that these risks will not materially adversely impact our business and our financial results in future periods.
          We are subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. As an insurer organized and licensed under the laws of the State of Arizona, ESIC is subject to state laws regulating the business of insurance in all jurisdictions in which ESIC offers its PDP. As a PDP sponsor, ESIC is required to comply with federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of federal funds made available through the Part D program by us, our affiliates, or clients is subject to compliance with the Part D regulations and established laws and regulations governing the federal government’s payment for health care goods and services, including the Anti-Kickback Laws and the False Claims Act. Similar to our requirements with other clients, our policies and practices associated with operating our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed.
          In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in utilization for our services. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would also result in a decline in our membership base. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive health care reform was enacted into federal law through the passage of the Health Reform Laws. Additionally, as described above, the Health Reform Laws contain various changes to the Part D program and could have a financial impact on our PDP and our clients’ demand for our other Part D products and services.
Our ability to conduct operations depends on the security and stability of our technology infrastructure as well as the effectiveness of, and our ability to execute, business continuity plans across our operations. A failure in the security of our technology infrastructure or a significant disruption in service within our operations could materially adversely affect our business, the results of our operations and financial position.
          We maintain, and are dependent on, a technology infrastructure platform that is essential for many aspects of our business operations. It is imperative to securely store and transmit confidential data, including personal health information, while maintaining the integrity of our confidential information. We have designed our technology infrastructure platform to protect against failures in security and service disruption. However, any failure to protect against a security breach or a disruption in service could materially adversely impact our business operations and our financial results. Our technology infrastructure platform requires an ongoing commitment of significant resources to maintain and enhance in order to keep pace with continuing changes as well as evolving industry and regulatory standards. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately. In the event we or our vendors experience malfunctions in business processes, breaches of information systems, failure to maintain effective and up-to-date information systems or unauthorized and non-compliant actions by any individual, this could disrupt our business operations or impact patient safety, result in customer and member disputes, damage our reputation, expose us to risk of loss, litigation or regulatory violations, increase administrative expenses or lead to other adverse consequences.
          We operate dispensing pharmacies, call centers, data centers and corporate facilities that depend on the security and stability of technology infrastructure. Any service disruption at any of these facilities due to failure or disruption of technology, malfunction of business process, disaster or catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members. Any such service disruption at these facilities could have a material adverse effect on our business operations and our financial results.

We have historically engaged in strategic transactions, including the acquisition of other companies or businesses, and will likely engage in similar transactions in the future. Our failure to effectively execute on such transactions or to integrate any acquired businesses could adversely impact our operating results, and any such transactions will likely cause us to incur significant transaction costs and require significant resources and management attention.
          We have historically engaged in strategic transactions, including the acquisition of other companies and businesses. These transactions typically involve the integration of core business operations and technology infrastructure platforms that require significant management attention and resources. A failure or delay in the integration process could have a material adverse affect on our financial results. In addition, such transactions may yield higher operating costs, customer attrition or business disruption than may have been anticipated. Further, even if we are able to integrate the business operations successfully, there can be no assurance that such transactions will result in the realization of the expected benefits of synergies, cost savings, innovation and operational efficiencies, or that any realized benefits will be achieved within a reasonable period of time.
          Strategic transactions, including the pursuit of such transactions, require us to incur significant costs. These costs are typically non-recurring expenses related to the assessment, due diligence, negotiation and execution of the transaction. We may incur additional costs to retain key employees as well as transaction fees and costs related to executing integration plans. Although we would generally expect the realization of efficiencies related to the integration of businesses to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
If we lose our relationship with one or more key pharmacy providers, or our relationship is modified in an unfavorable manner or if significant changes occur within the pharmacy provider marketplace, our business could be impaired.
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
If we lose relationships with one or more key pharmaceutical manufacturers, or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected.
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
          Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use “average wholesale price” or “AWP”, which is published by third parties, as a benchmark to establish pricing for prescription drugs. Recent events have raised uncertainties as to whether certain third parties will continue to publish AWP, which may result in the inability of payors, pharmacy providers, PBMs and others in the prescription drug industry to continue to utilize AWP as it has previously been calculated. In the event that AWP is no longer published or if we adopt other pricing benchmarks for establishing prices within the industry, we can give no assurance that the short or long-term impact of such changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods.
          Legislation and other regulations affecting drug prices are discussed in more detail under “Item 1 — Business — Government Regulation and Compliance — Legislation and Regulation Affecting Drug Prices” above.
Pending and future litigation or other proceedings could subject us to significant monetary damages or penalties and/or require us to change our business practices, either of which could have a material adverse effect on our business operations and our financial results or condition.
          We are subject to risks relating to litigation, regulatory proceedings, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, services rendered in connection with our disease management offering, and our pharmaceutical services operations. A list of the significant proceedings pending against us is included under “Item 3—Legal Proceedings,” including certain proceedings that purport to be class action lawsuits. These proceedings seek unspecified monetary damages and/or injunctive relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceeding. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance that it would not have a material adverse effect on our business and financial results, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we are incurring uninsured costs that are material to our financial performance in the defense of such proceedings.
          Commercial liability insurance coverage continues to be difficult to obtain for companies in our business sector which can cause unexpected volatility in premiums and/or retention requirements dictated by insurance carriers. We have established certain self-insurance accruals to cover anticipated losses within our retained liability for previously reported claims and the cost to defend these claims. There can be no assurance that general, professional, managed care errors and omissions, and/or other liability insurance coverage will be reasonably available in the future or such insurance coverage, together with our self-insurance accruals, will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect on our business and financial results.
A substantial portion of our revenue is concentrated in certain significant client contracts. Our failure to execute on, or other issues arising under, the contracts could adversely affect our financial results. Further, conditions or trends impacting certain of our key clients could result in a negative impact on our financial performance.
          As described in greater detail in the discussion of our business in Item 1 above, we have long term contracts with WellPoint, Inc. (“WellPoint”) and the United States Department of Defense (“DoD”). Although none of our clients individually represented more than 10% of our revenues in 2009, our top 5 clients, including WellPoint and DoD, collectively represented 55.2% of our revenue during 2010. If one or more of our large clients terminate or do not renew contracts for any reason, our financial results could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects.
          Under our current agreement we are providing pharmacy benefit services to WellPoint through December 31, 2019. Our agreement with the DoD consists of an initial one-year contract and five one-year renewal options, with the final option expiring on October 31, 2014.
          In addition, if certain of our key clients are negatively impacted by business conditions or other trends, or if such clients otherwise fail to successfully maintain or grow their business, our business and financial results could be adversely impacted.
Our debt service obligations reduce the funds available for other business purposes, and the terms and covenants relating to our indebtedness could adversely impact our financial performance and liquidity.
          As described in greater detail in the discussion of our business in Item 7 below, we have $2.5 billion of senior notes (“senior notes”) outstanding as of December 31, 2010 and a $750.0 million revolving credit facility (“revolving credit facility”), none of which was outstanding at December 31, 2010. Our debt service obligations for the senior notes and the revolving credit facility reduce the funds available for other business purposes. The senior notes require us to pay interest semi-annually on June 15 and December 15 at a fixed rate of interest. The revolving credit facility requires us to pay interest periodically at a variable rate of interest. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results. As of December 31, 2010, we had no outstanding indebtedness impacted by variable interest rates.
          We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, the senior notes and revolving credit agreement contain covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants under the revolving credit facility also include a minimum interest coverage ratio and a maximum leverage ratio. If we fail to satisfy these covenants, we would be in default under the revolving credit facility and/or the senior notes indentures, and may be required to repay such debt with capital from other sources or not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. See Note 8 — Financing to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We face significant competition in attracting and retaining talented employees. Further, managing succession and retention for our Chief Executive Officer and other key executives is critical to our success, and our failure to do so could have an adverse impact on our future performance.
          We believe that our ability to retain an experienced workforce and our ability to hire additional qualified employees is essential to meet current and future goals and objectives. There is no guarantee that we will be able to attract and retain such employees or that competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business operations and our financial results.
          We would be adversely affected if we fail to adequately plan for succession of our Chief Executive Officer, senior management and other key employees. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us.
Item 1B—Unresolved Staff Comments
          There are no material unresolved written comments that were received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2 — Properties
          We operate our United States and Canadian PBM and EM segments out of leased and owned facilities throughout the United States and Canada. The Company’s main facilities used in continuing operations are detailed in the table below.

PBM Facilities	EM Facilities

St. Louis, Missouri (HQ, plus two facilities)	Lake Mary, Florida (two facilities)
Maryland Heights, Missouri (five facilities)	Grove City, Ohio
Tempe, Arizona (two facilities)	Byfield, Massachusetts
Bloomington, Minnesota (two facilities)	Louisville, Kentucky
Bensalem, Pennsylvania (two facilities)	Hunt Valley, Maryland
Troy, New York
Albuquerque, New Mexico
Orlando, Florida (two facilities)
Montreal, Quebec
Mississauga, Ontario
Toronto, Ontario
Parsippany, New Jersey
Swatara, Pennsylvania
St. Marys, Georgia
Pueblo, Colorado
Brewster, New York
Houston, Texas
Omaha, Nebraska
Pleasanton, California
Oldsmar, Florida
New Castle, Delaware
Indianapolis, Indiana
Mason, Ohio
Ft. Worth, Texas
Washington, DC
          Our St. Louis, Missouri facility houses our corporate headquarters offices. We believe our facilities generally have been well maintained and are in good operating condition. As of January 1, 2011, our existing facilities from continuing operations comprise approximately 3.0 million square feet in the aggregate.
          In the fourth quarter of 2010, we announced our intent to cease fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania, effective in the first quarter of 2011. We currently intend to maintain the location and all necessary permits and licenses to be able to utilize the facility for business continuity planning purposes. However, our plans for the facility are subject to change based on changes in the business environment. As a result of the opening of our new Technology and Innovation Center in St. Louis, Missouri in 2010, we have sufficient capacity to continue to meet the home delivery needs of our clients and members. We also maintain a non-dispensing order processing facility in the Bensalem, Pennsylvania area, which will remain operational.
          In December 2010, we announced our intent to build a new office facility in St. Louis, Missouri to consolidate our St. Louis presence onto our Headquarters campus. The facility is scheduled to be completed in the fourth quarter of 2011, and we anticipate capital expenditures of approximately $32.0 million and other costs of approximately $3.5 million related to this facility in 2011.

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
These matters are:
•	Multi-District Litigation — On April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings including the following: Minshew v. Express Scripts (Case No.Civ.4:02-CV-1503, United States District Court for the Eastern District of Missouri) (filed December 12, 2001); Lynch v. National Prescription Administrators, et al. (Case No. 03 CV 1303, United States District Court for the Southern District of New York) (filed February 26, 2003); Mixon v. Express Scripts, Inc. (Civil Action No. 4:03CV1519, United States District Court for the Eastern District of Missouri) (filed October 23, 2003); Cameron v. Express Scripts, Inc. (Civil Action No. 4:03CV001520; United States District Court of the Eastern District of Missouri) (filed October 23, 2003); Food Employers Labor Relations Association and United Food and Commercial Workers Health and Welfare Fund (Weiss) v. Express Scripts, Inc. (Civil Action No. 4:06CV01612 for the United States District Court Eastern District of Missouri)(filed November 6, 2006); United Food and Commercial Workers Unions and Participating Employers Health and Welfare Fund (Lowthers) (Civil Action No. 4:06CV01541 for the United States District Court for the Eastern District of Missouri) (filed October 20, 2006); United Food and Commercial Workers Health and Welfare Fund of Northeastern Pennsylvania (Kessler) v. Express Scripts, Inc. (Civil Action No. 4:06CV01526 for the United States District Court Eastern District of Missouri) (filed October 17, 2006); Washington Wholesalers Health and Welfare Fund v. Express Scripts, Inc. (Civil Action No. 4:06CV01007 for the United States District Court Eastern District of Missouri) (filed June 30, 2006); Local 888 Health Fund (Bruny) v. Express Scripts, Inc. (Civil Case No. 4:06CV01611 for the United States District Court Eastern District of Missouri) (filed November 6, 2006); Wagner et al. v. Express Scripts (Case No.04cv01018 (WHP), United States District Court for the Southern District of New York) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (Case No.04-CV-0626 (FIS) (RFT), United States District Court for the Southern District of New York) (filed April 27, 2004); Correction Officers’ Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (Case No.04-Civ-7098 (WHP), United States District Court for the Southern District of New York) (filed August 5, 2004); United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al. (Case No.04-CV-7472, United States District Court for the Southern District of New York) (filed September 21, 2004); Central Laborers’ Welfare Fund, et al v. Express Scripts, Inc., et al (Case No.B04-1002240, United States District Court for the Southern District of Illinois) (filed September 27, 2004); 1978 Retired Construction Workers Benefit Plan (Nagle) v. Express Scripts, Inc. (Civil Action No. 4:06-CV01156 for the United States District Court Eastern District of Missouri) (filed August 1, 2006); Fulton Fish Market Welfare Fund (Circillo) v. Express Scripts, Inc. (Civil Action No. 4:06-cv-01458 for United States District Court for the Eastern District of Missouri) (filed October 3, 2006); Philadelphia Corporation for the Aging v. Benecard Services, Inc., et al. (Civil Action No. 06CV2331 for the United States District Court Eastern District of Pennsylvania) (filed June 2, 2006); New England Health Care Employees Welfare Fund (Brown) v. Express Scripts, Inc. (Case No.4:05-cv-1081, United States District Court for the Eastern District of Missouri) (filed October 28, 2004); Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Case No.B05-1004036, United States District Court for the Eastern District of Missouri) (filed May 27, 2005); Fidelity Insurance Company, et al. v. Express Scripts, Inc., et al., (Case No. 4:03-CV-1521-HEA, United States District Court for the Eastern District of Missouri) (filed March 20, 2003), and Brynien, et al. v. Express Scripts, Inc. and ESI Mail Services, Inc. (Case No. 1:08-cv-323 (GLS/DRH), United States District Court for the Northern District of New York) (filed February 18, 2008) was transferred in 2008. The plaintiffs assert that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, constitute violations of various legal obligations including fiduciary duties under the Federal Employee Retirement Income Security Act (ERISA), common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices. The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries. The various complaints seek money damages and injunctive relief. On July 30, 2008, the plaintiffs’ motion for class certification of certain of the ERISA plans for which we were the PBM was denied by the Court in its entirety. Additionally, the Company’s motion for partial summary judgment in the Minshew and Brown cases on the issue of our ERISA fiduciary status was granted in part. The Court found that the Company was not an ERISA fiduciary with respect to MAC

(generic drug) pricing, selecting the source for AWP (Average Wholesale Price) pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share. The Court, in partially granting plaintiffs’ motion for summary judgment, found that the Company was an ERISA fiduciary only with respect to the calculation of certain amounts due to clients under a therapeutic substitution program that is no longer in effect. On December 18, 2009, ESI filed a motion for partial summary judgment on the remaining ERISA claims and breach of contract claims on the cases brought against ESI on behalf of ERISA plans. On February 16, 2010, in accordance with the schedule under the case management order, plaintiffs in the Correction Officers and Lynch matters filed a motion for summary judgment alleging that National Prescription Administrators (NPA) was a fiduciary to the plaintiffs and breached its fiduciary duty. Plaintiffs also filed a class certification motion on behalf of self-funded non-ERISA plans residing in New York, New Jersey, and Pennsylvania for which NPA was the PBM and which used the NPASelect Formulary from January 1, 1996 through April 13, 2002. On July 2, 2010, ESI filed a motion for partial summary judgment as to certain non-ERISA claims being made in various cases. On December 21, 2010, the Court granted in part and denied in part ESI’s motion for partial summary judgment pertaining to certain ERISA cases and granted plaintiffs leave to file amended complaints, which were filed on January 21, 2011. On January 10, 2011, Central Laborers, one of three purported class representatives among the NPA ERISA cases, voluntarily dismissed all claims against ESI and NPA, with prejudice. On January 18, 2011, plaintiffs filed a motion for reconsideration pertaining to the Court’s December 21, 2010 Order. On January 28, 2011, NPA filed a cross motion for summary judgment seeking a ruling that it was not a fiduciary under common law. Fidelity was set for trial on July 11, 2011.

•	Jerry Beeman, et al. v. Caremark, et al. (Case No.021327, United States District Court for the Central District of California). On December 12, 2002, a complaint was filed against ESI and NextRX LLC f/k/a Anthem Prescription Management LLC and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. On June 2, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case to the district court. The district court’s denial of defendants’ motion to dismiss on first amendment constitutionality grounds is currently on appeal to the Ninth Circuit. Plaintiffs have filed a motion for class certification, but that motion has not been briefed pending the outcome of the appeal. The Ninth Circuit scheduled oral argument on March 8, 2011.

•	North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama) (filed October 1, 2003). This case purports to be a class action against us on behalf of independent pharmacies within the United States. The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq. The suit seeks unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification was granted on March 3, 2006. A motion filed by the plaintiffs in an antitrust matter against Medco and Merck in the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation requesting transfer of this case and others to the Eastern District of Pennsylvania for MDL treatment was granted on August 24, 2006. We filed a motion to decertify the class on January 16, 2007, and it has been fully briefed and argued. We are awaiting the Court’s decision on such motion.

•	Gary Miller Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Case No.042-08632, Missouri Circuit Court, City of St. Louis) (filed October 22, 2004). Judith Deserio, Derivatively on behalf of Nominal Defendant, Express Scripts, Inc. v. Stuart L. Bascomb, et al (filed December 22, 2004) was consolidated with Miller. Plaintiffs have filed shareholder derivative lawsuits against certain of our current and former directors and officers. The cases make various allegations including that the defendants caused us to issue false and misleading statements, insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Plaintiffs demand unspecified compensatory damages, equitable relief and attorney’s fees. On February 14, 2011, ESI filed a motion to dismiss that is set for oral argument on March 9, 2011.

•	Irwin v. WellPoint Health Networks, et. al. (Judicial Arbitration and Mediation Services). On March 25, 2003, Plaintiff filed a complaint in California state court against WellPoint Health Networks and certain related entities, including one of the acquired NextRX subsidiaries (collectively “WellPoint”), Express Scripts, and other PBMs alleging his right to sue under California’s Unfair Competition Law (UCL). This case purported to be a class action against the PBM defendants on behalf of self-funded, non-ERISA health plans; and individuals with no prescription drug benefits that have purchased drugs at retail rates. On May 6, 2004, WellPoint invoked an arbitration clause and the case against WellPoint was stayed and sent to arbitration. On February 24, 2006,

Plaintiff served an arbitration demand against WellPoint alleging that numerous WellPoint business practices violated the UCL and making claims on behalf of California residents who paid taxes, California residents who were beneficiaries of non-ERISA health plans, and California residents who obtained prescription benefits from non-ERISA health plans. On October 11, 2006, WellPoint filed its response to the arbitration demand, but nothing further has occurred since then. Plaintiff filed a motion to dismiss the original court action against ESI on September 18, 2008, so ESI is no longer a party to this suit.
              In addition to the foregoing matters, in the ordinary course of our business there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes. Where insurance coverage is not available for such claims, or in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments related to uninsured claims. Our self-insured accruals are based upon estimates of the aggregate liability for the costs of uninsured claims incurred and the retained portion of insured claims using certain actuarial assumptions followed in the insurance industry and our historical experience. It is not possible to predict with certainty the outcome of these claims, and we can give no assurance that any losses in excess of our insurance and any self-insurance accruals will not be material.

PART II
Item 5 — Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
          Market Information. Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ESRX.” The high and low prices, as reported by the Nasdaq, are set forth below for the periods indicated. These prices have been adjusted to reflect the two-for-one stock split effective June 8, 2010.

	Fiscal Year 2010		Fiscal Year 2009
Common Stock	High	Low	High	Low
First Quarter	$51.62	$41.38	$29.82	$21.38
Second Quarter	54.00	37.75	34.71	22.53
Third Quarter	49.69	41.55	39.91	31.80
Fourth Quarter	55.68	47.23	44.94	37.50
          Holders. As of December 31, 2010, there were 319 stockholders of record of our common stock. We estimate there are approximately 308,826 beneficial owners of our common stock.
          Dividends. The Board of Directors has not declared any cash dividends on our common stock since our initial public offering. The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future. The terms of our existing credit facility contain certain restrictions on our ability to declare or pay cash dividends, as discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Bank Credit Facility”.
Recent Sales of Unregistered Securities
          None.

Issuer Purchases of Equity Securities
          The following is a summary of our stock repurchasing activity during the three months ended December 31, 2010 (share data in millions):

			Total number of
			shares purchased	Maximum number of
			as part of a	shares
	Total number of	Average	publicly	that may yet be
	shares	price paid	announced	purchased under
Period	purchased	per share	program	the program

10/1/2010 — 10/31/2010	—	$—	—	15.1
11/1/2010 — 11/30/2010	—	—	—	15.1
12/1/2010 — 12/31/2010	—	—	—	15.1

Fourth quarter 2010 total	—	$—	—

          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the year ended December 31, 2010, we repurchased 26.9 million treasury shares for $1,276.2 million. As of December 31, 2010, there are 15.1 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6 — Selected Financial Data
          The following selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Results for the years ended December 31, 2009, 2008, 2007 and 2006 have been adjusted for the discontinued operations of PMG.

(in millions, except per share data)	2010	2009(1)	2008(2)	2007(3)	2006

Statement of Operations Data (for the Year Ended December 31):

Revenues (4)	$44,973.2	$24,722.3	$21,941.2	$21,788.9	$21,532.1
Cost of revenues(4)	42,015.0	22,298.3	19,910.6	20,039.2	20,071.8

Gross profit	2,958.2	2,424.0	2,030.6	1,749.7	1,460.3
Selling, general and administrative	887.3	926.5	756.3	693.4	638.4

Operating income	2,070.9	1,497.5	1,274.3	1,056.3	821.9
Other expense, net	(162.2)	(189.1)	(66.9)	(116.1)	(83.6)

Income before income taxes	1,908.7	1,308.4	1,207.4	940.2	738.3
Provision for income taxes	704.1	481.8	431.5	342.2	265.2

Net income from continuing operations	1,204.6	826.6	775.9	598.0	473.1
Net (loss) income from discontinued operations, net of tax(5)	(23.4)	1.0	0.2	(30.2)	1.3

Net income	$1,181.2	$827.6	$776.1	$567.8	$474.4

Weighted average shares outstanding:(6)
Basic:	538.5	527.0	497.8	520.8	559.2
Diluted:	544.0	532.2	503.6	528.0	568.0

Basic earnings (loss) per share:(6)
Continuing operations	$2.24	$1.57	$1.56	$1.15	$0.85
Discontinued operations(5)	(0.04)	—	—	(0.06)	—
Net earnings	2.19	1.57	1.56	1.09	0.85

Diluted earnings (loss) per share:(6)
Continuing operations	$2.21	$1.55	$1.54	$1.13	$0.83
Discontinued operations(5)	(0.04)	—	—	(0.06)	—
Net earnings	2.17	1.56	1.54	1.08	0.84

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$523.7	$1,070.4	$530.7	$434.7	$131.0
Working capital	(975.9)	(1,313.3)	(677.9)	(507.2)	(657.3)
Total assets	10,557.8	11,931.2	5,509.2	5,256.4	5,108.1
Debt:
Short-term debt	0.1	1,340.1	420.0	260.1	180.1
Long-term debt	2,493.7	2,492.5	1,340.3	1,760.3	1,270.4
Stockholders’ equity	3,606.6	3,551.8	1,078.2	696.4	1,124.9

Network pharmacy claims processed(7)	602.0	404.3	379.6	379.9	390.3
Home delivery, specialty pharmacy, and other prescriptions filled(8)	54.1	45.0	45.1	45.5	46.9

Total claims	656.1	449.3	424.7	425.4	437.2
Total adjusted claims(9)	753.9	530.6	506.3	507.0	519.6

Cash flows provided by operating activities— continuing operations	$2,105.1	$1,752.0	$1,091.1	$841.4	$665.7
Cash flows used in investing activities— continuing operations	(145.1)	(4,820.5)	(318.6)	(52.6)	(98.3)
Cash flows (used in) provided by financing activities—continuing operations	(2,523.0)	3,587.0	(680.4)	(469.7)	(904.7)
EBITDA from continuing operations(10)	2,315.6	1,604.2	1,368.4	1,150.5	918.5

(1)	Includes the acquisition of NextRx effective December 1, 2009.

(2)	Includes the acquisition of MSC effective July 22, 2008.

(3)	Includes the acquisition of CYC effective October 10, 2007.

(4)	Includes retail pharmacy co-payments of $6,181.4, $3,132.1, $3,153.6, $3,554.5, and $4,012.7 for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively. We changed our accounting policy for member co-payments during the third quarter of 2008 to include member co-payments to retail pharmacies in revenue and cost of revenue. The table reflects the change in our accounting policy for all periods presented.

(5)	Primarily consists of the results of operations from the discontinued operations of PMG and Infusion Pharmacy (“IP”), which were classified as a discontinued operation in the second quarter of 2010 and the fourth quarter of 2007, respectively.

(6)	Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock splits effective June 8, 2010 and June 22, 2007, respectively.

(7)	Excluded from the network claims are manual claims and drug formulary only claims where we only administer the client’s formulary.

(8)	These claims include home delivery, specialty and other claims including: (a) drugs distributed through patient assistance programs (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and (c) Emerging Market claims.

(9)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

(10)	EBITDA from continuing operations is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.
          We have provided below a reconciliation of EBITDA from continuing operations to net income as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:
EBITDA from continuing operations

	Year Ended December 31,
(in millions, except per claim data)	2010	2009	2008	2007	2006

Net income from continuing operations	$1,204.6	$826.6	$775.9	$598.0	$473.1
Income taxes	704.1	481.8	431.5	342.2	265.2
Depreciation and amortization	244.7	106.7	94.1	94.2	96.6
Interest expense, net	162.2	189.1	64.6	96.2	82.0
Undistributed loss from joint venture	—	—	0.3	1.3	1.6
Non-operating charges, net	—	—	2.0	18.6	—

EBITDA from continuing operations	2,315.6	1,604.2	1,368.4	1,150.5	918.5
Adjustments to EBITDA from continuing operations
Integration-related costs	122.6	7.5	—	—	—
Benefit related to client contract amendment	(30.0)	—	—	—	—
Acquisition-related transaction costs	—	61.1	—	—	—
Legal settlement	—	35.0	—	6.0	—
Benefit from insurance recovery	—	(15.0)	—	—	—
Bad debt charges in specialty distribution line of business	—	—	—	21.5	—
Inventory charges in specialty distribution line of business	—	—	—	9.1	—
Settlement of contractual item with supply chain vendor	—	—	—	(9.0)	—

Adjusted EBITDA from continuing operations	2,408.2	1,692.8	1,368.4	1,178.1	918.5

Adjusted EBITDA per adjusted claim(1)	$3.19	$3.19	$2.70	$2.32	$1.77

(1)	We calculate and use adjusted EBITDA per adjusted claim as an indicator of our ability to generate cash from our reported operating results. This measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, EBITDA per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance and our ability to incur and service debt and make capital expenditures. We have calculated adjusted EBITDA excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA per adjusted claim is calculated by dividing adjusted EBITDA by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each claim. Adjusted EBITDA, and as a result, EBITDA per adjusted claim, are affected by the changes in claim volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
          As one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, we provide healthcare management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Emerging Markets (“EM”). Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physician offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.
          Through our EM segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics, fertility services to providers and patients, and healthcare administration and implementation of consumer-directed healthcare solutions.
          Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, and certain specialty distribution services. Tangible product revenue generated by our PBM and EM segments represented 99.4% of revenues for the year ended December 31, 2010 as compared to 98.9% and 98.8% for the years ended December 31, 2009 and 2008, respectively.
RECENT DEVELOPMENTS
          During 2010, we completed the migration of member lives acquired with the NextRx PBM Business onto our existing systems, and substantially completed other aspects of the integration, including rationalization of our operational footprint and achievement of anticipated synergies. We expect to complete the integration in the first quarter of 2011, and anticipate additional synergies as our efforts to reduce costs, increase generic and mail-order utilization for legacy NextRx clients, and achieve supply chain efficiencies continue to produce savings for our clients and positive financial results for us.
          During 2010, our integration efforts included an assessment of our operational footprint, including geographical and capacity considerations. As a result of this assessment, we announced our intent to cease fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania, effective in the first quarter of 2011. We currently intend to maintain the location and all necessary permits and licenses to be able to utilize the facility for business continuity planning purposes. However, our plans for the facility are subject to change based on changes in the business environment. As a result of the opening of the Technology and Innovation Center in 2010, we have sufficient capacity to continue to meet the home delivery needs of our clients and members. We also maintain a non-dispensing order processing facility in the Bensalem, Pennsylvania area, which will remain operational. Severance and other costs incurred in connection with this closure during 2010 are considered integration-related costs.
          In the second quarter of 2010, we opened a new state of the art pharmacy fulfillment facility in St. Louis, Missouri. This new Technology and Innovation Center features cutting-edge pharmacy automation for the dispensing, packaging and shipment of approximately 110,000 prescriptions per day. We believe this increase in capacity enhances our ability to serve members and allows for future growth of home delivery services. In addition to pharmacy capabilities, the Technology and Innovation Center features a Research and New Solutions laboratory which will enhance our ability to analyze and monitor data in near real-time.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
          Our results in 2010 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. In 2010, our long-term contracts with WellPoint, Inc. (“WellPoint”) and the Department of Defense (“DoD”) drove a significant portion of our growth. We also benefited from better management of ingredient costs through actions such as renegotiation of supplier contracts, increased competition among generic manufacturers, higher generic utilization (71.6% in 2010 compared to 68.3% in 2009) and other actions which helped to reduce ingredient costs. In addition, through the research performed by us and guided by our Consumerology® Advisory Board, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.
          The positive trends we saw in 2010, including lower drug purchasing costs and increased generic usage, are expected to continue to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus continue to generate improvements in our results of operations in the future. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition. These projects include preparation for HIPAA changes, Medicare regulations and the Health Reform Laws.
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
GOODWILL AND INTANGIBLE ASSETS
ACCOUNTING POLICY
          Goodwill and intangible asset balances arise primarily from the allocation of the purchase price of businesses acquired based on the fair market value of assets acquired and liabilities assumed on the date of the acquisition. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In addition, we evaluate whether events or circumstances have occurred that may indicate an impairment in goodwill. We determine reporting units based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management. The measurement of possible impairment is based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s assets. Impairment losses, if any, would be determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. These assumptions include, but are not limited to, earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. No impairment existed for any of our reporting units at December 31, 2010 or 2009.
          Other intangible assets include, but are not limited to, customer contracts and relationships, non-compete agreements, deferred financing fees and trade names. Other intangible assets, excluding customer contracts, customer relationships and trade names, are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to the 10-year contract with WellPoint under which we provide pharmacy benefit management services to WellPoint and its designated affiliates (the “PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. All other intangible assets, excluding trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 3 to 20 years (see Note 7 — Goodwill and other intangibles).
          In connection with the discontinued operations of our Phoenix Marketing Group line of business (“PMG”) and pursuant to our policies for assessing impairment of goodwill and long-lived assets, approximately $22.1 million of goodwill was written off in the second quarter of 2010 along with intangible assets with a net book value of $1.7 million (gross carrying value of $5.7 million net of accumulated amortization of $4.0 million), consisting of trade names and customer relationships.
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
          The key assumptions included in our income approach include, but are not limited to, earnings growth rates, discount rates and inflation rates. Assessment of these factors could be impacted by internal factors and/or external economic conditions. We performed various sensitivity analyses on the key assumptions which did not indicate any potential impairment.
CONTRACTUAL GUARANTEES
ACCOUNTING POLICY
          Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates, and various service guarantees. These clients may be entitled to performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period, and accruals are recorded if we determine that our performance against the guarantee indicates a potential liability. These estimates are adjusted to actual when the guarantee period ends, and we have either met the guaranteed rate or paid amounts to clients.
FACTORS AFFECTING ESTIMATE
          The factors that could impact our estimates of guarantee expense and guarantees payable are as follows:
•	differences between the rates guaranteed by us to clients and rates contracted by us with pharmacies in our retail networks or with pharmaceutical manufacturers for drugs dispensed from our mail order pharmacies

•	changes in drug utilization patterns, including the mix of brand and generic drugs as well as utilization of our home delivery pharmacy
          Historically, adjustments to our original estimates have been immaterial.
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
SELF-INSURANCE ACCRUALS
ACCOUNTING POLICY
          We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative Financial Accounting Standards Board (“FASB”) guidance, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the lower end of the range.
FACTORS AFFECTING ESTIMATE
          Self-insurance accruals are based on management’s estimates of the costs to defend legal claims. We do not have significant experience with certain of these types of cases. As such, differences between actual costs and management’s estimates could be significant. Actuaries do not have a significant history with the PBM industry. Therefore, changes to assumptions used in the development of these accruals can affect net income in a given period. In addition, changes in the legal environment and the number and nature of claims could impact our estimate. The self-insurance accruals and changes in those estimates have not been material to the financial statements for the periods presented herein.

REBATE ACCOUNTING
ACCOUNTING POLICY
          We administer a rebate program through which we receive rebates and administrative fees from pharmaceutical manufacturers. The portion of rebates payable to clients is estimated based on historical and/or anticipated sharing percentages. These estimates are adjusted to actual when amounts are paid to clients.
FACTORS AFFECTING ESTIMATE
          The factors that could impact our estimates of rebates, rebates receivable and rebates payable are as follows:
•	differences between estimated allocation percentages and actual rebate allocation percentages

•	drug patent expirations

•	changes in drug utilization patterns
          Historically, adjustments to our original estimates have been immaterial.
OTHER ACCOUNTING POLICIES
          We consider the following information about revenue recognition policies important for an understanding of our results of operations:
•	Revenues from dispensing prescriptions from our home delivery and specialty pharmacies are recorded when prescriptions are shipped. These revenues include the co-payment received from members of the health plans we serve. At the time of shipment, we have performed substantially all of our obligations under the customer contracts and do not experience a significant level of reshipments.

•	Revenues from the sale of prescription drugs by retail pharmacies are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price (ingredient cost plus dispensing fee) we have contracted with these clients as revenue, including member co-payments to pharmacies.

•	When we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, drug ingredient cost is not included in our revenues or in our cost of revenues.

•	Gross rebates and administrative fees earned for the administration of our rebate programs, performed in conjunction with claim processing services provided to clients, are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue.

•	When we earn rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims, we record rebates received from manufacturers, net of the portion payable to customers, in revenue.

•	We distribute pharmaceuticals in connection with our management of patient assistance programs and earn a fee from the manufacturer for administrative and pharmacy services for the delivery of certain drugs free of charge to doctors for their low income patients.

•	We earn a fee for the distribution of consigned pharmaceuticals requiring special handling or packaging where we have been selected by the pharmaceutical manufacturer as part of a limited distribution network.

•	Discounts and contractual allowances related to our specialty revenues are estimated based on historical collections over a recent period for the sales that are recorded at gross amounts. The percentage is applied to the applicable accounts receivable balance that contains gross amounts for each period. Any differences between the estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of revenues for any period if actual performance varies from estimates. Allowances for returns are estimated based on historical return trends. The discounts, contractual allowances, allowances for returns and any differences between estimates and actual amounts do not have a material effect on our consolidated financial statements.

•	EM product revenues include revenues earned through the distribution of pharmaceuticals and medical supplies to providers and clinics and fertility services to providers and patients.

•	EM service revenues include revenues earned through product support to pharmaceutical manufacturers and medical device companies, revenues derived from our group purchasing organization, and healthcare administration and implementation of consumer-directed healthcare solutions.

RESULTS OF OPERATIONS
          We maintain a PBM segment, consisting of our domestic and Canadian PBM operations, and specialty pharmacy operations, and an EM segment, which consists of distribution of pharmaceuticals and medical supplies to providers and clinics, fertility services to providers and patients, and healthcare administration and implementation of consumer-directed healthcare solutions.
PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2010	2009(1)	2008(2)

Product revenues
Network revenues(3)	$30,147.8	$15,019.3	$13,039.9
Home delivery and specialty revenues(4)	13,199.2	8,182.9	7,280.6
Service revenues	260.9	264.7	250.4

Total PBM revenues	43,607.9	23,466.9	20,570.9
Cost of PBM revenues(3)	40,701.1	21,094.2	18,595.1

PBM gross profit	2,906.8	2,372.7	1,975.8
PBM SG&A expenses	852.4	888.8	708.7

PBM operating income	$2,054.4	$1,483.9	$1,267.1

Network	602.0	404.3	379.6
Home delivery and specialty(4)	53.7	44.6	44.7

Total PBM claims	655.7	448.9	424.3

Total adjusted PBM claims(5)	753.5	530.3	505.9

(1)	Includes the acquisition of NextRx effective December 1, 2009.

(2)	Includes the acquisition of MSC effective July 22, 2008.

(3)	Includes retail pharmacy co-payments of $6,181.4, $3,132.1, and $3,153.6 for the years ended December 31, 2010, 2009, and 2008, respectively.

(4)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.

(5)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.
PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 vs. 2009
          Network revenues increased $15,128.5 million, or 100.7%, in 2010 over 2009. Home delivery and specialty revenues increased $5,016.3 million, or 61.3%, in 2010 over 2009. Approximately $19,613.9 million of the total product revenue increase is due to the increase in volume primarily due to the acquisition of NextRx in December 2009 and the new contract with the DoD in November 2009. The new contract with the DoD results in utilization of the gross basis of accounting, under which the ingredient cost and member co-payments are included in revenues and cost of revenues. Additionally included as revenue is $30.0 million recorded in the second quarter of 2010 related to the amendment of a client contract which relieved us of certain contractual guarantees. These increases were partially offset by the impact of higher generic penetration. As our generic penetration rate increased to 72.7% of network claims and 60.2% of home delivery claims in 2010 compared to 69.6% and 57.7%, respectively, in 2009, our revenues correspondingly decreased.
          The home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.
          Cost of PBM revenues increased $19,606.9 million, or 92.9%, in 2010 when compared to the same period of 2009 due to the NextRx acquisition and the new contract with DoD, as previously discussed.
          PBM gross profit increased $534.1 million, or 22.5%, in 2010 over 2009. Gross profit related to the acquisition of NextRx as well as better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate were partially offset by margin pressures arising from the current competitive environment and costs of $94.5 million incurred in 2010 related to the integration of NextRx. Gross profit margin decreased to 6.7% in 2010 from 10.1% in 2009.

This is primarily due to the new contract with the DoD, which is accounted for on a gross basis, as well as the acquisition of NextRx. However, we expect margins to improve as we fully integrate NextRx into our core business and achieve synergies.
          Selling, general and administrative expense (“SG&A”) for the PBM segment decreased $36.4 million, or 4.1%, in 2010 over 2009 primarily as a result of the following factors:
•	Transaction costs of $61.1 million related to the NextRx acquisition incurred in 2009;

•	Expenses of $35.0 million relating to an accrual for the settlement of a legal matter recorded in the third quarter of 2009; and

•	A decrease in bad debt expense of $19.0 million due primarily to improved processes in our specialty pharmacy line of business in the collection of receivables. As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 3.8% and 3.7% at December 31, 2010 and 2009, respectively.

•	These decreases were partially offset by increases in employee compensation due to growth mostly as a result of the acquisition of NextRx;

•	Integration costs of $28.1 million incurred in 2010 related to the acquisition of NextRx;

•	Increases in depreciation and amortization of $17.8 million related to the customer contracts acquired with NextRx, capitalized software and equipment purchased for our Technology and Innovation Center; and

•	A benefit of $15.0 million in the second quarter of 2009 related to an insurance recovery for previously incurred litigation costs.
          PBM operating income increased $570.5 million, or 38.4%, in 2010 over 2009, based on the various factors described above.
PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 vs. 2008
          Network revenues increased $1,979.4 million, or 15.2%, in 2009 over 2008. Approximately $1,097.6 million of the increase in revenue was due to the NextRx acquisition in December 2009. In addition, approximately $864.4 million was due to the new contract with the DoD effective in November 2009, which changed our method of accounting for revenues under the contract to a gross basis. The increase was partially offset by changes in mix of generic versus brand claims. As our generic penetration rate increased to 69.6% of network claims compared to 67.3% in 2008, our revenues correspondingly decreased.
          Of the $902.3 million, or 12.4%, increase in home delivery and specialty revenues in 2009 from 2008, approximately $363.3 million is due to the new contract with the DoD effective in November 2009 and approximately $258.7 million is due to the acquisition of NextRx in December 2009 in addition to price inflation. The increase was partially offset by the impact of higher generic penetration for home delivery. Our generic penetration rate increased to 57.7% of total home delivery claims in 2009 as compared to 56.6% in 2008.
          Cost of PBM revenues increased $2,499.1 million, or 13.4%, in 2009 when compared to the same period of 2008 due to the NextRx acquisition and the new contract with DoD.
          PBM gross profit increased $396.9 million, or 20.1%, in 2009 over 2008. This is mainly due to higher retail claims volume, cost savings from the increase in the aggregate generic fill rate and better management of ingredient costs partially offset by margin pressures arising from ingredient cost inflation and the current competitive environment as well as costs of $7.5 million incurred in 2009 related to the integration of NextRx.
          SG&A for the PBM segment increased $180.1 million, or 25.4%, in 2009 over 2008 primarily as a result of the following factors:
•	Investments of $61.9 million to improve technological infrastructure which enhances product and service capabilities, along with other strategic initiatives;

•	Transaction costs of $61.1 million related to the NextRx acquisition;

•	Expenses of $35.0 million relating to the settlement of a legal matter in the third quarter of 2009; and

•	Increases in employee compensation of $30.5 million due to growth and incentives tied to corporate financial results, in addition to the effect of inflation.

•	These increases were partially offset by a $15.0 million benefit in the second quarter of 2009 related to an insurance recovery for previously incurred litigation costs; and

•	A charge related to internally developed software in the third quarter of 2008.

          PBM operating income increased $216.8 million, or 17.1%, in 2009 over 2008, based on the various factors described above.
EM OPERATING INCOME

	Year Ended December 31,
(in millions)	2010	2009(1)	2008(1)

Product revenues	$1,352.9	$1,243.0	$1,357.2
Service revenues	12.4	12.4	13.1

Total EM revenues	1,365.3	1,255.4	1,370.3
Cost of EM revenues	1,313.9	1,204.1	1,315.5

EM gross profit	51.4	51.3	54.8
EM SG&A expenses	34.9	37.7	47.6

EM operating income	$16.5	$13.6	$7.2

(1)	Our EM results for the years ended December 31, 2009 and 2008 have been adjusted for the discontinued operations of PMG.
EM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 vs. 2009
          EM operating income increased $2.9 million, or 21.3%, in 2010 over 2009. This increase is due to an increase in volume in certain segments of our Specialty Distribution line of business, partially offset by cost inflation. Additionally, efforts to control cost within our EM segment resulted in a decrease in SG&A.
EM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 vs. 2008
          EM operating income increased $6.4 million, or 88.9%, in 2009 from 2008. This increase resulted primarily from a decrease in SG&A due to bad debt expense, severance charges, and site closure costs incurred by the Specialty Distribution line of business in 2008. This increase was partially offset by decreased volume in our Specialty Distribution line of business.
OTHER (EXPENSE) INCOME, NET
          Net interest expense decreased $26.9 million, or 14.2%, in 2010 as compared to 2009 primarily due to fees of $66.3 million we incurred in 2009 related to the termination of the bridge loan for the financing of the NextRx acquisition, lower weighted average interest rate and lower debt outstanding on our credit facility, partially offset by interest expense on the Senior Notes (see “Liquidity and Capital Resources”). Net interest expense increased $124.5 million, or 192.7%, in 2009 as compared to 2008 primarily due to fees related to the termination of the bridge loan discussed above, $2.1 million of interest expense related to the bridge loan and $86.8 million of additional interest expense, financing fees and amortization we incurred for the debt issuance completed in June 2009 to finance the acquisition of NextRx. This increase was offset by lower interest rates and less debt outstanding on the Term loans.
PROVISION FOR INCOME TAXES
          Our effective tax rate for continuing operations increased to 36.9% for the year ended December 31, 2010, as compared to 36.8% and 35.7% for the years ended December 31, 2009 and 2008, respectively. Our 2010 and 2009 effective rates reflect an increase in certain state income tax rates due to enacted law changes as well as the impact of our acquisition of NextRx. Our 2008 effective rate includes discrete tax adjustments resulting in a net tax benefit of $7.7 million attributable to lapses in the applicable statutes of limitations, favorable audit resolutions, and changes in our unrecognized tax benefits.
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
          Net income from discontinued operations, net of tax, decreased $24.4 million from net income of $1.0 million in 2009 to a net loss of $23.4 million in 2010. This decrease is primarily attributable to the impairment charge of $28.2 million recorded in the second quarter of 2010 in addition to the charges recorded upon the sale of PMG in the third quarter of 2010.

          Net income from discontinued operations, net of tax, increased $0.8 million for the year ended December 31, 2009 compared to the same period of 2008. This increase is primarily due to the collection of IP outstanding accounts receivable which were fully reserved as well as a gain on the disposition of IP assets. These increases were partially offset by a decrease in PMG operating income due to volume.
NET INCOME AND EARNINGS PER SHARE
          Net income increased $353.6 million, or 42.7%, for the year ended December 31, 2010 over 2009 and increased $51.5 million, or 6.6%, for the year ended December 31, 2009 over 2008.
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
          Basic and diluted earnings per share increased 39.5% and 39.1%, respectively, for the year ended December 31, 2010 over 2009. The increase is primarily due to operating results, as well as the repurchase of 26.9 million treasury shares during 2010. The impact of the treasury share repurchases is offset by an increase in shares outstanding as a result of the public offering in June 2009 (see Note 10 — Common stock). Basic and diluted earnings per share increased 0.6% and 1.3%, respectively for the year ended December 31, 2009 over 2008 primarily due to improved operating results partially offset by an increase in shares outstanding as a result of the public offering in June 2009 (see Note 10 — Common stock).
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW AND CAPITAL EXPENDITURES
          In 2010, net cash provided by continuing operations increased $353.1 million to $2,105.1 million. Changes in operating cash flows from continuing operations in 2010 were impacted by the following factors:
•	Net income from continuing operations increased $378.0 million in 2010 over 2009.

•	Depreciation and amortization included in net income in 2010 is $138.0 million higher than 2009 due primarily to amortization of the customer contracts related to the PBM agreement with WellPoint.

•	The deferred tax provision increased $58.9 million in 2010 compared to 2009 reflecting a net change in taxable temporary differences primarily attributable to tax deductible goodwill associated with the NextRx acquisition.

•	These increases were partially offset by lower cash inflows from working capital. Changes in working capital decreased $152.9 million from cash inflows of $628.9 million in the year ended December 31, 2009 to $476.0 million in the year ended December 31, 2010. The decrease was primarily related to net cash outflows for claims and rebates payable due to payments to clients and pharmacies for obligations acquired with NextRx, partially offset by collection of receivables from pharmaceutical manufacturers and clients due to the acquisition of NextRx.

•	Deferred financing fees in 2009 included a charge of $66.3 million related to the termination of the bridge loan for the financing of the NextRx acquisition.
          In 2010, cash flows from discontinued operations decreased $7.2 million from cash provided of $19.5 million in 2009 to cash provided of $12.3 million in 2010. This was primarily due to a decrease in PMG net income and the 2009 collection of receivables as the IP balances wound down.
          In 2009, net cash provided by continuing operations increased $660.9 million to $1,752.0 million. Changes in operating cash flows from continuing operations in 2009 were positively impacted by the following factors:
•	Changes in working capital from continuing operations resulted in a cash inflow of $628.9 million in 2009 compared to $96.4 million in 2008. These inflows were primarily related to the collection of receivables from clients and pharmaceutical manufacturers prior to December 31, 2009; however, the offsetting payments to pharmacies and clients were not made until after year end in accordance with the terms of our client, pharmacy and rebate contracts. Increases in inventory of $20.1 million for purchases at discounted rates partially offset this cash inflow.

•	Included in net income are non-cash charges of $106.7 million related to depreciation and amortization, representing an increase of $12.6 million over 2009, as well as $66.3 million related to the write-off of deferred financing fees.

•	Net income from continuing operations increased $50.7 million in 2009 over 2008.

•	The deferred tax provision from continuing operations increased $17.7 million 2009 over 2008 reflecting a net change in taxable temporary differences primarily attributable to tax deductible goodwill.
          In 2009, cash flows from discontinued operations increased $7.6 million from cash provided of $11.9 million in 2008 to cash provided of $19.5 million in 2009. This was primarily due to the utilization of a tax benefit in the third quarter of 2009 and an increase in PMG working capital, offset by a decrease in PMG net income and a decrease in accounts receivable due to the timing of collections as the IP balances wound down.
          As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 3.8% and 3.7% at December 31, 2010 and 2009, respectively.
          In 2010, net cash used in investing activities decreased $4,676.5 million over 2009 primarily due to the 2009 acquisition of the NextRx PBM Business. Capital expenditures decreased $27.6 million, or 18.7%, in 2010 as compared to 2009, and increased $63.7 million, or 76.0%, in 2009 as compared to 2008. Construction began on our new high volume pharmacy fulfillment facility in St. Louis, Missouri in the fourth quarter of 2009, and the facility opened in the second quarter of 2010. Capital expenditures related to this facility were $35.7 million in 2010 and $34.0 million in 2009. We intend to continue to invest in infrastructure and technology, which we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. We expect future capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
          In December 2010, we announced our intent to build a new office facility in St. Louis, Missouri to consolidate our St. Louis presence onto our Headquarters campus. The facility is scheduled to be completed in the fourth quarter of 2011, and we anticipate capital expenditures of approximately $32.0 million and other costs of approximately $3.5 million related to this facility in 2011.
          Net cash used in financing activities increased $6,110.0 million from cash provided of $3,587.0 million in 2009 to cash used of $2,523.0 in 2010. During 2010, we repurchased 26.9 million treasury shares for $1,276.2 million. Additionally, we repaid in full our Term 1 and Term A loans, resulting in total repayments on long term debt of $1,340.1 million during 2010 as compared to $420.1 million for 2009. On June 9, 2009, we issued Senior Notes resulting in net proceeds of $2,478.3 million which includes original issue discount of $8.4 million and financing costs of $13.3 million. In addition, on June 10, 2009, we completed a public offering of 52.9 million shares of common stock which resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds to finance a portion of the purchase price for the acquisition of NextRx. Offsetting these proceeds were financing fees of $56.3 million for the committed credit facility.
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
STOCK REPURCHASE PROGRAM (reflecting the two-for-one stock split effective June 8, 2010)
          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During 2010, we repurchased 26.9 million treasury shares for $1,276.2 million. As of December 31, 2010, there are 15.1 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
ACQUISITIONS AND RELATED TRANSACTIONS (reflecting the two-for-one stock split effective June 8, 2010)
          On December 1, 2009, we completed the purchase of 100% of WellPoint’s NextRx PBM Business in exchange for total consideration of $4.675 billion paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4.667 billion. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through the senior note and common stock offerings discussed above. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition (see Note 3 — Changes in business).
          On July 22, 2008, we completed the acquisition of the Pharmacy Services Division of MSC - Medical Services Company (“MSC”), a privately held PBM, for a purchase price of $251.0 million, which includes a purchase price adjustment for working capital and transaction costs. MSC is a leader in providing PBM services to clients providing workers’ compensation benefits. The purchase price was funded through internally generated cash and temporary borrowings under our revolving credit facility. This acquisition is reported as part of our PBM segment and did not have a material effect on our consolidated financial statements (see Note 3 — Changes in business).
          We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies, and health plans. On July 1, 2008, the merger of RxHub and SureScripts was announced. The new organization enables physicians to securely access health information when caring for their patients through a fast and efficient health exchange. We have retained one-sixth ownership in the merged company. Due to the decreased ownership percentage, the investment is being recorded using the cost method, under which dividends are the basis of recognition of earnings from an investment. This change did not have a material effect on our consolidated financial statements (see Note 5 — Joint venture).
          We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2011 or thereafter.
SENIOR NOTES
          On June 9, 2009, we issued $2.5 billion of Senior Notes, including $1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012; $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014 and $500 million aggregate principal amount of 7.250% Senior Notes due 2019. The Senior Notes require interest to be paid semi-annually on June 15 and December 15. We may redeem some or all of each series of Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to any notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries (see Note 15 — Condensed consolidating financial information).
          Financing costs of $13.3 million are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the consolidated balance sheet. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3 — Changes in business).
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
          During the third quarter of 2010, we repaid the Term A and Term-1 loans in full. We made total Term loan payments of $1,340.0 million during the year ended December 31, 2010. At December 31, 2010, our credit agreement consists of a $750.0 million revolving credit facility (none of which was outstanding as of December 31, 2010) available for general corporate purposes.
          The new credit agreement requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin over LIBOR will range from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the credit agreement we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee will range from 0.20% to 0.30% depending on our consolidated leverage ratio. Financing costs of $3.9 million related to the new credit agreement are being amortized over three years and are reflected in other intangible assets, net in the consolidated balance sheet as of December 31, 2010.

          The credit agreement contains covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2010, we believe we were in compliance in all material respects with all covenants associated with our new credit agreement.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
          The following table sets forth our schedule of current maturities of our long-term debt as of December 31, 2010, future minimum lease payments due under noncancellable operating leases of our continuing operations, and purchase commitments (in millions):

	Payments Due by Period as of December 31, 2010
Contractual obligations	Total	2011	2012–2013	2014–2015	After 2016

Long-term debt (1)	$3,105.9	$151.3	$1,223.9	$1,103.8	$626.9
Future minimum lease payments (2)	196.1	35.9	56.8	47.6	55.8
Purchase commitments (3)	180.0	90.1	75.8	14.1	—

Total contractual cash obligations	$3,482.0	$277.3	$1,356.5	$1,165.5	$682.7

(1)	These payments exclude the interest expense on our revolving credit facility, which requires us to pay interest on LIBOR plus a margin. Our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see “Bank Credit Facility”), as well as the balance outstanding on our revolving credit facility. Interest payments on our Senior Notes are fixed, and have been included in these amounts.

(2)	In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia. At December 31, 2010, our lease obligation is $5.8 million. In accordance with applicable accounting guidance, our lease obligation has been offset against $5.8 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.

(3)	These amounts consist of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.
          The gross liability for uncertain tax positions is $56.4 million and $56.1 million as of December 31, 2010 and 2009, respectively. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonable reliable estimate of the timing of future payments relating to the noncurrent obligations. Our net long-term deferred tax liability is $448.9 million and $361.6 million as of December 31, 2010 and 2009, respectively. Scheduling payments for deferred tax liabilities could be misleading since future settlements of these amounts are not the sole determining factor of cash taxes to be paid in future periods.
IMPACT OF INFLATION
          Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2010, we had no obligations, net of cash, which were subject to variable rates of interest under our credit facility.

Item 8 — Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express Scripts, Inc.:
          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 16, 2011

EXPRESS SCRIPTS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(in millions, except share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$523.7	$1,070.4
Restricted cash and investments	16.3	9.1
Receivables, net	1,720.9	2,516.4
Inventories	382.4	313.0
Deferred taxes	86.0	135.0
Prepaid expenses	177.6	90.7
Other current assets	34.4	3.5
Current assets of discontinued operations	—	5.4

Total current assets	2,941.3	4,143.5
Property and equipment, net	372.7	347.1
Goodwill	5,486.2	5,497.1
Other intangible assets, net	1,725.0	1,880.8
Other assets	32.6	31.7
Noncurrent assets of discontinued operations	—	31.0

Total assets	$10,557.8	$11,931.2

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$2,666.5	$2,850.7
Accounts payable	656.7	706.4
Accrued expenses	593.9	549.2
Current maturities of long-term debt	0.1	1,340.1
Current liabilities of discontinued operations	—	10.4

Total current liabilities	3,917.2	5,456.8
Long-term debt	2,493.7	2,492.5
Other liabilities	540.3	430.1

Total liabilities	6,951.2	8,379.4

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 shares authorized, $0.01 par value; shares issued: 690,231,000 and 345,279,000, respectively; shares outstanding: 528,069,000 and 275,007,000, respectively	6.9	3.5
Additional paid-in capital	2,354.4	2,260.0
Accumulated other comprehensive income	19.8	14.1
Retained earnings	5,369.8	4,188.6

	7,750.9	6,466.2
Common stock in treasury at cost, 162,162,000 and 70,272,000 shares, respectively	(4,144.3)	(2,914.4)

Total stockholders’ equity	3,606.6	3,551.8

Total liabilities and stockholders’ equity	$10,557.8	$11,931.2

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2010	2009	2008
Revenues [1]	$44,973.2	$24,722.3	$21,941.2
Cost of revenues [1]	42,015.0	22,298.3	19,910.6

Gross profit	2,958.2	2,424.0	2,030.6
Selling, general and administrative	887.3	926.5	756.3

Operating income	2,070.9	1,497.5	1,274.3

Other (expense) income:
Non-operating charges, net	—	—	(2.0)
Undistributed loss from joint venture	—	—	(0.3)
Interest income	4.9	5.3	13.0
Interest expense	(167.1)	(194.4)	(77.6)

	(162.2)	(189.1)	(66.9)

Income before income taxes	1,908.7	1,308.4	1,207.4
Provision for income taxes	704.1	481.8	431.5

Net income from continuing operations	1,204.6	826.6	775.9
Net (loss) income from discontinued operations, net of tax	(23.4)	1.0	0.2

Net income	$1,181.2	$827.6	$776.1

Weighted average number of common shares outstanding during the period:
Basic:	538.5	527.0	497.8
Diluted:	544.0	532.2	503.6

Basic earnings (loss) per share:
Continuing operations	$2.24	$1.57	$1.56
Discontinued operations	(0.04)	—	—
Net earnings	2.19	1.57	1.56

Diluted earnings (loss) per share:
Continuing operations	$2.21	$1.55	$1.54
Discontinued operations	(0.04)	—	—
Net earnings	2.17	1.56	1.54

[1]	Includes retail pharmacy co-payments of $6,181.4, $3,132.1, and $3,153.6 for the years ended December 31, 2010, 2009, and 2008, respectively.
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
(in millions)	Stock	Stock	Capital	Income	Earnings	Stock	Total
Balance at December 31, 2007	318.9	$3.2	$564.5	$20.9	$2,584.9	$(2,477.1)	$696.4

Comprehensive income:
Net income	—	—	—	—	776.1	—	776.1
Other comprehensive income, Foreign currency translation adjustment	—	—	—	(14.7)	—	—	(14.7)

Comprehensive income	—	—	—	(14.7)	776.1	—	761.4
Treasury stock acquired	—	—	—	—	—	(494.4)	(494.4)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	—	—	0.6	—	—	4.0	4.6
Amortization of unearned compensation under employee plans	—	—	40.3	—	—	—	40.3
Exercise of stock options	—	—	(6.8)	—	—	34.5	27.7
Tax benefit relating to employee stock compensation	—	—	42.2	—	—	—	42.2

Balance at December 31, 2008	318.9	$3.2	$640.8	$6.2	$3,361.0	$(2,933.0)	$1,078.2

Comprehensive income:
Net income	—	—	—	—	827.6	—	827.6
Other comprehensive income, Foreign currency translation adjustment	—	—	—	7.9	—	—	7.9

Comprehensive income	—	—	—	7.9	827.6	—	835.5
Issuance of common stock, net of costs	26.4	0.3	1,568.8	—	—	—	1,569.1
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	—	—	(3.0)	—	—	6.0	3.0
Amortization of unearned compensation under employee plans	—	—	44.6	—	—	—	44.6
Exercise of stock options	—	—	(4.6)	—	—	12.6	8.0
Tax benefit relating to employee stock compensation	—	—	13.4	—	—	—	13.4

Balance at December 31, 2009	345.3	$3.5	$2,260.0	$14.1	$4,188.6	$(2,914.4)	$3,551.8

Comprehensive income:
Net income	—	—	—	—	1,181.2	—	1,181.2
Other comprehensive income, Foreign currency translation adjustment	—	—	—	5.7	—	—	5.7

Comprehensive income	—	—	—	5.7	1,181.2	—	1,186.9
Stock split in form of dividend	345.1	3.4	(3.4)	—	—	—	—
Treasury stock acquired	—	—	—	—	—	(1,276.2)	(1,276.2)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	(0.2)	—	(14.5)	—	—	11.9	(2.6)
Amortization of unearned compensation under employee plans	—	—	49.7	—	—	—	49.7
Exercise of stock options	—	—	3.7	—	—	34.4	38.1
Tax benefit relating to employee stock compensation	—	—	58.9	—	—	—	58.9

Balance at December 31, 2010	690.2	$6.9	$2,354.4	$19.8	$5,369.8	$(4,144.3)	$3,606.6

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2010	2009	2008
Cash flows from operating activities:
Net income	$1,181.2	$827.6	$776.1
Net loss (income) from discontinued operations, net of tax	23.4	(1.0)	(0.2)

Net income from continuing operations	1,204.6	826.6	775.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244.7	106.7	94.1
Deferred income taxes	110.4	51.5	33.8
Employee stock-based compensation expense	49.7	44.6	40.2
Bad debt expense	5.2	24.1	30.0
Deferred financing fees	5.1	66.3	2.4
Other, net	9.4	3.3	18.3
Changes in operating assets and liabilities, net of changes resulting from acquisitions:
Receivables	793.0	(506.0)	23.7
Inventories	(70.2)	(58.1)	(38.0)
Other current and noncurrent assets	(90.0)	(68.6)	6.1
Claims and rebates payable	(186.7)	995.4	113.0
Other current and noncurrent liabilities	29.9	266.2	(8.4)

Net cash provided by operating activities—continuing operations	2,105.1	1,752.0	1,091.1
Net cash provided by operating activities—discontinued operations	12.3	19.5	11.9

Net cash flows provided by operating activities	2,117.4	1,771.5	1,103.0

Cash flows from investing activities:
Purchases of property and equipment	(119.9)	(147.5)	(83.8)
Purchase of short-term investments	(38.0)	(1,201.4)	—
Cash received from short-term investment	8.6	6.4	38.9
Proceeds from the sale of business	2.5	—	27.7
Acquisitions, net of cash acquired, and investment in joint venture	—	(4,672.6)	(251.5)
Sale of short-term investments	—	1,198.9	—
Short-term investment transferred from cash	—	—	(49.3)
Other	1.7	(4.3)	(0.6)

Net cash used in investing activities—continuing operations	(145.1)	(4,820.5)	(318.6)
Net cash used in investing activities—discontinued operations	(0.8)	(1.9)	(2.0)

Net cash used in investing activities	(145.9)	(4,822.4)	(320.6)

Cash flows from financing activities:
Repayment of long-term debt	(1,340.1)	(420.1)	(260.0)
Treasury stock acquired	(1,276.2)	—	(494.4)
Tax benefit relating to employee stock-based compensation	58.9	13.4	42.1
Net proceeds from employee stock plans	35.3	12.5	31.9
Deferred financing fees	(3.9)	(79.5)	—
Proceeds from long-term debt, net of discounts	—	2,491.6	—
Net proceeds from stock issuance	—	1,569.1	—
Other	3.0	—	—

Net cash (used in) provided by financing activities	(2,523.0)	3,587.0	(680.4)

Effect of foreign currency translation adjustment	4.8	3.6	(6.0)

Net (decrease) increase in cash and cash equivalents	(546.7)	539.7	96.0
Cash and cash equivalents at beginning of year	1,070.4	530.7	434.7

Cash and cash equivalents at end of year	$523.7	$1,070.4	$530.7

Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$601.4	$478.3	$342.4
Interest	162.3	185.8	72.9
See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of significant accounting policies
          Organization and operations. We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, providing healthcare management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. During the first quarter of 2009, we changed our reportable segments to PBM and Emerging Markets (“EM”). Segment disclosures for 2008 have been reclassified to reflect the new structure where appropriate. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physician offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs. Through our EM segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics, fertility services to providers and patients, and healthcare administration and implementation of consumer-directed healthcare solutions.
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
          Discontinued operations. On September 17, 2010, we completed the sale of our Phoenix Marketing Group (“PMG”) line of business. Upon classification as a discontinued operation in the second quarter of 2010, an impairment charge of $28.2 million was recorded to reflect goodwill and intangible asset impairment and the subsequent write-down of PMG assets to fair market value. The loss on the sale as well as other charges related to discontinued operations during the third quarter of 2010 totaled $8.3 million. These charges are included in net (loss) income from discontinued operations, net of tax in the consolidated statement of operations for the year ended December 31, 2010.
          On June 30, 2008, we completed the sale of CuraScript Infusion Pharmacy, Inc. (“IP”), our infusion pharmacy line of business, for $27.5 million and recorded a pre-tax gain of approximately $7.4 million. On April 4, 2008, we completed the sale of Custom Medical Products, Inc. (“CMP”) and recorded a pre-tax loss of approximately $1.3 million. These amounts are included in net (loss) income from discontinued operations, net of tax in the consolidated statement of operations for the year ended December 31, 2008.
          The results of operations for PMG, IP and CMP are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheet, and cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows (see Note 4 — Discontinued operations).
          Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $418.8 million and $330.8 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at December 31, 2010 and 2009, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.
          We have restricted cash and investments in the amount of $16.3 million and $9.1 million at December 31, 2010 and 2009, respectively. These amounts consist of investments and cash which include participants’ health savings accounts, employers’ pre-funding amounts and Express Scripts Insurance Company (“ESIC”) amounts restricted for state insurance licensure purposes.
          Accounts receivable. Based on our revenue recognition policies discussed below, certain claims at the end of a period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. Historically, adjustments to our original estimates have been immaterial. As of December 31, 2010 and 2009, unbilled receivables for continuing operations were $911.3 million and $1,218.4 million, respectively. Unbilled receivables are billed to clients typically within 30 days based on the contractual billing schedule agreed upon with the client.
          We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. Receivables are written off against the allowance only upon determination such amounts are not recoverable and all collection attempts have failed. As of December 31, 2010 and 2009, we have an allowance for doubtful accounts for continuing operations of $64.8 million and $93.4 million, respectively. As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 3.8% and 3.7% at December 31, 2010 and 2009, respectively.
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
          Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as property and equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed. With respect to capitalized software costs, we recorded amortization expense of $23.2 million in 2010, $20.4 million in 2009 and $19.7 million in 2008.
          Marketable securities. All investments not included as cash and cash equivalents are accounted for in accordance with applicable accounting guidance for investments in debt and equity securities. Management determines the appropriate classification of our marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. All marketable securities at December 31, 2010 and 2009 were recorded in other noncurrent assets on our consolidated balance sheet (see Note 2 — Fair value measurements).
          Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We held trading securities, consisting primarily of mutual funds, totaling $13.5 million and $11.4 million at December 31, 2010 and 2009, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 11 — Employee benefit plans and stock-based compensation plans. Net gain (loss) recognized on the trading portfolio was $1.5 million, $3.8 million, and $(5.2) million in 2010, 2009, and 2008, respectively.

          Securities not classified as trading or held-to-maturity are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes. We held no securities classified as available for sale at December 31, 2010 or 2009.
          Impairment of long lived assets. We evaluate whether events and circumstances have occurred which indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on a comparison of the fair value of the related assets to the carrying value using discount rates that reflect the inherent risk of the underlying business. Impairment losses, if any, would be recorded to the extent the carrying value of the assets exceeds the implied fair value resulting from this calculation (see Note 4 — Discontinued operations and Note 7 — Goodwill and other intangibles).
          Goodwill. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In addition, we evaluate whether events or circumstances have occurred that may indicate an impairment in goodwill. The measurement of possible impairment is based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s assets. We determine reporting units based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management. Impairment losses, if any, would be determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. These assumptions include, but are not limited to, earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. No impairment existed for any of our reporting units at December 31, 2010 or 2009.
          During 2010, we wrote off $22.1 million of goodwill in connection with the classification of PMG as a discontinued operation.
          Other intangible assets. Other intangible assets include, but are not limited to, customer contracts and relationships, non-compete agreements, deferred financing fees and trade names. Other intangible assets, excluding customer contracts, customer relationships and trade names, are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to our 10-year contract with WellPoint, Inc. (“WellPoint”) under which we provide pharmacy benefit management services to WellPoint and its designated affiliates (“the PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. All other intangible assets, excluding trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 5 to 20 years for customer-related intangibles and 3 to 10 years for other intangible assets (see Note 7 — Goodwill and other intangibles).
          The amount of other intangible assets reported is net of accumulated amortization of $383.6 million and $234.5 million at December 31, 2010 and 2009, respectively. Amortization expense for our continuing operations for customer-related intangibles and non-compete agreements included in selling, general and administrative expense was $40.7 million, $34.7 million, and $33.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. In accordance with applicable accounting guidance, amortization expense for our continuing operations of $114.0 million and $9.5 million (for one month in 2009) for customer contracts related to the PBM agreement has been included as an offset to revenue for the year ended December 31, 2010 and 2009, respectively. Amortization expense for our continuing operations for deferred financing fees included in interest expense was $5.1 million, $4.0 million and $2.4 million in 2010, 2009 and 2008, respectively.
          Self-insurance accruals. We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 12 — Commitments and contingencies). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances any losses, in excess of our insurance and any self-insurance accruals, will not be material.

          Fair value of financial instruments. The carrying value of cash and cash equivalents, restricted cash and investments, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity (see Note 2 — Fair value measurements).
          Revenue recognition. Revenues from our PBM segment are earned by dispensing prescriptions from our home delivery and specialty pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and providing services to drug manufacturers, including administration of discount programs (see also “Rebate accounting” below).
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
          Revenues related to the distribution of prescription drugs by retail pharmacies in our networks consist of the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion to be settled directly by the member (co-payment), plus any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price as revenue in accordance with applicable accounting guidance. Although we generally do not have credit risk with respect to retail co-payments, the primary indicators of gross treatment are present. When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount it is contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. Our clients are not obligated to pay the pharmacies as we are primarily obligated to pay retail pharmacies in our network the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. These factors indicate we are a principal as defined by applicable accounting guidance and, as such, we record the total prescription price contracted with clients in revenue.
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

          In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $6.2 billion, $3.1 billion and $3.2 billion for the years ended December 31, 2010, 2009, and 2008, respectively, are included in revenues and cost of revenues. We changed our accounting policy for member co-payments during the third quarter of 2008 to include member co-payments to retail pharmacies in revenue and cost of revenue. Retail pharmacy co-payments increased in the year ended December 31, 2010 as compared to 2009 due to the acquisition of NextRx and the new contract with the Department of Defense (“DoD”), partially offset by an increase in generic utilization. Retail pharmacy co-payments decreased in the year ended December 31, 2009 as compared to 2008 due to the expected loss of discount card programs and other low margin clients, as well as an increase in generic utilization.
          Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates, and various service guarantees. These clients may be entitled to performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period, and accruals are recorded as an offset to revenue if we determine that our performance against the guarantee indicates a potential liability. These estimates are adjusted to actual when the guarantee period ends, and we have either met the guaranteed rate or paid amounts to clients. Historically, adjustments to our original estimates have been immaterial.
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
          In accordance with applicable accounting guidance, amortization of $114.0 million and $9.5 million for customer contracts related to the PBM agreement with WellPoint has been included as an offset to revenues for the years ended December 31, 2010 and 2009, respectively.
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
          Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates. We account for uncertainty in income taxes as described in Note 9 — Income taxes.

     Employee stock-based compensation. Grant-date fair values of stock options and “stock-settled” stock appreciation rights (“SSRs”) are estimated using a Black-Scholes valuation model. Compensation expense is reduced based on estimated forfeitures with adjustments recorded at the time of vesting when actual forfeitures are greater than estimates. Forfeitures are estimated based on historical experience. We use an accelerated method of recognizing compensation cost for awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those grants that vest over three years. The majority of our stock-based awards have three-year vesting.
     See Note 11 — Employee benefit plans and stock-based compensation for more information regarding stock-based compensation plans.
     Earnings per share (reflecting the two-for-one stock split effective June 8, 2010). Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. The following is the reconciliation between the number of weighted average shares used in the basic and diluted earnings per share calculation for all periods (amounts are in millions):

	2010	2009	2008

Weighted average number of common shares outstanding during the period — Basic EPS(1)	538.5	527.0	497.8
Dilutive common stock equivalents:
Outstanding stock options, SSRs, restricted stock units, and executive deferred compensation units(2)	5.5	5.2	5.8

Weighted average number of common shares outstanding during the period — Diluted EPS(1)	544.0	532.2	503.6

(1)	The increase in the weighted average number of common shares outstanding for the year ended December 31, 2010 for Basic and Diluted EPS resulted from the 52.9 million shares issued in the common stock offering on June 10, 2009, partially offset by the repurchase of 26.9 million treasury shares during the year ended December 31, 2010. The increase in the weighted average number of common shares outstanding for the year ended December 31, 2009 for Basic and Diluted EPS resulted from the 52.9 million shares issued in the common stock offering on June 10, 2009.

(2)	Excludes awards of 2.8 million, 1.6 million, and 0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. These were excluded because their effect was anti-dilutive.
          Foreign currency translation. The financial statements of our foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for our foreign subsidiaries is the local currency and cumulative translation adjustments (credit balances of $19.8 million and $14.1 million at December 31, 2010 and 2009, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.
          Comprehensive income. In addition to net income, our components of comprehensive income (net of taxes) are foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. We recognized foreign currency translation adjustments of $5.7 million, $7.9 million and ($14.7) million for the years ending December 31, 2010, 2009 and 2008, respectively. We have displayed comprehensive income within the Statement of Changes in Stockholders’ Equity.
          New accounting guidance. In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The guidance changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations. Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. In April 2009, the FASB amended guidance which clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance is effective as of January 1, 2009. We have accounted for the NextRx business combination, and will account for all future business combinations, under this guidance (see Note 3 — Changes in business).

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
          In June 2009, the FASB issued authoritative guidance which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the guidance did not have an impact on our financial position, results of operations, or cash flows.
2. Fair value measurements
          FASB guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
          Financial assets accounted for at fair value on a recurring basis at December 31, 2010 and 2009 include cash equivalents of $426.3 million and $909.8 million, restricted cash and investments of $16.3 million and $9.1 million, and trading securities of $13.5 million and $11.4 million (included in other assets), respectively. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
          FASB guidance allows a company to elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not elected to account for any of our eligible items using the fair value option under this guidance.
          In April 2009, the FASB issued (1) guidance on determining fair value when market activity has decreased, (2) guidance which addresses other-than-temporary impairments for debt securities; and (3) guidance that discusses fair value disclosures for financial instruments in interim periods. The guidance is effective for interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on our financial statements.
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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

5.25% senior notes due 2012, net of unamortized discount	$999.6	$1,056.0	$999.4	$1,068.6
6.25% senior notes due 2014, net of unamortized discount	996.9	1,116.0	996.1	1,095.7
7.25% senior notes due 2019, net of unamortized discount	497.1	586.3	496.8	591.6

Total	$2,493.6	$2,758.3	$2,492.3	$2,755.9

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
3. Changes in business
          Acquisitions. On December 1, 2009, we completed the purchase of 100% of the shares and equity interests of the NextRx PBM Business from WellPoint in exchange for total consideration of $4.675 billion paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4.667 billion. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009, resulting in net proceeds of $2,478.3 million, and a public offering of 52.9 million shares of common stock completed June 10, 2009, resulting in net proceeds of $1,569.1 million. This acquisition is reported as part of our PBM segment. For the year ended December 31, 2009, we incurred transaction costs of $61.1 million related to the acquisition which are included in selling, general and administrative expense. In accordance with the accounting guidance for business combinations which became effective in 2009, the transaction costs were expensed as incurred. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition.
          The parties have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code with respect to the transaction which results in the goodwill and other intangibles generated being tax deductible over 15 years. We estimate the value of such election to us to be between $800 million and $1.2 billion dependent upon the discount factor and tax rate assumed. This benefit will be realized over the 15 year period as the goodwill and other intangibles are amortized and deducted for tax purposes. There was no separate asset related to this tax benefit recorded in our consolidated financial statements upon close of the acquisition as the tax basis of these assets was equal to their book basis. Additionally, at the closing of the acquisition, we entered into a 10-year contract with WellPoint, the PBM agreement, under which we provide pharmacy benefits management services to WellPoint and its designated affiliates which were previously provided by NextRx. The services provided under the PBM agreement include retail network pharmacy management, home delivery and specialty pharmacy services, drug formulary management, claims adjudication and other services consistent with those provided to other PBM clients. These services are provided to HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs, which is consistent with our current customer base.
          The following unaudited pro forma information presents a summary of our combined results of operations and those of the NextRx PBM Business for the year ended December 31, 2009 as if the acquisition and financing transactions had occurred at January 1, 2009, along with certain pro forma adjustments to give effect to amortization of other intangible assets, interest expense on acquisition debt and other adjustments. This information is presented with actual results from the year ended December 31, 2010 for comparative purposes. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, differences resulting from the 10-year contract with WellPoint, potential synergies, and the impact of incremental costs incurred in integrating the PBM business:

	Year Ended December 31,
(in millions, except per share data)	2010	2009
| |
Total revenues	$44,973.2	$39,143.2
Net income from continuing operations	1,204.6	1,062.9
Basic earnings per share from continuing operations	2.24	1.94
Diluted earnings per share from continuing operations	$2.21	$1.92

          The purchase price has been allocated based upon the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. We completed our final purchase price allocation during the fourth quarter of 2010. All adjustments were immaterial individually and in the aggregate. The components of the final purchase price allocation for NextRx are as follows:

Allocation of Purchase Price (in millions):
Current assets	$943.8
Property and equipment	42.7
Acquired intangible assets	1,585.0
Goodwill	2,668.9
Liabilities assumed	(573.7)

Total	$4,666.7

          The values of the tangible net assets in the above table are representative of the fair values of those assets and liabilities. The current assets of $943.8 million are primarily comprised of pharmaceutical manufacturer rebate receivables, which have historically experienced better collection rates than other customer trade receivables. As a result, the allowance for doubtful accounts related to these receivables is lower than our book of business average. The liabilities assumed of $573.7 million are primarily comprised of rebates payable to clients.
          A portion of the excess of purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer contracts in the amount of $1,585.0 million. Of this amount, $65.0 million related to external customers is being amortized using the straight-line method over an estimated useful life of 10 years. An additional $1,520.0 million related to the PBM agreement with WellPoint is being amortized using a pattern of benefit method over an estimated useful life of 15 years, with a greater portion of the expense recorded in the first five years. The amortization of the value ascribed to the PBM agreement is reflected as a reduction of revenue. These assets are included in other intangible assets on the consolidated balance sheet. The acquired intangible assets were valued using an income approach.
          The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $2,668.9 million. The goodwill is the residual value after identified assets are separately valued and represents the result of expected buyer-specific synergies derived from our ability to drive growth in generic and mail order utilization, supply chain savings from both drug manufacturers and the retail network, and the tax benefits derived from the Section 338(h)(10) election under the Internal Revenue Code. All goodwill recognized as part of the NextRx acquisition is reported under our PBM segment.
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
4. Discontinued operations
          On September 17, 2010, we completed the sale of our PMG line of business. During the second quarter of 2010, we concluded that PMG was no longer core to our future operations and committed to a plan to dispose of the business. As a result, PMG was classified as a discontinued operation beginning in the second quarter of 2010, and an impairment charge of $28.2 million was recorded to reflect goodwill and intangible asset impairment and the subsequent write-down of PMG assets to fair market value. The loss on the sale as well as other charges related to discontinued operations during the third quarter of 2010 totaled $8.3 million. These charges are included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying statement of operations for the year ended December 31, 2010.

          Prior to being classified as a discontinued operation, PMG was included in our Emerging Markets (“EM”) segment. PMG was headquartered in Lincoln Park, New Jersey and provided outsourced distribution and verification services to pharmaceutical manufacturers.
          On June 30, 2008, we completed the sale of IP, our infusion pharmacy line of business, for $27.5 million and recorded a pre-tax gain of approximately $7.4 million. The gain is included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying statement of operations for the year ended December 31, 2008. Rights to certain working capital balances related to IP were not sold and are retained on the balance sheet as of December 31, 2009. These balances were settled during the year ended December 31, 2010, and were not material.
          IP was identified as available for sale during the fourth quarter of 2007 as we considered it non-core to our future operations. IP was headquartered in Louisville, Kentucky and operated twelve infusion pharmacies in six states. IP offered a broad range of infused therapies in the home to patients with acute or chronic conditions. Prior to being classified as a discontinued operation, IP was included in our former Specialty and Ancillary Services (“SAAS”) segment.
          On April 4, 2008, we completed the sale of CMP and recorded a pre-tax loss of approximately $1.3 million which is included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying statement of operations for the year ended December 31, 2008. CMP, which assembled customer medical kits containing various types of medical supplies, was included in our former SAAS segment prior to being classified as a discontinued operation.
          The results of operations for PMG, IP and CMP are reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations in accordance with applicable accounting guidance. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheets, and cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows.
          Certain information with respect to discontinued operations for the year ended December 31, 2010, 2009, and 2008 is summarized as follows:

(in millions)	2010	2009	2008

Revenues	$16.5	$26.6	$81.5
Net (loss) income from discontinued operations, net of tax	(23.4)	1.0	0.2
Income tax benefit (expense) from discontinued operations	12.9	(1.8)	(2.8)
5. Joint venture
          On July 1, 2008, the merger of RxHub and SureScripts was announced. We are one of the founders of RxHub, an electronic exchange enabling physicians who use electronic prescribing technology to link to pharmacies, PBM companies and health plans. The organization enables physicians to securely access health information through a fast and efficient health exchange when caring for their patients. We retain one-sixth ownership in the merged company. Due to the decreased ownership percentage, the investment is recorded under the cost method, under which dividends are the basis of recognition of earnings from an investment. Prior to the merger, the investment in RxHub was recorded using the equity method of accounting, which required our percentage interest in RxHub’s results to be recorded in our consolidated statement of operations. Our percentage of RxHub’s loss for 2008 was $0.3 million, and has been recorded in other (expense) income, net, in the consolidated statement of operations. Our investment in RxHub (approximately $0.8 million at December 31, 2009) is recorded in other assets in our consolidated balance sheet. In July 2010, we received a cash distribution of $1.4 million from RxHub. Upon receipt of this distribution, we reduced the value of the investment to zero. The remaining balance of $0.6 million is recorded in interest income in the consolidated statement of operations.

6. Property and equipment
          Property and equipment of our continuing operations, at cost, consists of the following:

	December 31,
(in millions)	2010	2009

Land and buildings	11.2	$11.2
Furniture	40.6	41.0
Equipment	308.8	293.4
Computer software	342.5	295.5
Leasehold improvements	94.6	63.6

Total Property and equipment	797.7	704.7
Less accumulated depreciation	(425.0)	(357.6)

Property and equipment, net	372.7	$347.1

          Depreciation expense for our continuing operations in 2010, 2009 and 2008 was $91.9 million, $62.4 million, and $60.9 million, respectively. Internally developed software, net of accumulated depreciation, for our continuing operations was $72.9 million and $60.2 million at December 31, 2010 and 2009, respectively. We capitalized $34.2 million of internally developed software during 2010.
          In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia (see Note 12 — Commitments and contingencies).
          Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation for our continuing operations was $5.5 million at both December 31, 2010 and 2009.
          In the fourth quarter of 2010, we announced our intent to cease fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania, effective in the first quarter of 2011. We currently intend to maintain the location and all necessary permits and licenses to be able to utilize the facility for business continuity planning purposes. We also maintain a non-dispensing order processing facility in the Bensalem, Pennsylvania area, which will remain operational. Based on our assessments of potential use and our intents for this location, we consider the Bensalem dispensing pharmacy facility to be temporarily idle, and have not modified the method or useful life used to depreciate the related assets.

7. Goodwill and other intangibles
          The following is a summary of our goodwill and other intangible assets (amounts in millions):

		December 31, 2010			December 31, 2009
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Carrying Amount	Amount	Amortization	Carrying Amount

Goodwill
PBM	$5,461.3	$(107.4)	$5,353.9	$5,472.1	$(107.3)	$5,364.8
EM	132.3	—	132.3	132.3	—	132.3

	$5,593.6	$(107.4)	$5,486.2	$5,604.4	$(107.3)	$5,497.1

Other intangible assets
PBM
Customer contracts	$2,018.7	$(346.4)	$1,672.3	$2,018.3	$(197.8)	$1,820.5
Other (1)	20.8	(5.0)	15.8	27.9	(10.9)	17.0

	2,039.5	(351.4)	1,688.1	2,046.2	(208.7)	1,837.5

EM
Customer relationships	68.4	(32.2)	36.2	68.4	(25.8)	42.6
Other	0.7	—	0.7	0.7	—	0.7

	69.1	(32.2)	36.9	69.1	(25.8)	43.3

Total other intangible assets	$2,108.6	$(383.6)	$1,725.0	$2,115.3	$(234.5)	$1,880.8

(1)	Changes in other intangible assets are a result of the write-off of $11.0 million of deferred financing fees related to the credit facility terminated during 2010 and the capitalization of $3.9 million of deferred financing fees related to the new credit facility (see Note 8 — Financing).
          The change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM3	Total

Balance at December 31, 2008	$2,726.7	$132.3	$2,859.0
Acquisitions[1]	2,686.7	—	2,686.7
Foreign currency translation and other	(48.6)	—	(48.6)

Balance at December 31, 2009	$5,364.8	$132.3	$5,497.1

Adjustment to purchase price allocation[2]	(17.8)	—	(17.8)
Foreign currency translation and other	6.9	—	6.9

Balance at December 31, 2010	$5,353.9	$132.3	$5,486.2

(1)	Represents the acquisition of NextRx in December 2009.

(2)	Represents adjustments to purchase price, including settlement of working capital adjustment.

(3)	Excludes discontinued operations of PMG.
          The aggregate amount of amortization expense of other intangible assets for our continuing operations was $159.8 million, $114.6 million and $35.6 million for the year ended December 31, 2010, 2009 and 2008, respectively. Amortization expense for the year ended December 31, 2009 includes $66.3 million of fees incurred, recorded in interest expense in the consolidated statement of operations, related to the termination of the bridge loan for the financing of the NextRx acquisition. Additionally, in accordance with applicable accounting guidance, amortization of $114.0 million and $9.5 million for customer contracts related to the PBM agreement has been included as an offset to revenues for the year ended December 31, 2010 and 2009, respectively. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $158.8 million for 2011, $158.1 million for 2012, $156.9 million for 2013, $151.3 million for 2014 and $133.1 million for 2015. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 3 to 10 years for other intangible assets.
          In connection with the discontinued operations of PMG (see Note 4 — Discontinued operations) and pursuant to our policies for assessing impairment of goodwill and long-lived assets (see Note 1 — Summary of significant accounting policies), approximately $22.1 million of goodwill was written off in the second quarter of 2010 along with intangible assets with a net book value of $1.7 million (gross carrying value of $5.7 million net of accumulated amortization of $4.0 million), consisting of trade names and customer relationships. The impairment charge is included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying unaudited consolidated statement of operations.

8. Financing
     Long-term debt consists of:

	December 31,
(in millions)	2010	2009

5.25% senior notes due 2012, net of unamortized discount	$999.6	$999.4
6.25% senior notes due 2014, net of unamortized discount	996.9	996.1
7.25% senior notes due 2019, net of unamortized discount	497.1	496.8
Term-1 loans due October 14, 2010	—	800.0
Term A loans due October 14, 2010	—	540.0
Revolving credit facility due August 13, 2013	—	—
Other	0.2	0.3

Total debt	2,493.8	3,832.6

Less current maturities	0.1	1,340.1

Long-term debt	$2,493.7	$2,492.5

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
          During 2010, we repaid the Term A and Term-1 loans in full. We made total Term loan payments of $1,340.0 million during the year ended December 31, 2010. At December 31, 2010, our credit agreement consists of a $750.0 million revolving credit facility (none of which was outstanding as of December 31, 2010) available for general corporate purposes.
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
          The credit agreement contains covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2010, we believe we were in compliance in all material respects with all covenants associated with our credit agreement.
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
          Financing costs of $13.3 million, for the issuance of the Senior Notes, are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the accompanying consolidated balance sheet. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3 — Changes in business).

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
          The following represents the schedule of current maturities for our long-term debt as of December 31, 2010 (amounts in millions):

Year Ended December 31,

2011	0.1
2012	1,000.1
2013	0.1
2014	1,000.0
2015	—
Thereafter	500.0

$2,500.3

9. Income taxes
          Income from continuing operations before income taxes of $1,908.7 million resulted in net tax expense of $704.1 million for 2010. We consider our Canadian earnings to be indefinitely reinvested, and accordingly have not recorded a provision for United States federal and state income taxes thereon. Cumulative undistributed Canadian earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $43.7 million, $40.6 million and $31.5 million as of December 31, 2010, 2009, and 2008, respectively. Upon distribution of such earnings, we would be subject to United States income taxes of approximately $15.8 million.
          The provision (benefit) for income taxes for continuing operations consists of the following:

	Year Ended December 31,
(in millions)	2010	2009	2008

Income from continuing operations before income taxes:
United States	$1,918.2	$1,312.4	$1,215.7
Foreign	(9.5)	(4.0)	(8.3)

Total	$1,908.7	$1,308.4	$1,207.4

Current provision:
Federal	$545.8	$407.7	$379.4
State	40.3	25.6	17.6
Foreign	0.1	(1.8)	0.9

Total current provision	586.2	431.5	397.9

Deferred provision:
Federal	113.1	43.0	38.6
State	4.5	3.9	(2.1)
Foreign	0.3	3.4	(2.9)

Total deferred provision	117.9	50.3	33.6

Total current and deferred provision	$704.1	$481.8	$431.5

          A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2010, 2009, and 2008 is immaterial):

	Year Ended December 31,
	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.7	1.7	0.7
Other, net	0.2	0.1	—

Effective tax rate	36.9%	36.8%	35.7%

          Our effective tax rate increased to 36.9% for the year ended December 31, 2010, as compared to 36.8% for the year ended December 31, 2009. Our 2010 and 2009 effective tax rates reflect an increase in certain state income tax rates due to enacted law changes as well as the impact of our acquisition of NextRx. Our 2008 effective rate includes discrete tax adjustments resulting in a net tax benefit of $7.7 million attributable to lapses in the applicable statutes of limitations, favorable audit resolutions, and changes in our unrecognized tax benefits.
          The effective tax rate recognized in discontinued operations was 35.5%, 68.8%, and 95.9% as of December 31, 2010, 2009, and 2008, respectively. Our 2010 net tax benefit was $12.9 million, with corresponding tax provisions of $1.8 million in 2009 and $2.8 million in 2008. Our 2009 effective tax rate reflects the impact of changes in state effective rates on deferred tax assets and liabilities while the 2008 effective tax rate reflects the unfavorable impact of valuation allowances recorded against state net operating loss carryforwards.
          The deferred tax assets and deferred tax liabilities recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2010	2009

Deferred tax assets:
Allowance for doubtful accounts	$17.7	$25.6
Net operating loss carryforwards and other tax attributes	34.8	24.6
Deferred compensation	5.6	3.4
Restricted stock	38.5	34.6
Accrued expenses	73.6	114.0
Other	3.4	2.9

Gross deferred tax assets	173.6	205.1
Less valuation allowance	(23.2)	(16.1)

Net deferred tax assets	150.4	189.0

Deferred tax liabilities:
Depreciation and property differences	(71.1)	(42.1)
Goodwill and customer contract amortization	(438.0)	(367.9)
Prepaids	(1.4)	(1.5)
Other	(2.8)	(4.1)

Gross deferred tax liabilities	(513.3)	(415.6)

Net deferred tax liabilities	$(362.9)	$(226.6)

          As of December 31, 2010, we have $29.3 million of state net operating loss carryforwards which expire between 2011 and 2030. A valuation allowance of $19.1 million exists for a portion of these deferred tax assets. The net current deferred tax asset is $86.0 million and $135.0 million, and the net long-term deferred tax liability, included in other liabilities, is $448.9 million and $361.6 million as of December 31, 2010 and 2009, respectively.
          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2010	2009	2008

Balance at January 1	$56.1	$40.4	$28.4
Additions for tax positions related to prior years	7.4	11.1	7.9
Reductions for tax positions related to prior years	(5.0)	(2.2)	—
Additions for tax positions related to the current year	—	12.9	9.2
Reductions for tax positions related to the current year	(1.8)	—	—
Reductions attributable to settlements with taxing authorities	—	(0.2)	(2.1)
Reductions as a result of a lapse of the applicable statute of limitations	(0.3)	(5.9)	(3.0)

Balance at December 31	$56.4	$56.1	$40.4

          Included in our unrecognized tax benefits are $15.9 million of uncertain tax positions that would impact our effective tax rate if recognized.

          We have recorded $2.4 million, $0.7 million, and $0.9 million of interest and penalties in our consolidated statement of operations as of December 31, 2010, 2009, and 2008, respectively, resulting in $8.1 million and $5.7 million of accrued interest and penalties in our consolidated balance sheet as of December 31, 2010 and 2009, respectively. Interest was computed on the difference between the tax position recognized in accordance with accounting guidance and the amount previously taken or expected to be taken in our tax returns.
          Our U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS commenced an examination of our consolidated 2005 — 2007 federal income tax returns in the third quarter of 2009 that is anticipated to be concluded in 2011. We agreed to extend the statute of limitations for our 2005 and 2006 federal income tax returns to September 15, 2011. Our state income tax returns for 2005 and beyond, as well as certain returns prior to 2005, also remain subject to examination by various state authorities with the latest statute expiring on December 31, 2014.
10. Common stock (reflecting the two-for-one stock split effective June 8, 2010)
          On May 5, 2010, we announced a two-for-one stock split for stockholders of record on May 21, 2010 effective June 8, 2010. The split was effected in the form of a dividend by issuance of one additional share of common stock for each share of common stock outstanding. The earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each period have been adjusted for the stock split.
          On June 10, 2009, we completed a public offering of 52.9 million shares of common stock, which includes 6.9 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $30.50 per share. The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3 — Changes in business).
          We have a stock repurchase program, originally announced on October 25, 1996. In 2008, our Board of Directors authorized total increases in the program of 30.0 million shares. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the year ended December 31, 2010, we repurchased 26.9 million treasury shares for $1,276.2 million. As of December 31, 2010, there are 15.1 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
          Through December 31, 2010, approximately 41.3 million shares of treasury stock have been reissued in connection with employee compensation plans. As of December 31, 2010, approximately 22.7 million shares of our common stock have been reserved for employee benefit plans (see Note 11 — Employee benefit plans and stock-based compensation plans).
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

11. Employee benefit plans and stock-based compensation plans (reflecting the two-for-one stock split effective June 8, 2010)
          Retirement savings plan. We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full-time employees. Employees may elect to enter into a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. We match 200% of the first 1% and 100% of the next 3% of the employees’ compensation contributed to the Plan for substantially all employees. For the years ended December 31, 2010, 2009, and 2008, we had contribution expense of approximately $26.8 million, $22.0 million and $19.7 million, respectively.
          Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our common stock. Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. During 2010, 2009 and 2008, approximately 217,000, 260,000 and 236,000 shares of our common stock were issued under the plan, respectively. Our common stock reserved for future employee purchases under the plan is approximately 2.6 million shares at December 31, 2010.
          Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2010, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consist of mutual funds (see Note 1). We incurred net compensation expense (benefit) of approximately $1.5 million, $(0.6) million and $1.8 million in 2010, 2009, and 2008, respectively. At December 31, 2010, approximately 5.9 million shares of our common stock have been reserved for future issuance under the plan. We have $0.3 million of unearned compensation related to unvested shares that are part of our deferred compensation plan at both December 31, 2010 and 2009.
          Stock-based compensation plans. In August 2000, the Board of Directors adopted the Express Scripts, Inc. 2000 Long-Term Incentive Plan which was subsequently amended in February 2001 and again in December 2001 (as amended, the “2000 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2000 LTIP, as then amended, was approved by our stockholders in May 2001 and, as amended, in 2006. Under the 2000 LTIP, we have issued stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards and performance share awards. Awards are typically settled using treasury shares. As of December 31, 2010, approximately 14.2 million shares of our common stock are available for issuance under this plan. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2000 LTIP is 10 years.
          During 2010, we granted to certain officers and employees approximately 277,000 restricted stock units and performance shares with a weighted average fair market value of $49.59. The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of three years. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original value of the performance share grants is subject to a multiplier of up to 2.5 based on certain performance metrics. During 2010, approximately 213,000 additional performance shares were granted to certain officers for exceeding certain performance metrics. The total number of non-vested restricted stock and performance share awards was 950,000 and 1,200,000 at December 31, 2010 and 2009, respectively. Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2010 and 2009, unearned compensation related to restricted stock and performance shares was $16.5 million and $16.7 million, respectively. We recorded pre-tax compensation expense related to restricted stock and performance share grants of $17.5 million, $16.2 million and $16.3 million in 2010, 2009, and 2008, respectively.

          During 2010, we granted to certain officers and employees approximately 2,499,000 stock options with a weighted average Black-Scholes value of $15.97 per share. The SSRs and stock options have three-year graded vesting. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. As of December 31, 2010 and 2009, unearned compensation related to SSRs and stock options was $23.9 million and $21.7 million, respectively. We recorded pre-tax compensation expense related to SSRs and stock options of $32.1 million, $28.6 million and $23.8 million in 2010, 2009, and 2008, respectively.
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
          As a result of the Board’s adoption and stockholder approval of the 2000 LTIP, no additional awards will be granted under either our 1992 amended and restated stock option plan or under our 1994 amended and restated stock option plan. All remaining grants outstanding under these plans were exercised during 2010, therefore no grants remain outstanding under these plans as of December 31, 2010.
          The weighted average remaining recognition period for SSRs and stock options as well as restricted stock and performance shares is 1.4 years.
          For the year ended December 31, 2010, the windfall tax benefit related to stock options exercised during the year was $58.9 million, and is classified as a financing cash inflow on the consolidated statement of cash flows. The tax benefit related to employee stock compensation recognized during the years ended December 31, 2010, 2009, and 2008 was $18.1 million, $16.6 million, and $14.3 million, respectively.
          The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following assumptions:

	2010	2009	2008

Expected life of option	3-5 years	3-5 years	3-5 years
Risk-free interest rate	0.5%-2.4%	1.3%-2.4%	1.6%-3.4%
Expected volatility of stock	36%-41%	35%-39%	30%-37%
Expected dividend yield	None	None	None
Weighted average volatility of stock	38.4%	37.5%	30.0%
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
          A summary of the status of stock options and SSRs as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below.

	2010
		Weighted-
		Average
		Exercise
(share data in millions)	Shares	Price

Outstanding at beginning of year	16.4	$20.77
Granted	2.5	49.55
Exercised	(5.1)	15.44
Forfeited/cancelled	(0.5)	29.92

Outstanding at end of period	13.3	27.83

Awards exercisable at period end	7.1	21.75

          A summary of the status of restricted stock and performance shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below.

	2010
		Weighted-
		Average
		Grant
(share data in millions)	Shares	Date Fair Value

Outstanding at beginning of year	1.2	$23.66
Granted	0.3	49.59
Other(1)	0.2	49.34
Released	(0.7)	$15.10
Forfeited/Cancelled	—

Outstanding at end of period	1.0

(1)	Represents additional performance shares issued above the original value for exceeding certain performance metrics.
          At December 31, 2010, the weighted-average remaining contractual lives of stock options and SSRs outstanding and stock options and SSRs exercisable were 4.2 years and 3.1 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $348.6 million and $229.5 million, respectively. Cash proceeds, fair value of vested shares, intrinsic value related to total stock options exercised and restricted shares vested, and weighted average fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 are provided in the following table:

(in millions, except per share data)	2010	2009	2008

Proceeds from stock options exercised	$38.2	$9.4	$27.7
Fair value of vested restricted shares	10.5	12.4	4.3
Intrinsic value of stock options exercised	123.7	48.8	41.7

Weighted average fair value of options granted during the year	$15.97	$7.27	$8.94
12. Commitments and contingencies
          We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. Rental expense under the office and distribution facilities leases, excluding the discontinued operations of PMG and IP (see Note 4 — Discontinued operations), in 2010, 2009, and 2008 was $40.3 million, $27.8 million and $28.8 million, respectively. The future minimum lease payments due under noncancellable operating leases, excluding the facilities of the discontinued operations of PMG and IP (in millions) are shown below:

Minimum Lease
Year Ended December 31,	Payments

2011	$35.9
2012	29.5
2013	27.3
2014	24.3
2015	23.3
Thereafter	55.8

$196.1

          In December 2010, we announced our intent to build a new office facility in St. Louis, Missouri to consolidate our St. Louis presence onto our Headquarters campus. We signed a lease agreement in January 2011 for this facility and expect completion in the fourth quarter of 2011. The annual lease commitments for this facility are approximately $3.4 million and the term of the lease is ten years.

          We signed a lease agreement during 2009 for a new state of the art pharmacy fulfillment facility. We took possession of this new facility during the second quarter of 2010. The annual lease commitments for this facility are approximately $1.6 million and the term of the lease is ten years.
          In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia. At December 31, 2010, our lease obligation was $5.8 million. Our lease obligation has been offset against $5.8 million of industrial bonds issued by the Camden County Joint Development Authority.
          For the year ended December 31, 2010, approximately 60.5% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available. Except for customer concentration described in Note 13 — Segment information below, we believe no other concentration risks exist at December 31, 2010.
          As of December 31, 2010, we have certain required future purchase commitments for materials, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to historical experience and current business plans. These future purchase commitments (in millions) are summarized below:

Future
Year Ended December 31,	Purchase Commitment
|
2011	$90.1
2012	57.0
2013	18.8
2014	13.7
2015	0.4
Thereafter	—

$180.0

          In the ordinary course of business there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. The effect of these actions on future financial results is not subject to reasonable estimation because considerable uncertainty exists about the outcomes.
          We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1, “Self-insurance accruals”). The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative FASB guidance, if the range of possible loss is broad, and no amount within the range is more likely than any other, the liability accrual is based on the lower end of the range.
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

(in millions)	PBM	EM	Total

2010
Product revenues:
Network revenues	$30,147.8	$—	$30,147.8
Home delivery and specialty revenues	13,199.2	—	13,199.2
Other revenues	—	1,352.9	1,352.9
Service revenues	260.9	12.4	273.3

Total revenues	43,607.9	1,365.3	44,973.2

Depreciation and amortization expense	236.7	8.0	244.7

Operating income	2,054.4	16.5	2,070.9
Interest income			4.9
Interest expense			(167.1)

Income before income taxes			1,908.7

Capital expenditures	116.4	3.5	119.9

2009
Product revenues:
Network revenues	$15,019.3	$—	$15,019.3
Home delivery and specialty revenues	8,182.9	—	8,182.9
Other revenues	—	1,243.0	1,243.0
Service revenues	264.7	12.4	277.1

Total revenues	23,466.9	1,255.4	24,722.3

Depreciation and amortization expense	98.1	8.6	106.7

Operating income	1,483.9	13.6	1,497.5
Interest income			5.3
Interest expense			(194.4)

Income before income taxes			1,308.4

Capital expenditures	145.0	2.5	147.5

2008
Product revenues:
Network revenues	$13,039.9	$—	$13,039.9
Home delivery and specialty revenues	7,280.6	—	7,280.6
Other revenues	—	1,357.2	1,357.2
Service revenues	250.4	13.1	263.5

Total revenues	20,570.9	1,370.3	21,941.2

Depreciation and amortization expense	85.9	8.2	94.1

Operating income	1,267.1	7.2	1,274.3
Non-operating charges, net			(2.0)
Undistributed loss from joint venture			(0.3)
Interest income			13.0
Interest expense			(77.6)

Income before income taxes			1,207.4

Capital expenditures	83.7	0.1	83.8

          The following table presents balance sheet information about our reportable segments, including the discontinued operations of PMG and IP (“DISC OP”), as of December 31:

(in millions)	PBM	EM	DISC OP	Total

Total Assets
As of December 31, 2010	$10,078.4	$479.4	$—	$10,557.8

As of December 31, 2009	$11,560.3	$334.5	$36.4	$11,931.2
          PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and distribution of certain specialty drugs. EM product revenues consist of distribution of certain fertility drugs and revenues from specialty distribution activities. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services, and specialty distribution services. EM service revenues include revenues from healthcare card administration.
          Our top five clients collectively represented 55.2%, 23.7%, and 18.2% of revenues during 2010, 2009 and 2008 respectively. For the year ended December 31, 2010, our two largest clients, WellPoint and the DoD, represented 29.2% and 19.7% of revenues, respectively. None of our other clients accounted for 10% or more of our consolidated revenues during the year ended December 31, 2010. None of our clients accounted for 10% or more of our consolidated revenues in fiscal years 2009 or 2008.
          Revenues earned by our Canadian PBM totaled $52.2 million, $49.2 million and $44.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $16.7 million and $15.2 million as of December 31, 2010 and 2009, respectively. All other long-lived assets are domiciled in the United States.
14. Quarterly financial data (unaudited)
The following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First(3)	Second	Third	Fourth

Fiscal 2010(1)
Total revenues (2)	$11,138.4	$11,288.8	$11,251.8	$11,294.2
Cost of revenues (2)	10,475.2	10,531.3	10,487.7	10,520.8

Gross profit	663.2	757.5	764.1	773.4
Selling, general and administrative	208.5	227.2	236.1	215.5

Operating income	454.7	530.3	528.0	557.9

Net income from continuing operations	260.6	307.3	307.1	329.6
Net loss from discontinued operations, net of tax	(0.4)	(17.4)	(5.6)	—

Net income	$260.2	$289.9	$301.5	$329.6

Basic earnings (loss) per share:
Continuing operations	$0.47	$0.56	$0.58	$0.62
Discontinued operations	—	(0.03)	(0.01)	—
Net earnings	0.47	0.53	0.57	0.62

Diluted earnings (loss) per share:
Continuing operations	$0.47	$0.56	$0.57	$0.62
Discontinued operations	—	(0.03)	(0.01)	—
Net earnings	0.47	0.53	0.56	0.62

	Quarters
(in millions, except per share data)	First(3)	Second	Third	Fourth

Fiscal 2009(1) (3)
Total revenues (2)	$5,415.5	$5,496.8	$5,613.0	$8,197.0
Cost of revenues (2)	4,882.9	4,904.2	5,001.9	7,509.3

Gross profit	532.6	592.6	611.1	687.7
Selling, general and administrative	177.3	212.4	252.7	284.1

Operating income	355.3	380.2	358.4	403.6

Net income from continuing operations	214.6	192.1	196.8	223.1
Net (loss) income from discontinued operations, net of tax	(0.2)	0.2	0.8	0.2

Net income	$214.4	$192.3	$197.6	$223.3

Basic earnings per share:
Continuing operations	$0.43	$0.37	$0.36	$0.41
Discontinued operations	—	—	—	—
Net earnings	0.43	0.37	0.36	0.41

Diluted earnings per share:
Continuing operations	$0.43	$0.37	$0.35	$0.40
Discontinued operations	—	—	—	—
Net earnings	0.43	0.37	0.36	0.40

(1)	Includes the December 1, 2009 acquisition of NextRx.

(2)	Includes retail pharmacy co-payments of $1,662.6 and $822.7 for the three months ended March 31, 2010 and 2009, respectively, $1,547.3 and $721.1 for the three months ended June 30, 2010 and 2009, respectively, $1,478.5 and $708.4 for the three months ended September 30, 2010 and 2009, respectively, and $1,493.0 and $879.9 for the three months ended December 31, 2010 and 2009, respectively.

(3)	Restated to exclude the discontinued operations of PMG
15. Condensed consolidating financial information
          Our senior notes are jointly and severally and fully and unconditionally guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. Effective September 17, 2010, PMG was sold, effective June 30, 2008, IP was sold and effective April 4, 2008, Custom Medical Products, Inc. (“CMP”) was sold. The assets, liabilities, and operations from these former subsidiaries are included as discontinued operations in those of the non-guarantors. Subsequent to the acquisition of NextRx on December 1, 2009 and Pharmacy Services Division of MSC — Medical Services Company (“MSC”) on July 22, 2008, certain of the assets, liabilities and operations of the 100% owned domestic subsidiaries have been included in those of the guarantors. Certain amounts from prior periods have been reclassified to conform to current period presentation. The following presents the condensed consolidating financial information separately for:
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

(v)	Express Scripts, Inc and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of December 31, 2010
Cash and cash equivalents	$456.7	$9.0	$58.0	$—	$523.7
Restricted cash and investments	—	11.7	4.6	—	16.3
Receivables, net	1,175.6	536.2	9.1	—	1,720.9
Other current assets	249.0	396.0	35.4	—	680.4

Total current assets	1,881.3	952.9	107.1	—	2,941.3

Property and equipment, net	231.5	127.2	14.0	—	372.7
Investments in subsidiaries	6,382.2	—	—	(6,382.2)	—
Intercompany	—	3,214.0	—	(3,214.0)	—
Goodwill	2,921.4	2,538.8	26.0	—	5,486.2
Other intangible assets, net	1,426.2	294.8	4.0	—	1,725.0
Other assets	20.6	10.1	1.9	—	32.6

Total assets	$12,863.2	$7,137.8	$153.0	$(9,596.2)	$10,557.8

Claims and rebates payable	$2,664.9	$1.6	$—	$—	$2,666.5
Accounts payable	634.4	17.7	4.6	—	656.7
Accrued expenses	288.7	294.5	10.7	—	593.9
Current maturities of long-term debt	—	0.1	—	—	0.1

Total current liabilities	3,588.0	313.9	15.3	—	3,917.2

Long-term debt	2,493.7	—	—	—	2,493.7
Intercompany	3,094.8	—	119.2	(3,214.0)	—
Other liabilities	80.1	455.5	4.7	—	540.3
Stockholders’ equity	3,606.6	6,368.4	13.8	(6,382.2)	3,606.6

Total liabilities and stockholders’ equity	$12,863.2	$7,137.8	$153.0	$(9,596.2)	$10,557.8

As of December 31, 2009
Cash and cash equivalents	$1,005.0	$10.0	$55.4	$—	$1,070.4
Restricted cash and investments	—	7.5	1.6	—	9.1
Receivables, net	1,179.8	1,326.7	9.9	—	2,516.4
Other current assets	196.0	340.6	5.6	—	542.2
Current assets of discontinued operations	—	—	5.4	—	5.4

Total current assets	2,380.8	1,684.8	77.9	—	4,143.5

Property and equipment, net	239.6	96.5	11.0	—	347.1
Investments in subsidiaries	5,970.2	—	—	(5,970.2)	—
Intercompany	—	2,500.2	—	(2,500.2)	—
Goodwill	2,939.2	2,533.1	24.8	—	5,497.1
Other intangible assets, net	1,543.9	332.6	4.3	—	1,880.8
Other assets	21.3	8.5	1.9	—	31.7
Noncurrent assets of discontinued operations	—	—	31.0	—	31.0

Total assets	$13,095.0	$7,155.7	$150.9	$(8,470.4)	$11,931.2

Claims and rebates payable	$2,264.3	$586.4	$—	$—	$2,850.7
Accounts payable	674.4	29.0	3.0	—	706.4
Accrued expenses	312.7	225.2	11.3	—	549.2
Current maturities of long-term debt	1,340.0	0.1	—	—	1,340.1
Current liabilities of discontinued operations	—	—	10.4	—	10.4

Total current liabilities	4,591.4	840.7	24.7	—	5,456.8

Long-term debt	2,492.5	—	—	—	2,492.5
Intercompany	2,387.2	—	113.0	(2,500.2)	—
Other liabilities	72.1	356.3	1.7	—	430.1
Stockholders’ equity	3,551.8	5,958.7	11.5	(5,970.2)	3,551.8

Total liabilities and stockholders’ equity	$13,095.0	$7,155.7	$150.9	$(8,470.4)	$11,931.2

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the year ended December 31, 2010
Revenues	$29,594.6	$15,287.8	$90.8	$—	$44,973.2
Operating expenses	28,176.8	14,635.8	89.7	—	42,902.3

Operating income	1,417.8	652.0	1.1	—	2,070.9
Interest (expense) income, net	(156.2)	(6.2)	0.2	—	(162.2)

Income before income taxes	1,261.6	645.8	1.3	—	1,908.7
Provision for income taxes	462.3	241.0	0.8	—	704.1

Net income from continuing operations	799.3	404.8	0.5	—	1,204.6
Net loss from discontinued operations, net of tax	—	—	(23.4)	—	(23.4)
Equity in earnings of subsidiaries	381.9	—	—	(381.9)	—

Net income (loss)	$1,181.2	$404.8	$(22.9)	$(381.9)	$1,181.2

For the year ended December 31, 2009
Revenues	$14,642.9	$10,004.2	$75.2	$—	$24,722.3
Operating expenses	13,654.9	9,497.7	72.2	—	23,224.8

Operating income	988.0	506.5	3.0	—	1,497.5
Interest expense, net	(179.6)	(6.5)	(3.0)	—	(189.1)

Income before income taxes	808.4	500.0	—	—	1,308.4
Provision for income taxes	293.0	185.9	2.9	—	481.8

Net income (loss) from continuing operations	515.4	314.1	(2.9)	—	826.6
Net income from discontinued operations, net of tax	—	—	1.0	—	1.0
Equity in earnings of subsidiaries	312.2	—	—	(312.2)	—

Net income (loss)	$827.6	$314.1	$(1.9)	$(312.2)	$827.6

For the year ended December 31, 2008
Revenues	$9,674.6	$12,208.4	$58.2	$—	$21,941.2
Operating expenses	8,865.9	11,737.7	63.3	—	20,666.9

Operating income (loss)	808.7	470.7	(5.1)	—	1,274.3
Non-operating charges, net	(2.0)	—	—	—	(2.0)
Undistributed loss from joint venture	(0.3)	—	—	—	(0.3)
Interest expense, net	(49.7)	(13.1)	(1.8)	—	(64.6)

Income (loss) before income taxes	756.7	457.6	(6.9)	—	1,207.4
Provision for income taxes	275.4	157.5	(1.4)		431.5

Net income (loss) from continuing operations	481.3	300.1	(5.5)	—	775.9
Net income from discontinued operations, net of tax	—	—	0.2	—	0.2
Equity earnings of subsidiaries	294.8	—	—	(294.8)	—

Net income (loss)	$776.1	$300.1	$(5.3)	$(294.8)	$776.1

Condensed Consolidating Statement of Cash Flows

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the year ended December 31, 2010

Net cash flows provided by (used in) operating activities	$1,709.3	$773.2	$16.8	$(381.9)	$2,117.4

Cash flows from investing activities:
Purchase of property and equipment	(53.1)	(61.3)	(5.5)	—	(119.9)
Purchase of short-term investments	—	—	(38.0)	—	(38.0)
Other	17.6	(4.3)	(0.5)	—	12.8

Net cash used in investing activities — continuing operations	(35.5)	(65.6)	(44.0)	—	(145.1)
Net cash used in investing activities — discontinued operations	—	—	(0.8)	—	(0.8)

Net cash used in investing activities	(35.5)	(65.6)	(44.8)	—	(145.9)

Cash flows from financing activities:
Repayment of long-term debt	(1,340.1)	—	—	—	(1,340.1)
Treasury stock acquired	(1,276.2)	—	—	—	(1,276.2)
Tax benefit relating to employee stock-based compensation	58.9	—	—	—	58.9
Net proceeds from employee stock plans	35.3	—	—	—	35.3
Deferred financing fees	(3.9)	—	—	—	(3.9)
Other	3.0	—	—	—	3.0
Net transactions with parent	300.9	(708.6)	25.8	381.9	—

Net cash (used in) provided by financing activities	(2,222.1)	(708.6)	25.8	381.9	(2,523.0)

Effect of foreign currency translation adjustment	—	—	4.8	—	4.8

Net (decrease) increase in cash and cash equivalents	(548.3)	(1.0)	2.6	—	(546.7)
Cash and cash equivalents at beginning of year	1,005.0	10.0	55.4	—	1,070.4

Cash and cash equivalents at end of year	$456.7	$9.0	$58.0	$—	$523.7

Condensed Consolidating Statement of Cash Flows

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the year ended December 31, 2009

Net cash flows provided by (used in) operating activities	$1,684.9	$385.2	$13.6	$(312.2)	$1,771.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,881.7)	(465.9)	—	4,675.0	(4,672.6)
Purchase of short-term investments	(1,201.4)	—	—	—	(1,201.4)
Sale of short-term investments	1,198.9	—	—	—	1,198.9
Purchase of property and equipment	(116.6)	(22.6)	(8.3)	—	(147.5)
Other	6.4	(2.7)	(1.6)	—	2.1

Net cash (used in) provided by investing activities — continuing operations	(8,994.4)	(491.2)	(9.9)	4,675.0	(4,820.5)
Net cash used in investing activities — discontinued operations	—	—	(1.9)	—	(1.9)

Net cash (used in) provided by investing activities	(8,994.4)	(491.2)	(11.8)	4,675.0	(4,822.4)

Cash flows from financing activities:

Proceeds from long-term debt, net of discounts	2,491.6	—	—	—	2,491.6
Net proceeds from stock issuance	1,569.1	—	—	—	1,569.1
Repayment of long-term debt	(420.1)	—	—	—	(420.1)
Deferred financing fees	(79.5)	—	—	—	(79.5)
Tax benefit relating to employee stock-based compensation	13.4	—	—	—	13.4
Net proceeds from employee stock plans	12.5	—	—	—	12.5
Net transactions with parent	4,239.4	107.1	16.3	(4,362.8)	—

Net cash provided by (used in) financing activities	7,826.4	107.1	16.3	(4,362.8)	3,587.0

Effect of foreign currency translation adjustment	—	—	3.6	—	3.6

Net increase in cash and cash equivalents	516.9	1.1	21.7	—	539.7
Cash and cash equivalents at beginning of year	488.1	8.9	33.7	—	530.7

Cash and cash equivalents at end of year	$1,005.0	$10.0	$55.4	$—	$1,070.4

Condensed Consolidating Statement of Cash Flows

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the year ended December 31, 2008
Net cash flows provided by (used in) operating activities	$1,265.2	$84.6	$48.0	$(294.8)	$1,103.0

Cash flows from investing activities:
Acquisitions, net of cash acquired, and investment in joint venture	(251.5)	—	—	—	(251.5)
Purchase of property and equipment	(66.8)	(9.7)	(7.3)	—	(83.8)
Proceeds from sale of business	27.7	—	—	—	27.7
Other	(11.0)	—	—	—	(11.0)

Net cash used in investing activities — continuing operations	(301.6)	(9.7)	(7.3)	—	(318.6)
Net cash used in investing activities — discontinued operations	—	—	(2.0)	—	(2.0)

Net cash used in investing activities	(301.6)	(9.7)	(9.3)	—	(320.6)

Cash flows from financing activities:
Treasury stock acquired	(494.4)	—	—	—	(494.4)
Repayment of long-term debt	(260.0)	—	—	—	(260.0)
Tax benefit relating to employee stock-based compensation	42.1	—	—	—	42.1
Net proceeds from employee stock plans	31.9	—	—	—	31.9
Net transactions with parent	(181.4)	(82.4)	(31.0)	294.8	—

Net cash (used in) provided by financing activities	(861.8)	(82.4)	(31.0)	294.8	(680.4)

Effect of foreign currency translation adjustment	—	—	(6.0)	—	(6.0)

Net increase (decrease) in cash and cash equivalents	101.8	(7.5)	1.7	—	96.0
Cash and cash equivalents at beginning of year	386.3	16.4	32.0	—	434.7

Cash and cash equivalents at end of year	$488.1	$8.9	$33.7	$—	$530.7

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A — Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
          The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
          The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Proxy Item No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”; provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.
          We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller, or persons performing similar functions (the “senior financial officers”). A copy of this code of business conduct and ethics is posted on the investor information section of our website at www.express-scripts.com, and a print copy is available to any stockholder who requests a copy. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website. Information included on our website is not part of this annual report.
Item 11 — Executive Compensation
          The information required by this item will be incorporated by reference from the Proxy Statement under the headings “Directors’ Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation.”
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
Item 14 — Principal Accounting Fees and Services
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
Consolidated Balance Sheet as of December 31, 2010 and 2009
Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
     (2) The following financial statement schedule is contained in this Report.
II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2010, 2009 and 2008
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.
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

EXPRESS SCRIPTS, INC.
February 16, 2011	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Paz

George Paz	Chairman, President and Chief Executive Officer	February 16, 2011

/s/ Jeffrey Hall

Jeffrey Hall	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2011

/s/ Kelley Elliott

Kelley Elliott	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 16, 2011

/s/ Gary G. Benanav

Gary G. Benanav	Director	February 16, 2011

/s/ Frank J. Borelli

Frank J. Borelli	Director	February 16, 2011

/s/ Maura C. Breen

Maura C. Breen	Director	February 16, 2011

/s/ Nicholas J. LaHowchic

Nicholas J. LaHowchic	Director	February 16, 2011

/s/ Thomas P. Mac Mahon

Thomas P. Mac Mahon	Director	February 16, 2011

/s/ Frank Mergenthaler

Frank Mergenthaler	Director	February 16, 2011

Signature	Title	Date

/s/ Woodrow A. Myers, Jr.

Woodrow A. Myers, Jr.	Director	February 16, 2011

/s/ John O. Parker

John O. Parker	Director	February 16, 2011

/s/ Samuel Skinner

Samuel Skinner	Director	February 16, 2011

/s/ Seymour Sternberg

Seymour Sternberg	Director	February 16, 2011

/s/ Barrett A. Toan

Barrett A. Toan	Director	February 16, 2011

EXPRESS SCRIPTS, INC.
Schedule II — Valuation and Qualifying Accounts and Reserves of Continuing Operations
Years Ended December 31, 2010, 2009, and 2008

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
	Balance at	Charges to Costs	Charges to Other		Balance at End of
Description	Beginning of Period	and Expenses	Accounts	Deductions(1)	Period
Allowance for Doubtful Accounts Receivable
Year Ended 12/31/08	$75.4	$30.0	$7.4	$36.1	$76.7
Year Ended 12/31/09	76.7	24.1	13.6	21.0	93.4
Year Ended 12/31/10	$93.4	$5.2	$—	$33.8	$64.8

Valuation Allowance for Deferred Tax Assets
Year Ended 12/31/08	$8.3	$3.4	$—	$—	$11.7
Year Ended 12/31/09	11.7	4.4	—	—	16.1
Year Ended 12/31/10	$16.1	$7.1	$—	$—	$23.2

(1)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS
(Express Scripts, Inc. — Commission File Number 0-20199)

Exhibit
Number	Exhibit
2.1[4]	Stock and Interest Purchase Agreement among the Company and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended , incorporated by reference to Exhibit No. 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

3.2	Third Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit No. 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2010.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

4.2	Rights Agreement, dated as of July 25, 2001, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

4.4	Amendment No. 2 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated December 18, 2009, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009.

4.5	Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.6	First Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 5.25% senior notes due in 2012, incorporated by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.7	Second Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 6.25% senior notes due in 2014, incorporated by reference to Exhibit No. 4.3 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.8	Third Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 7.25% senior notes due in 2019, incorporated by reference to Exhibit No. 4.4 to the Company’s Current Report on Form 8-K filed June 10, 2009.

10.1[2]	Amended and Restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.2[2]	Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

Exhibit
Number	Exhibit
10.3[2]	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 18, 2006.

10.4[2]	Amended and Restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 14, 2008.

10.5[2]	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code), incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2007.

10.6[2]	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2007.

10.7[2]	Amended and Restated Executive Employment Agreement, dated as of October 31, 2008, and effective as of November 1, 2008, between the Company and George Paz, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.8[2]	Amendment to the Amended and Restated Executive Employment Agreement, dated as of December 15, 2010, between the Company and George Paz, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010.

10.9[2]	Form of Amended and Restated Executive Employment Agreement entered into between the Company and certain key executives (including all of the Company’s named executive officers other than Mr. Paz), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.10[2]	Form of Stock Option Agreement used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.11[2]	Form of Restricted Stock Agreement used with respect to grants of restricted stock by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.12[2]	Form of Performance Share Award Agreement used with respect to grants of performance shares by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.13[2]	Form of Stock Appreciation Right Award Agreement used with respect to grants of stock appreciation rights under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2006.

10.14[2]	Form of Restricted Stock Unit Agreement used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K filed March 3, 2009.

10.15[2]	Description of Compensation Payable to Non-Employee Directors, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2008.

10.16[2]	Summary of Named Executive Officer 2010 Salaries, 2009 Bonus Awards, 2010 Maximum Bonus Potential, and 2010 Equity and Performance Awards, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2010.

10.17	Form of Indemnification Agreement entered into between the Company and each member of its Board of Directors, and between the Company and certain key executives (including all of the Company’s named executive officers), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2006.

Exhibit
Number	Exhibit
10.18	Credit Agreement, dated as of August 13, 2010, among Express Scripts, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Morgan Stanley Senior Funding, Inc., as co-syndication agents, Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents and the lenders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 19, 2010.

10.19	Pharmacy Benefits Management Services Agreement, dated as of December 1, 2009, between the Company and WellPoint, Inc., on behalf of itself and certain designated affiliates, incorporated by reference to Exhibit No. 10.30 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

10.20	Amendment No. 1 to the Pharmacy Benefits Management Services Agreement dated August 20, 2010 (effective as of January 1, 2010) between the Company, on behalf of itself and its subsidiaries, and WellPoint, Inc., on behalf of itself and certain designated affiliates, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2010.

11.1	Statement regarding computation of earnings per share (See Note 1 to the audited consolidated financial statements).

12.1[1]	Statement regarding computation of ratio of earnings to fixed charges.

21.1[1]	List of Subsidiaries.

23.1[1]	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

101.1[3]	XBRL Taxonomy Instance Document.

101.2[3]	XBRL Taxonomy Extension Schema Document.

101.3[3]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[3]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[3]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[3]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

2	Management contract or compensatory plan or arrangement.

3	Furnished, not filed.

4	The Stock and Interest Purchase Agreement (the “Agreement”) has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other financial information about the Company, WellPoint, or their respective subsidiaries and affiliates. The representations and warranties in the Agreement are the product of negotiations among the Company and WellPoint and are for the sole benefit of the Company and WellPoint in accordance with and subject to the terms of the Agreement, and are not necessarily intended as characterizations of actual facts or circumstances as of the date of the Agreement or as of any other date. In addition, the representations and warranties in the Agreement may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Agreement, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company and WellPoint.