Form 10-Q
period 2011-03-31
EXPRESS SCRIPTS INC
filed 2011-04-25
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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

Common stock outstanding as of March 31, 2011: 529,454,000 Shares

EXPRESS SCRIPTS, INC.
INDEX

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

a) Unaudited Consolidated Balance Sheet	3

b) Unaudited Consolidated Statement of Operations	4

c) Unaudited Consolidated Statement of Changes in Stockholders’ Equity	5

d) Unaudited Consolidated Statement of Cash Flows	6

e) Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

Part II Other Information	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities — (Not Applicable)

Item 4. Removed and Reserved

Item 5. Other Information — (Not Applicable)

Item 6. Exhibits	27

Signatures	28

Index to Exhibits	28
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	March 31,	December 31,
(in millions, except share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$766.1	$523.7
Restricted cash and investments	15.9	16.3
Receivables, net	1,907.0	1,720.9
Inventories	325.5	382.4
Deferred taxes	49.5	86.0
Prepaid expenses	48.5	177.6
Other current assets	35.7	34.4

Total current assets	3,148.2	2,941.3
Property and equipment, net	359.1	372.7
Goodwill	5,486.9	5,486.2
Other intangible assets, net	1,685.3	1,725.0
Other assets	28.6	32.6

Total assets	$10,708.1	$10,557.8

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$2,500.0	$2,666.5
Accounts payable	673.8	656.7
Accrued expenses	537.0	593.9
Current maturities of long-term debt	0.1	0.1

Total current liabilities	3,710.9	3,917.2
Long-term debt	2,494.0	2,493.7
Other liabilities	540.0	540.3

Total liabilities	6,744.9	6,951.2

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 shares authorized, $0.01 par value per share;	6.9	6.9
shares issued: 690,606,000 and 690,231,000, respectively;
shares outstanding: 529,454,000 and 528,069,000, respectively
Additional paid-in capital	2,371.0	2,354.4
Accumulated other comprehensive income	21.1	19.8
Retained earnings	5,696.3	5,369.8

	8,095.3	7,750.9
Common stock in treasury at cost, 161,152,000 and 162,162,000 shares, respectively	(4,132.1)	(4,144.3)

Total stockholders’ equity	3,963.2	3,606.6

Total liabilities and stockholders’ equity	$10,708.1	$10,557.8

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended
	March 31,
(in millions, except per share data)	2011	2010
Revenues [1]	$11,094.5	$11,138.4
Cost of revenues [1]	10,349.0	10,475.2

Gross profit	745.5	663.2
Selling, general and administrative	193.1	208.5

Operating income	552.4	454.7

Other (expense) income:
Interest income	0.4	1.7
Interest expense	(39.7)	(42.8)

	(39.3)	(41.1)

Income before income taxes	513.1	413.6
Provision for income taxes	186.6	153.0

Net income from continuing operations	326.5	260.6
Net loss from discontinued operations, net of tax	—	(0.4)

Net income	$326.5	$260.2

Weighted average number of common shares outstanding during the period:
Basic	529.0	549.8
Diluted	533.9	555.8

Basic earnings per share:
Continuing operations	$0.62	$0.47
Discontinued operations	—	—
Net earnings	0.62	0.47

Diluted earnings per share:
Continuing operations	$0.61	$0.47
Discontinued operations	—	—
Net earnings	0.61	0.47

1         Includes retail pharmacy co-payments of $1,526.5 million and $1,662.6 million for the three months ended March 31, 2011 and 2010, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number of Shares	Amount
			Additional	Accumulated Other
			Paid-in	Comprehensive		Treasury
(in millions)	Common Stock	Common Stock	Capital	Income	Retained Earnings	Stock	Total

Balance at December 31, 2010	690.2	$6.9	$2,354.4	$19.8	$5,369.8	$(4,144.3)	$3,606.6
Comprehensive income:
Net income	—	—	—	—	326.5	—	326.5
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	1.3	—	—	1.3

Comprehensive income	—	—	—	1.3	326.5	—	327.8
Changes in stockholders’ equity related to employee stock plans	0.4	—	16.6	—	—	12.2	28.8

Balance at March 31, 2011	690.6	$6.9	$2,371.0	$21.1	$5,696.3	$(4,132.1)	$3,963.2
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(in millions)	2011	2010
Cash flows from operating activities:
Net income	$326.5	$260.2
Net loss from discontinued operations, net of tax	—	0.4

Net income from continuing operations	326.5	260.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.9	58.7
Non-cash adjustments to net income	55.6	40.8
Changes in operating assets and liabilities:
Accounts receivable	(189.3)	394.8
Claims and rebates payable	(166.5)	(203.7)
Other net changes in operating assets and liabilities	155.2	208.8

Net cash provided by operating activities—continuing operations	244.4	760.0
Net cash provided by operating activities—discontinued operations	—	0.8

Net cash flows provided by operating activities	244.4	760.8

Cash flows from investing activities:
Purchases of property and equipment	(19.5)	(33.7)
Other	1.7	5.2

Net cash used in investing activities — continuing operations	(17.8)	(28.5)
Net cash used in investing activities — discontinued operations	—	(0.5)

Net cash used in investing activities	(17.8)	(29.0)

Cash flows from financing activities:
Tax benefit relating to employee stock compensation	13.0	26.7
Net proceeds from employee stock plans	2.6	10.7
Treasury stock acquired	—	(218.2)
Repayment of long-term debt	—	(180.0)

Net cash provided by (used in) financing activities	15.6	(360.8)

Effect of foreign currency translation adjustment	0.2	1.7

Net increase in cash and cash equivalents	242.4	372.7
Cash and cash equivalents at beginning of period	523.7	1,070.4

Cash and cash equivalents at end of period	$766.1	$1,443.1

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of significant accounting policies
     Our significant accounting policies, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, we believe the disclosures contained in this Form 10-Q are adequate to fairly state the information when read in conjunction with the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. For a full description of our accounting policies, refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
     We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet at March 31, 2011, the unaudited consolidated statement of operations for the three months ended March 31, 2011 and 2010, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2011, and the unaudited consolidated statement of cash flows for the three months ended March 31, 2011 and 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
     Financial assets accounted for at fair value on a recurring basis include cash equivalents of $656.6 million and $426.3 million, restricted cash and investments of $15.9 million and $16.3 million, and trading securities (included in other assets) of $14.0 million and $13.5 million at March 31, 2011 and December 31, 2010, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

5.25% senior notes due 2012, net of unamortized discount	$999.7	$1,046.0	$999.6	$1,056.0
6.25% senior notes due 2014, net of unamortized discount	997.1	1,111.0	996.9	1,116.0
7.25% senior notes due 2019, net of unamortized discount	497.1	590.0	497.1	586.3

Total	$2,493.9	$2,747.0	$2,493.6	$2,758.3

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
Note 3 — Discontinued Operations
     In the third quarter of 2010, we completed the sale of our Phoenix Marketing Group (“PMG”) line of business. During the second quarter of 2010, we concluded that PMG was no longer core to our future operations and committed to a plan to dispose of the business. As a result, PMG was classified as a discontinued operation beginning in the second quarter of 2010. Prior to being classified as a discontinued operation, PMG was included in our Emerging Markets (“EM”) segment. PMG was headquartered in Lincoln Park, New Jersey and provided outsourced distribution and verification services to pharmaceutical manufacturers. The results of operations for PMG are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations in accordance with applicable accounting guidance. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying unaudited consolidated statements of cash flows.
     Certain information with respect to the discontinued operations for the three months ended March 31, 2011 and 2010 is summarized below.

	Three Months Ended,
	March 31,
(in millions)	2011	2010

Revenues	$—	$5.5
Net loss from discontinued operations, net of tax	—	(0.4)
Income tax benefit from discontinued operations	$—	$(0.2)
Note 4 — Goodwill and other intangible assets
     The following is a summary of our goodwill and other intangible assets for our two reportable segments Pharmacy Benefit Management (“PBM”) and EM:

		March 31, 2011			December 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill
PBM	$5,462.2	$(107.6)	$5,354.6	$5,461.3	$(107.4)	$5,353.9
EM	132.3	—	132.3	132.3	—	132.3

	$5,594.5	$(107.6)	$5,486.9	$5,593.6	$(107.4)	$5,486.2

Other intangible assets
PBM
Customer contracts	$2,018.9	$(383.7)	$1,635.2	$2,018.7	$(346.4)	$1,672.3
Other	20.8	(6.0)	14.8	20.8	(5.0)	15.8

	2,039.7	(389.7)	1,650.0	2,039.5	(351.4)	1,688.1

EM
Customer relationships	68.4	(33.8)	34.6	68.4	(32.2)	36.2
Other	0.7	—	0.7	0.7	—	0.7

	69.1	(33.8)	35.3	69.1	(32.2)	36.9

Total other intangible assets	$2,108.8	$(423.5)	$1,685.3	$2,108.6	$(383.6)	$1,725.0

     The aggregate amount of amortization expense of other intangible assets for our continuing operations was $39.7 million and $40.1 million for the three months ended March 31, 2011 and 2010, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for the three months ended both March 31, 2011 and 2010. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $158.8 million for 2011, $158.1 million for 2012, $156.9 million for 2013, $151.3 million for 2014 and $133.1 million for 2015. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 3 to 10 years for other intangible assets.
     A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM	Total

Balance at December 31, 2010	$5,353.9	$132.3	$5,486.2
Foreign currency translation	0.7	—	0.7

Balance at March 31, 2011	$5,354.6	$132.3	$5,486.9

Note 5 — Earnings per share (reflecting the two-for-one stock split effective June 8, 2010)
     Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed in the same manner as basic earnings per share but adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. All shares are calculated under the “treasury stock” method. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for all periods:

	Three Months Ended
	March 31,
(in millions)	2011(1)	2010
Weighted average number of common shares outstanding during the period — Basic EPS	529.0	549.8
Dilutive common stock equivalents:
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units	4.9	6.0

Weighted average number of common shares outstanding during the period — Diluted EPS(2)	533.9	555.8

(1)	The decrease in weighted average number of common shares outstanding for the three months ended March 31, 2011 for Basic and Diluted EPS resulted from the 26.9 million treasury shares repurchased in the year ended December 31, 2010.

(2)	Excludes awards of 2.6 million and 2.8 million for the three months ended March 31, 2011 and 2010, respectively. These were excluded because their effect was anti-dilutive.

Note 6 — Financing
     Long-term debt consists of:

	March 31,	December 31,
(in millions)	2011	2010
5.25% senior notes due 2012, net of unamortized discount	$999.7	$999.6
6.25% senior notes due 2014, net of unamortized discount	997.1	996.9
7.25% senior notes due 2019, net of unamortized discount	497.1	497.1
Revolving credit facility due August 13, 2013	—	—
Other	0.2	0.2

Total debt	2,494.1	2,493.8

Less current maturities	0.1	0.1

Long-term debt	$2,494.0	$2,493.7

     On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (none of which was outstanding as of March 31, 2011) available for general corporate purposes. Our credit agreement requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin ranging from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the credit agreement we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee will range from 0.20% to 0.30% depending on our consolidated leverage ratio.
     The credit agreement contains covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At March 31, 2011, we believe we were in compliance in all material respects with all covenants associated with our credit agreement.
Note 7 — Stock-based compensation plans (reflecting the two-for-one stock split effective June 8, 2010)
     Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units, and performance share awards. Awards are typically settled using treasury shares. The maximum contractual term of stock options and SSRs granted under the 2000 Long Term Incentive Plan is 10 years. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the first three months of 2011, we granted 2,230,000 stock options with a weighted average fair market value of $17.72. The SSRs and stock options have three-year graded vesting.
     During the first three months of 2011, we granted to certain officers and employees approximately 247,000 restricted stock units and performance shares with a weighted average fair market value of $56.50. The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original amount of performance share grants is subject to a multiplier of 2.5 based on certain performance metrics. During the first quarter of 2011, approximately 215,000 additional performance shares were granted to certain officers for exceeding certain performance metrics. The total number of non-vested restricted stock and performance share awards was 855,000 at March 31, 2011 and 950,000 at December 31, 2010.
     We recognized stock-based compensation expense of $11.9 million in the three months ended both March 31, 2011 and 2010. Unamortized stock-based compensation as of March 31, 2011 was $49.7 million for stock options and SSRs and $23.9 million for restricted stock and performance shares.

     The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

Three Months Ended
March 31,
	2011	2010
Expected life of option	3-5 years	3-5 years
Risk-free interest rate	1.2%-2.1%	1.3%-2.3%
Expected volatility of stock	36%-39%	37%-40%
Expected dividend yield	None	None
Note 8 — Contingencies
     We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative accounting guidance, if the range of possible loss is broad, the liability accrued should be based on the lower end of the range.
     In the ordinary course of business there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the three months ending March 31, 2011 and 2010.
     When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.
     The assessments of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. We are often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss. For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe that such matters, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our consolidated cash flow or financial condition. We also believe that any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year.
Note 9 — Segment information
     We report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. As described in Note 3, our PMG line of business was classified as a discontinued operation in the second quarter of 2010. The results of operations for PMG, previously included in our EM segment, are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations in accordance with applicable accounting guidance.

     Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three months ended March 31, 2011 and 2010.

(in millions)	PBM	EM	Total

For the three months ended March 31, 2011
Product revenues:
Network revenues(1)	$7,258.1	$—	$7,258.1
Home delivery and specialty revenues(2)	3,407.1	—	3,407.1
Other revenues	—	350.5	350.5
Service revenues	73.5	5.3	78.8

Total revenues	10,738.7	355.8	11,094.5
Depreciation and amortization expense	60.8	2.1	62.9
Operating income	544.1	8.3	552.4
Interest income			0.4
Interest expense			(39.7)

Income before income taxes			513.1
Capital expenditures	19.1	0.4	19.5

For the three months ended March 31, 2010
Product revenues:
Network revenues(1)	$7,514.9	$—	$7,514.9
Home delivery and specialty revenues(2)	3,230.6	—	3,230.6
Other revenues	—	324.0	324.0
Service revenues	65.9	3.0	68.9

Total revenues	10,811.4	327.0	11,138.4
Depreciation and amortization expense	56.7	2.0	58.7
Operating income	450.6	4.1	454.7
Interest income			1.7
Interest expense			(42.8)

Income before income taxes			413.6
Capital expenditures	33.5	0.2	33.7

(1)	Includes retail pharmacy co-payments of $1,526.5 million and $1,662.6 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.
     The following table presents balance sheet information about our reportable segments:

(in millions)	PBM	EM	Total

Total Assets
As of March 31, 2011	$10,203.3	$504.8	$10,708.1

As of December 31, 2010	$10,078.4	$479.4	$10,557.8
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

     For the three months ended March 31, 2011 and 2010, our top five clients collectively represented 57.1% and 53.2% of revenues, respectively. For the three months ended March 31, 2011, our two largest clients, WellPoint and the Department of Defense (“DoD”), represented 29.2% and 21.7% of revenues, respectively, as compared to 28.1% and 18.7%, respectively, for the same period of 2010. None of our other clients accounted for 10% or more of our consolidated revenues during the three months ended March 31, 2011 or 2010.
     Revenues earned by our Canadian PBM totaled $15.4 million and $12.2 million for the three months ended March 31, 2011 and 2010, respectively. All other revenues were earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $16.5 million and $16.7 million as of March 31, 2011 and December 31, 2010, respectively. All other long-lived assets are domiciled in the United States.
Note 10 — Condensed consolidating financial information
     Our senior notes are jointly and severally and fully and unconditionally guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. Effective September 17, 2010, PMG was sold. The assets, liabilities, and operations from PMG are included as discontinued operations in those of the non-guarantors for all periods presented. Certain amounts from prior periods have been reclassified to conform to current period presentation. The following presents the condensed consolidating financial information separately for:
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
(v)	Express Scripts, Inc. and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of March 31, 2011
Cash and cash equivalents	$687.7	$9.1	$69.3	$—	$766.1
Restricted cash and investments	—	11.2	4.7	—	15.9
Receivables, net	1,333.9	564.1	9.0	—	1,907.0
Other current assets	87.5	337.1	34.6	—	459.2

Total current assets	2,109.1	921.5	117.6	—	3,148.2

Property and equipment, net	224.0	120.8	14.3	—	359.1
Investments in subsidiaries	6,460.2	—	—	(6,460.2)	—
Intercompany	—	3,442.2	—	(3,442.2)	—
Goodwill	2,921.4	2,538.8	26.7	—	5,486.9
Other intangible assets, net	1,396.1	285.2	4.0	—	1,685.3
Other assets	23.1	3.4	2.1	—	28.6

Total assets	$13,133.9	$7,311.9	$164.7	$(9,902.4)	$10,708.1

Claims and rebates payable	$2,499.5	$0.5	$—	$—	$2,500.0
Accounts payable	654.0	17.4	2.4	—	673.8
Accrued expenses	160.9	368.3	7.8	—	537.0
Current maturities of long-term debt	—	0.1	—	—	0.1

Total current liabilities	3,314.4	386.3	10.2	—	3,710.9

Long-term debt	2,494.0	—	—	—	2,494.0
Intercompany	3,301.9	—	140.3	(3,442.2)	—
Other liabilities	60.4	477.2	2.4	—	540.0
Stockholders’ equity	3,963.2	6,448.4	11.8	(6,460.2)	3,963.2

Total liabilities and stockholders’ equity	$13,133.9	$7,311.9	$164.7	$(9,902.4)	$10,708.1

As of December 31, 2010
Cash and cash equivalents	$456.7	$9.0	$58.0	$—	$523.7
Restricted cash and investments	—	11.7	4.6	—	16.3
Receivables, net	1,175.6	536.2	9.1	—	1,720.9
Other current assets	249.0	396.0	35.4	—	680.4

Total current assets	1,881.3	952.9	107.1	—	2,941.3

Property and equipment, net	231.5	127.2	14.0	—	372.7
Investments in subsidiaries	6,382.2	—	—	(6,382.2)	—
Intercompany	—	3,214.0	—	(3,214.0)	—
Goodwill	2,921.4	2,538.8	26.0	—	5,486.2
Other intangible assets, net	1,426.2	294.8	4.0	—	1,725.0
Other assets	20.6	10.1	1.9	—	32.6

Total assets	$12,863.2	$7,137.8	$153.0	$(9,596.2)	$10,557.8

Claims and rebates payable	$2,664.9	$1.6	$—	$—	$2,666.5
Accounts payable	634.4	17.7	4.6	—	656.7
Accrued expenses	288.7	294.5	10.7	—	593.9
Current maturities of long-term debt	—	0.1	—	—	0.1

Total current liabilities	3,588.0	313.9	15.3	—	3,917.2

Long-term debt	2,493.7	—	—	—	2,493.7
Intercompany	3,094.8	—	119.2	(3,214.0)	—
Other liabilities	80.1	455.5	4.7	—	540.3
Stockholders’ equity	3,606.6	6,368.4	13.8	(6,382.2)	3,606.6

Total liabilities and stockholders’ equity	$12,863.2	$7,137.8	$153.0	$(9,596.2)	$10,557.8

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended March 31, 2011
Revenues	$7,173.1	$3,897.2	$24.2	$—	$11,094.5
Operating expenses	6,725.6	3,788.8	27.7	—	10,542.1

Operating income (loss)	447.5	108.4	(3.5)	—	552.4
Interest expense, net	(37.9)	(1.7)	0.3	—	(39.3)

Income (loss) before income taxes	409.6	106.7	(3.2)	—	513.1
Provision for income taxes	147.1	38.0	1.5	—	186.6

Net income (loss) from continuing operations	262.5	68.7	(4.7)	—	326.5
Equity in earnings of subsidiaries	64.0	—	—	(64.0)	—

Net income (loss)	$326.5	$68.7	$(4.7)	$(64.0)	$326.5

For the three months ended March 31, 2010
Revenues	$7,394.5	$3,722.7	$21.2	$—	$11,138.4
Operating expenses	7,051.6	3,607.9	24.2	—	10,683.7

Operating income (loss)	342.9	114.8	(3.0)	—	454.7
Interest expense, net	(39.6)	(1.5)	—	—	(41.1)

Income (loss) before income taxes	303.3	113.3	(3.0)	—	413.6
Provision for income taxes	110.3	42.7	—	—	153.0

Net income (loss) from continuing operations	193.0	70.6	(3.0)	—	260.6
Net loss from discontinued operations, net of tax	—	—	(0.4)	—	(0.4)
Equity in earnings of subsidiaries	67.2	—	—	(67.2)	—

Net income (loss)	$260.2	$70.6	$(3.4)	$(67.2)	$260.2

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended March 31, 2011
Net cash flows provided by (used in) operating activities	$99.8	$218.0	$(9.4)	$(64.0)	$244.4

Cash flows from investing activities:
Purchase of property and equipment	(15.2)	(2.4)	(1.9)	—	(19.5)
Other	—	1.4	0.3	—	1.7

Net cash used in investing activities	(15.2)	(1.0)	(1.6)	—	(17.8)

Cash flows from financing activities:
Tax benefit relating to employee stock compensation	13.0	—	—	—	13.0
Net proceeds from employee stock plans	2.6	—	—	—	2.6
Net transactions with parent	130.8	(216.9)	22.1	64.0	—

Net cash provided by (used in) financing activities	146.4	(216.9)	22.1	64.0	15.6

Effect of foreign currency translation adjustment	—	—	0.2	—	0.2

Net increase in cash and cash equivalents	231.0	0.1	11.3	—	242.4
Cash and cash equivalents at beginning of period	456.7	9.0	58.0	—	523.7

Cash and cash equivalents at end of period	$687.7	$9.1	$69.3	$—	$766.1

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended March 31, 2010
Net cash flows provided by (used in) operating activities	$291.3	$536.7	$—	$(67.2)	$760.8

Cash flows from investing activities:
Purchase of property and equipment	(17.7)	(15.9)	(0.1)	—	(33.7)
Other	3.3	(1.1)	3.0	—	5.2

Net cash (used in) provided by investing activities – continuing operations	(14.4)	(17.0)	2.9	—	(28.5)
Net cash used in investing activities – discontinued operations	—	—	(0.5)		(0.5)

Net cash (used in) provided by investing activities	(14.4)	(17.0)	2.4	—	(29.0)

Cash flows from financing activities:
Treasury stock acquired	(218.2)	—	—	—	(218.2)
Repayment of long-term debt	(180.0)	—	—	—	(180.0)
Tax benefit relating to employee stock compensation	26.7	—	—	—	26.7
Net proceeds from employee stock plans	10.7	—	—	—	10.7
Net transactions with parent	412.2	(489.0)	9.6	67.2	—

Net cash provided by (used in) financing activities	51.4	(489.0)	9.6	67.2	(360.8)

Effect of foreign currency translation adjustment	—	—	1.7	—	1.7

Net increase in cash and cash equivalents	328.3	30.7	13.7	—	372.7
Cash and cash equivalents at beginning of period	1,005.0	10.0	55.4	—	1,070.4

Cash and cash equivalents at end of period	$1,333.3	$40.7	$69.1	$—	$1,443.1

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
          See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 — “Business” and Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 16, 2011.

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
          Through our Emerging Markets (“EM”) segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics, fertility services to providers and patients, and healthcare account administration and implementation of consumer-directed healthcare solutions.
          Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and EM segments represented 99.3% of revenues for the three months ended March 31, 2011, and 99.4% for the same period of 2010.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
          Our results in the first quarter of 2011 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. While we saw lower claims volume during the first quarter of 2011, we expect utilization of the pharmacy benefit to improve as the U.S. economy recovers. In the first three months of 2011, we benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, higher generic fill rate (73.8% compared to 70.2% in the same period of 2010) and other actions which helped to reduce ingredient costs. In addition, through the research performed by us and guided by our Consumerology® Advisory Board, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.
          The positive trends we saw in 2010, including lower drug purchasing costs and increased generic usage, are expected to continue to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus continue to generate improvements in our results of operations in the future. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition. These projects include preparation for changes to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Medicare regulations and the Health Reform Laws.
CRITICAL ACCOUNTING POLICIES
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our critical accounting policies, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 16, 2011.

CLIENTS
          For the three months ended March 31, 2011, our top five clients collectively represented 57.1% of revenues. Our two largest clients, WellPoint and the DoD, represented approximately 29.2% and 21.7% of revenues for the three months ended March 31, 2011, respectively, and 28.1% and 18.7% of revenues for the three months ended March 31, 2010, respectively. None of our other clients accounted for 10% or more of our consolidated revenues during the three months ended March 31, 2011 or 2010.
RESULTS OF OPERATIONS
PBM OPERATING INCOME

	Three Months Ended
	March 31,
(in millions)	2011	2010

Product revenues
Network revenues(1)	$7,258.1	$7,514.9
Home delivery and specialty revenues(2)	3,407.1	3,230.6
Service revenues	73.5	65.9

Total PBM revenues	10,738.7	10,811.4
Cost of PBM revenues(1)	10,009.9	10,160.9

PBM gross profit	728.8	650.5
PBM SG&A expenses	184.7	199.9

PBM operating income	$544.1	$450.6

Network	148.8	149.0
Home delivery and specialty(2)	13.1	13.3

Total PBM Claims	161.9	162.3

Total adjusted PBM Claims(3)	186.0	186.5

(1)	Includes retail pharmacy co-payments of $1,526.5 million and $1,662.6 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.
          Product Revenues for the three months ended March 31, 2011: Network pharmacy revenues decreased by $256.8 million, or 3.4%, in the three months ended March 31, 2011 over the same period of 2010. Approximately $138.2 million of this decrease is due to the mix of prescriptions processed at network pharmacies, partially offset by inflation. Our network generic fill rate increased to 75.0% of total network claims in the first quarter of 2011 as compared to 71.3% in the same period of 2010. The remaining decrease, approximately $118.6 million, is due to lower U.S. claims volumes.
          Network claims include U.S. and Canada claims. Network claims remained relatively flat for the first three months of 2011 compared to the same period of 2010. A decrease in U.S. network claim volume was mostly offset by an increase in Canadian claim volume. Revenue related to Canadian claims represents administrative fees received for processing claims and is reflected in service revenues.
          Home delivery and specialty revenues increased $176.5 million, or 5.5%, in the three months ended March 31, 2011 from the same period in 2010 due primarily to inflation partially offset by a decrease in volume and the impact of higher generic penetration. Our home delivery generic fill rate increased to 61.8% of home delivery claims in the three months ended March 31, 2011 as compared to 59.4% in the same period of 2010.

          Cost of PBM revenues decreased $151.0 million, or 1.5%, in the three months ended March 31, 2011 from the same period of 2010 due primarily to better management of ingredient costs, decreased volume, an increase in the generic fill rate, and synergies realized from the rationalization of our operational footprint following the acquisition of WellPoint’s NextRx PBM business. Additionally, included in cost of PBM revenues for the three months ended March 31, 2010 is $25.9 million of integration costs related to the acquisition of NextRx. We do not expect any charges in 2011 and beyond related to the integration of NextRx.
          Our PBM gross profit increased $78.3 million, or 12.0%, for the three months ended March 31, 2011 as compared to the same period of 2010. Better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate were partially offset by the decrease in claims volume described above.
          Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended March 31, 2011 decreased by $15.2 million, or 7.6%, as compared to the same period of 2010 primarily as a result of decreases in management compensation as well as integration costs of $6.0 million during the first quarter of 2010 related to the acquisition of NextRx. We do not expect any charges in 2011 and beyond related to the integration of NextRx.
          PBM operating income increased $93.5 million, or 20.8%, for the three months ended March 31, 2011 as compared to the same period of 2010, based on the various factors described above.
EM OPERATING INCOME

	Three Months Ended
	March 31,
(in millions)	2011	2010(1)

Product revenues	$350.5	$324.0
Service revenues	5.3	3.0

Total EM revenues	355.8	327.0
Cost of EM revenues	339.1	314.3

EM gross profit	16.7	12.7
EM SG&A expenses	8.4	8.6

EM operating income	$8.3	$4.1

(1)	Our EM results for the three months ended March 31, 2010 have been adjusted for the discontinued operations of PMG.
          EM Continuing Operations: EM operating income increased by $4.2 million, or 102.4%, for the three months ended March 31, 2011 from the same period of 2010. The increase in operating income is due to an increase in volume across all lines of business within the segment.
OTHER (EXPENSE) INCOME
          Net interest expense decreased $1.8 million in the three months ended March 31, 2011 as compared to the same period of 2010. The decrease is primarily due to the repayment during 2010 of amounts outstanding under our prior credit facility.
PROVISION FOR INCOME TAXES
          Our effective tax rate from continuing operations decreased to 36.4% for the first quarter of 2011 from 37.0% for the same period of 2010 primarily due to a favorable resolution of an uncertain tax position in the first quarter of 2011 and changes in our state apportionment.

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
          Net loss from discontinued operations, net of tax, was zero for the three months ended March 31, 2011 compared to a loss of $0.4 million during the same period of 2010. The loss in 2010 is due to the discontinued operations of PMG, which was sold in 2010.
NET INCOME AND EARNINGS PER SHARE
          Net income for the three months ended March 31, 2011 increased $66.3 million, or 25.5%, over the same period of 2010 due to factors discussed above.
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
          Basic and diluted earnings per share increased 31.9% and 29.8%, respectively, for the three months ended March 31, 2011 over the same period of 2010. The increase is primarily due to operating results and treasury share repurchases during the second and third quarters of 2010.
EBITDA
          We have provided below a reconciliation of EBITDA from continuing operations to net income as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:
          EBITDA from continuing operations(1)

	Three Months Ended
	March 31,
(in millions, except per claim data)	2011	2010
Net income from continuing operations	$326.5	$260.6
Income taxes	186.6	153.0
Depreciation and amortization	62.9	58.7
Interest expense, net	39.3	41.1

EBITDA from continuing operations	615.3	513.4
Adjustments to EBITDA from continuing operations
Integration-related costs	—	31.9

Adjusted EBITDA from continuing operations	615.3	545.3
Total adjusted claims	186.1	186.6

Adjusted EBITDA per adjusted claim(2)	$3.31	$2.92

(1)	EBITDA from continuing operations is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

(2)	Adjusted EBITDA per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance and our ability to incur and service debt and make capital expenditures. We have calculated adjusted EBITDA excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA per adjusted claim is calculated by dividing adjusted EBITDA by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis. Adjusted EBITDA, and as a result, EBITDA per adjusted claim, are affected by the changes in claim volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING
          For the three months ended March 31, 2011, net cash provided by continuing operations decreased $515.6 million to $244.4 million compared to the same period of 2010. Changes in working capital resulted in cash outflow of $200.6 million in the three months ended March 31, 2011 compared to a cash inflow of $399.9 million over the same period of 2010, resulting in a total change of $600.5 million. The cash flow decrease was primarily related to the strong cash flow in the first quarter of 2010 as a result of the collection of receivables from pharmaceutical manufacturers and clients due to the acquisition of NextRx. This decrease was offset by an increase in net income from continuing operations of $65.9 million in the three months ended March 31, 2011 compared to the same period of 2010.
          Net cash used in investing activities decreased $11.2 million for the three months ended March 31, 2011 over the same period of 2010 primarily due to a decrease in capital expenditures of $14.2 million. Capital expenditures for the three months ended March 31, 2010 include $20.4 million related to our Technology & Innovation Center, which opened in the second quarter of 2010. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
          Net cash provided by financing activities was $15.6 million for the three months ended March 31, 2011 compared to net cash used of $360.8 million in the same period of 2010. During the three months ended March 31, 2011, we did not repurchase treasury shares, compared to repurchases of $218.2 million in the same period of 2010. Additionally, the three months ended March 31, 2010 included repayments of our Term loans of $180.0 million, which were repaid in full during the third quarter of 2010.
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
STOCK REPURCHASE PROGRAM
          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. There were no treasury share repurchases during the three months ended March 31, 2011. At March 31, 2011, there are 15.1 million shares remaining under this program. Our Board of Directors recently approved an increase to our stock repurchase program, subject to the completion of our previously announced debt issuance.
          Additional share repurchases, if any, will be made in such amounts and at such times, from time to time, as we deem appropriate based upon a variety of factors, including the share price, corporate and regulatory requirements and prevailing market and business conditions. Further, any such share repurchases may be made through market transactions, block trades, privately negotiated transactions or other means or a combination of the aforementioned.

BANK CREDIT FACILITY
          On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (none of which was outstanding as of March 31, 2011) available for general corporate purposes. Our credit agreement requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin ranging from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the credit agreement we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee will range from 0.20% to 0.30% depending on our consolidated leverage ratio.
          The credit agreement contains covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At March 31, 2011, we believe we were in compliance in all material respects with all covenants associated with our credit agreement.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At March 31, 2011, we had no obligations, net of cash, which were subject to variable rates of interest under our credit agreement.

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
          During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          The following developments have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.
•	Multi-District Litigation — As previously disclosed, on April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings. On January 10, 2011 and February 9, 2011, respectively, all of the claims asserted by plaintiffs in Central Laborers’ Welfare Fund, et al v. Express Scripts, Inc., et al (Case No.B04-1002240, United States District Court for the Southern District of Illinois) (filed September 27, 2004), and United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, et al v. National Prescription Administrators, Inc., et al. (Case No.04-CV-7472, United States District Court for the Southern District of New York) (filed September 21, 2004) were dismissed with prejudice, leaving only Local 153 (Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Case No.B05-1004036, United States District Court for the Eastern District of Missouri) (filed May 27, 2005)) as the purported class representative with respect to plaintiffs’ motion for class certification filed against us on July 14, 2010. On February 14, 2011, the Company filed its memorandum in opposition to Local 153’s motion for class certification. On March 3, 2011, in Fidelity Insurance Company, et al. v. Express Scripts, Inc., et al., (Case No. 4:03-CV-1521-HEA, United States District Court for the Eastern District of Missouri) (filed March 20, 2003), plaintiff stipulated to the dismissal of some of its claims.
•	Jerry Beeman, et al. v. Caremark, et al. (Case No.021327, United States District Court for the Central District of California). On March 8, 2011, oral argument was heard by the Ninth Circuit, and we are awaiting a decision.
•	Gary Miller Derivatively on behalf of nominal Defendant, Express Scripts, Inc. v. Stuart Bascomb, et al (Case No.042-08632, Missouri Circuit Court, City of St. Louis) (filed October 22, 2004). Judith Deserio, Derivatively on behalf of Nominal Defendant, Express Scripts, Inc. v. Stuart L. Bascomb, et al (filed December 22, 2004) was consolidated with Miller. On February 24, 2011, the Circuit Court for the City of St. Louis dismissed all claims against the Company with prejudice.
          Additional information regarding such matters is contained in Item 3 — Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

Item 1A. Risk Factors
          We have included below a revision to one of the General Risk Factors included in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010:
Pending and future litigation or other proceedings could subject us to significant monetary damages or penalties and/or require us to change our business practices, either of which could have a material adverse effect on our business operations and our financial results or condition.
          We are subject to risks relating to litigation, regulatory proceedings, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, services rendered in connection with our disease management offering, and our pharmaceutical services operations. A list of the significant proceedings pending against us is included under “Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010, including certain proceedings that purport to be class action lawsuits. These proceedings seek unspecified monetary damages and/or injunctive relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceeding. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance that it would not have a material adverse effect on our business and financial results, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following is a summary of our stock repurchasing activity during the three months ended March 31, 2011 (share data in millions):

			Total number of
			shares purchased	Maximum number of
			as part of a	shares
	Total number of	Average	publicly	that may yet be
	shares	price paid	announced	purchased under
Period	purchased	per share	program	the program

1/1/2011 — 1/31/2011	—	$—	—	15.1
2/1/2011 — 2/28/2011	—	—	—	15.1
3/1/2011 — 3/31/2011	—	—	—	15.1

First Quarter 2011 Total	—	$—	—

          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. There were no treasury share repurchases during the three months ended March 31, 2011. As of March 31, 2011, there are 15.1 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
Item 6. Exhibits
          (a) See Index to Exhibits below.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC. (Registrant)
Date: April 25, 2011	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: April 25, 2011	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. — Commission File Number 0-20199)

Exhibit
Number	Exhibit
2.1[3]	Stock and Interest Purchase Agreement among the Company and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009 filed February 24, 2010.

3.2	Third Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed April 28, 2010.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974).

4.2	Rights Agreement dated as of July 25, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001 (the “Rights Agreement”).

4.3	Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

4.4	Amendment No. 2 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated December 18, 2009, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009.

4.5	Amendment No. 3 to the Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent, dated as of March 7, 2011, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2011.

11.1	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)

12.1[1]	Statement regarding computation of ratio of earnings to fixed charges.

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1[2]	XBRL Taxonomy Instance Document.

Exhibit
Number	Exhibit
101.2[2]	XBRL Taxonomy Extension Schema Document.

101.3[2]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[2]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[2]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[2]	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

2	Furnished, not filed.

3	The Stock and Interest Purchase Agreement (the “Agreement”) has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other financial information about the Company, WellPoint, or their respective subsidiaries and affiliates. The representations and warranties in the Agreement are the product of negotiations among the Company and WellPoint and are for the sole benefit of the Company and WellPoint in accordance with and subject to the terms of the Agreement, and are not necessarily intended as characterizations of actual facts or circumstances as of the date of the Agreement or as of any other date. In addition, the representations and warranties in the Agreement may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Agreement, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company and WellPoint.