Form 10-Q
period 2011-06-30
EXPRESS SCRIPTS INC
filed 2011-07-29
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common stock outstanding as of June 30, 2011:	488,205,000 Shares

EXPRESS SCRIPTS, INC.
INDEX

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

a) Unaudited Consolidated Balance Sheet	3

b) Unaudited Consolidated Statement of Operations	4

c) Unaudited Consolidated Statement of Changes in Stockholders’ Equity	5

d) Unaudited Consolidated Statement of Cash Flows	6

e) Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II Other Information	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities — (Not Applicable)

Item 4. Removed and Reserved

Item 5. Other Information — (Not Applicable)

Item 6. Exhibits	35

Signatures	36

Index to Exhibits	37
EX-4.6
EX-4.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	June 30,	December 31,
(in millions, except share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$291.0	$523.7
Restricted cash and investments	15.9	16.3
Receivables, net	1,939.4	1,720.9
Inventories	331.6	382.4
Deferred taxes	43.3	86.0
Prepaid expenses	39.6	177.6
Other current assets	35.7	34.4

Total current assets	2,696.5	2,941.3
Property and equipment, net	369.8	372.7
Goodwill	5,486.8	5,486.2
Other intangible assets, net	1,656.2	1,725.0
Other assets	28.6	32.6

Total assets	$10,237.9	$10,557.8

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$2,530.9	$2,666.5
Accounts payable	745.6	656.7
Accrued expenses	487.2	593.9
Current maturities of long-term debt	999.8	0.1

Total current liabilities	4,763.5	3,917.2
Long-term debt	3,088.7	2,493.7
Other liabilities	557.7	540.3

Total liabilities	8,409.9	6,951.2

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 shares authorized, $0.01 par value per share; shares issued: 690,577,000 and 690,231,000, respectively; shares outstanding: 488,205,000 and 528,069,000, respectively	6.9	6.9
Additional paid-in capital	2,406.8	2,354.4
Accumulated other comprehensive income	20.7	19.8
Retained earnings	6,030.5	5,369.8

	8,464.9	7,750.9
Common stock in treasury at cost, 202,372,000 and 162,162,000 shares, respectively	(6,636.9)	(4,144.3)

Total stockholders’ equity	1,828.0	3,606.6

Total liabilities and stockholders’ equity	$10,237.9	$10,557.8

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2011	2010	2011	2010
Revenues [1]	$11,361.4	$11,288.8	$22,455.9	$22,427.2
Cost of revenues [1]	10,577.3	10,531.3	20,926.3	21,006.5

Gross profit	784.1	757.5	1,529.6	1,420.7
Selling, general and administrative	204.8	227.2	397.9	435.7

Operating income	579.3	530.3	1,131.7	985.0

Other (expense) income:
Interest income	1.5	0.5	1.9	2.2
Interest expense	(50.3)	(42.0)	(90.0)	(84.8)

	(48.8)	(41.5)	(88.1)	(82.6)

Income before income taxes	530.5	488.8	1,043.6	902.4
Provision for income taxes	196.3	181.5	382.9	334.5

Net income from continuing operations	334.2	307.3	660.7	567.9
Net loss from discontinued operations, net of tax	—	(17.4)	—	(17.8)

Net income	$334.2	$289.9	$660.7	$550.1

Weighted average number of common shares outstanding during the period:
Basic	502.6	544.5	515.7	547.1
Diluted	507.0	550.1	520.3	552.9

Basic earnings (loss) per share:
Continuing operations	$0.66	$0.56	$1.28	$1.04
Discontinued operations	—	(0.03)	—	(0.03)
Net earnings	0.66	0.53	1.28	1.01

Diluted earnings (loss) per share:
Continuing operations	$0.66	$0.56	$1.27	$1.03
Discontinued operations	—	(0.03)	—	(0.03)
Net earnings	0.66	0.53	1.27	0.99

[1]	Includes retail pharmacy co-payments of $1,457.1 million and $1,547.3 million for the three months ended June 30, 2011 and 2010, respectively and $2,983.6 million and $3,209.9 million for the six months ended June 30, 2011 and 2010, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number
	of Shares	Amount
				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
(in millions)	Stock	Stock	Capital	Income	Earnings	Stock	Total

Balance at December 31, 2010	690.2	$6.9	$2,354.4	$19.8	$5,369.8	$(4,144.3)	$3,606.6
Comprehensive income:
Net income	—	—	—	—	660.7	—	660.7
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	0.9	—	—	0.9

Comprehensive income	—	—	—	0.9	660.7	—	661.6
Treasury stock acquired	—	—	—	—	—	(2,515.7)	(2,515.7)
Changes in stockholders’ equity related to employee stock plans	0.4	—	52.4	—	—	23.1	75.5

Balance at June 30, 2011	690.6	$6.9	$2,406.8	$20.7	$6,030.5	$(6,636.9)	$1,828.0
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(in millions)	2011	2010
Cash flows from operating activities:
Net income	$660.7	$550.1
Net loss from discontinued operations, net of tax	—	17.8

Net income from continuing operations	660.7	567.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.2	119.2
Non-cash adjustments to net income	126.8	78.0
Changes in operating assets and liabilities:
Accounts receivable	(223.6)	822.1
Claims and rebates payable	(135.6)	(255.7)
Other net changes in operating assets and liabilities	148.6	104.9

Net cash provided by operating activities—continuing operations	703.1	1,436.4
Net cash provided by operating activities—discontinued operations	—	12.4

Net cash flows provided by operating activities	703.1	1,448.8

Cash flows from investing activities:
Purchases of property and equipment	(54.1)	(51.1)
Other	2.4	2.7

Net cash used in investing activities — continuing operations	(51.7)	(48.4)
Net cash used in investing activities — discontinued operations	—	(0.8)

Net cash used in investing activities	(51.7)	(49.2)

Cash flows from financing activities:
Treasury stock acquired	(2,515.7)	(528.7)
Proceeds from long-term debt, net of discounts	1,494.0	—
Proceeds from revolving credit line, net	100.0	—
Tax benefit relating to employee stock compensation	25.9	30.8
Net proceeds from employee stock plans	23.1	16.7
Deferred financing fees	(10.9)	—
Repayment of long-term debt	(0.1)	(360.0)

Net cash used in financing activities	(883.7)	(841.2)

Effect of foreign currency translation adjustment	(0.4)	2.4

Net (decrease) increase in cash and cash equivalents	(232.7)	560.8
Cash and cash equivalents at beginning of period	523.7	1,070.4

Cash and cash equivalents at end of period	$291.0	$1,631.2

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
     We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet at June 30, 2011, the unaudited consolidated statement of operations for the three and six months ended June 30, 2011 and 2010, the unaudited consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2011, and the unaudited consolidated statement of cash flows for the six months ended June 30, 2011 and 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     New Accounting Guidance. In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Adoption of the standard will impact the presentation of certain information within the financial statements, but is not expected to have an impact on our financial position, results of operations, or cash flows.
     In May 2011, the FASB issued authoritative guidance containing changes to certain aspects of the measurement of fair value of assets and liabilities and requiring additional disclosures around assets and liabilities measured at fair value using Level 3 inputs (see Note 2 below) as well as disclosures about the use of nonfinancial assets measured or disclosed at fair value if their use differs from their highest and best use. This statement is effective for financial statements issued for annual periods beginning on or after December 15, 2011. Adoption of the standard is not expected to have an impact on our financial position, results of operations, or cash flows.
Note 2 — Fair value measurements
     Accounting guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     Financial assets accounted for at fair value on a recurring basis include cash equivalents of $169.5 million and $426.3 million, restricted cash and investments of $15.9 million and $16.3 million, and trading securities (included in other assets) of $14.4 million and $13.5 million at June 30, 2011 and December 31, 2010, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

3.125% senior notes due 2016, net of unamortized discount	$1,494.1	$1,494.1	$—	$—
5.25% senior notes due 2012, net of unamortized discount	999.7	1,070.0	999.6	1,056.0
6.25% senior notes due 2014, net of unamortized discount	997.3	1,122.5	996.9	1,116.0
7.25% senior notes due 2019, net of unamortized discount	497.2	602.3	497.1	586.3

Total	$3,988.3	$4,288.9	$2,493.6	$2,758.3
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
Note 3 — Discontinued Operations
     During the second quarter of 2010, we concluded that our Phoenix Marketing Group (“PMG”) line of business was no longer core to our future operations and committed to a plan to dispose of the business. As a result, PMG was classified as a discontinued operation beginning in the second quarter of 2010. Prior to being classified as a discontinued operation, PMG was included in our Emerging Markets (“EM”) segment. PMG was headquartered in Lincoln Park, New Jersey and provided outsourced distribution and verification services to pharmaceutical manufacturers. The results of operations for PMG are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations in accordance with applicable accounting guidance. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying unaudited consolidated statements of cash flows. In the third quarter of 2010, we completed the sale of PMG.
     Certain information with respect to discontinued operations for the three and six months ended June 30, 2011 and 2010 is summarized below.

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Revenues	$—	$5.8	$—	$11.3
Net loss from discontinued operations, net of tax	—	(17.4)	—	(17.8)
Income tax benefit from discontinued operations	$—	$(10.3)	$—	$(10.4)

Note 4 — Goodwill and other intangible assets
     The following is a summary of our goodwill and other intangible assets for our two reportable segments Pharmacy Benefit Management (“PBM”) and EM:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill
PBM	$5,462.1	$(107.6)	$5,354.5	$5,461.3	$(107.4)	$5,353.9
EM	132.3	—	132.3	132.3	—	132.3

	$5,594.4	$(107.6)	$5,486.8	$5,593.6	$(107.4)	$5,486.2

Other intangible assets
PBM
Customer contracts	$2,018.9	$(420.7)	$1,598.2	$2,018.7	$(346.4)	$1,672.3
Other	31.7	(7.4)	24.3	20.8	(5.0)	15.8

	2,050.6	(428.1)	1,622.5	2,039.5	(351.4)	1,688.1

EM
Customer relationships	68.4	(35.4)	33.0	68.4	(32.2)	36.2
Other	0.7	—	0.7	0.7	—	0.7

	69.1	(35.4)	33.7	69.1	(32.2)	36.9

Total other intangible assets	$2,119.7	$(463.5)	$1,656.2	$2,108.6	$(383.6)	$1,725.0

     The aggregate amount of amortization expense of other intangible assets for our continuing operations was $40.1 million and $40.0 million for the three months ended June 30, 2011 and 2010, respectively and $79.8 million and $80.0 million for the six months ended June 30, 2011 and 2010, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for the three months ended June 30, 2011 and 2010 and $57.0 million for the six months ended June 30, 2011 and 2010. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $160.3 million for 2011, $160.3 million for 2012, $159.1 million for 2013, $153.5 million for 2014 and $135.3 million for 2015. The weighted average amortization period of intangible assets subject to amortization is 15 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and 3 to 10 years for other intangible assets.
     A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM	Total

Balance at December 31, 2010	$5,353.9	$132.3	$5,486.2
Foreign currency translation	0.6	—	0.6

Balance at June 30, 2011	$5,354.5	$132.3	$5,486.8

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011(1)	2010	2011(1)	2010

Weighted average number of common shares outstanding during the period — Basic EPS(2)	502.6	544.5	515.7	547.1
Dilutive common stock equivalents: (3)
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(2)	4.4	5.6	4.6	5.8

Weighted average number of common shares outstanding during the period — Diluted EPS(2)	507.0	550.1	520.3	552.9

(1)	The decrease in weighted average number of common shares outstanding for the three and six months ended June 30, 2011 for Basic and Diluted EPS resulted from the 26.9 million treasury shares repurchased in the year ended December 31, 2010 and the 42.4 million treasury shares repurchased during the first six months of 2011.

(2)	Excludes awards of 2.6 million and 2.5 million for the three months ended June 30, 2011 and 2010, respectively and 2.8 million for the six months ended both June 30, 2011 and 2010. These were excluded because their effect was anti-dilutive.

(3)	Dilutive common stock equivalents do not include the 2.7 million shares that we would receive if the Accelerated Share Repurchase agreement discussed in Note 7 were settled as of June 30, 2011. These were excluded because their effect was anti-dilutive.
Note 6 — Financing
     Long-term debt consists of:

	June 30,	December 31,
(in millions)	2011	2010

3.125% senior notes due 2016, net of unamortized discount	$1,494.1	$—
5.25% senior notes due 2012, net of unamortized discount	999.7	999.6
6.25% senior notes due 2014, net of unamortized discount	997.3	996.9
7.25% senior notes due 2019, net of unamortized discount	497.2	497.1
Revolving credit facility due August 13, 2013	100.0	—
Other	0.2	0.2

Total debt	4,088.5	2,493.8

Less current maturities	999.8	0.1

Long-term debt	$3,088.7	$2,493.7

     On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million ($100.0 million of which was outstanding as of June 30, 2011) available for general corporate purposes. Our credit agreement requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin ranging from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the credit agreement we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee will range from 0.20% to 0.30% depending on our consolidated leverage ratio.
     The credit agreement contains covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At June 30, 2011, we believe we were in compliance in all material respects with all covenants associated with our credit agreement.
     On May 2, 2011, we issued $1.5 billion aggregate principal amount of 3.125% Senior Notes due 2016 (“2016 Senior Notes”). The 2016 Senior Notes require interest to be paid semi-annually on May 15 and November 15. We may redeem some or all of the 2016 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any 2016 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The 2016 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.
     Financing costs of $10.9 million for the issuance of the 2016 Senior Notes are being amortized over 5 years and are reflected in other intangible assets, net in the accompanying unaudited consolidated balance sheet. We used the net proceeds to repurchase treasury shares.
Note 7 — Common stock
     On May 27, 2011, we entered into agreements to repurchase shares of our common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (ASR) agreement. Upon payment of the purchase price on May 27, 2011, we received 29.4 million shares of our common stock at a price of $59.53 per share. At the conclusion of the ASR program, we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the daily volume-weighted average price of our common stock over a period beginning after the effective date of the ASR agreements and ending on or before December 16, 2011, subject to extension in accordance with the terms of the agreements. The agreements are subject to an accelerated settlement provision at the option of the investment bank. If the mean daily volume-weighted average price of our common stock, less a discount (the “forward price”), during the term of the ASR program falls below $59.53 per share, the investment bank would be required to deliver additional shares to us. If the forward price rises above $59.53 per share, we would be required to deliver cash or shares, at our option, to the investment bank. Under the terms of the contract, the maximum number of shares that could be received or delivered under the contracts is 58.8 million. As of June 30, 2011, based on the daily volume-weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver 2.7 million shares to us. These shares were not included in the calculation of diluted weighted average common shares outstanding during the period because their effect was anti-dilutive.
     The ASR agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contracts are classified as equity instruments under applicable accounting guidance and were deemed to have a fair value of zero at the effective date. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements.
     In addition to the shares repurchased through the ASR, we repurchased 13.0 million shares under our existing stock repurchase program using internally generated cash during the three and six months ended June 30, 2011 for $765.7 million. Repurchases during the quarter were financed primarily with the proceeds from our 2016 Senior Notes discussed in Note 6, in addition to internally generated cash. Additionally, during the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program of 50 million shares.
Note 8 — Stock-based compensation plans
     In March 2011, the Board of Directors adopted the Express Scripts, Inc. 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by our stockholders in May 2011 and became effective June 1, 2011. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards, and other types of awards. The maximum number of shares available for awards under the 2011 LTIP is 30 million. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2011 LTIP is 10 years. Subsequent to the effective date of the 2011 LTIP, no additional awards will be granted under the 2000 Long-Term Incentive Plan (“2000 LTIP”), which provided for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. As of June 30, 2011, no grants have been made under the 2011 LTIP.

     Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units, and performance share awards. Awards are typically settled using treasury shares. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the first six months of 2011, we granted 2,311,000 stock options under the 2000 LTIP with a weighted average fair market value of $17.72. The SSRs and stock options granted under both the 2000 LTIP and 2011 LTIP have three-year graded vesting.
     During the first six months of 2011, we granted to certain officers and employees approximately 259,000 restricted stock units and performance shares under the 2000 LTIP with a weighted average fair market value of $56.53. The restricted stock units granted under both the 2000 LTIP and the 2011 LTIP have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original amount of performance share grants is subject to a multiplier of 2.5 based on certain performance metrics. During the first six months of 2011, approximately 215,000 additional performance shares were granted to certain officers for exceeding certain performance metrics. The total number of non-vested restricted stock and performance share awards was 774,000 at June 30, 2011 and 950,000 at December 31, 2010.
     We recognized stock-based compensation expense of $13.4 million and $12.2 million in the three months ended June 30, 2011 and 2010, respectively and $25.3 million and $24.1 million in the six months ended June 30, 2011 and 2010, respectively. Unamortized stock-based compensation as of June 30, 2011 was $41.3 million for stock options and SSRs and $23.0 million for restricted stock and performance shares.
     The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2011	2010	2011	2010

Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	0.9%-2.0%	1.4%-2.4%	0.9%-2.2%	1.3%-2.4%
Expected volatility of stock	36%-38%	36%-37%	36%-39%	36%-40%
Expected dividend yield	None	None	None	None
Note 9 — Contingencies
     We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative accounting guidance, if the range of probable loss is broad, the liability accrued should be based on the lower end of the range.
     In the ordinary course of business there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the six months ending June 30, 2011 and 2010.
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
Note 10 — Segment information
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
     Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three and six months ended June 30, 2011 and 2010.

(in millions)	PBM	EM	Total

For the three months ended June 30, 2011
Product revenues:
Network revenues(1)	$7,389.0	$—	$7,389.0
Home delivery and specialty revenues(2)	3,518.6	—	3,518.6
Other revenues	—	382.6	382.6
Service revenues	65.9	5.3	71.2

Total revenues	10,973.5	387.9	11,361.4
Depreciation and amortization expense	61.2	2.1	63.3
Operating income	569.2	10.1	579.3
Interest income			1.5
Interest expense			(50.3)

Income before income taxes			530.5
Capital expenditures	33.7	0.9	34.6

(in millions)	PBM	EM	Total

For the three months ended June 30, 2010
Product revenue:
Network revenues(1)	$7,590.6	$—	$7,590.6
Home delivery and specialty revenues(2)	3,295.2	—	3,295.2
Other revenues	—	334.2	334.2
Service revenues	65.8	3.0	68.8

Total revenues	10,951.6	337.2	11,288.8
Depreciation and amortization expense	58.5	2.0	60.5
Operating income	525.4	4.9	530.3
Interest income			0.5
Interest expense			(42.0)

Income before income taxes			488.8
Capital expenditures	16.3	1.1	17.4

For the six months ended June 30, 2011
Product revenues:
Network revenues(1)	$14,647.1	$—	$14,647.1
Home delivery and specialty revenues(2)	6,925.7	—	6,925.7
Other revenues	—	733.1	733.1
Service revenues	139.4	10.6	150.0

Total revenues	21,712.2	743.7	22,455.9
Depreciation and amortization expense	122.0	4.2	126.2
Operating income	1,113.3	18.4	1,131.7
Interest income			1.9
Interest expense			(90.0)

Income before income taxes			1,043.6
Capital expenditures	52.8	1.3	54.1

For the six months ended June 30, 2010
Product revenue:
Network revenues(1)	$15,105.5	$—	$15,105.5
Home delivery and specialty revenues(2)	6,525.8	—	6,525.8
Other revenues	—	658.2	658.2
Service revenues	131.7	6.0	137.7

Total revenues	21,763.0	664.2	22,427.2
Depreciation and amortization expense	115.2	4.0	119.2
Operating income	976.0	9.0	985.0
Interest income			2.2
Interest expense			(84.8)

Income before income taxes			902.4
Capital expenditures	49.8	1.3	51.1

(1)	Includes retail pharmacy co-payments of $1,457.1 million and $1,547.3 million for the three months ended June 30, 2011 and 2010, respectively and $2,983.6 million and $3,209.9 million for the six months ended June 30, 2011 and 2010, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.

     The following table presents balance sheet information about our reportable segments:

(in millions)	PBM	EM	Total

Total Assets
As of June 30, 2011	$9,709.1	$528.8	$10,237.9

As of December 31, 2010	$10,078.4	$479.4	$10,557.8
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
     The following table shows the percentage of total revenue represented by our top five clients and clients representing 10% or greater of our consolidated revenue for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

WellPoint	29.9%	28.6%	29.6%	28.4%
Department of Defense (“DoD”)	21.7%	19.1%	21.7%	18.9%
Other	6.3%	6.4%	6.2%	6.2%

Top five clients	57.9%	54.1%	57.5%	53.5%
     None of our other clients accounted for 10% or more of our consolidated revenues during the three and six months ended June 30, 2011 or 2010.
     Revenues earned by our Canadian PBM totaled $15.5 million and $12.8 million for the three months ended June 30, 2011 and 2010, respectively and $30.9 million and $25.0 million for the six months ended June 30, 2011 and 2010, respectively. All other revenues were earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $16.8 million and $16.7 million as of June 30, 2011 and December 31, 2010, respectively. All other long-lived assets are domiciled in the United States.
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

(v)	Express Scripts, Inc. and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of June 30, 2011
Cash and cash equivalents	$198.7	$3.2	$89.1	$—	$291.0
Restricted cash and investments	—	11.2	4.7	—	15.9
Receivables, net	1,322.3	605.7	11.4	—	1,939.4
Other current assets	24.6	388.7	36.9	—	450.2

Total current assets	1,545.6	1,008.8	142.1	—	2,696.5

Property and equipment, net	236.5	118.0	15.3	—	369.8
Investments in subsidiaries	6,558.0	—	—	(6,558.0)	—
Intercompany	—	3,525.7	—	(3,525.7)	—
Goodwill	2,921.4	2,538.8	26.6	—	5,486.8
Other intangible assets, net	1,376.5	275.8	3.9	—	1,656.2
Other assets	23.5	4.2	0.9	—	28.6

Total assets	$12,661.5	$7,471.3	$188.8	$(10,083.7)	$10,237.9

Claims and rebates payable	$2,530.5	$0.4	$—	$—	$2,530.9
Accounts payable	726.4	16.4	2.8	—	745.6
Accrued expenses	58.4	416.2	12.6	—	487.2
Current maturities of long-term debt	999.8	—	—	—	999.8

Total current liabilities	4,315.1	433.0	15.4	—	4,763.5

Long-term debt	3,088.7	—	—	—	3,088.7
Intercompany	3,368.2	—	157.5	(3,525.7)	—
Other liabilities	61.5	493.9	2.3	—	557.7
Stockholders’ equity	1,828.0	6,544.4	13.6	(6,558.0)	1,828.0

Total liabilities and stockholders’ equity	$12,661.5	$7,471.3	$188.8	$(10,083.7)	$10,237.9

As of December 31, 2010
Cash and cash equivalents	$456.7	$9.0	$58.0	$—	$523.7
Restricted cash and investments	—	11.7	4.6	—	16.3
Receivables, net	1,175.6	536.2	9.1	—	1,720.9
Other current assets	249.0	396.0	35.4	—	680.4

Total current assets	1,881.3	952.9	107.1	—	2,941.3

Property and equipment, net	231.5	127.2	14.0	—	372.7
Investments in subsidiaries	6,382.2	—	—	(6,382.2)	—
Intercompany	—	3,214.0	—	(3,214.0)	—
Goodwill	2,921.4	2,538.8	26.0	—	5,486.2
Other intangible assets, net	1,426.2	294.8	4.0	—	1,725.0
Other assets	20.6	10.1	1.9	—	32.6

Total assets	$12,863.2	$7,137.8	$153.0	$(9,596.2)	$10,557.8

Claims and rebates payable	$2,664.9	$1.6	$—	$—	$2,666.5
Accounts payable	634.4	17.7	4.6	—	656.7
Accrued expenses	288.7	294.5	10.7	—	593.9
Current maturities of long-term debt	—	0.1	—	—	0.1

Total current liabilities	3,588.0	313.9	15.3	—	3,917.2

Long-term debt	2,493.7	—	—	—	2,493.7
Intercompany	3,094.8	—	119.2	(3,214.0)	—
Other liabilities	80.1	455.5	4.7	—	540.3
Stockholders’ equity	3,606.6	6,368.4	13.8	(6,382.2)	3,606.6

Total liabilities and stockholders’ equity	$12,863.2	$7,137.8	$153.0	$(9,596.2)	$10,557.8

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended June 30, 2011
Revenues	$7,239.1	$4,084.2	$38.1	$—	$11,361.4
Operating expenses	6,820.2	3,930.0	31.9	—	10,782.1

Operating income	418.9	154.2	6.2	—	579.3
Interest expense, net	(47.5)	(1.3)	—	—	(48.8)

Income before income taxes	371.4	152.9	6.2	—	530.5
Provision for income taxes	136.4	58.0	1.9	—	196.3

Net income from continuing operations	235.0	94.9	4.3	—	334.2
Equity in earnings of subsidiaries	99.2	—	—	(99.2)	—

Net income (loss)	$334.2	$94.9	$4.3	$(99.2)	$334.2

For the three months ended June 30, 2010
Revenues	$7,467.2	$3,800.1	$21.5	$—	$11,288.8
Operating expenses	7,051.0	3,685.3	22.2	—	10,758.5

Operating income (loss)	416.2	114.8	(0.7)	—	530.3
Interest (expense) income, net	(40.1)	(1.5)	0.1	—	(41.5)

Income (loss) before income taxes	376.1	113.3	(0.6)	—	488.8
Provision for income taxes	141.4	40.4	(0.3)	—	181.5

Net income (loss) from continuing operations	234.7	72.9	(0.3)	—	307.3
Net loss from discontinued operations, net of tax	—	—	(17.4)	—	(17.4)
Equity in earnings of subsidiaries	55.2	—	—	(55.2)	—

Net income (loss)	$289.9	$72.9	$(17.7)	$(55.2)	$289.9

For the six months ended June 30, 2011
Revenues	$14,412.2	$7,981.4	$62.3	$—	$22,455.9
Operating expenses	13,545.8	7,718.8	59.6	—	21,324.2

Operating income	866.4	262.6	2.7	—	1,131.7
Interest (expense) income, net	(85.4)	(3.0)	0.3	—	(88.1)

Income before income taxes	781.0	259.6	3.0	—	1,043.6
Provision for income taxes	283.5	96.0	3.4	—	382.9

Net income (loss) from continuing operations	497.5	163.6	(0.4)	—	660.7
Equity in earnings of subsidiaries	163.2	—	—	(163.2)	—

Net income (loss)	$660.7	$163.6	$(0.4)	$(163.2)	$660.7

For the six months ended June 30, 2010
Revenues	$14,861.7	$7,522.8	$42.7	$—	$22,427.2
Operating expenses	14,102.6	7,293.2	46.4	—	21,442.2

Operating income (loss)	759.1	229.6	(3.7)	—	985.0
Interest (expense) income, net	(79.7)	(3.0)	0.1	—	(82.6)

Income (loss) before income taxes	679.4	226.6	(3.6)	—	902.4
Provision for income taxes	251.7	83.1	(0.3)	—	334.5

Net income (loss) from continuing operations	427.7	143.5	(3.3)	—	567.9
Net loss from discontinued operations, net of tax	—	—	(17.8)	—	(17.8)
Equity in earnings of subsidiaries	122.4	—	—	(122.4)	—

Net income (loss)	$550.1	$143.5	$(21.1)	$(122.4)	$550.1

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the six months ended June 30, 2011

Net cash flows provided by (used in) operating activities	$573.2	$295.6	$(2.5)	$(163.2)	$703.1

Cash flows from investing activities:
Purchase of property and equipment	(46.2)	(4.1)	(3.8)	—	(54.1)
Other	—	2.1	0.3	—	2.4

Net cash used in investing activities	(46.2)	(2.0)	(3.5)	—	(51.7)

Cash flows from financing activities:
Treasury stock acquired	(2,515.7)	—	—	—	(2,515.7)
Proceeds from long-term debt, net of discounts	1,494.0	—	—	—	1,494.0
Proceeds from revolving credit line, net	100.0	—	—	—	100.0
Tax benefit relating to employee stock compensation	25.9	—	—	—	25.9
Net proceeds from employee stock plans	23.1	—	—	—	23.1
Deferred financing fees	(10.9)	—	—	—	(10.9)
Repayment of long-term debt	(0.1)	—	—	—	(0.1)
Net transactions with parent	98.7	(299.4)	37.5	163.2	—

Net cash (used in) provided by financing activities	(785.0)	(299.4)	37.5	163.2	(883.7)

Effect of foreign currency translation adjustment	—	—	(0.4)	—	(0.4)

Net (decrease) increase in cash and cash equivalents	(258.0)	(5.8)	31.1	—	(232.7)
Cash and cash equivalents at beginning of period	456.7	9.0	58.0	—	523.7

Cash and cash equivalents at end of period	$198.7	$3.2	$89.1	$—	$291.0

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the six months ended June 30, 2010

Net cash flows provided by (used in) operating activities	$977.9	$589.3	$4.0	$(122.4)	$1,448.8

Cash flows from investing activities:
Purchase of property and equipment	(29.2)	(21.4)	(0.5)	—	(51.1)
Other	11.6	(1.9)	(7.0)	—	2.7

Net cash used in investing activities — continuing operations	(17.6)	(23.3)	(7.5)	—	(48.4)
Net cash used in investing activities — discontinued operations	—	—	(0.8)	—	(0.8)

Net cash used in investing activities	(17.6)	(23.3)	(8.3)	—	(49.2)

Cash flows from financing activities:
Treasury stock acquired	(528.7)	—	—	—	(528.7)
Repayment of long-term debt	(360.0)	—	—	—	(360.0)
Tax benefit relating to employee stock compensation	30.8	—	—	—	30.8
Net proceeds from employee stock plans	16.7	—	—	—	16.7
Net transactions with parent	445.6	(567.5)	(0.5)	122.4	—

Net cash provided by (used in) financing activities	(395.6)	(567.5)	(0.5)	122.4	(841.2)

Effect of foreign currency translation adjustment	—	—	2.4	—	2.4

Net increase (decrease) in cash and cash equivalents	564.7	(1.5)	(2.4)	—	560.8
Cash and cash equivalents at beginning of period	1,005.0	10.0	55.4	—	1,070.4

Cash and cash equivalents at end of period	$1,569.7	$8.5	$53.0	$—	$1,631.2

Note 12 — Subsequent event
     On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Medco shareholders will receive total consideration of $29.1 billion composed of $71.36 per share in cash and stock (valued based on the closing price of our stock on July 20, 2011), including $28.80 in cash and 0.81 shares for each Medco share owned. Upon closing of the transaction, our shareholders are expected to own approximately 59% of the combined company and Medco shareholders are expected to own approximately 41%. The merger will combine the expertise of two complementary pharmacy benefit managers to accelerate efforts to lower the cost of prescription drugs and improve the quality of care. We anticipate the transaction to close in the first half of 2012. The merger is subject to regulatory clearance and Express Scripts’ and Medco’s shareholder approvals and other customary closing conditions. The transaction will be accounted for under the authoritative guidance for business combinations.

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
     STANDARD OPERATING FACTORS
•	our ability to remain profitable in a very competitive marketplace is dependent upon our ability to attract and retain clients while maintaining our margins, to differentiate our products and services from others in the marketplace, and to develop and cross sell new products and services to our existing clients.

•	our failure to anticipate and appropriately adapt to changes in the rapidly changing healthcare industry.

•	changes in applicable laws or regulations, or their interpretation or enforcement, or the enactment of new laws or regulations, which apply to our business practices (past, present or future) or require us to spend significant resources in order to comply.

•	changes to the healthcare industry designed to manage healthcare costs or alter healthcare financing practices.

•	changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D.

•	a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service within our operations or the operations of such vendors.

•	our failure to effectively execute on strategic transactions, or to integrate or achieve anticipated benefits from any acquired businesses.

•	the termination, or an unfavorable modification, of our relationship with one or more key pharmacy providers, or significant changes within the pharmacy provider marketplace.

•	the termination, or an unfavorable modification, of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers.

•	changes in industry pricing benchmarks.

•	results in pending and future litigation or other proceedings which would subject us to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings.

•	our failure to execute on, or other issues arising under, certain key client contracts.

•	the impact of our debt service obligations on the availability of funds for other business purposes, and the terms and our required compliance with covenants relating to our indebtedness.

•	our failure to attract and retain talented employees, or to manage succession and retention for our Chief Executive Officer or other key executives.

•	other risks described from time to time in our filings with the SEC.
     TRANSACTION-RELATED FACTORS
•	uncertainty as to whether we will be able to consummate the transaction with Medco Health Solutions, Inc. (“Medco”) on the terms set forth in the definitive merger agreement entered into on July 20, 2011 (the “Merger Agreement”).

•	the ability to obtain governmental approvals of the transaction with Medco.

•	uncertainty as to the actual value of total consideration to be paid in the transaction with Medco.

•	failure to realize the anticipated benefits of the transaction, including as a result of a delay in completing the transaction or a delay or difficulty in integrating the businesses of Express Scripts and Medco.

•	uncertainty as to the long-term value of Express Scripts Holding Company (currently known as Aristotle Holding, Inc.) common shares.

•	limitation on the ability of Express Scripts and Express Scripts Holding Company to incur new debt in connection with the transaction.

•	the expected amount and timing of cost savings and operating synergies.

•	failure to receive the approval of the stockholders of either Express Scripts or Medco for the transaction.
     See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 — “Business” and Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 16, 2011.

OVERVIEW
     As one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, we provide healthcare management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patients’ homes and physicians’ offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.
     Through our Emerging Markets (“EM”) segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics, fertility services to providers and patients, and healthcare account administration and implementation of consumer-directed healthcare solutions.
     Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and EM segments represented 99.4% and 99.3% of revenues for the three and six months ended June 30, 2011, respectively, and 99.4% for the same periods of 2010.
PROPOSED MERGER TRANSACTION
      On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Medco shareholders will receive total consideration of $29.1 billion composed of $71.36 per share in cash and stock (valued based on the closing price of our stock on July 20, 2011), including $28.80 in cash and 0.81 shares for each Medco share owned. Upon closing of the transactions under the Merger Agreement (the “Transaction”), our shareholders are expected to own approximately 59% of the combined company and Medco shareholders are expected to own approximately 41%. The merger will combine the expertise of two complementary pharmacy benefit managers to accelerate efforts to lower the cost of prescription drugs and improve the quality of care. We anticipate the transaction to close in the first half of 2012.
      Medco and Express Scripts have agreed to convene meetings of their respective stockholders to consider and vote upon approval of the Transaction. Express Scripts’ Board of Directors has recommended that Express Scripts’ stockholders approve the Merger Agreement and applicable elements of the Transaction.
      Consummation of the Transaction is subject to the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions, including (i) approval of the Merger Agreement by Medco’s stockholders and Express Scripts’ stockholders, (ii) the approval for listing on the Nasdaq Stock Market of the common stock of a new parent company for Express Scripts and Medco (“Parent”), (iii) the absence of any order prohibiting or restraining the merger, (iv) the effectiveness under the Securities Act of 1933 of a registration statement covering the shares of Parent common stock, (v) the receipt of certain regulatory consents, (vi) subject to certain exceptions, the accuracy of Medco’s and Express Scripts’ representations and warranties in the Merger Agreement, (vii) performance by Medco and Express Scripts of their respective obligations in the Merger Agreement, (viii) the absence of certain governmental appeals, and (ix) the delivery of customary opinions from counsel to Medco and Express Scripts to the effect that the Transaction will qualify as a tax-free exchange for federal income tax purposes.
EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
     Our results in the first half of 2011 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. We saw lower claims volume during the first half of 2011, and we expect claims utilization for the year ended December 31, 2011 to be consistent with utilization in 2010 as a result of negative market forces, discussed below. Offsetting these lower claims volumes, we benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, higher generic fill rate (73.9% compared to 70.8% in the same period of 2010) and other actions that helped to reduce ingredient costs during the first six months of 2011. In addition, through the research performed by us and guided by our Consumerology® Advisory Board, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.
     The positive trends we saw in recent quarters, including lower drug purchasing costs and increased generic usage, are expected to continue to offset the negative impact of various marketplace forces affecting pricing and plan structure and the current adverse economic environment, among other factors, and thus continue to generate improvements in our results of operations in the future. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition. These projects include preparation for changes to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Medicare regulations and the Health Reform Laws.
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

CLIENTS
     The following table shows the percentage of total revenue represented by our top five clients and clients representing 10% or greater of our consolidated revenue for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

WellPoint	29.9%	28.6%	29.6%	28.4%
Department of Defense (“DoD”)	21.7%	19.1%	21.7%	18.9%
Other	6.3%	6.4%	6.2%	6.2%

Top five clients	57.9%	54.1%	57.5%	53.5%
     None of our other clients accounted for 10% or more of our consolidated revenues during the three and six months ended June 30, 2011 or 2010.
RESULTS OF OPERATIONS
PBM OPERATING INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Product revenues
Network revenues(1)	$7,389.0	$7,590.6	$14,647.1	$15,105.5
Home delivery and specialty revenues(2)	3,518.6	3,295.2	6,925.7	6,525.8
Service revenues	65.9	65.8	139.4	131.7

Total PBM revenues	10,973.5	10,951.6	21,712.2	21,763.0
Cost of PBM revenues(1)	10,207.7	10,207.6	20,217.6	20,368.5

PBM gross profit	765.8	744.0	1,494.6	1,394.5
PBM SG&A expenses	196.6	218.6	381.3	418.5

PBM operating income	$569.2	$525.4	$1,113.3	$976.0

Claims
Network	148.0	151.0	296.8	300.0
Home delivery and specialty(2)	13.3	13.4	26.4	26.7

Total PBM Claims	161.3	164.4	323.2	326.7

Total adjusted PBM Claims(3)	185.6	189.0	371.6	375.5

(1)	Includes retail pharmacy co-payments of $1,457.1 million and $1,547.3 million for the three months ended June 30, 2011 and 2010, respectively, and $2,983.6 million and $3,209.9 million for the six months ended June 30, 2011 and 2010, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

     Product Revenues for the three months ended June 30, 2011: Network pharmacy revenues decreased by $201.6 million, or 2.7%, in the three months ended June 30, 2011 over the same period of 2010. Approximately $263.1 million of this decrease is due to lower U.S. claims volume. Revenue for the three months ended June 30, 2010 includes $30.0 million related to the amendment of a client contract which relieved us of certain contractual guarantees. This amount was originally accrued in the NextRx opening balance sheet and in accordance with business combination accounting guidance the reversal of the accrual was recorded in revenue upon amendment of the contract during the second quarter of 2010. These decreases were partially offset by price impacts of approximately $91.5 million. Price impacts were due primarily to inflation, partially offset by the mix of prescriptions processed at network pharmacies. Our network generic fill rate increased to 75.2% of total network claims in the first quarter of 2011 as compared to 72.5% in the same period of 2010.
     Network claims include U.S. and Canada claims. Network claims decreased slightly for the three months ended June 30, 2011 compared to the same period of 2010. A decrease in U.S. network claim volume was partially offset by an increase in Canadian claim volume. Revenue related to Canadian claims represents administrative fees received for processing claims and is reflected in service revenues.
     Home delivery and specialty revenues increased $223.4 million, or 6.8%, in the three months ended June 30, 2011 from the same period in 2010 due primarily to inflation partially offset by a decrease in volume and the impact of higher generic penetration. Our home delivery generic fill rate increased to 62.7% of home delivery claims in the three months ended June 30, 2011 as compared to 60.0% in the same period of 2010.
     Product Revenues for the six months ended June 30, 2011: Network pharmacy revenues decreased by $458.4 million, or 3.0%, in the six months ended June 30, 2011 over the same period of 2010. Approximately $381.7 million of this decrease is due to lower U.S. claims volume. An additional decrease of approximately $46.7 million is due to the mix of prescriptions processed at network pharmacies, partially offset by inflation. Our network generic fill rate increased to 75.1% of total network claims in the first six months of 2011 as compared to 71.9% in the same period of 2010. Revenue for the six months ended June 30, 2010 also includes $30.0 million related to the amendment of a client contract which relieved us of certain contractual guarantees. This amount was originally accrued in the NextRx opening balance sheet and in accordance with business combination accounting guidance the reversal of the accrual was recorded in revenue upon amendment of the contract during the second quarter of 2010.
     Network claims include U.S. and Canada claims. Network claims decreased slightly for the first six months of 2011 compared to the same period of 2010. A decrease in U.S. network claim volume was partially offset by an increase in Canadian claim volume. Revenue related to Canadian claims represents administrative fees received for processing claims and is reflected in service revenues.
     Home delivery and specialty revenues increased $399.9 million, or 6.1%, in the six months ended June 30, 2011 from the same period in 2010 due primarily to inflation partially offset by a decrease in volume and the impact of higher generic penetration. Our home delivery generic fill rate increased to 62.2% of home delivery claims in the six months ended June 30, 2011 as compared to 59.7% in the same period of 2010.
     Cost of PBM revenues increased $0.1 million, or less than 0.1%, and decreased $150.9 million, or 0.7%, in the three and six months ended June 30, 2011, respectively, from the same periods of 2010. The decrease in the six months ended June 30, 2011 is due primarily to better management of ingredient costs, decreased volume, an increase in the generic fill rate, and synergies realized from the rationalization of our operational footprint following the acquisition of WellPoint’s NextRx PBM business. Additionally, included in cost of PBM revenues for the three and six months ended June 30, 2010 is $21.7 million and $47.6 million, respectively, of integration costs related to the acquisition of NextRx. We do not expect any charges in 2011 and beyond related to the integration of NextRx.
     Our PBM gross profit increased $21.8 million, or 2.9%, and $100.1 million, or 7.2%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods of 2010. Better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate were partially offset by the decrease in claims volume due to the adverse economic environment as described above.

     Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended June 30, 2011 decreased by $22.0 million, or 10.1%, as compared to the same period of 2010 primarily as a result of decreases in management compensation as well as integration costs of $4.4 million during the second quarter of 2010 related to the acquisition of NextRx.
     SG&A for our PBM segment for the six months ended June 30, 2011 decreased by $37.2 million, or 8.9%, as compared to the same period of 2010 primarily as a result of decreases in management compensation as well as integration costs of $10.4 million during the first half of 2010 related to the acquisition of NextRx. We do not expect any charges in 2011 and beyond related to the integration of NextRx.
     PBM operating income increased $43.8 million, or 8.3% and $137.3 million, or 14.1% for the three and six months ended June 30, 2011 as compared to the same periods of 2010, based on the various factors described above.
EM OPERATING INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010(1)

Product revenues	$382.6	$334.2	$733.1	$658.2
Service revenues	5.3	3.0	10.6	6.0

Total EM revenues	387.9	337.2	743.7	664.2
Cost of EM revenues	369.6	323.7	708.7	638.0

EM gross profit	18.3	13.5	35.0	26.2
EM SG&A expenses	8.2	8.6	16.6	17.2

EM operating income	$10.1	$4.9	$18.4	$9.0

(1)	Our EM results for the six months ended June 30, 2010 have been adjusted for the discontinued operations of PMG.
     EM Continuing Operations: EM operating income increased by $5.2 million, or 106.1%, and $9.4 million, or 104.4% for the three and six months ended June 30, 2011 from the same periods of 2010. The increase in operating income is due to an increase in volume across all lines of business within the segment.
OTHER (EXPENSE) INCOME
     Net interest expense increased $7.3 million and $5.5 million in the three and six months ended June 30, 2011 as compared to the same period of 2010. The increase is primarily due to the 2016 Senior Notes issued in the second quarter of 2011, partially offset by the repayment during 2010 of amounts outstanding under our prior credit facility.
PROVISION FOR INCOME TAXES
     Our effective tax rate from continuing operations decreased to 37.0% and 36.7% for the three and six months ended June 30, 2011, respectively, as compared to 37.1% for the same periods of 2010 primarily due to changes in our unrecognized tax benefits and state apportionment.
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
     Net loss from discontinued operations, net of tax, was zero for the three and six months ended June 30, 2011 compared to a loss of $17.4 million and $17.8 million, respectively, during the same periods of 2010. The loss in 2010 is due primarily to the impairment charge (pre-tax) of $28.2 million related to the discontinued operations of PMG, which was sold in 2010.
NET INCOME AND EARNINGS PER SHARE
     Net income for the three and six months ended June 30, 2011 increased $44.3 million, or 15.3%, and $110.6 million, or 20.1%, respectively, over the same period of 2010 due to factors discussed above.

     Basic and diluted earnings per share increased 24.5% for the three months ended June 30, 2011 over the same period of 2010. For the six months ended June 30, 2011, basic and diluted earnings per share increased 26.7% and 28.3%, respectively, over the same period of 2010. The increase is primarily due to operating results and treasury share repurchases during the second and third quarters of 2010 and the second quarter of 2011.
EBITDA
     We have provided below a reconciliation of EBITDA from continuing operations to net income as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

	Three Months Ended		Six Months Ended
EBITDA from continuing operations(1)	June 30,		June 30,
(in millions, except per claim data)	2011	2010	2011	2010

Net income from continuing operations	$334.2	$307.3	$660.7	$567.9
Income taxes	196.3	181.5	382.9	334.5
Depreciation and amortization	63.3	60.5	126.2	119.2
Interest expense, net	48.8	41.5	88.1	82.6

EBITDA from continuing operations	642.6	590.8	1,257.9	1,104.2
Adjustments to EBITDA from continuing operations
Integration-related costs	—	26.1	—	58.0
Benefit related to client contract amendment	—	(30.0)	—	(30.0)

Adjusted EBITDA from continuing operations	642.6	586.9	1,257.9	1,132.2
Total adjusted claims	185.7	189.1	371.8	375.7

Adjusted EBITDA per adjusted claim(2)	$3.46	$3.10	$3.38	$3.01

(1)	EBITDA from continuing operations is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

(2)	Adjusted EBITDA per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance. We have calculated adjusted EBITDA excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA per adjusted claim is calculated by dividing adjusted EBITDA by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis. Adjusted EBITDA, and as a result, EBITDA per adjusted claim, are affected by the changes in claim volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING
     For the six months ended June 30, 2011, net cash provided by continuing operations decreased $733.3 million to $703.1 million compared to the same period of 2010. Changes in working capital resulted in cash outflow of $210.6 million in the six months ended June 30, 2011 compared to a cash inflow of $671.3 million over the same period of 2010, resulting in a total change of $881.9 million. The cash flow decrease was primarily related to the strong cash flow in the first half of 2010 as a result of the collection of receivables from pharmaceutical manufacturers and clients due to the acquisition of NextRx. This decrease was offset by an increase in net income from continuing operations of $110.6 million in the six months ended June 30, 2011 compared to the same period of 2010, as well as net inflows from non-cash adjustments to net income related to deferred taxes of $49.9 million.

     Net cash used in investing activities from continuing operations increased $3.3 million for the six months ended June 30, 2011 over the same period of 2010 primarily due to an increase in capital expenditures of $3.0 million. Capital expenditures for the six months ended June 30, 2011 include primarily infrastructure and technology upgrades. Capital expenditures for the six months ended June 30, 2010 include $26.3 million related to our Technology & Innovation Center, which opened in the second quarter of 2010. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
     Net cash used in financing activities increased $42.5 million for the six months ended June 30, 2011 compared to the same period of 2010. Cash outflows were primarily due to repurchases of treasury shares of $2,515.7 million in the first six months of 2011 compared to $528.7 million during the same period of 2010. This outflow was partially offset by inflows of $1,494.0 million related to the issuance of our 2016 Senior Notes, discussed below, and $100.0 million related to our revolving credit facility. Additionally, the six months ended June 30, 2010 included repayments of our Term loans of $360.0 million, which were repaid in full during the third quarter of 2010.
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
CHANGES IN BUSINESS
     On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Medco shareholders will receive total consideration of $29.1 billion composed of $71.36 per share in cash and stock (valued based on the closing price of our stock on July 20, 2011), including $28.80 in cash and 0.81 shares for each Medco share owned. Upon closing of the transactions under the Merger Agreement (the “Transaction”), our shareholders are expected to own approximately 59% of the combined company and Medco shareholders are expected to own approximately 41%. The merger will combine the expertise of two complementary pharmacy benefit managers to accelerate efforts to lower the cost of prescription drugs and improve the quality of care. We anticipate the transaction to close in the first half of 2012. The merger is subject to regulatory clearance and Express Scripts’ and Medco’s shareholder approvals and other customary closing conditions. The transaction will be accounted for under the authoritative guidance for business combinations.
     We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2011 or thereafter, other than the agreement discussed above.
STOCK REPURCHASE PROGRAM
     We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program in the amount of 50 million shares. During the three and six months ended June 30, 2011, we repurchased 13.0 million shares for $765.7 million under our stock repurchase program. An additional 29.4 million shares were acquired under an Accelerated Share Repurchase (“ASR”) agreement, discussed below. At June 30, 2011, there are 22.7 million shares remaining under this program.
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
ACCELERATED SHARE REPURCHASE
     On May 27, 2011, we entered into agreements to repurchase shares of our common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (ASR) agreement. Upon payment of the purchase price on May 27, 2011, we received 29.4 million shares of our common stock at a price of $59.53 per share. At the conclusion of the ASR program, we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the daily volume-weighted average price of our common stock over a period beginning after the effective date of the ASR agreements and ending on or before December 16, 2011, subject to extension in accordance with the terms of the agreements. The agreements are subject to an accelerated settlement provision at the option of the investment bank. If the mean daily volume-weighted average price of our common stock, less a discount (the “forward price”), during the term of the ASR program falls below $59.53 per share, the investment bank would be required to deliver additional shares to us. If the forward price rises above $59.53 per share, we would be required to deliver cash or shares, at our option, to the investment bank. Under the terms of the contract, the maximum number of shares that could be received or delivered under the contracts is 58.8 million. As of June 30, 2011, based on the daily volume-weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver 2.7 million shares to us. These shares were not included in the calculation of diluted weighted average common shares outstanding during the period because their effect was anti-dilutive.
     The ASR agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contracts are classified as equity instruments under applicable accounting guidance and were deemed to have a fair value of zero at the effective date. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements.
     In addition to the shares repurchased through the ASR, we repurchased 13.0 million shares under our existing stock repurchase program using internally generated cash during the three and six months ended June 30, 2011 for $765.7 million. Repurchases during the quarter were financed primarily with the proceeds from our 2016 Senior Notes discussed below, in addition to internally generated cash. Additionally, during the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program of 50 million shares.
BANK CREDIT FACILITY
     On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million ($100.0 million of which was outstanding as of June 30, 2011) available for general corporate purposes. Our credit agreement requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin ranging from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the credit agreement we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee will range from 0.20% to 0.30% depending on our consolidated leverage ratio.
     The credit agreement contains covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At June 30, 2011, we believe we were in compliance in all material respects with all covenants associated with our credit agreement.
BRIDGE FACILITY COMMITMENT LETTER
      On July 20, 2011, and in connection with entering into a definitive merger agreement with Medco, as discussed above, we entered into a commitment letter (the “Commitment Letter”) with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC (“CS Securities”) and Citigroup Global Markets Inc. (“Citi”). Under the Commitment Letter, CS is authorized to act as administrative agent, CS Securities and Citi are authorized to act as joint lead arrangers and joint bookrunners, and Citi is authorized to act as syndication agent. The Commitment Letter provides that, subject to the conditions set forth therein, CS and Citi (the ”Initial Lenders”) will each commit to provide 50% of an aggregate principal amount of $14 billion under a one-year unsecured term loan credit facility (the “Bridge Facility”). In the period leading up to the closing of the Transaction, we may pursue other financing opportunities to replace all or portions of the Bridge Facility, or, in the event that we draw upon the Bridge Facility, we may refinance all or a portion of the Bridge Facility at a later date. The proceeds from these borrowings may be used to pay a portion of the cash consideration to be paid in the Transaction and to pay related fees and expenses. The commitment to provide the Bridge Facility is subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions. We will pay certain customary fees and expenses in connection with obtaining the Bridge Facility.
SENIOR NOTES
     On May 2, 2011, we issued $1.5 billion aggregate principal amount of 3.125% Senior Notes due 2016 (“2016 Senior Notes”). The 2016 Senior Notes require interest to be paid semi-annually on May 15 and November 15. We may redeem some or all of the 2016 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any 2016 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The 2016 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.
     Financing costs of $10.9 million for the issuance of the 2016 Senior Notes are being amortized over 5 years and are reflected in other intangible assets, net in the accompanying unaudited consolidated balance sheet. We used the net proceeds to repurchase treasury shares.

     On June 9, 2009, we issued $2.5 billion of senior notes, including $1.0 billion aggregate principal amount of 5.25% senior notes due 2012; $1.0 billion aggregate principal amount of 6.25% senior notes due 2014 and $500 million aggregate principal amount of 7.25% senior notes due 2019. These senior notes require interest to be paid semi-annually on June 15 and December 15. We may redeem some or all of each series of these senior notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to any 2012 notes, 2014 notes and 2019 notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. These senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries.
     Financing costs of $13.3 million are being amortized over an average weighted period of 5.2 years and are reflected in other intangible assets, net in the unaudited consolidated balance sheet. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.
OTHER MATTERS
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Adoption of the standard will impact the presentation of certain information within the financial statements, but is not expected to have an impact on our financial position, results of operations, or cash flows.
     In May 2011, the FASB issued authoritative guidance containing changes to certain aspects of the measurement of fair value of assets and liabilities and requiring additional disclosures around assets and liabilities measured at fair value using Level 3 inputs as well as disclosures about the use of nonfinancial assets measured or disclosed at fair value if their use differs from their highest and best use. This statement is effective for financial statements issued for annual periods beginning on or after December 15, 2011. Adoption of the standard is not expected to have an impact on our financial position, results of operations, or cash flows.
      On June 21, 2011, Walgreen Co., a member of certain of our pharmacy provider networks, announced its then current intention to no longer participate in such networks following the expiration of our contract at the end of 2011. Contract negotiations with network pharmacy providers are part of the normal course of business, and we continue to reach out to Walgreen’s in an effort to proceed with good faith negotiations. Our retail networks consist of more than 60,000 pharmacy locations, and we would satisfy all client guarantees for access even without Walgreen’s in our networks.
IMPACT OF INFLATION
     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At June 30, 2011, we had no obligations, net of cash, which were subject to variable rates of interest under our credit agreement.
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

     During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          The following developments have occurred since the filing of our last Form 10-Q:
•	Multi-District Litigation — As previously disclosed, on April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings. On July 7, 2011, in Fidelity Insurance Company, et al. v. Express Scripts, Inc., et al., (Case No. 4:03-CV-1521-HEA, United States District Court for the Eastern District of Missouri) (filed March 20, 2003), plaintiff agreed to dismiss its claims against Express Scripts and Express Scripts agreed to accept a settlement sum in satisfaction of its counterclaim. On July 21, 2011, plaintiffs filed stipulations of dismissal with prejudice in Minshew v. Express Scripts, Inc., et al. (No. 4:02-cv-1503-HEA, United States District Court for the Eastern District of Missouri) (filed December 12, 2001), Cameron v. Express Scripts, Inc., et al. (No. 4:03-cv-001520-HEA, United States District Court for the Eastern District of Missouri) (filed October 23, 2003), and Mixon, et al. v. Express Scripts, Inc., et al. (No. 4:03-cv-1519-HEA, United States District Court for the Eastern District of Missouri) (filed October 23, 2003).
•	North Jackson Pharmacy, Inc., et al. v. Express Scripts, Inc. (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama) (filed October 1, 2003). This case purports to be a class action against the Company on behalf of independent pharmacies within the United States that assert that certain Express Scripts business practices violate the Sherman Antitrust Act, 15 U.S.C. § 1, et. seq. The suit seeks unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification was granted on March 3, 2006. Express Scripts filed a motion to decertify the class on January 16, 2007, which was fully briefed and argued and taken under submission by the court. Recently, the parties were ordered to submit supplemental briefs in support of the motion to decertify the class by July 29, 2011, and supplemental briefs in opposition must be filed by August 26, 2011.
•	Jerry Beeman, et al. v. Caremark, et al. (Case No. 021327, United States District Court for the Central District of California). On December 12, 2002, several California pharmacies filed a complaint as a putative class action against the Company and several other pharmacy benefit management companies. The complaint alleges that defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that plaintiffs lacked standing to bring the lawsuit. On June 2, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case to the district court. Defendants moved to dismiss on first amendment constitutionality grounds and the district court denied that motion, which defendants appealed. On July 19, 2011, the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss.
          Additional information regarding such matters is contained in Item 3 — Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1 — Legal Proceedings in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.
           Several lawsuits have been filed by stockholders of Medco Health Solutions, Inc. (“Medco”) challenging our proposed merger transaction with Medco since our announcement on July 21, 2011 that we had entered into a definitive merger agreement. The complaints in the actions name as defendants Medco and/or various members of Medco’s board of directors as well as Express Scripts and certain of our subsidiaries that are party to the merger agreement. As of July 28, 2011, multiple complaints have been filed in the Court of Chancery of the State of Delaware, in the United States District Court for the District of New Jersey, and in the Superior Court of the State of New Jersey. The plaintiffs in the purported class action complaints generally allege, among other things, that (i) the members of Medco’s board of directors breached their fiduciary duties to Medco and its stockholders by authorizing the proposed merger and (ii) Express Scripts and three of our subsidiaries - Plato Merger Sub, Inc., Aristotle Holding, Inc. and Aristotle Merger Sub, Inc. - aided and abetted the alleged breaches of fiduciary duty by Medco and its directors. The plaintiffs seek, among other things, to enjoin the defendants from consummating the merger transaction on the agreed-upon terms, and unspecified compensatory damages, together with the costs and disbursements of the action.
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

Item 1A. Risk Factors
          In addition to the risk factors set forth in Part I — Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “10-K”) and Part II — Item 1A — “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “10-Q”), investors should consider the following risk factors arising from our intention to combine with Medco Health Solutions, Inc. (“Medco”) through a series of mergers with newly formed subsidiaries of the Company (the “merger”). On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco. As a result of the merger, we and Medco would become wholly-owned subsidiaries of a new holding company. The risk factors below should be read in conjunction with the risk factors set forth in the 10-K and 10-Q and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Consummation of the merger with Medco is subject to regulatory approval and certain conditions and we cannot predict when or if such conditions will be satisfied or waived or if, in connection with the receipt of necessary approvals, regulators will impose conditions on us that have an adverse effect on our business.
     Consummation of the merger with Medco is subject to regulatory approval and certain conditions, including, among others:
•	the approval of the stockholders of both our company and Medco;

•	the effectiveness of a registration statement covering the shares of common stock to be issued to the stockholders of Medco;

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of necessary governmental approvals;

•	the accuracy of the representations and warranties and compliance with the respective covenants of the parties, subject to certain materiality qualifiers;

•	the absence of certain legal impediments;

•	the receipt by each party of an opinion from counsel as to the tax treatment of the transaction; and

•	certain other customary conditions.
          We cannot provide any assurance that the merger will be completed, that there will not be a delay in the completion of the merger or that all or any of the anticipated benefits of the merger will be obtained. Any delay could also, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the merger. In the event the Merger Agreement is terminated or the transaction is materially delayed for any reason, the price of our common stock may be impacted. If the Merger Agreement is terminated, we may incur substantial fees in connection with the termination of the transactions and we will not recognize the anticipated benefits of the merger. Regulatory authorities reviewing the merger may refuse to permit the merger or may impose restrictions or conditions on the merger that may seriously harm the combined company if the merger is completed.
Our indebtedness following the completion of the merger with Medco will be substantial and will effectively reduce the amount of funds available for other business purposes.
     We currently expect to incur up to $14 billion of indebtedness to finance all or a portion of the cash component of the merger consideration. Interest costs related to this debt or other debt we may incur in connection with the merger will be substantial. Our new indebtedness may contain negative or financial covenants that would limit our operational flexibility. Our increased level of indebtedness could reduce funds available for additional acquisitions or other business purposes, restrict our financial and operating flexibility or create competitive disadvantages compared to other companies with lower debt levels. This in turn may reduce our flexibility in responding to changes in our businesses and in our industry.

The anticipated benefits of the merger with Medco may not be realized fully and may take longer to realize than expected.
          The success of the merger will depend, in part, on the combined company’s ability to successfully combine the businesses of Express Scripts and Medco, which currently operate as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of the combined company’s common stock may be harmed.
          The merger involves the integration of Medco’s businesses with our existing business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the proposed merger. The integration of two companies may result in material challenges, including, without limitation:
•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the merger;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique corporate cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing clients and attracting new clients;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses or delays associated with the merger; and

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.
          Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.
          Due to legal restrictions, we and Medco have been able to conduct only limited planning regarding the integration of the two companies following the merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.
          Delays encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the combined company. Although we expect significant benefits, such as synergies, cost savings, innovation and operational efficiencies, to result from the merger, there can be no assurance that the combined company will realize any of these anticipated benefits.
Our financial results after the merger will depend on our ability to maintain our and Medco’s client relationships.
          A substantial portion of each of our and Medco’s revenues are received under long-term client relationships. Our success following the merger will depend in part of our ability to maintain these client relationships, including those of Medco. Medco’s clients may have termination or other rights that may be triggered by the merger, or these clients may decide not to renew their existing relationships with Medco or, after the merger, with us. If Medco (prior to the completion of the merger) and we (after the completion of the merger) are unable to maintain these client relationships, our business, financial results and financial condition could be adversely affected.

We will incur significant transaction and merger-related costs in connection with the merger.
          We will incur significant costs in connection with the integration process. The substantial majority of these costs will be non-recurring expenses related to the merger, facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of Medco’s businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
Failure to complete the merger could impact our stock price and our future business and financial results.
     If the merger is not completed or our financing for the transaction becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:
•	depending on the reasons leading to such termination we could be liable to Medco for substantial termination fees in connection with the termination of the Merger Agreement and/or the reimbursement of certain of Medco’s expenses;

•	we could be responsible for the transaction costs relating to the merger, whether or not the merger is completed;

•	while the Merger Agreement is in force, we are subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain of our business strategies; and

•	matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, whether or not the merger is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.
          In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our clients and employees. We may also be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the merger is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.
If sufficient financing or other sources of capital are not available, we may be subject to significant monetary or other damages under the Merger Agreement.
          We intend to finance all or a portion of the cash component of the merger consideration with debt financing. However, our ability to obtain financing is not a condition to closing under the Merger Agreement. Even though we have obtained commitment letters for bridge financing in an amount which we believe would be sufficient to allow us to complete the transaction, the consummation of the financing pursuant to the commitment letters is subject to conditions that may not be satisfied at the closing of the merger. If we are unable to obtain sufficient financing or other sources of capital, we may be subject to significant monetary or other damages under the Merger Agreement as a result of our breach.
The market price of our common stock may decline as a result of the merger with Medco.
          The market price of our common stock may decline as a result of the merger if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Medco’s business with ours are not realized, or if the transaction costs related to the merger are greater than expected, or if the financing related to the transaction is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

The merger will substantially reduce the percentage ownership interests of our current stockholders; it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.
          If the merger is completed we will pay approximately $29.1 billion and issue approximately 334.0 million shares of our stock to Medco’s stockholders, and Medco’s stockholders are expected to hold approximately 41% of the common stock of the combined company after the merger. We currently anticipate that the merger will be accretive to our earnings per share. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger, or unforeseen liabilities or other issues existing or arising with the business of Medco or otherwise resulting from the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.
          We have also included below a revision to one of the General Risk Factors included in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following is a summary of our stock repurchasing activity during the three months ended June 30, 2011 (share data in millions):

			Total number of
			shares purchased	Maximum number
			as part of a	of shares
	Total number of	Average	publicly	that may yet be
	shares	price paid	announced	purchased under
Period	purchased	per share	program	the program(1)

4/1/2011 — 4/30/2011	—	$—	—	65.1
5/1/2011 — 5/31/2011	40.6	59.10	40.6	24.5
6/1/2011 — 6/30/2011	1.8	59.36	1.8	22.7

Second Quarter 2011 Total	42.4	$59.35	42.4

(1)	During the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program in the amount of 50 million shares.

          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the three and six months ended June 30, 2011, we repurchased 13.0 million shares for $765.7 million. An additional 29.4 million shares were acquired under an Accelerated Share Repurchase (“ASR”) agreement. Current year repurchases were funded through the issuance of an aggregate principal amount of $1.5 billion 2016 Senior Notes and through internally generated cash. As of June 30, 2011, there are 22.7 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
Item 6. Exhibits
          (a) See Index to Exhibits below.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC. (Registrant)
Date: July 29, 2011	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: July 29, 2011	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. — Commission File Number 0-20199)

Exhibit
Number	Exhibit
2.1[2]	Stock and Interest Purchase Agreement among the Company and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

2.2[2]	Agreement and Plan of Merger, dated as of July 20, 2011, by and among the Company, Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 22, 2011 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request).

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009 filed February 24, 2010.

3.2	Third Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed May 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974).

4.2	Rights Agreement dated as of July 25, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001 (the “Rights Agreement”).

4.3	Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

4.4	Amendment No. 2 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated December 18, 2009, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009.

4.5	Amendment No. 3 to the Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent, dated as of March 7, 2011, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2011.

4.6[1]	Fourth Supplemental Indenture, dated as of December 1, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee.

4.7[1]	Fifth Supplemental Indenture, dated as of April 26, 2011, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee.

4.8	Sixth Supplemental Indenture, dated as of May 2, 2011, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 2, 2011.

10.1	Underwriting Agreement, dated April 27, 2011, among Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the several Underwriters listed on Schedule A thereto, Express Scripts, Inc. and the Subsidiary Guarantors named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 2, 2011.

10.2	Form of Confirmation relating to a Fixed Notional Accelerated Share Repurchase Transaction between Express Scripts, Inc. and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 27, 2011.

11.1	Statement regarding computation of earnings per share. (See Note 5 to the unaudited consolidated financial statements.)

Exhibit
Number	Exhibit
31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

2	Each Agreement has been included to provide investors and security holders with information regarding their respective terms. It is not intended to provide any other financial information about the Company, any other party to the Agreement, or their respective subsidiaries and affiliates. The representations and warranties in each Agreement are the product of negotiations among the parties thereto and are for the sole benefit of such parties in accordance with and subject to the terms of the respective Agreements, and are not necessarily intended as characterizations of actual facts or circumstances as of the respective date of each Agreement or as of any other date. In addition, the representations and warranties in each Agreement may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Agreement, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of each respective Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company and any other party thereto.