Form 10-Q
period 2011-09-30
EXPRESS SCRIPTS INC
filed 2011-10-25
CIK 885721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common stock outstanding as of September 30, 2011:	486,508,000 Shares

EXPRESS SCRIPTS, INC.
INDEX

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

a) Unaudited Consolidated Balance Sheet	3

b) Unaudited Consolidated Statement of Operations	4

c) Unaudited Consolidated Statement of Changes in Stockholders’ Equity	5

d) Unaudited Consolidated Statement of Cash Flows	6

e) Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities — (Not Applicable)

Item 4. Removed and Reserved

Item 5. Other Information — (Not Applicable)

Item 6. Exhibits	42

Signatures	43

Index to Exhibits	44
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXPRESS SCRIPTS, INC.
Unaudited Consolidated Balance Sheet

	September 30,	December 31,
(in millions, except share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,062.6	$523.7
Restricted cash and investments	19.9	16.3
Receivables, net	1,770.7	1,720.9
Inventories	340.2	382.4
Deferred taxes	45.0	86.0
Prepaid expenses	42.7	177.6
Other current assets	25.3	34.4

Total current assets	3,306.4	2,941.3
Property and equipment, net	388.8	372.7
Goodwill	5,485.4	5,486.2
Other intangible assets, net	1,665.8	1,725.0
Other assets	25.3	32.6

Total assets	$10,871.7	$10,557.8

Liabilities and Stockholders’ Equity
Current liabilities:
Claims and rebates payable	$2,710.9	$2,666.5
Accounts payable	744.3	656.7
Accrued expenses	688.6	593.9
Current maturities of long-term debt	999.9	0.1

Total current liabilities	5,143.7	3,917.2
Long-term debt	2,989.3	2,493.7
Other liabilities	574.0	540.3

Total liabilities	8,707.0	6,951.2

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 shares authorized, $0.01 par value per share; shares issued: 690,622,000 and 690,231,000, respectively; shares outstanding: 486,508,000 and 528,069,000, respectively	6.9	6.9
Additional paid-in capital	2,422.5	2,354.4
Accumulated other comprehensive income	15.6	19.8
Retained earnings	6,355.2	5,369.8

	8,800.2	7,750.9
Common stock in treasury at cost, 204,114,000 and 162,162,000 shares, respectively	(6,635.5)	(4,144.3)

Total stockholders’ equity	2,164.7	3,606.6

Total liabilities and stockholders’ equity	$10,871.7	$10,557.8

See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2011	2010	2011	2010
Revenues [1]	$11,571.0	$11,251.8	$34,026.9	$33,679.0
Cost of revenues [1]	10,735.2	10,487.7	31,661.5	31,494.2

Gross profit	835.8	764.1	2,365.4	2,184.8
Selling, general and administrative	230.7	236.1	628.6	671.8

Operating income	605.1	528.0	1,736.8	1,513.0

Other (expense) income:
Interest income	5.9	2.2	7.8	4.4
Interest expense and other	(94.3)	(42.2)	(184.3)	(127.0)

	(88.4)	(40.0)	(176.5)	(122.6)

Income before income taxes	516.7	488.0	1,560.3	1,390.4
Provision for income taxes	192.0	180.9	574.9	515.4

Net income from continuing operations	324.7	307.1	985.4	875.0
Net loss from discontinued operations, net of tax	—	(5.6)	—	(23.4)

Net income	$324.7	$301.5	$985.4	$851.6

Weighted average number of common shares outstanding during the period:
Basic	487.2	531.7	506.1	541.9
Diluted	490.8	537.0	510.3	547.5

Basic earnings (loss) per share:
Continuing operations	$0.67	$0.58	$1.95	$1.61
Discontinued operations	—	(0.01)	—	(0.04)
Net earnings	0.67	0.57	1.95	1.57

Diluted earnings (loss) per share:
Continuing operations	$0.66	$0.57	$1.93	$1.60
Discontinued operations	—	(0.01)	—	(0.04)
Net earnings	0.66	0.56	1.93	1.56

[1]	Includes retail pharmacy co-payments of $1,390.4 million and $1,478.5 million for the three months ended September 30, 2011 and 2010, respectively and $4,374.0 million and $4,688.4 million for the nine months ended September 30, 2011 and 2010, respectively.
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Number
	of Shares	Amount
				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
(in millions)	Stock	Stock	Capital	Income	Earnings	Stock	Total
Balance at December 31, 2010	690.2	$6.9	$2,354.4	$19.8	$5,369.8	$(4,144.3)	$3,606.6
Comprehensive income:
Net income	—	—	—	—	985.4	—	985.4
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	(4.2)	—	—	(4.2)

Comprehensive income	—	—	—	(4.2)	985.4	—	981.2
Treasury stock acquired	—	—	—	—	—	(2,515.7)	(2,515.7)
Changes in stockholders’ equity related to employee stock plans	0.4	—	68.1	—	—	24.5	92.6

Balance at September 30, 2011	690.6	$6.9	$2,422.5	$15.6	$6,355.2	$(6,635.5)	$2,164.7
See accompanying Notes to Unaudited Consolidated Financial Statements

EXPRESS SCRIPTS, INC.
Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
(in millions)	2011	2010
Cash flows from operating activities:
Net income	$985.4	$851.6
Net loss from discontinued operations, net of tax	—	23.4

Net income from continuing operations	985.4	875.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187.5	180.9
Non-cash adjustments to net income	152.9	140.7
Deferred financing fees	44.9	4.1
Changes in operating assets and liabilities:
Accounts receivable	(58.1)	706.6
Claims and rebates payable	44.4	(253.2)
Other net changes in operating assets and liabilities	302.9	175.6

Net cash provided by operating activities—continuing operations	1,659.9	1,829.7
Net cash provided by operating activities—discontinued operations	—	12.3

Net cash flows provided by operating activities	1,659.9	1,842.0

Cash flows from investing activities:
Purchases of property and equipment	(98.1)	(84.6)
Other	8.5	5.8

Net cash used in investing activities — continuing operations	(89.6)	(78.8)
Net cash used in investing activities — discontinued operations	—	(0.8)

Net cash used in investing activities	(89.6)	(79.6)

Cash flows from financing activities:
Treasury stock acquired	(2,515.7)	(1,276.2)
Proceeds from long-term debt, net of discounts	1,494.0	—
Deferred financing fees	(62.7)	(3.9)
Net proceeds from employee stock plans	28.9	19.3
Tax benefit relating to employee stock compensation	27.3	32.9
Repayment of long-term debt	(0.1)	(1,340.1)

Net cash used in financing activities	(1,028.3)	(2,568.0)

Effect of foreign currency translation adjustment	(3.1)	2.7

Net increase (decrease) in cash and cash equivalents	538.9	(802.9)
Cash and cash equivalents at beginning of period	523.7	1,070.4

Cash and cash equivalents at end of period	$1,062.6	$267.5

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
          We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the unaudited consolidated balance sheet at September 30, 2011, the unaudited consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010, the unaudited consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2011, and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2011 and 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
          New Accounting Guidance. In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance allowing entities testing goodwill for impairment to perform a qualitative assessment to determine whether further impairment testing is necessary. If entities determine, on the basis of qualitative factors, that it is more likely than not that a reporting unit’s fair value is greater than the carrying amount, a quantitative calculation may not be needed. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We plan to early adopt the guidance as permitted by the new standard in the fourth quarter of 2011. Adoption of the standard is not expected to have a material impact on our financial position, results of operations, or cash flows.
          In June 2011, the FASB issued authoritative guidance eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Adoption of the standard will impact the presentation of certain information within the financial statements, but is not expected to have an impact on our financial position, results of operations, or cash flows.
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

          Financial assets accounted for at fair value on a recurring basis include cash equivalents of $933.6 million and $426.3 million, restricted cash and investments of $19.9 million and $16.3 million, and trading securities (included in other assets) of $13.4 million and $13.5 million at September 30, 2011 and December 31, 2010, respectively. These assets are carried at fair value based on quoted prices in active markets for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.
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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

3.125% senior notes due 2016, net of unamortized discount	$1,494.4	$1,492.1	$—	$—
5.25% senior notes due 2012, net of unamortized discount	999.8	1,027.5	999.6	1,056.0
6.25% senior notes due 2014, net of unamortized discount	997.6	1,095.2	996.9	1,116.0
7.25% senior notes due 2019, net of unamortized discount	497.2	607.6	497.1	586.3

Total	$3,989.0	$4,222.4	$2,493.6	$2,758.3
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
Note 3 — Changes in business
          On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Medco shareholders will receive total consideration of $23.2 billion composed of $58.83 per share in cash and stock (valued based on the closing price of our stock on September 30, 2011), including $28.80 in cash and 0.81 shares for each Medco share owned. Upon closing of the transactions under the Merger Agreement (“the Transaction”), our shareholders are expected to own approximately 60% of the combined company and Medco shareholders are expected to own approximately 40%. The merger will combine the expertise of two complementary pharmacy benefit managers to accelerate efforts to lower the cost of prescription drugs and improve the quality of care. We anticipate the Transaction will close in the first half of 2012. The Transaction is subject to regulatory clearance and Express Scripts’ and Medco’s shareholder approvals and other customary closing conditions. The Transaction will be accounted for under the authoritative guidance for business combinations.

          Consummation of the Transaction is subject to the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and other customary conditions, including (i) approval of the Merger Agreement by Medco’s stockholders and Express Scripts’ stockholders, (ii) the approval for listing on the Nasdaq Stock Market of the common stock of a new parent company for Express Scripts and Medco (“Parent”), (iii) the absence of any order prohibiting or restraining the merger, (iv) the effectiveness under the Securities Act of 1933 of a registration statement covering the shares of Parent common stock, (v) the receipt of certain regulatory consents, (vi) subject to certain exceptions, the accuracy of Medco’s and Express Scripts’ representations and warranties in the Merger Agreement, (vii) performance by Medco and Express Scripts of their respective obligations in the Merger Agreement, (viii) the absence of certain governmental appeals, and (ix) the delivery of customary opinions from counsel to Medco and Express Scripts to the effect that the Transaction will qualify as a tax-free exchange for federal income tax purposes.
     On September 2, 2011, Express Scripts and Medco each received a request for additional information (a “second request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the merger. A second request was anticipated by the parties to the mergers at the time of signing of the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the requests, unless the waiting period is terminated sooner by the FTC. The companies have been cooperating with the FTC staff since shortly after the announcement of the merger and intend to continue to work cooperatively with the FTC staff in the review of the merger. Express Scripts intends to respond to the second request as promptly as practicable. While we cannot specify how long it will take to comply with the second request, we continue to anticipate the transactions contemplated by the Merger Agreement will close in the first half of 2012.
Note 4 — Discontinued Operations
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
          Certain information with respect to discontinued operations for the three and nine months ended September 30, 2011 and 2010 is summarized below.

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
(in millions)	2011	2010	2011	2010

Revenues	$—	$5.2	$—	$16.5
Net loss from discontinued operations, net of tax	—	(5.6)	—	(23.4)
Income tax benefit from discontinued operations	$—	$(2.5)	$—	$(12.9)

Note 5 — Goodwill and other intangible assets
          The following is a summary of our goodwill and other intangible assets for our two reportable segments Pharmacy Benefit Management (“PBM”) and EM:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill
PBM(1)	$5,512.3	$(107.4)	$5,404.9	$5,513.1	$(107.4)	$5,405.7
EM(1)	80.5	—	80.5	80.5	—	80.5

	$5,592.8	$(107.4)	$5,485.4	$5,593.6	$(107.4)	$5,486.2

Other intangible assets
PBM
Customer contracts	$2,018.4	$(457.5)	$1,560.9	$2,018.7	$(346.4)	$1,672.3
Other (2)	96.7	(23.9)	72.8	20.8	(5.0)	15.8

	2,115.1	(481.4)	1,633.7	2,039.5	(351.4)	1,688.1

EM
Customer relationships	68.4	(37.0)	31.4	68.4	(32.2)	36.2
Other	0.7	—	0.7	0.7	—	0.7

	69.1	(37.0)	32.1	69.1	(32.2)	36.9

Total other intangible assets	$2,184.2	$(518.4)	$1,665.8	$2,108.6	$(383.6)	$1,725.0

(1)	As discussed in Note 11 — Segment Information, during the third quarter of 2011 we reorganized our FreedomFP line of business from our EM segment into our PBM segment. All amounts at December 31, 2010 have been restated for comparability.

(2)	Changes in other intangible assets are a result of the capitalization of $65.0 million of deferred financing fees related to the bridge facility during the third quarter of 2011 and the capitalization of $10.9 million of deferred financing fees related to the issuance of the 2016 Senior Notes during the second quarter of 2011 (see Note 7 — Financing).
          The aggregate amount of amortization expense of other intangible assets for our continuing operations was $55.3 million and $40.1 million for the three months ended September 30, 2011 and 2010, respectively and $135.0 million and $120.1 million for the nine months ended September 30, 2011 and 2010, respectively. In accordance with applicable accounting guidance, amortization for customer contracts related to our agreement to provide PBM services to members of the affiliated health plans of WellPoint has been included as an offset to revenues in the amount of $28.5 million for the three months ended September 30, 2011 and 2010 and $85.5 million for the nine months ended September 30, 2011 and 2010. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $197.8 million for 2011, $187.8 million for 2012, $159.1 million for 2013, $153.5 million for 2014 and $135.3 million for 2015. The weighted average amortization period of intangible assets subject to amortization is 14 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and nine months to 10 years for other intangible assets.
          A summary of the change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM	Total

Balance at December 31, 2010	$5,405.7	$80.5	$5,486.2
Foreign currency translation	(0.8)	—	(0.8)

Balance at September 30, 2011	$5,404.9	$80.5	$5,485.4

Note 6 — Earnings per share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011(1)	2010	2011(1)	2010

Weighted average number of common shares outstanding during the period — Basic EPS(2)	487.2	531.7	506.1	541.9
Dilutive common stock equivalents: (3)
Outstanding stock options, “stock-settled” stock appreciation rights (“SSRs”), restricted stock units, and executive deferred compensation units(2)	3.6	5.3	4.2	5.6

Weighted average number of common shares outstanding during the period — Diluted EPS(2)	490.8	537.0	510.3	547.5

(1)	The decrease in weighted average number of common shares outstanding for the three and nine months ended September 30, 2011 for Basic and Diluted EPS resulted from the 26.9 million treasury shares repurchased in the year ended December 31, 2010 and the 44.3 million treasury shares repurchased during the first nine months of 2011.

(2)	Excludes awards of 4.6 million and 2.6 million for the three months ended September 30, 2011 and 2010, respectively and 3.0 million for both the nine months ended September 30, 2011 and 2010, respectively. These were excluded because their effect was anti-dilutive.

(3)	Dilutive common stock equivalents do not include the 1.8 million shares that we would receive if the Accelerated Share Repurchase agreement discussed in Note 8 were settled as of September 30, 2011. These were excluded because their effect was anti-dilutive.
Note 7 — Financing
          Long-term debt consists of:

	September 30,	December 31,
(in millions)	2011	2010

3.125% senior notes due 2016, net of unamortized discount	$1,494.4	$—
5.25% senior notes due 2012, net of unamortized discount	999.8	999.6
6.25% senior notes due 2014, net of unamortized discount	997.6	996.9
7.25% senior notes due 2019, net of unamortized discount	497.2	497.1
Revolving credit facility due August 29, 2016	—	—
Revolving credit facility due August 13, 2013	—	—
Other	0.2	0.2

Total debt	3,989.2	2,493.8

Less current maturities	999.9	0.1

Long-term debt	$2,989.3	$2,493.7

BANK CREDIT FACILITIES
          On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (none of which was outstanding as of September 30, 2011) available for general corporate purposes. The credit agreement requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin ranging from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the credit agreement we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee ranges from 0.20% to 0.30% depending on our consolidated leverage ratio.
          On August 29, 2011, we entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility will be available to pay a portion of the cash consideration in connection with entering into a definitive merger agreement with Medco, as discussed in Note 3, to repay existing indebtedness, and to pay related fees and expenses. The new revolving facility will be available for general corporate purposes and will replace our existing $750.0 million credit facility upon funding of the term facility. Any funding under the new credit agreement will occur concurrently with the consummation of the Transaction, subject to customary closing conditions. The term facility and the new revolving facility both mature on August 29, 2016. The term facility reduces commitments under the bridge facility discussed below by $4.0 billion.
          The new credit agreement requires us to pay interest at the LIBOR or adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75% for the term facility and 1.10% to 1.55% for the new revolving facility, and the margin over the base rate options ranges from 0.25% to 0.75% for the term facility and 0.10% to 0.55% for the new revolving facility, depending on our consolidated leverage ratio. Under the new credit agreement we are required to pay commitment fees on the unused portion of the $1.5 billion new revolving facility. The commitment fee ranges from 0.15% to 0.20% depending on our consolidated leverage ratio. Until the funding date, we will also pay a ticking fee on the commitments under the term facility.
BRIDGE FACILITY
          On August 5, 2011, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provides for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”). In the period leading up to the closing of the merger, we may pursue other financing opportunities to replace all or portions of the bridge facility, or, in the event that we draw upon the bridge facility, we may refinance all or a portion of the bridge facility at a later date. The proceeds from these borrowings may be used to pay a portion of the cash consideration to be paid in the merger and to pay related fees and expenses.
          The bridge facility requires us to pay interest at the greater of LIBOR or adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75%, and the margin over the adjusted base rate options ranges from 0.25% to 0.75%, depending on our consolidated leverage ratio. The margin will increase by 0.25% on the 90th day after the funding date of the facility and by an additional 0.25% every 90 days thereafter. Until the funding date, we will also pay a ticking fee on the commitments under the bridge facility.

SENIOR NOTES
          On May 2, 2011, we issued $1.5 billion aggregate principal amount of 3.125% Senior Notes due 2016 (“2016 Senior Notes”). The 2016 Senior Notes require interest to be paid semi-annually on May 15 and November 15. We may redeem some or all of the 2016 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any 2016 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The 2016 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries. We used the net proceeds to repurchase treasury shares.
FINANCING COSTS
          Financing costs of $65.0 million related to the bridge facility are being amortized over nine months. An additional $26.0 million of financing costs related to the bridge facility were expensed as a result of the new credit agreement, which reduced the commitments under the bridge facility by $4.0 billion. Amortization of the $65.0 million deferred financing costs will be accelerated in proportion to the amount by which alternative financing replaces the commitments under the bridge facility. Financing costs of $10.9 million for the issuance of the 2016 Senior Notes are being amortized over 5 years. These deferred financing costs are reflected in other intangible assets, net in the accompanying unaudited consolidated balance sheet.
COVENANTS
          Our bank financing arrangements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants also include minimum interest coverage ratios and maximum leverage ratios. At September 30, 2011, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.
Note 8 — Common stock
          On May 27, 2011, we entered into agreements to repurchase shares of our common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (ASR) agreement. The ASR agreement consists of two agreements, providing for the repurchase of shares of our common stock worth $1.0 billion and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, we received 29.4 million shares of our common stock at a price of $59.53 per share.
          At the conclusion of the ASR program, we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the daily volume-weighted average price of our common stock over a period beginning after the effective date of the ASR agreements and ending on or before December 16, 2011, subject to extension in accordance with the terms of the agreement. The agreement is subject to an accelerated settlement provision at the option of the investment bank. If the mean daily volume-weighted average price of our common stock, less a discount (the “forward price”), during the term of the ASR program falls below $59.53 per share, the investment bank would be required to deliver additional shares to us. If the forward price rises above $59.53 per share, we would be required to deliver cash or shares, at our option, to the investment bank. During the third quarter of 2011, we settled the $1.0 billion portion of the ASR agreement and received 1.9 million additional shares of our common stock at a final forward price of $53.51 per share. Under the terms of the contract, the maximum number of shares that could be received or delivered under the contracts is 58.8 million. As of September 30, 2011, based on the daily volume-weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver 1.8 million shares to us for the $750.0 million portion of the ASR agreement that has not yet been settled. These shares were not included in the calculation of diluted weighted average common shares outstanding during the period because their effect was anti-dilutive.

          The ASR agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract is classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The 1.9 million shares received for the settlement of the $1.0 billion portion of the ASR agreement reduced weighted-average common shares outstanding for the third quarter of 2011.
          In addition to the shares repurchased through the ASR, we repurchased 13.0 million shares under our existing stock repurchase program using internally generated cash during the second quarter of 2011 for $765.7 million. Repurchases during 2011 were financed primarily with the proceeds from our 2016 Senior Notes discussed in Note 7, in addition to internally generated cash. Additionally, during the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program of 50 million shares.
Note 9 — Stock-based compensation plans
          In March 2011, the Board of Directors adopted the Express Scripts, Inc. 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by our stockholders in May 2011 and became effective June 1, 2011. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards, and other types of awards. The maximum number of shares available for awards under the 2011 LTIP is 30 million. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2011 LTIP is 10 years. Subsequent to the effective date of the 2011 LTIP, no additional awards will be granted under the 2000 Long-Term Incentive Plan (“2000 LTIP”), which provided for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors.
          Under our stock-based compensation plans, we have issued stock options, SSRs, restricted stock awards, restricted stock units, and performance share awards. Awards are typically settled using treasury shares. Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. During the first nine months of 2011, we granted 2,323,000 stock options with a weighted average fair market value of $17.71. The SSRs and stock options granted under both the 2000 LTIP and 2011 LTIP have three-year graded vesting.
          During the first nine months of 2011, we granted to certain officers and employees approximately 259,000 restricted stock units and performance shares with a weighted average fair market value of $56.53. The restricted stock units granted under both the 2000 LTIP and the 2011 LTIP have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original amount of performance share grants is subject to a multiplier of 2.5 based on certain performance metrics. During the first nine months of 2011, approximately 215,000 additional performance shares were granted to certain officers for exceeding certain performance metrics. The total number of non-vested restricted stock and performance share awards was 773,000 at September 30, 2011 and 950,000 at December 31, 2010.
          We recognized stock-based compensation expense of $10.9 million and $13.1 million in the three months ended September 30, 2011 and 2010, respectively and $36.2 million and $37.2 million in the nine months ended September 30, 2011 and 2010, respectively. Unamortized stock-based compensation as of September 30, 2011 was $32.9 million for stock options and SSRs and $18.0 million for restricted stock and performance shares.

          The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Expected life of option	3-5 years	3-5 years	3-5 years	3-5 years
Risk-free interest rate	0.3%-2.1%	0.8%-1.4%	0.3%-2.2%	0.8%-2.4%
Expected volatility of stock	35%-39%	37%-41%	35%-39%	36%-41%
Expected dividend yield	None	None	None	None
Note 10 — Contingencies
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
          In the ordinary course of business there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the nine months ending September 30, 2011 and 2010.
          When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.
          The assessments of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. We are often unable to estimate a range of reasonably possible losses, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any. Accordingly, for many proceedings, we are currently unable to estimate the loss or a range of possible loss. For a limited number of proceedings, we may be able to reasonably estimate the possible range of loss in excess of any accruals. However, we believe that such matters, individually and in the aggregate, when finally resolved, are not reasonably likely to have a material adverse effect on our consolidated cash flow or financial condition. We also believe that any amount that could be reasonably estimated in excess of accruals, if any, for such proceedings is not material. However, an adverse resolution of one or more of such matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

Note 11 — Segment information
          We report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our EM segment into our PBM segment. Historical segment information has been retrospectively adjusted to reflect the effect of this change. As described in Note 4, our PMG line of business was classified as a discontinued operation in the second quarter of 2010. The results of operations for PMG, previously included in our EM segment, are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations in accordance with applicable accounting guidance.
          Operating income is the measure used by our chief operating decision maker to assess the performance of each of our operating segments. The following table presents information about our reportable segments for the three and nine months ended September 30, 2011 and 2010.

(in millions)	PBM	EM	Total

For the three months ended September 30, 2011
Product revenues:
Network revenues(1)	$7,491.0	$—	$7,491.0
Home delivery and specialty revenues(2)	3,678.4	—	3,678.4
Other revenues	—	330.6	330.6
Service revenues	65.7	5.3	71.0

Total revenues	11,235.1	335.9	11,571.0
Depreciation and amortization expense	59.3	2.0	61.3
Operating income	600.8	4.3	605.1
Interest income			5.9
Interest expense and other			(94.3)

Income before income taxes			516.7
Capital expenditures	42.8	1.2	44.0

For the three months ended September 30, 2010
Product revenue:
Network revenues(1)	$7,490.9	$—	$7,490.9
Home delivery and specialty revenues(2)	3,369.0	—	3,369.0
Other revenues	—	326.3	326.3
Service revenues	62.6	3.0	65.6

Total revenues	10,922.5	329.3	11,251.8
Depreciation and amortization expense	59.8	1.9	61.7
Operating income	525.5	2.5	528.0
Interest income			2.2
Interest expense and other			(42.2)

Income before income taxes			488.0
Capital expenditures	32.7	0.8	33.5

(in millions)	PBM	EM	Total

For the nine months ended September 30, 2011
Product revenues:
Network revenues(1)	$22,138.1	$—	$22,138.1
Home delivery and specialty revenues(2)	10,715.6	—	10,715.6
Other revenues	—	952.2	952.2
Service revenues	205.1	15.9	221.0

Total revenues	33,058.8	968.1	34,026.9
Depreciation and amortization expense	181.5	6.0	187.5
Operating income	1,719.3	17.5	1,736.8
Interest income			7.8
Interest expense and other			(184.3)

Income before income taxes			1,560.3
Capital expenditures	95.6	2.5	98.1

For the nine months ended September 30, 2010
Product revenue:
Network revenues(1)	$22,596.4	$—	$22,596.4
Home delivery and specialty revenues(2)	9,990.0	—	9,990.0
Other revenues	—	889.3	889.3
Service revenues	194.3	9.0	203.3

Total revenues	32,780.7	898.3	33,679.0
Depreciation and amortization expense	175.1	5.8	180.9
Operating income	1,505.6	7.4	1,513.0
Interest income			4.4
Interest expense and other			(127.0)

Income before income taxes			1,390.4
Capital expenditures	82.7	1.9	84.6

(1)	Includes retail pharmacy co-payments of $1,390.4 million and $1,478.5 million for the three months ended September 30, 2011 and 2010, respectively and $4,374.0 million and $4,688.4 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.
          The following table presents balance sheet information about our reportable segments:

(in millions)	PBM	EM	Total

Total Assets
As of September 30, 2011	$10,401.3	$470.4	$10,871.7

As of December 31, 2010	$10,155.1	$402.7	$10,557.8
          PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and distribution of certain fertility and specialty drugs. EM product revenues consist of specialty distribution activities. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services, and specialty distribution services. EM service revenues include revenues from healthcare card administration.

          The following table shows the percentage of total revenue represented by our top five clients and clients representing 10% or greater of our consolidated revenue for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

WellPoint	29.9%	29.4%	29.7%	28.7%
Department of Defense (“DoD”)	21.3%	19.8%	21.2%	19.2%
Other	6.2%	6.3%	6.2%	6.4%

Top five clients	57.4%	55.5%	57.1%	54.3%
          None of our other clients accounted for 10% or more of our consolidated revenues during the three and nine months ended September 30, 2011 or 2010.
          Revenues earned by our Canadian PBM totaled $15.8 million and $12.9 million for the three months ended September 30, 2011 and 2010, respectively and $46.7 million and $37.9 million for the nine months ended September 30, 2011 and 2010, respectively. All other revenues were earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $16.1 million and $16.7 million as of September 30, 2011 and December 31, 2010, respectively. All other long-lived assets are domiciled in the United States.
Note 12 — Condensed consolidating financial information
          Our senior notes are jointly and severally and fully and unconditionally guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. As discussed in Note 4, PMG was sold effective September 17, 2010. The assets, liabilities, and operations from PMG are included as discontinued operations in those of the non-guarantors for all periods presented. Certain amounts from prior periods have been reclassified to conform to current period presentation. The following presents the condensed consolidating financial information separately for:
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
(v)	Express Scripts, Inc. and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

As of September 30, 2011
Cash and cash equivalents	$985.3	$5.5	$71.8	$—	$1,062.6
Restricted cash and investments	4.0	11.3	4.6	—	19.9
Receivables, net	1,178.0	562.0	30.7	—	1,770.7
Other current assets	39.4	387.4	26.4	—	453.2

Total current assets	2,206.7	966.2	133.5	—	3,306.4

Property and equipment, net	254.6	119.0	15.2	—	388.8
Investments in subsidiaries	6,678.3	—	—	(6,678.3)	—
Intercompany	—	3,757.0	—	(3,757.0)	—
Goodwill	2,921.4	2,538.8	25.2	—	5,485.4
Other intangible assets, net	1,395.9	266.3	3.6	—	1,665.8
Other assets	22.5	0.4	2.4	—	25.3

Total assets	$13,479.4	$7,647.7	$179.9	$(10,435.3)	$10,871.7

Claims and rebates payable	$2,710.5	$0.4	$—	$—	$2,710.9
Accounts payable	724.7	4.1	15.5	—	744.3
Accrued expenses	177.2	478.4	33.0	—	688.6
Current maturities of long-term debt	999.9	—	—	—	999.9

Total current liabilities	4,612.3	482.9	48.5	—	5,143.7

Long-term debt	2,989.3	—	—	—	2,989.3
Intercompany	3,656.4	—	100.6	(3,757.0)	—
Other liabilities	56.7	515.3	2.0	—	574.0
Stockholders’ equity	2,164.7	6,649.5	28.8	(6,678.3)	2,164.7

Total liabilities and stockholders’ equity	$13,479.4	$7,647.7	$179.9	$(10,435.3)	$10,871.7

As of December 31, 2010
Cash and cash equivalents	$456.7	$9.0	$58.0	$—	$523.7
Restricted cash and investments	—	11.7	4.6	—	16.3
Receivables, net	1,175.6	536.2	9.1	—	1,720.9
Other current assets	249.0	396.0	35.4	—	680.4

Total current assets	1,881.3	952.9	107.1	—	2,941.3

Property and equipment, net	231.5	127.2	14.0	—	372.7
Investments in subsidiaries	6,382.2	—	—	(6,382.2)	—
Intercompany	—	3,214.0	—	(3,214.0)	—
Goodwill	2,921.4	2,538.8	26.0	—	5,486.2
Other intangible assets, net	1,426.2	294.8	4.0	—	1,725.0
Other assets	20.6	10.1	1.9	—	32.6

Total assets	$12,863.2	$7,137.8	$153.0	$(9,596.2)	$10,557.8

Claims and rebates payable	$2,664.9	$1.6	$—	$—	$2,666.5
Accounts payable	634.4	17.7	4.6	—	656.7
Accrued expenses	288.7	294.5	10.7	—	593.9
Current maturities of long-term debt	—	0.1	—	—	0.1

Total current liabilities	3,588.0	313.9	15.3	—	3,917.2

Long-term debt	2,493.7	—	—	—	2,493.7
Intercompany	3,094.8	—	119.2	(3,214.0)	—
Other liabilities	80.1	455.5	4.7	—	540.3
Stockholders’ equity	3,606.6	6,368.4	13.8	(6,382.2)	3,606.6

Total liabilities and stockholders’ equity	$12,863.2	$7,137.8	$153.0	$(9,596.2)	$10,557.8

Condensed Consolidating Statement of Operations

	Express		Non-
(in millions)	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the three months ended September 30, 2011
Revenues	$7,306.1	$4,218.3	$46.6	$—	$11,571.0
Operating expenses	6,907.0	4,025.8	33.1	—	10,965.9

Operating income	399.1	192.5	13.5	—	605.1
Interest (expense) income, net	(87.1)	(1.4)	0.1	—	(88.4)

Income before income taxes	312.0	191.1	13.6	—	516.7
Provision for income taxes	117.3	74.2	0.5	—	192.0

Net income from continuing operations	194.7	116.9	13.1	—	324.7
Equity in earnings of subsidiaries	130.0	—	—	(130.0)	—

Net income (loss)	$324.7	$116.9	$13.1	$(130.0)	$324.7

For the three months ended September 30, 2010
Revenues	$7,387.7	$3,840.8	$23.3	$—	$11,251.8
Operating expenses	7,027.3	3,675.3	21.2	—	10,723.8

Operating income	360.4	165.5	2.1	—	528.0
Interest expense, net	(38.2)	(1.8)	—	—	(40.0)

Income before income taxes	322.2	163.7	2.1	—	488.0
Provision for income taxes	117.5	62.0	1.4	—	180.9

Net income from continuing operations	204.7	101.7	0.7	—	307.1
Net loss from discontinued operations, net of tax	—	—	(5.6)	—	(5.6)
Equity in earnings of subsidiaries	96.8	—	—	(96.8)	—

Net income (loss)	$301.5	$101.7	$(4.9)	$(96.8)	$301.5

For the nine months ended September 30, 2011
Revenues	$21,718.3	$12,199.7	$108.9	$—	$34,026.9
Operating expenses	20,452.8	11,744.6	92.7	—	32,290.1

Operating income	1,265.5	455.1	16.2	—	1,736.8
Interest (expense) income, net	(172.5)	(4.4)	0.4	—	(176.5)

Income before income taxes	1,093.0	450.7	16.6	—	1,560.3
Provision for income taxes	400.8	170.2	3.9	—	574.9

Net income from continuing operations	692.2	280.5	12.7	—	985.4
Equity in earnings of subsidiaries	293.2	—	—	(293.2)	—

Net income (loss)	$985.4	$280.5	$12.7	$(293.2)	$985.4

For the nine months ended September 30, 2010
Revenues	$22,249.4	$11,363.6	$66.0	$—	$33,679.0
Operating expenses	21,129.9	10,968.5	67.6	—	32,166.0

Operating income (loss)	1,119.5	395.1	(1.6)	—	1,513.0
Interest (expense) income, net	(117.9)	(4.8)	0.1	—	(122.6)

Income (loss) before income taxes	1,001.6	390.3	(1.5)	—	1,390.4
Provision for income taxes	369.2	145.1	1.1	—	515.4

Net income (loss) from continuing operations	632.4	245.2	(2.6)	—	875.0
Net loss from discontinued operations, net of tax	—	—	(23.4)	—	(23.4)
Equity in earnings of subsidiaries	219.2	—	—	(219.2)	—

Net income (loss)	$851.6	$245.2	$(26.0)	$(219.2)	$851.6

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the nine months ended September 30, 2011
Net cash flows provided by (used in) operating activities	$1,377.2	$552.3	$23.6	$(293.2)	$1,659.9

Cash flows from investing activities:
Purchase of property and equipment	(81.9)	(11.5)	(4.7)	—	(98.1)
Other	—	(1.7)	10.2	—	8.5

Net cash (used in) provided by investing activities	(81.9)	(13.2)	5.5	—	(89.6)

Cash flows from financing activities:
Treasury stock acquired	(2,515.7)	—	—	—	(2,515.7)
Proceeds from long-term debt, net of discounts	1,494.0	—	—	—	1,494.0
Deferred financing fees	(62.7)	—	—	—	(62.7)
Net proceeds from employee stock plans	28.9	—	—	—	28.9
Tax benefit relating to employee stock compensation	27.3	—	—	—	27.3
Repayment of long-term debt	(0.1)	—	—	—	(0.1)
Net transactions with parent	261.6	(542.6)	(12.2)	293.2	—

Net cash (used in) provided by financing activities	(766.7)	(542.6)	(12.2)	293.2	(1,028.3)

Effect of foreign currency translation adjustment	—	—	(3.1)	—	(3.1)

Net increase (decrease) in cash and cash equivalents	528.6	(3.5)	13.8	—	538.9
Cash and cash equivalents at beginning of period	456.7	9.0	58.0	—	523.7

Cash and cash equivalents at end of period	$985.3	$5.5	$71.8	$—	$1,062.6

Condensed Consolidating Statement of Cash Flows

	Express		Non-
	Scripts, Inc.	Guarantors	Guarantors	Eliminations	Consolidated

For the nine months ended September 30, 2010
Net cash flows provided by (used in) operating activities	$1,323.5	$733.9	$3.8	$(219.2)	$1,842.0

Cash flows from investing activities:
Purchase of property and equipment	(55.4)	(27.1)	(2.1)	—	(84.6)
Other	12.7	(2.0)	(4.9)	—	5.8

Net cash used in investing activities — continuing operations	(42.7)	(29.1)	(7.0)	—	(78.8)
Net cash used in investing activities — discontinued operations	—	—	(0.8)	—	(0.8)

Net cash used in investing activities	(42.7)	(29.1)	(7.8)	—	(79.6)

Cash flows from financing activities:
Repayment of long-term debt	(1,340.1)	—	—	—	(1,340.1)
Treasury stock acquired	(1,276.2)	—	—	—	(1,276.2)
Tax benefit relating to employee stock compensation	32.9	—	—	—	32.9
Net proceeds from employee stock plans	19.3	—	—	—	19.3
Deferred financing fees	(3.9)	—	—	—	(3.9)
Net transactions with parent	476.4	(706.7)	11.1	219.2	—

Net cash (used in) provided by financing activities	(2,091.6)	(706.7)	11.1	219.2	(2,568.0)

Effect of foreign currency translation adjustment	—	—	2.7	—	2.7

Net (decrease) increase in cash and cash equivalents	(810.8)	(1.9)	9.8	—	(802.9)
Cash and cash equivalents at beginning of period	1,005.0	10.0	55.4	—	1,070.4

Cash and cash equivalents at end of period	$194.2	$8.1	$65.2	$—	$267.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     See the more comprehensive description of risk factors under the captions “Forward Looking Statements and Associated Risks” contained in Item 1 — “Business” and Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 16, 2011 and in Part II — Item 1A — “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2011, filed April 25, 2011 and for the quarter ended June 30, 2011, filed July 29, 2011, as well as Part II-Item 1A — “Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW
          As one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, we provide healthcare management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty and fertility home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patients’ homes and physicians’ offices, bio-pharma services, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.
          Through our Emerging Markets (“EM”) segment, we provide products and services including distribution of pharmaceuticals and medical supplies to providers and clinics, healthcare account administration and implementation of consumer-directed healthcare solutions. During the third quarter of 2011 we reorganized our FreedomFP line of business from our EM segment into our PBM segment.
          Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services and certain specialty distribution services. Tangible product revenue generated by our PBM and EM segments represented 99.4% of revenues for the three and nine months ended September 30, 2011, respectively, and for the same periods of 2010.
PROPOSED MERGER TRANSACTION
          On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Medco shareholders will receive total consideration of $23.2 billion composed of $58.83 per share in cash and stock (valued based on the closing price of our stock on September 30, 2011), including $28.80 in cash and 0.81 shares for each Medco share owned. Upon closing of the transactions under the Merger Agreement (the “Transaction”), our shareholders are expected to own approximately 60% of the combined company and Medco shareholders are expected to own approximately 40%. The merger will combine the expertise of two complementary pharmacy benefit managers to accelerate efforts to lower the cost of prescription drugs and improve the quality of care. We anticipate the transaction will close in the first half of 2012.
          Medco and Express Scripts have agreed to convene meetings of their respective stockholders to consider and vote upon approval of the Transaction. Express Scripts’ Board of Directors has recommended that Express Scripts’ stockholders approve the Merger Agreement and applicable elements of the Transaction.
          Consummation of the Transaction is subject to the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and other customary conditions, including (i) approval of the Merger Agreement by Medco’s stockholders and Express Scripts’ stockholders, (ii) the approval for listing on the Nasdaq Stock Market of the common stock of a new parent company for Express Scripts and Medco (“Parent”), (iii) the absence of any order prohibiting or restraining the merger, (iv) the effectiveness under the Securities Act of 1933 of a registration statement covering the shares of Parent common stock, (v) the receipt of certain regulatory consents, (vi) subject to certain exceptions, the accuracy of Medco’s and Express Scripts’ representations and warranties in the Merger Agreement, (vii) performance by Medco and Express Scripts of their respective obligations in the Merger Agreement, (viii) the absence of certain governmental appeals, and (ix) the delivery of customary opinions from counsel to Medco and Express Scripts to the effect that the Transaction will qualify as a tax-free exchange for federal income tax purposes.
     On September 2, 2011, Express Scripts and Medco each received a request for additional information (a “second request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the merger. A second request was anticipated by the parties to the mergers at the time of signing of the Merger Agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the requests, unless the waiting period is terminated sooner by the FTC. The companies have been cooperating with the FTC staff since shortly after the announcement of the merger and intend to continue to work cooperatively with the FTC staff in the review of the merger. Express Scripts intends to respond to the second request as promptly as practicable. While we cannot specify how long it will take to comply with the second request, we continue to anticipate the transactions contemplated by the Merger Agreement will close in the first half of 2012.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS
          Our results in the first nine months of 2011 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. We saw lower claims volume than initially expected during the first nine months of 2011 due to a stagnant macroeconomic environment which negatively impacted claims utilization and organic growth. Offsetting these lower claims volumes, we benefited from better management of ingredient costs through renegotiation of supplier contracts, increased competition among generic manufacturers, and higher generic fill rate (74.0% compared to 71.2% in the same period of 2010). In addition, through the research performed by us and guided by our Consumerology® Advisory Board, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.
          The positive trends we saw in recent quarters, including lower drug purchasing costs and increased generic usage, are expected to continue to offset the negative impact of various marketplace forces affecting pricing and plan structure and the current adverse economic environment, among other factors, and thus continue to generate improvements in our results of operations in the future. As the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition. These projects include preparation for changes to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Medicare regulations and the Health Reform Laws. In addition, we are accelerating spending on certain projects to complete them this year, in order to create additional capacity to complete integration activities for the proposed merger with Medco next year.
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
CLIENTS
          The following table shows the percentage of total revenue represented by our top five clients and clients representing 10% or greater of our consolidated revenue for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
WellPoint	29.9%	29.4%	29.7%	28.7%
Department of Defense (“DoD”)	21.3%	19.8%	21.2%	19.2%
Other	6.2%	6.3%	6.2%	6.4%

Top five clients	57.4%	55.5%	57.1%	54.3%
     None of our other clients accounted for 10% or more of our consolidated revenues during the three and nine months ended September 30, 2011 or 2010.

RESULTS OF OPERATIONS
PBM OPERATING INCOME
          During the third quarter of 2011, we reorganized our FreedomFP line of business from our EM segment into our PBM segment. Historical segment information has been retrospectively adjusted to reflect the effect of this change.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010

Product revenues
Network revenues(1)	$7,491.0	$7,490.9	$22,138.1	$22,596.4
Home delivery and specialty revenues(2)	3,678.4	3,369.0	10,715.6	9,990.0
Service revenues	65.7	62.6	205.1	194.3

Total PBM revenues	11,235.1	10,922.5	33,058.8	32,780.7
Cost of PBM revenues(1)	10,410.8	10,168.1	30,731.5	30,624.7

PBM gross profit	824.3	754.4	2,327.3	2,156.0
PBM SG&A expenses	223.5	228.9	608.0	650.4

PBM operating income	$600.8	$525.5	$1,719.3	$1,505.6

Claims
Network	147.2	148.9	444.0	448.9
Home delivery and specialty(2)	13.3	13.6	39.9	40.5

Total PBM Claims	160.5	162.5	483.9	489.4

Total adjusted PBM Claims(3)	184.8	186.9	556.6	562.6

(1)	Includes retail pharmacy co-payments of $1,390.4 million and $1,478.5 million for the three months ended September 30, 2011 and 2010, respectively, and $4,374.0 million and $4,688.4 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Includes home delivery, specialty and other including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.

(3)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.
          Product Revenues for the three months ended September 30, 2011: Network pharmacy revenues remained flat in the three months ended September 30, 2011 over the same period of 2010. An increase due to inflation was offset by lower U.S. claims volume and the mix of prescriptions processed at network pharmacies. Our network generic fill rate increased to 75.3% of total network claims in the third quarter of 2011 as compared to 73.3% in the same period of 2010.
          Network claims include U.S. and Canada claims. Network claims decreased slightly for the three months ended September 30, 2011 compared to the same period of 2010. A decrease in U.S. network claim volume was partially offset by an increase in Canadian claim volume. Revenue related to Canadian claims represents administrative fees received for processing claims and is reflected in service revenues.
          Home delivery and specialty revenues increased $309.4 million, or 9.2%, in the three months ended September 30, 2011 from the same period in 2010 due primarily to inflation. The increase was partially offset by the impact of higher generic penetration. Our home delivery generic fill rate increased to 63.0% of home delivery claims in the three months ended September 30, 2011 as compared to 60.5% in the same period of 2010.

          Product Revenues for the nine months ended September 30, 2011: Network pharmacy revenues decreased by $458.3 million, or 2.0%, in the nine months ended September 30, 2011 over the same period of 2010. Approximately $561.5 million of this decrease is due to lower U.S. claims volume. The decrease is partially offset by the pricing impacts related to inflation. Our network generic fill rate increased to 75.2% of total network claims in the first nine months of 2011 as compared to 72.4% in the same period of 2010. Revenue for the nine months ended September 30, 2010 also includes $30.0 million related to the amendment of a client contract which relieved us of certain contractual guarantees. This amount was originally accrued in the NextRx opening balance sheet and in accordance with business combination accounting guidance the reversal of the accrual was recorded in revenue upon amendment of the contract during the second quarter of 2010.
          Network claims include U.S. and Canada claims. Network claims decreased slightly for the first nine months of 2011 compared to the same period of 2010. A decrease in U.S. network claim volume was partially offset by an increase in Canadian claim volume. Revenue related to Canadian claims represents administrative fees received for processing claims and is reflected in service revenues.
          Home delivery and specialty revenues increased $725.6 million, or 7.3%, in the nine months ended September 30, 2011 from the same period in 2010 due primarily to inflation. The increase is partially offset by the impact of higher generic penetration. Our home delivery generic fill rate increased to 62.5% of home delivery claims in the nine months ended September 30, 2011 as compared to 60.0% in the same period of 2010.
          Cost of PBM revenues increased $242.7 million, or 2.4%, and $106.8 million, or less than 1%, in the three and nine months ended September 30, 2011, respectively, from the same periods of 2010. The increase during the periods is due primarily to ingredient cost inflation partially offset by a decreased volume and an increase in the generic fill rate. Additionally, included in cost of PBM revenues for the three and nine months ended September 30, 2010 is $15.1 million and $62.7 million, respectively, of integration costs related to the acquisition of NextRx. We do not expect any charges in 2011 and beyond related to the integration of NextRx.
          Our PBM gross profit increased $69.9 million, or 9.3%, and $171.3 million, or 7.9%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods of 2010. Cost savings from the increase in the aggregate generic fill rate were partially offset by the decrease in claims volume due to the adverse economic environment as described above.
          Selling, general and administrative expense (“SG&A”) for our PBM segment for the three months ended September 30, 2011 decreased by $5.4 million, or 2.4%, as compared to the same period of 2010 primarily as a result of decreases in management compensation as well as integration costs of $12.3 million during the third quarter of 2010 related to the acquisition of NextRx. The decrease is partially offset by transaction costs of $20.3 million incurred during the third quarter of 2011 related to the Transaction.
          SG&A for our PBM segment for the nine months ended September 30, 2011 decreased by $42.4 million, or 6.5%, as compared to the same period of 2010 primarily as a result of decreases in management compensation as well as integration costs of $22.7 million during the first nine months of 2010 related to the acquisition of NextRx. We do not expect any charges in 2011 and beyond related to the integration of NextRx. The decrease is partially offset by transaction costs of $20.3 million incurred during the first nine months of 2011 for the Transaction.
          PBM operating income increased $75.3 million, or 14.3% and $213.7 million, or 14.2% for the three and nine months ended September 30, 2011 as compared to the same periods of 2010, based on the various factors described above.

EM OPERATING INCOME
          During the third quarter of 2011, we reorganized our FreedomFP line of business from our EM segment into our PBM segment. Historical segment information has been retrospectively adjusted to reflect the effect of this change.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010(1)

Product revenues	$330.6	$326.3	952.2	889.3
Service revenues	5.3	3.0	15.9	9.0

Total EM revenues	335.9	329.3	968.1	898.3
Cost of EM revenues	324.4	319.6	930.0	869.5

EM gross profit	11.5	9.7	38.1	28.8
EM SG&A expenses	7.2	7.2	20.6	21.4

EM operating income	$4.3	$2.5	17.5	7.4

(1)	Our EM results for the nine months ended September 30, 2010 have been adjusted for the discontinued operations of PMG.
          EM Continuing Operations: EM operating income increased by $1.8 million, or 72%, and $10.1 million, or 136.5% for the three and nine months ended September 30, 2011 from the same periods of 2010. The increase in operating income is due to an increase in volume across all lines of business within the segment.
OTHER (EXPENSE) INCOME
          Net interest expense and other increased $48.4 million and $53.9 million in the three and nine months ended September 30, 2011 as compared to the same period of 2010. The increase is primarily due to $42.0 million for financing fees related to the bridge facility and credit agreement entered into during the third quarter of 2011 and interest expense related to the 2016 Senior Notes issued during the second quarter of 2011, and, partially offset by the repayment during 2010 of amounts outstanding under our prior credit facility.
PROVISION FOR INCOME TAXES
          Our effective tax rate from continuing operations was 37.2% and 36.8% for the three and nine months ended September 30, 2011, respectively, as compared to 37.1% for same periods of 2010 primarily due to changes in our unrecognized tax benefits and state apportionment.
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
          Net loss from discontinued operations, net of tax, was zero for the three and nine months ended September 30, 2011 compared to a loss of $5.6 million and $23.4 million, respectively, during the same periods of 2010. The loss on the sale of PMG (pre-tax) as well as other charges related to discontinued operations totaled $8.3 million during the third quarter of 2010. The loss for the nine months ended September 30, 2010 is due primarily to the impairment charge (pre-tax) of $28.2 million related to the discontinued operations of PMG.
NET INCOME AND EARNINGS PER SHARE
          Net income for the three and nine months ended September 30, 2011 increased $23.2 million, or 7.7%, and $133.8 million, or 15.7%, respectively, over the same period of 2010 due to factors discussed above.

          Basic and diluted earnings per share increased 17.5% and 17.9%, respectively, for the three months ended September 30, 2011 over the same period of 2010. For the nine months ended September 30, 2011, basic and diluted earnings per share increased 24.2% and 23.7%, respectively, over the same period of 2010. The increase is primarily due to operating results and treasury share repurchases during the second and third quarters of 2010 and the first nine months of 2011.
EBITDA
          We have provided below a reconciliation of EBITDA from continuing operations to net income as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

	Three Months Ended		Nine Months Ended
EBITDA from continuing operations(1)	September 30,		September 30,
(in millions, except per claim data)	2011	2010	2011	2010

Net income from continuing operations	$324.7	$307.1	$985.4	$875.0
Income taxes	192.0	180.9	574.9	515.4
Depreciation and amortization	61.3	61.7	187.5	180.9
Interest expense, net	88.4	40.0	176.5	122.6

EBITDA from continuing operations	666.4	589.7	1,924.3	1,693.9
Adjustments to EBITDA from continuing operations
Transaction-related costs	20.3	—	20.3	—
Integration-related costs	—	27.4	—	85.4
Benefit related to client contract amendment	—	—	—	(30.0)

Adjusted EBITDA from continuing operations	686.7	617.1	1,944.6	1,749.3
Total adjusted claims	184.8	186.9	556.6	562.6

Adjusted EBITDA per adjusted claim(2)	$3.72	$3.30	$3.49	$3.11

(1)	EBITDA from continuing operations is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

(2)	Adjusted EBITDA per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance. We have calculated adjusted EBITDA excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA per adjusted claim is calculated by dividing adjusted EBITDA by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis. Adjusted EBITDA, and as a result, EBITDA per adjusted claim, are affected by the changes in claim volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.
LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOW, CAPITAL EXPENDITURES AND FINANCING
          For the nine months ended September 30, 2011, net cash provided by operating activities decreased $182.1 million to $1,659.9 million compared to the same period of 2010. Changes in working capital resulted in cash inflows of $289.2 million in the nine months ended September 30, 2011 compared to a cash inflow of $629.0 million over the same period of 2010, resulting in a total change of $339.8 million. The cash flow decrease was primarily related to the strong cash flow in the first nine months of 2010 as a result of the collection of receivables from pharmaceutical manufacturers and clients due to the acquisition of NextRx. This decrease was offset by an increase in net income from continuing operations of $110.4 million in the nine months ended September 30, 2011 compared to the same period of 2010, as well as net inflows from non-cash adjustments to net income related to deferred taxes of $23.1 million.
          Net cash used in investing activities from continuing operations increased $10.8 million for the nine months ended September 30, 2011 over the same period of 2010 primarily due to an increase in capital expenditures of $13.5 million. Capital expenditures for the nine months ended September 30, 2011 include primarily infrastructure and technology upgrades. Capital expenditures for the nine months ended September 30, 2010 include $30.4 million related to our Technology & Innovation Center, which opened in the second quarter of 2010. We intend to continue to invest in infrastructure and technology that we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. Anticipated capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.
          Net cash used in financing activities decreased $1,539.7 million for the nine months ended September 30, 2011 compared to the same period of 2010. Cash inflows include $1,494.0 million related to the issuance of our 2016 Senior Notes. Additionally, the nine months ended September 30, 2010 included repayments of our term loans of $1,340.1 million, which were repaid in full during the third quarter of 2010. Cash outflows were primarily due to repurchases of treasury shares of $2,515.7 million in the first nine months of 2011 compared to $1,276.2 million during the same period of 2010. Cash outflows also include $62.7 million of deferred financing fees related to the issuance of our 2016 Senior Notes and the bridge facility and credit agreements entered into during the first nine months of 2011, as discussed below.
          We anticipate that our current cash balances, cash flows from operations, our revolving credit facility, or the new revolving credit facility, as applicable, will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes or common stock, all of which are allowable, with certain limitations, under our existing credit agreement.
CHANGES IN BUSINESS
          On July 20, 2011, we entered into the Merger Agreement with Medco, as discussed above. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Medco shareholders will receive total consideration of $23.2 billion composed of $58.83 per share in cash and stock (valued based on the closing price of our stock on September 30, 2011), including $28.80 in cash and 0.81 shares for each Medco share owned. Upon closing of the Transaction, our shareholders are expected to own approximately 60% of the combined company and Medco shareholders are expected to own approximately 40%. The merger will combine the expertise of two complementary pharmacy benefit managers to accelerate efforts to lower the cost of prescription drugs and improve the quality of care. As discussed below, we intend to finance all or a portion of the cash component of the merger consideration with debt financing. We have obtained bridge financing in an amount which we believe would be sufficient to allow us to complete the Transaction. In the period leading up to the closing of the merger, we may pursue other financing opportunities to replace all or portions of the bridge facility, or, in the event that we draw upon the bridge facility, we may refinance all or a portion of the bridge facility at a later date. We anticipate the transaction will close in the first half of 2012. The merger is subject to regulatory clearance and Express Scripts’ and Medco’s shareholder approvals and other customary closing conditions. The Transaction will be accounted for under the authoritative guidance for business combinations.
          We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2011 or thereafter, other than the agreement discussed above.

STOCK REPURCHASE PROGRAM
          We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program in the amount of 50 million shares. During the nine months ended September 30, 2011, we repurchased 13.0 million shares for $765.7 million under our stock repurchase program. An additional 31.3 million shares were acquired under an Accelerated Share Repurchase (“ASR”) agreement, discussed below. At September 30, 2011, there are 20.8 million shares remaining under this program.
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
ACCELERATED SHARE REPURCHASE
          On May 27, 2011, we entered into agreements to repurchase shares of our common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (ASR) agreement. The ASR agreement consists of two agreements, providing for the repurchase of shares of our common stock worth $1.0 billion and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, we received 29.4 million shares of our common stock at a price of $59.53 per share.
          At the conclusion of the ASR program, we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the daily volume-weighted average price of our common stock over a period beginning after the effective date of the ASR agreements and ending on or before December 16, 2011, subject to extension in accordance with the terms of the agreement. The agreement is subject to an accelerated settlement provision at the option of the investment bank. If the mean daily volume-weighted average price of our common stock, less a discount (the “forward price”), during the term of the ASR program falls below $59.53 per share, the investment bank would be required to deliver additional shares to us. If the forward price rises above $59.53 per share, we would be required to deliver cash or shares, at our option, to the investment bank. During the third quarter of 2011, we settled the $1.0 billion portion of the ASR agreement and received 1.9 million additional shares of our common stock at a final forward price of $53.51 per share. Under the terms of the contract, the maximum number of shares that could be received or delivered under the contracts is 58.8 million. As of September 30, 2011, based on the daily volume-weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver 1.8 million shares to us for the $750.0 million portion of the ASR agreement that has not yet been settled. These shares were not included in the calculation of diluted weighted average common shares outstanding during the period because their effect was anti-dilutive.
          The ASR agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract is classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The 1.9 million shares received for the settlement of the $1.0 billion portion of the ASR agreement reduced weighted-average common shares outstanding for the third quarter of 2011.
          In addition to the shares repurchased through the ASR, we repurchased 13.0 million shares under our existing stock repurchase program using internally generated cash during the second quarter of 2011 for $765.7 million. Repurchases during 2011 were financed primarily with the proceeds from our 2016 Senior Notes discussed below, in addition to internally generated cash.

BANK CREDIT FACILITIES
          On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (none of which was outstanding as of September 30, 2011) available for general corporate purposes. Our credit agreement requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin ranging from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the credit agreement we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee will range from 0.20% to 0.30% depending on our consolidated leverage ratio.
          On August 29, 2011, we entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility will be available to pay a portion of the cash consideration in connection with the Transaction, to repay existing indebtedness, and to pay related fees and expenses. The new revolving facility will be available for general corporate purposes and will replace our $750.0 million credit facility upon funding of the term facility. Any funding under the new credit agreement will occur concurrently with the consummation of the Transaction, subject to customary closing conditions. The term facility and new revolving facility both mature on August 29, 2016. The term facility reduces commitments under the bridge facility discussed below by $4.0 billion.
          The new credit agreement requires us to pay interest at the LIBOR or adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75% for the term facility and 1.10% to 1.55% for the new revolving facility, respectively, and the margin over the base rate options ranges from 0.25% to 0.75% for the term facility and 0.10% to 0.55% for the new revolving facility, depending on our consolidated leverage ratio. Under the new credit agreement we are required to pay commitment fees on the unused portion of the $1.5 billion new revolving facility. The commitment fee ranges from 0.15% to 0.20% depending on our consolidated leverage ratio. Until the funding date, we will also pay a ticking fee on the commitments under the term facility.
          Our credit agreements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants under the new credit agreement exempt such agreed upon actions taken in connection with the Transaction. The covenants also include minimum interest coverage ratios and maximum leverage ratios. At September 30, 2011, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.
BRIDGE FACILITY
          On August 5, 2011, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provides for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”). In the period leading up to the closing of the merger, we may pursue other financing opportunities to replace all or portions of the bridge facility, or, in the event that we draw upon the bridge facility, we may refinance all or a portion of the bridge facility at a later date. The proceeds from these borrowings may be used to pay a portion of the cash consideration to be paid in the merger and to pay related fees and expenses.
          The bridge facility requires us to pay interest at the greater of LIBOR or the adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75% and the margin over the adjusted base rate options ranges from 0.25% to 0.75%, depending on our consolidated leverage ratio. The margin will increase by 0.25% on the 90th day after the funding date of the facility and by an additional 0.25% every 90 days thereafter. Until the funding date, we will also pay a ticking fee on the commitments under the bridge facility. Financing costs of $65.0 million related to the bridge facility are being amortized over nine months or the proportion by which alternative financing replaces the commitments under the bridge facility. The capitalized financing costs are reflected in other intangible assets, net in the accompanying unaudited consolidated balance sheet. Additional financing costs of $26.0 million were expensed as a result of the new credit agreement entered into on August 29, 2011, discussed above, which reduced the commitments under the bridge facility by $4.0 billion.

          The bridge facility contains covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations other than such agreed upon actions taken in connection with the Transaction. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At September 30, 2011, we believe we were in compliance in all material respects with all covenants associated with the bridge facility.
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
OTHER MATTERS
          In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance allowing entities testing goodwill for impairment to perform a qualitative assessment to determine whether further impairment testing is necessary. If entities determine, on the basis of qualitative factors, that it is more likely than not that a reporting unit’s fair value is greater than the carrying amount, a quantitative calculation may not be needed. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We plan to early adopt the guidance as permitted by the new standard in the fourth quarter of 2011. Adoption of the standard is not expected to have a material impact on our financial position, results of operations, or cash flows.
          In June 2011, the FASB issued authoritative guidance eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Adoption of the standard will impact the presentation of certain information within the financial statements, but is not expected to have an impact on our financial position, results of operations, or cash flows.
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
          As previously noted in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Walgreen Co., a member of certain of our pharmacy provider networks, announced on June 21, 2011, its then current intention to no longer participate in such networks following the expiration of our contract at the end of 2011. Contract negotiations with network pharmacy providers are part of the normal course of our business, and we continue to be receptive to engaging in good faith negotiations with Walgreen’s. Our retail networks consist of more than 60,000 pharmacy locations, and we would satisfy all client guarantees for access even without Walgreen’s in our networks.
IMPACT OF INFLATION
          Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from changes in interest rates related to debt outstanding under our credit agreement. Our earnings are subject to change as a result of movements in market interest rates. At September 30, 2011, we had no obligations, net of cash, which were subject to variable rates of interest under our credit agreements.

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
          During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          The following developments have occurred since the filing of our last Form 10-Q:
•	Multi-District Litigation — As previously disclosed, on April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings. On October 4, 2011, in Washington Wholesalers Health and Welfare Fund v. Express Scripts, Inc., et al., (Civil Action No. 4:06-CV-01007 for the United States District Court for the Eastern District of Missouri) (filed June 30, 2006), New England Health Care Employees Welfare Fund (Brown) v. Express Scripts, Inc., (Case No. 4:05-CV-1081, United States District Court for the Eastern District of Missouri) (filed October 28, 2004), United Food and Commercial Workers Health and Welfare Fund of Northeastern Pennsylvania (Kessler) v. Express Scripts, Inc., (Civil Action No. 4:06-CV-01526 for the United States District Court for the Eastern District of Missouri) (filed October 17, 2006), United Food and Commercial Workers Unions and Participating Employers Health and Welfare Fund (Lowthers) v. Express Scripts, Inc., (Civil Action No.: 4:06-CV-01541 for the United States District Court for the Eastern District of Missouri) (filed October 20, 2006), Local 888 Health Fund (Bruny) v. Express Scripts, Inc., (Civil Case No. 4:06-CV-01611 for the United States District Court for the Eastern District of Missouri) (filed November 6, 2006), and Food Employers Labor Relations Association and United Food and Commercial Workers Health and Welfare Fund (Weiss) v. Express Scripts, Inc., (Civil Action No. 4:06-CV-01612 for the United States District Court for the Eastern District of Missouri) (filed November 6, 2006), plaintiffs voluntarily filed stipulations of dismissals with prejudice. There was no monetary settlement.

•	Jerry Beeman, et al. v. Caremark, et al. (Case No. 021327, United States District Court for the Central District of California). On December 12, 2002, several California pharmacies filed a complaint as a putative class action against the Company and several other pharmacy benefit management companies. The complaint alleges that defendants failed to comply with statutory obligations under California Civil Code Section 2527 to provide California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that plaintiffs lacked standing to bring the lawsuit. On June 2, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case to the district court. Defendants moved to dismiss on first amendment constitutionality grounds and the district court denied that motion, which defendants appealed. On July 19, 2011, the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss. On August 16, 2011, the Company filed a petition for rehearing en banc for the Ninth Circuit’s reconsideration of its ruling on defendants’ motion to dismiss.
          Additional information regarding such matters is contained in Item 3 — Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1 — Legal Proceedings in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.
          Several lawsuits have been filed by stockholders of Medco Health Solutions, Inc. (“Medco”) challenging our proposed merger transaction with Medco since our announcement on July 21, 2011 that we had entered into a definitive merger agreement. The complaints in the actions name as defendants Medco and/or various members of Medco’s board of directors as well as Express Scripts and certain of our subsidiaries that are party to the merger agreement. As of October 25, 2011, multiple complaints have been filed in the Court of Chancery of the State of

Delaware, in the United States District Court for the District of New Jersey, and in the Superior Court of the State of New Jersey. The plaintiffs in the purported class action complaints generally allege, among other things, that (i) the members of Medco’s board of directors breached their fiduciary duties to Medco and its stockholders by authorizing the proposed merger and (ii) Express Scripts and three of our subsidiaries — Plato Merger Sub, Inc., Aristotle Holding, Inc. and Aristotle Merger Sub, Inc. — aided and abetted the alleged breaches of fiduciary duty by Medco and its directors. The plaintiffs seek, among other things, to enjoin the defendants from consummating the merger transaction on the agreed-upon terms, and unspecified compensatory damages, together with the costs and disbursements of the action. A class has been certified in the Court of Chancery of the State of Delaware. The cases filed in the Superior Court of the State of New Jersey have been stayed. The Company’s motion to dismiss was denied by the United States District Court for the District of New Jersey.
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

Item 1A. Risk Factors
          In addition to the risk factors set forth in Part I — Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “10-K”) and Part II — Item 1A — “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 (the “10-Qs”), investors should consider the following risk factors arising from our intention to combine with Medco Health Solutions, Inc. (“Medco”) through a series of mergers with newly formed subsidiaries of the Company (the “merger”). On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco. As a result of the merger, we and Medco would become wholly-owned subsidiaries of a new holding company. The risk factors below should be read in conjunction with the risk factors set forth in the 10-K and 10-Qs and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
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
          We intend to finance all or a portion of the cash component of the merger consideration with debt financing. However, our ability to obtain financing is not a condition to closing under the Merger Agreement. Even though we have obtained bridge financing in an amount which we believe would be sufficient to allow us to complete the transaction, the consummation of the financing pursuant to the bridge facility is subject to conditions that may not be satisfied at the closing of the merger. If we are unable to obtain sufficient financing or other sources of capital, we may be subject to significant monetary or other damages under the Merger Agreement as a result of our breach.
The market price of our common stock may decline as a result of the merger with Medco.
          The market price of the common stock of our company or the combined company may decline as a result of the merger if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Medco’s business with ours are not realized, or if the transaction costs related to the merger are greater than expected, or if the financing related to the transaction is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

The merger will substantially reduce the percentage ownership interests of our current stockholders; it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.
          If the merger is completed we will pay approximately $23.2 billion and issue approximately 366.0 million shares of stock of the combined company to Medco’s stockholders, and Medco’s stockholders are expected to hold approximately 40% of the common stock of the combined company after the merger. We currently anticipate that the merger will be accretive to our earnings per share. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger, or unforeseen liabilities or other issues existing or arising with the business of Medco or otherwise resulting from the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.
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
          We are subject to risks relating to litigation, regulatory proceedings, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, services rendered in connection with our disease management offering, and our pharmaceutical services operations. A list of the significant proceedings pending against us is included under “Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011, including certain proceedings that purport to be class action lawsuits. These proceedings seek unspecified monetary damages and/or injunctive relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceeding. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance that it would not have a material adverse effect on our business and financial results, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following is a summary of our stock repurchasing activity during the three months ended September 30, 2011 (share data in millions):

			Total number of
			shares purchased
			as part of a	Maximum number of shares
	Total number of	Average	publicly	that may yet be
	shares	price paid	announced	purchased under
Period	purchased	per share	program	the program(1)

7/1/2011 — 7/31/2011	—	$—	—	22.7
8/1/2011 — 8/31/2011	1.9	53.51	1.9	20.8
9/1/2011 — 9/30/2011	—	—	—	20.8

Third Quarter 2011	1.9	$53.51	1.9
Total

(1)	During the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program in the amount of 50 million shares.
     We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the first nine months of 2011, we repurchased 13.0 million shares for $765.7 million. An additional 31.3 million shares were acquired under an Accelerated Share Repurchase (“ASR”) agreement during the nine months ended September 30, 2011. Current year repurchases were funded through the issuance of an aggregate principal amount of $1.5 billion 2016 Senior Notes and through internally generated cash. As of September 30, 2011, there are 20.8 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.
Item 6. Exhibits
     (a) See Index to Exhibits below.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRESS SCRIPTS, INC. (Registrant)
Date: October 25, 2011	By:	/s/ George Paz
George Paz, Chairman, President and Chief Executive Officer

Date: October 25, 2011	By:	/s/ Jeffrey Hall
Jeffrey Hall, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS
(Express Scripts, Inc. — Commission File Number 0-20199)

Exhibit
Number	Exhibit
2.1[2]	Stock and Interest Purchase Agreement among the Company and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

2.2[2]	Agreement and Plan of Merger, dated as of July 20, 2011, by and among the Company, Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 22, 2011 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request).

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009 filed February 24, 2010.

3.2	Third Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (No. 33-46974).

4.2	Rights Agreement dated as of July 25, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2001 (the “Rights Agreement”).

4.3	Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated May 25, 2005, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005.

4.4	Amendment No. 2 to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated December 18, 2009, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009.

4.5	Amendment No. 3 to the Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent, dated as of March 7, 2011, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2011.

10.1	Credit Agreement, dated as of August 5, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2011.

10.2	Credit Agreement, dated as of August 29, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2011.

10.3[1]	Form of Stock Option Grant Notice used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan.

10.4[1]	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan.

10.5[1]	Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan.

10.6[1]	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan.

11.1	Statement regarding computation of earnings per share. (See Note 6 to the unaudited consolidated financial statements.)

12.1[1]	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit
Number	Exhibit
31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C. § 1350 and Exchange Act Rule 13a-14(b).

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.

2	Each Agreement has been included to provide investors and security holders with information regarding their respective terms. It is not intended to provide any other financial information about the Company, any other party to the Agreement, or their respective subsidiaries and affiliates. The representations and warranties in each Agreement are the product of negotiations among the parties thereto and are for the sole benefit of such parties in accordance with and subject to the terms of the respective Agreements, and are not necessarily intended as characterizations of actual facts or circumstances as of the respective date of each Agreement or as of any other date. In addition, the representations and warranties in each Agreement may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Agreement, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of each respective Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company and any other party thereto.