Form 10-K
period 2011-12-31
EXPRESS SCRIPTS INC
filed 2012-02-22
CIK 885721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number: 0-20199

EXPRESS SCRIPTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-1420563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Express Way, St. Louis, MO	63121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 996-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Registrant’s voting stock held by non-affiliates as of June 30, 2011, was $26,290,443,000 based on 487,040,000 such shares held on such date by non-affiliates and the average sale price for the Common Stock on such date of $53.98 as reported on the Nasdaq Global Select Market. Solely for purposes of this computation, the Registrant has assumed that all directors and executive officers of the Registrant are affiliates of the Registrant. The Registrant has no non-voting common equity.

Common stock outstanding as of January 31, 2012:	484,778,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of our forward looking statements and associated risks in “Part I—Item 1—Business—Forward Looking Statements and Associated Risks” and “Part I—Item 1A—Risk Factors” in this Annual Report on Form 10-K.

PART I

THE COMPANY

Item 1 — Business

Industry Overview

Prescription drugs play a significant role in healthcare today and constitute the first line of treatment for many medical conditions. As the average age of the American population increases and pharmaceutical research enhances the potential for even more effective drugs, demand can be expected to increase. For millions of people, prescription drugs equate to the hope of improved health and quality of life. At the same time, prescription drug costs are becoming one of the most persistent challenges to healthcare affordability. Even as pharmaceutical development opens new paths to better healthcare, we confront the possibility that high costs may limit access to these therapies.

Total medical costs for employers continue to outpace the rate of overall inflation. National health expenditures as a percentage of Gross Domestic Product are expected to increase to 19.8% in 2020 from an estimated 17.7% in 2011 according to the Centers for Medicare & Medicaid Services (“CMS”) estimates. In response to cost pressures being exerted on health benefit providers such as managed care organizations, health insurers, employers and unions, we work to develop innovative strategies designed to keep medications affordable.

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

We have organized our operations into two business segments based on products and services offered: PBM and Emerging Markets (“EM”).

Our PBM segment primarily consists of the following services:

•	retail network pharmacy management and retail drug card programs

•	home delivery services

•	specialty benefit services

•	patient care contact centers

•	benefit plan design and consultation

•	drug formulary management, compliance and therapy management programs

•	information reporting and analysis programs

•	rebate programs

•	electronic claims processing and drug utilization review

•	administration of a group purchasing organization

•	consumer health and drug information

•	bio-pharma services including reimbursement and customized logistics solutions

•	improved health outcomes through personalized medicine and application of pharmacogenomics

•	assistance programs for low-income patients

The EM segment primarily consists of the following services:

•	distribution of pharmaceuticals and medical supplies to providers and clinics

•	healthcare account administration and implementation of consumer-directed healthcare solutions

Our revenues are generated primarily from the delivery of prescription drugs through our contracted network of retail pharmacies, home delivery and specialty pharmacy services and EM services. Revenues from the delivery of prescription drugs to our members represented 99.4% of revenues in 2011, 99.4% in 2010, and 98.9% in 2009. Revenues from services, such as the fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, and certain specialty distribution services, comprised the remainder of our revenues.

Prescription drugs are dispensed to members of the health plans we serve primarily through networks of retail pharmacies that are under non-exclusive contracts with us and through the home delivery fulfillment pharmacies, specialty drug pharmacies and fertility pharmacies we operated as of December 31, 2011. More than 60,000 retail pharmacies, which represent over 95% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2011. The top ten retail pharmacy chains represent approximately 50% of the total number of stores in our largest network. As of January 1, 2012, Walgreen Co. (“Walgreens”) was no longer part of our retail pharmacy networks, reducing the number of pharmacies participating in our networks to approximately 55,000, representing approximately 85% of all United States retail pharmacies. Excluding Walgreens, the remaining top ten retail chains represent approximately 38% of the total number of stores in our largest network.

We were incorporated in Missouri in September 1986, and were reincorporated in Delaware in March 1992. Our principal executive offices are located at One Express Way, Saint Louis, Missouri, 63121. Our telephone number is 314.996.0900 and our web site is www.express-scripts.com. Information included on our web site is not part of this annual report.

Products and Services

Pharmacy Benefit Management Services

Overview. Our PBM services involve the management of outpatient prescription drug utilization to foster high quality, cost-effective pharmaceutical care. We consult with our clients to assist them in selecting plan design features that balance clients’ requirements for cost control with member choice and convenience. For example, some clients receive a smaller discount on pricing in the retail pharmacy network or home delivery pharmacy in exchange for receiving all or a larger share of pharmaceutical manufacturer rebates. Other clients receive a greater discount on pricing in the retail pharmacy network or home delivery pharmacy in exchange for a smaller share of pharmaceutical manufacturer rebates. During 2011, 97.2% of our revenue was derived by our PBM operations, compared to 97.4% and 95.6% during 2010 and 2009, respectively.

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

Home Delivery Services. As of December 31, 2011, we dispensed prescription drugs from our two home delivery fulfillment pharmacies. In addition to the order processing that occurs at these home delivery pharmacies, we also operate several non-dispensing order processing facilities and patient contact centers. We also maintain one non-dispensing home delivery fulfillment pharmacy for business continuity purposes. Our pharmacies provide patients with convenient access to maintenance medications and enable us to manage our clients’ drug costs through operating efficiencies and economies of scale. Through our home delivery pharmacies, we are directly involved with the prescriber and patient and, as a result, research shows we are generally able to achieve a higher level of generic substitutions, therapeutic interventions, and better adherence than can be achieved through the retail pharmacy networks. Our direct relationship with patients also enables us to leverage the principles of Consumerology®, our proprietary application of consumer marketing sciences and behavioral psychology, to optimize health outcomes. As a result of these interactions, we believe we are able to improve patients’ healthcare decision-making and satisfaction with their prescription drug benefit.

Specialty Benefit Services. We operate several specialty pharmacies throughout the United States. These locations provide patient care and direct specialty home delivery to our patients. We offer a broad range of healthcare products and services for individuals with chronic health conditions and provide comprehensive patient management services. These include services for physicians, health plan sponsors and pharmaceutical manufacturers to support the delivery of care, as well as fertility services to providers and patients.

We provide specialty distribution services, consisting of the distribution of, and creation of a database of information for, products requiring special handling or packaging, products targeted to a specific physician or patient population and products distributed to low-income patients. Our services include eligibility, fulfillment, inventory, insurance verification/authorization and payment.

Patient Care Contact Centers. Although we contract with health plans and employers, the ultimate recipients of many of our services are the members and employees of these health plans and employers. We believe client satisfaction is dependent upon patient satisfaction. Domestic patients can call us toll free, 24 hours a day, 7 days a week, to obtain information about their prescription drug plan from our trained patient care advocates and pharmacists.

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

•	reimbursement limitations on the amount of a drug that can be obtained in a specific period

•	utilization management programs such as step therapy and prior authorization, which focus the use of medications according to clinically developed algorithms

•	evidence-based, behavior-centric Consumerology® programs that drive adoption of cost-effective drug mix, improved therapy adherence and increased use of home delivery

The client’s choice of benefit design is entered into our electronic claims processing system, which applies the plan design parameters as claims are submitted and provides visibility to the financial performance of the plan.

Drug Formulary Management, Compliance and Therapy Management Programs. Formularies are lists of drugs to which benefit design is applied under the applicable plan. We have many years of formulary development expertise and maintain an extensive clinical pharmacy department.

Our foremost consideration in the formulary development process is the clinical appropriateness of the particular drugs. In developing formularies, we first perform a rigorous assessment of the available evidence regarding each drug’s safety and clinical effectiveness. No new drug is added to the formulary until it meets standards of quality established by our National Pharmacy & Therapeutics (“P&T”) Committee – a panel composed of 19 independent physicians and pharmacists in active clinical practice, representing a variety of specialties and practice settings, typically with major academic affiliations. We fully comply with the P&T Committee’s clinical recommendations. In making its clinical recommendation, the P&T Committee has no information regarding the discount or rebate arrangement we might negotiate with the manufacturer. This is designed to ensure the clinical recommendation is not affected by our financial arrangements. After the clinical recommendation is made, the drugs are evaluated on an economic basis to determine optimal cost effectiveness.

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

•	by educating members and physicians with respect to benefit design implications

•	by promoting the use of lower-cost generic alternatives

•	by implementing utilization management programs such as step therapy and prior authorization, which focus the use of medications according to clinically developed algorithms

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

Since implementing Consumerology® in 2008, we have further developed and refined the methods we use in an effort to improve how members use their pharmacy benefit, stay compliant with their medications and save money for themselves and their plan sponsors. Through Consumerology®, we believe we are enabling better health and value by driving positive clinical behavior. We use behavioral economics to develop new approaches in an effort to encourage adoption of generics and lower-cost brands, better therapy adherence and greater use of home delivery. Through our Consumerology® Advisory Board, we continue to gain insight into how patients make decisions about healthcare. We believe the interventions that have resulted from our test-and-learn process have yielded improvements for our clients and their members.

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

Administration of a Group Purchasing Organization. We operate a group purchasing organization (“GPO”) that provides various administrative services to participants in the GPO. Services provided include coordination, negotiation and management of contracts for group participants to purchase pharmaceuticals and related goods and services from pharmaceutical manufacturers and suppliers, as well as providing strategic analysis and advice regarding pharmacy procurement contracts for the purchase and sale of goods and services.

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

To facilitate communications between members and physicians, health condition information from DrugDigest.org has been compiled into “For Your Doctor Visit,” which is available on the member website. Members follow a step-by-step process to create a brief, customized packet of information they can share with their doctor. Discussing the completed checklists gives both the member and the physician a better understanding of the member’s true health status. Information on DrugDigest.org and www.express-scripts.com does not constitute part of this document.

Bio-Pharma Services. Each year, more specialty drugs become available and the number of patients using these drugs rises. For new biopharmaceuticals being launched, we can provide biotech manufacturers product distribution management services. Our trend management programs allow us to assist our clients in an effort to drive out wasteful spend in the specialty pharmacy benefit. We design strategies tailored to each product’s needs with a focus on identifying opportunities to educate the marketplace regarding drug effectiveness, proper utilization and payor acceptance.

Personalized Medicine and Pharmacogenomics. We apply the behavioral sciences to prescription drug usage, quantifying both behavioral factors and market forces related to pharmaceutical spend. We view personalized medicine and pharmacogenomics as more than using a few genomic tests to predict the effectiveness of medications. Instead, personalized medicine requires an advanced understanding and application of medical, pharmacy, and behavioral data. A patient’s age, lifestyle, overall health, and genes can all influence how the patient responds to medications. We utilize our capabilities in behavioral science principles and pharmacogenomics to offer our clients a comprehensive suite of programs.

Patient Assistance Programs. We provide fulfillment of prescriptions to low-income patients through pharmaceutical manufacturer-sponsored patient assistance programs. We offer centralized eligibility, enrollment and fulfillment services tailored to meet the needs of each client, product, practitioner and patient.

Emerging Markets Services

Overview. Through our EM segment, we operate integrated brands that service the patient through multiple paths. CuraScript Specialty Distribution provides specialty distribution of pharmaceuticals and medical supplies direct to providers and clinics and operates a Group Purchasing Organization for many of our clients. ConnectYourCare (“CYC”) provides healthcare account administration and implementation of consumer-directed healthcare solutions. During 2011, 2.8% of our revenue was derived from EM services, compared to 2.6% and 4.4% during 2010 and 2009, respectively.

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

Segment Information

We report segments on the basis of services offered and have determined we have two reportable segments: PBM and EM. Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. Our EM segment primarily includes the Specialty Distribution operations of CuraScript and our CYC line of business. During the third quarter of 2011 we reorganized our FreedomFP line of business from our EM segment into our PBM segment. All related segment disclosures have been reclassified, where appropriate, to reflect the new segment structure. Information regarding our segments appears in Note 12 – Segment information of the notes to our consolidated financial statements and is incorporated by reference herein.

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

In November 2009, we implemented a contract with the United States Department of Defense (“DoD”). While we have provided services to the DoD since 2003, this new contract combines the pharmacy network services, home delivery and specialty pharmacy under one program. The DoD’s TRICARE Pharmacy Program is the military healthcare program serving active-duty service members, National Guard and Reserve members, and retirees, as well as their dependents. Under the new contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support, and other services critical to managing pharmacy trend.

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

Refer to Note 12 – Segment information for a discussion of client concentration.

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

Mergers and Acquisitions

On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Medco shareholders will receive total consideration of $25.9 billion composed of $65.00 per share in cash and stock (valued based on the closing price of our stock on December 31, 2011), including $28.80 in cash and 0.81 shares for each Medco share owned. We anticipate the Transaction will close in the first half of 2012. The Transaction was approved by Express Scripts’ and Medco’s shareholders in December 2011. The Transaction is subject to regulatory clearance and other customary closing conditions, and will be accounted for under the authoritative guidance for business combinations.

On December 1, 2009, we completed the purchase of 100% of the shares and equity interests of the NextRx PBM Business in exchange for total consideration of $4,675.0 million paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4,666.7 million. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition.

See Note 3 – Changes in business for further discussion of our merger and acquisition activity.

We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock or other securities could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2012 or thereafter. (see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Acquisitions and Related Transactions”).

Company Operations

General. As of December 31, 2011, our U.S. PBM segment operated two dispensing home delivery pharmacies, several non-dispensing order processing centers, patient contact centers, specialty drug pharmacies and fertility pharmacies, and one non-dispensing home delivery pharmacy maintained for business continuity purposes. Electronic pharmacy claims processing for our U.S. operations takes place at facilities owned by an outsourced vendor. At our Canadian facilities we provide adjudication and processing services for pharmacy and dental claims for insurance carriers, third-party administrators (TPAs) and public-sector clients. We also maintain sales and marketing, client services, pharmacy help desk, clinical, network contracting and management, and certain management information systems capabilities in Canada. In December 2011, we launched expanded services in Canada, which include a dispensing pharmacy, home delivery of maintenance prescription medications and a member contact center. It is our intention to make this service available throughout Canada in 2012.

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

Pharma and Retail Strategy. Our Pharma and Retail Strategy group is responsible for contracting and administering our pharmacy networks. To participate in our retail pharmacy networks, pharmacies must meet certain qualifications, including the requirement that all applicable state credentialing and/or licensing requirements are being maintained. Pharmacies can contact our pharmacy help desk toll free, 24 hours a day, 7 days a week, for information and assistance in filling prescriptions for our clients’ members. In addition, our Pharma and Retail Strategy group audits pharmacies in our retail pharmacy networks to determine compliance with the terms of their contracts.

Clinical Support. Our staff of highly trained pharmacists and physicians provides clinical support for our PBM services. These healthcare professionals are responsible for a wide range of activities including tracking the drug pipeline; identifying emerging medication-related safety issues and notifying physicians, clients, and patients (if appropriate); providing drug information services; formulary management; development of utilization management, safety (concurrent and retrospective drug utilization review) and other clinical interventions; and/or contacting physicians, pharmacists, or patients.

Our clinical staff works closely with the P&T Committee during the development of our formulary and selected utilization management programs. The P&T Committee’s goal is to ensure our decisions are evidence-based, clinically sound, and aligned with the current standard of medical practice. The P&T Committee’s guidance is designed to ensure decisions are clinically appropriate and not superseded by financial considerations.

We have a research team whose mission is to conduct timely, rigorous and objective research that supports evidence-based pharmacy benefit management. Using pharmacy and medical claims data together with member surveys, the research department conducts studies to evaluate clinical, economic and member impact of pharmacy benefits. The release of our 2010 Annual Drug Trend Report in April 2011 marked our fourteenth consecutive year of tracking prescription drug trends. Based on a large sample of our membership, the 2010 Annual Drug Trend Report examines trends in pharmaceutical utilization and cost as well as the factors that underlie those trends, including behaviors that result in wasteful spending in the pharmacy benefit. The Annual Drug Trend Report and results of our other studies are shared at our annual Outcomes Conference and are available on our website. We also present at other client forums, speak at professional meetings and publish in health-related journals.

Information Technology. Our Information Technology department supports our pharmacy claims processing systems, our specialty pharmacy systems and other management information systems essential to our operations. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for us. Claims for our PBM segment are presently processed in the United States through systems that are maintained, managed and operated domestically by internal resources and an outsourced vendor. Canadian claims are processed through systems maintained and operated by IBM in Canada and managed by us. We believe we have substantial capacity for growth in our United States and Canadian claims processing facilities.

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

Competition

There are a number of other PBMs in the United States against which we compete. Some of these are independent PBMs, such as Catalyst RX, Medco, and MedImpact. Others are owned by managed care organizations such as Aetna Inc., CIGNA Corporation, UnitedHealthcare, and Prime Therapeutics. Some are owned by retail pharmacies, such as Caremark (owned by CVS). Wal-Mart Stores, Inc. may continue to engage in certain activities competitive with PBMs. We also compete against specialized providers, such as Argus and SXC Health Solutions. Some of these competitors may have greater financial, marketing and technological resources. In addition, other companies may enter into the business and become increasingly competitive as there are no meaningful barriers to entry. We believe the primary competitive factors in the industry include the ability to contract with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and their members, the ability to negotiate discounts on prescription drugs with drug manufacturers, the ability to utilize the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and members, and the level of service we provide.

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

Federal Healthcare Reform. In March 2010, the federal government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform Laws”). The Health Reform Laws include numerous changes to many aspects of the United States healthcare system, including, but not limited to, additional enforcement mechanisms and rules related to healthcare fraud and abuse enforcement activities, health plan coverage mandates, additional rules and obligations for health insurance providers, certain PBM transparency requirements related to the new healthcare insurance exchanges, and expanded healthcare coverage for more Americans. While uncertainties still exist regarding implementation of many components of the Health Reform Laws and numerous anticipated regulations are yet to be issued, the Health Reform Laws may impact our business in various ways. These impacts may include, but are not limited to, an increase in utilization of the pharmacy benefit as more individuals purchase insurance, additional compliance obligations stemming from increased state and federal government involvement in the healthcare marketplace, and adjusting to marketplace changes implemented by health plan sponsors and health insurance providers in response to the Health Reform Laws. The U.S. Supreme Court has announced its intention to review certain aspects of the Health Reform Laws, which could impact our business.

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

Medicare Part B and Medicaid. We participate in the Medicare Part B program, which covers certain costs for services provided by Medicare participating physicians and suppliers and durable medical equipment. We also participate in many state Medicaid programs directly or indirectly through our clients that are Medicaid managed care contractors or otherwise interact with state Medicaid programs. We also perform certain Medicaid subrogation services for clients, which are regulated by federal and state laws.

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

Prompt Pay Laws. Under Medicare Part D and certain state laws, PBMs or certain PBM clients are required to pay retail pharmacy providers within established time periods that may be shorter than existing contracted terms, and/or via electronic transfer instead of by check. Changes that require faster payment may have a negative impact on our cash flow from operations. It is anticipated that additional states will consider prompt pay legislation and we cannot predict whether a state or states will adopt such legislation or what effect it will have.

False Claims Act and Related Criminal Provisions. The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, in order to obtain reimbursement or failure to return overpayments. Private individuals may bring qui tam or “whistle blower” suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. The Health Reform Laws also amended the federal anti-kickback laws to state that any claim submitted to a federal or state health care program which violates the anti-kickback law is also a false claim under the False Claims Act. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties. Criminal statutes that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined. Conviction under these statutes also may result in exclusion from participation in federal and state healthcare programs. Some states have also enacted laws similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

Government Procurement Regulations. As discussed above, we have a contract with the DoD, which subjects us to all of the applicable Federal Acquisition Regulations (“FAR”) and Department of Defense FAR Supplement (“DFARS”) which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and other clients that may be subject to government procurement regulations.

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

In addition to its fiduciary provisions, federal law related to ERISA health plans imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback statutes discussed above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare statutes. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain.

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

State Fiduciary Legislation. Statutes have been introduced in several states that purport to declare that a PBM is a fiduciary with respect to its clients. We believe that the fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date only two jurisdictions – Maine and the District of Columbia – have enacted such a statute. Our trade association, Pharmaceutical Care Management Association (“PCMA”), filed suits in federal courts in Maine and the District of Columbia alleging, among other things, that the statutes are preempted by ERISA with respect to welfare plans that are subject to ERISA. In 2011, Maine’s fiduciary law was repealed. In the District of Columbia case, the court granted in part PCMA’s motion for summary judgment finding that the District of Columbia law was preempted by ERISA and that decision was affirmed by the United States Court of Appeals for the D.C. Circuit. Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows.

Consumer Protection Laws. Most states have consumer protection laws that previously have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. Such statutes have also been cited as the basis for claims against PBMs either in civil litigation or pursuant to investigations by state Attorneys General. See “Part I – Item 3 – Legal Proceedings” for discussion of current proceedings relating to these laws or regulations.

Network Access Legislation. A majority of states now have some form of legislation affecting our ability, or our clients’ ability, to limit access to a pharmacy provider network or removal of a network provider. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation); or may provide that a provider may not be removed from a network except in compliance with certain procedures (“due process” legislation). We have not been materially affected by these statutes.

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

In addition, federal and state agencies and enforcement officials from time to time investigate pharmaceutical industry pricing practices such as how average wholesale price (“AWP”) is calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program. AWP is a standard pricing benchmark (published by a third party) used throughout the industry, including by us, as a basis for calculating drug prices under contracts with health plans and pharmacies. First DataBank and Medi-Span were defendants in a class action suit in federal court in Boston alleging a conspiracy in the setting of AWP. The parties entered into a settlement agreement which received final approval by the court, and a roll-back of AWP prices for many drugs went into effect on September 26, 2009. First DataBank discontinued publishing AWP information in 2011, at which time we transitioned to use of Medi-Span information. This change did not materially impact our financial position, results of operations, or cash flows. Additional changes to or discontinuation of the AWP standard could alter the calculation of drug prices for federal programs and other contracts that use the standard. We are unable to predict whether any such changes will actually occur, and if so, whether such changes would have a material adverse impact on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

The HHS privacy and security regulations included as part of HIPAA impose restrictions on the use and disclosure of individually identifiable health information by certain entities. The security regulations relate to the security of protected health information when it is maintained or transmitted electronically. Other HIPAA requirements relate to electronic transaction standards and code sets for processing of pharmacy claims. We are required to comply with certain aspects of the privacy, security and transaction standard regulations under HIPAA. As part of the American Recovery and Reinvestment Act signed into law on February 17, 2009, Congress adopted the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HITECH significantly broadens many of the existing federal and security requirements under HIPAA, and introduces more vigorous enforcement provisions and penalties for HIPAA violations. Like many other companies subject to HIPAA, the HITECH standards may have significant operational and legal consequences for our business.

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

In October of 2008, we received a letter from an unknown person or persons trying to extort money from the company by threatening to expose millions of member records allegedly stolen from our system. The letter included personal information of 75 members, including, in some instances, protected health information. Thereafter we became aware of a small number of our clients who also received threatening letters which included personal information allegedly stolen from our system. In late August of 2009, the perpetrator communicated with a law firm about the stolen records. In this communication, the perpetrator provided personal data for approximately 800,000 members. We believe they were stolen as part of the same incident. We continue to work with the Federal Bureau of Investigation in its investigation of the threats. We have followed state data breach notification laws in notifying affected members and states’ attorneys general. Further, we established a reward of $1 million for the person or persons who provide information resulting in the arrest and conviction of those responsible for these criminal acts. While we believe we have complied in all material respects with all State and Federal reporting requirements, there can be no assurance that the unauthorized access of personal information or protected health information will not result in inquiries or action being taken by Federal or State officials, or additional private litigation.

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

Employees

As of December 31, 2011 and 2010, we employed approximately 13,120 and 13,170 employees, respectively, which includes approximately 260 and 220 employees in Canada, respectively. Approximately 630 of the United States employees are members of collective bargaining units. Specifically, we employ members of the Service Employees International Union at our Bensalem, Pennsylvania facility; members of the American Federation of State, County and Municipal Employees at our Harrisburg, Pennsylvania facility; and members of the United Food and Commercial Workers Union at our Albuquerque, New Mexico facility.

Executive Officers of the Registrant

Our executive officers and their ages as of February 1, 2012 are as follows:

Name	Age	Position

George Paz	56	Chairman, President, and Chief Executive Officer
Jeffrey Hall	45	Executive Vice President and Chief Financial Officer
Keith Ebling	43	Executive Vice President, General Counsel and Secretary
Edward Ignaczak	46	Executive Vice President, Sales and Marketing
Patrick McNamee	52	Executive Vice President, Chief Operating Officer
Kelley Elliott	39	Vice President, Chief Accounting Officer and Controller

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

STANDARD OPERATING FACTORS

•

our ability to remain profitable in a very competitive marketplace is dependent upon our ability to attract and retain clients while maintaining our margins, to differentiate our products and services from others in the marketplace, and to develop and cross sell new products and services to our existing clients

•	our failure to anticipate and appropriately adapt to changes in the rapidly changing healthcare industry

•

changes in applicable laws or regulations, or their interpretation or enforcement, or the enactment of new laws or regulations, which apply to our business practices (past, present or future) or require us to spend significant resources in order to comply

•	changes to the healthcare industry designed to manage healthcare costs or alter healthcare financing practices

•	the termination, or an unfavorable modification, of our relationship with one or more key pharmacy providers, or significant changes within the pharmacy provider marketplace

•	our failure to execute on, or other issues arising under, certain key client contracts

•	changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D

•	our failure to effectively execute on strategic transactions, or to integrate or achieve anticipated benefits from any acquired businesses

•	the impact of our debt service obligations on the availability of funds for other business purposes, and the terms and our required compliance with covenants relating to our indebtedness

•

a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service within our operations or the operations of such vendors

•

the termination, or an unfavorable modification, of our relationship with one or more key pharmaceutical manufacturers, or the significant reduction in payments made or discounts provided by pharmaceutical manufacturers

•	changes in industry pricing benchmarks

•

results in pending and future litigation or other proceedings which would subject us to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings

•	our failure to attract and retain talented employees, or to manage succession and retention for our Chief Executive Officer or other key executives

•	other risks described from time to time in our filings with the SEC

TRANSACTION-RELATED FACTORS

•	uncertainty as to whether we will be able to consummate the transaction with Medco on the terms set forth in the Merger Agreement

•	the ability to obtain governmental approvals of the transaction with Medco

•	uncertainty around realization of the anticipated benefits of the transaction, including the expected amount and timing of cost savings and operating synergies

•	the impact of the additional debt service obligations incurred in connection with the transaction on the availability of funds for other business purposes

•	uncertainty as to the actual value of total consideration to be paid in the transaction with Medco

•

failure to realize the anticipated benefits of the transaction, including as a result of a delay in completing the transaction or a delay or difficulty in integrating the businesses of Express Scripts and Medco or in retaining clients of the respective companies

•	uncertainty as to the long-term value of Express Scripts Holding Company (currently known as Aristotle Holding, Inc.) common shares

•	limitation on the ability of Express Scripts and Express Scripts Holding Company to incur new debt in connection with the transaction

These and other relevant factors, including those risk factors in “Part I – Item 1A—Risk Factors” in this Annual Report and any other information included or incorporated by reference in this Report, and information which may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. We note these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand that it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.

Item 1A — Risk Factors

General Risk Factors

We operate in a very competitive industry, and competition could compress our margins and impair our ability to attract and retain clients. Our failure to differentiate our products and services in the marketplace could magnify the impact of the competitive environment.

Our ability to remain competitive is dependent upon our ability to attract new clients and retain existing clients, as well as cross-sell additional services to our clients. We operate in a highly competitive environment and in an industry that is subject to significant market pressures brought about by customer demands, legislative and regulatory activity and other market factors. Historically in the PBM industry, competition in the marketplace has also caused many PBMs, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. This combination of lower pricing and increased revenue sharing, as well as increased demand for enhanced service offerings and higher service levels, puts pressure on operating margins, which have historically been offset by a variety of positive trends including lower drug purchasing costs, increased generic usage, drug price inflation and increased rebates. Our failure or inability to maintain these positive trends, or identify and implement new ways to mitigate pricing pressures, could impact our ability to attract or retain clients or could negatively impact our margins.

In addition, our clients are well informed and organized and can easily move between us and our competitors. These factors together with the impact of the competitive marketplace or other significant differentiating factors between our offerings and those of our competitors may make it difficult for us to retain existing clients, sell to new clients and cross-sell additional services to clients, which could materially adversely affect our business and financial results.

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

The managed care industry has undergone substantial consolidation in recent years, and we believe this trend is likely to continue. If one or more of our managed care clients is acquired, and the acquiring entity is not a client, then we may be unable to retain all or a portion of the impacted business. If such acquisitions, individually or in the aggregate, are material, they could have a material adverse effect on our business, the results of our operations and financial position.

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

Numerous state and federal laws and regulations affect our business and operations. The categories include, among others, the following:

•	healthcare fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs

•	ERISA and related regulations, which regulate many aspects of healthcare plan arrangements

•	state legislation regulating PBMs or imposing fiduciary status on PBMs

•	consumer protection and unfair trade practice laws and regulations

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts

•	wholesale distributor laws

•	legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans

•	various licensure laws, such as managed care and third party administrator licensure laws

•	drug pricing legislation, including “most favored nation” pricing

•	pharmacy laws and regulations

•	privacy and security laws and regulations, including those under HIPAA and HITECH

•	the Medicare prescription drug coverage rules

•	other Medicare and Medicaid reimbursement regulations, including subrogation

•	the Health Reform Laws

•	federal laws related to our Department of Defense arrangement

•	federal antitrust laws related to our pharmacy, pharmaceutical manufacturer, and client relationships

These and other regulatory matters are discussed in more detail under “Part I — Item 1 — Business — Government Regulation and Compliance” above.

We believe that we are operating our business in substantial compliance with all existing legal requirements material to us. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and state and federal law enforcement agencies and regulatory agencies from time to time have initiated investigations or litigation involving certain aspects of our business or our competitors’ businesses. Accordingly, we cannot provide any assurance that one or more of these agencies will not interpret or apply these laws in a manner adverse to our business, or, if there is an enforcement action brought against us, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our financial results. We are unable to predict whether additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulations might have on us. Due to these uncertainties, we may be required to spend significant resources in connection with such investigations or litigation or to comply with new or existing laws and regulations.

Various governmental agencies have conducted investigations into certain PBM business practices. Many of these investigations have resulted in other PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements. We cannot predict what effect, if any, these investigations may ultimately have on us or on the PBM industry generally (see “Part I—Item 3—Legal Proceedings”).

The District of Columbia previously enacted a statute that purports to declare that a PBM is a fiduciary with respect to its clients, although the statute was overturned by federal courts in the District of Columbia (see “Part I—Item 1 – Business – Government Regulations and Compliance – State Fiduciary Legislation”). However, other states are considering but have not yet enacted similar fiduciary statutes, and we cannot predict what effect, if any, these and similar statutes, if enacted, may have on our business and financial results, nor can we predict how courts may view such laws.

Most of our activities involve the receipt or use of protected health information concerning individuals. In addition, we use aggregated and anonymized data for research and analysis and other permitted business purposes and in some cases provide access to data to pharmaceutical manufacturers and third party data aggregators in accordance with applicable law. Various federal and state laws, including HIPAA, regulate and restrict the use, disclosure and security of protected health information and new legislation is proposed from time to time in various states. To date, no such laws have been adopted that materially impact our ability to provide services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business and financial results.

Policies designed to manage healthcare costs or alter healthcare financing practices may adversely impact our business and our financial results.

Certain proposals are made from time to time in the United States to manage healthcare costs, including prescription drug costs. These have included proposals such as “single-payer” government funded healthcare, changes in reimbursement rates, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs, and other significant healthcare reform proposals. We are unable to predict whether any such proposals will be enacted, or the specific terms thereof. Certain of these proposals, however, if enacted, may adversely impact our business and our financial results.

In March 2010, the federal government enacted the Health Reform Laws, which will be gradually phased in through 2020 (see Part I — Item 1 — Business — Government Regulation and Compliance – Federal Healthcare Reform). The Health Reform Laws contain many provisions that directly or indirectly apply to us, our clients, pharmaceutical manufacturers, healthcare providers and others with whom we do business, including:

•	PBM disclosure requirements in the context of Medicare Part D and the anticipated health benefit exchanges

•	creation of government-regulated health benefits exchanges and new requirements for health plans offered by insurance companies, employers and other plan sponsors

•

medical loss ratio requirements, which require insurers to spend a specified percentage of premium revenues on incurred claims or healthcare quality improvements, and require some of our clients to report certain types of PBM proprietary information

•	various health insurance taxes

•

changes to the calculation of average manufacturer price (“AMP”) of drugs and an increase in the rebate amounts drug manufacturers must pay to states for drugs reimbursed by state Medicaid programs, including through Medicaid managed care organizations

•	imposition of new fees on pharmaceutical manufacturers and importers of brand-name prescription drugs

•	expansion of the 340B drug discount program, which limits the costs of certain outpatient drugs to qualified health centers and hospitals

•	closing of the so-called donut hole under Medicare Part D by lowering beneficiary coinsurance amounts

•	elimination of the tax deduction for employers who receive Medicare Part D retiree drug subsidy payments

•	mandated changes to client plan designs

•	changes to certain healthcare fraud and abuse laws

If we lose our relationship, or our relationship otherwise changes in an unfavorable manner, with one or more key pharmacy providers, if significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, our business could be impaired.

More than 60,000 retail pharmacies, which represent more than 95% of all United States retail pharmacies, participated in one or more of our networks at December 31, 2011. As of January 1, 2012, our network participation agreement with Walgreen Co. (“Walgreens”) terminated, reducing the number of pharmacies participating in our networks to approximately 55,000. Absent participation by Walgreens, we continue to maintain approximately 85% of all United States retail pharmacies in our networks.

The ten largest retail pharmacy chains, excluding Walgreens, represent approximately 38% of the total number of stores in our largest network. However, in certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms that are substantially less favorable to us, our members’ access to retail pharmacies and/or our business could be materially adversely affected. In addition, the overall composition of our pharmacy networks, or reduced access under our networks, could have a negative impact on our claims volume and/or our competiveness in the marketplace, cause us to fall short of certain guarantees in our contracts with clients, or otherwise impair our business or financial condition.

The likelihood of our relationships with such pharmacy chains being adversely affected may be increased to the extent that large pharmacy chains enter the PBM business.

A substantial portion of our revenue is concentrated in certain significant client contracts. Our failure to execute on, or other issues arising under, the contracts could adversely affect our financial results. Further, conditions or trends impacting certain of our key clients could result in a negative impact on our financial performance.

As described in greater detail in the discussion of our business in Item 1 above, we have long term contracts with WellPoint, Inc. (“WellPoint”) and the United States Department of Defense (“DoD”). Our top 5 clients, including WellPoint and DoD, collectively represented 56.7% and 55.2% of our revenue during 2011 and 2010, respectively. If one or more of our large clients terminate or do not renew contracts for any reason, our financial results could be materially adversely affected and we could experience a negative reaction in the investment community resulting in stock price declines or other adverse effects.

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

Our subsidiary ESIC was approved to function as a Part-D PDP plan sponsor for purposes of making employer/union-only group waiver plans available for eligible clients. We also provide other products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy. We have made, and may be required to make further, substantial investments in the personnel and technology necessary to administer our Medicare Part D strategy. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance that these risks will not materially adversely impact our business and our financial results in future periods.

We are subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. As an insurer organized and licensed under the laws of the State of Arizona, ESIC is subject to certain aspects of state laws regulating the business of insurance in all jurisdictions in which ESIC offers its PDP. As a PDP sponsor, ESIC is required to comply with certain federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of federal funds made available through the Part D program by us, our affiliates, or clients is subject to compliance with the Part D regulations and established laws and regulations governing the federal government’s payment for healthcare goods and services, including the Anti-Kickback Laws and the False Claims Act. Similar to our requirements with other clients, our policies and practices associated with operating our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our financial results.

In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in utilization for our services. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would also result in a decline in our membership base. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the Health Reform Laws. Additionally, as described above, the Health Reform Laws contain various changes to the Part D program and could have a financial impact on our PDP and our clients’ demand for our other Part D products and services.

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

We have historically engaged in strategic transactions, including the acquisition of other companies and businesses. These transactions typically involve the integration of core business operations and technology infrastructure platforms that require significant management attention and resources. A failure or delay in the integration process could have a material adverse affect on our financial results. In addition, such transactions may yield higher operating costs, greater customer attrition or more significant business disruption than may have been anticipated. Further, even if we are able to integrate the business operations successfully, there can be no assurance that such transactions will result in the realization of the expected benefits of synergies, cost savings, innovation and operational efficiencies, or that any realized benefits will be achieved within a reasonable period of time.

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

As described in greater detail in the discussion of our business in Item 7 below, we had $8.1 billion of senior notes outstanding as of December 31, 2011, and in February 2012 we issued an additional $3.5 billion of senior notes, (collectively, the “senior notes”). We also have a $750.0 million revolving credit facility (“revolving credit facility”), none of which was outstanding at December 31, 2011. Our debt service obligations for the senior notes and the revolving credit facility reduce the funds available for other business purposes. The senior notes require us to pay interest semi-annually on various dates throughout the year at a fixed rate of interest. The revolving credit facility requires us to pay interest periodically at a variable rate of interest. Increases in interest rates on variable rate indebtedness would increase our interest expense and could materially adversely affect our financial results. As of December 31, 2011, we had no outstanding indebtedness impacted by variable interest rates.

We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, the senior notes and revolving credit agreement contain covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants under the revolving credit facility also include a minimum interest coverage ratio and a maximum leverage ratio. If we fail to satisfy these covenants, we would be in default under the revolving credit facility and/or the senior notes indentures, and may be required to repay such debt with capital from other sources or not be able to draw down against our revolving credit facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. See Note 7 – Financing to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our ability to conduct operations depends on the security and stability of our technology infrastructure as well as the effectiveness of, and our ability to execute, business continuity plans across our operations. A failure in the security of our technology infrastructure or a significant disruption in service within our operations could materially adversely affect our business, the results of our operations and our financial position.

We maintain, and are dependent on, a technology infrastructure platform that is essential for many aspects of our business operations. It is imperative that we securely store and transmit confidential data, including personal health information, while maintaining the integrity of our confidential information. We have designed our technology infrastructure platform to protect against failures in security and service disruption. However, any failure to protect against a security breach or a disruption in service could materially adversely impact our business operations and our financial results. Our technology infrastructure platform requires an ongoing commitment of significant resources to maintain and enhance systems in order to keep pace with continuing changes as well as evolving industry and regulatory standards. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to adequately perform. In the event we or our vendors experience malfunctions in business processes, breaches of information systems, failure to maintain effective and up-to-date information systems or unauthorized or non-compliant actions by any individual, this could disrupt our business operations or impact patient safety, result in customer and member disputes, damage our reputation, expose us to risk of loss, litigation or regulatory violations, increase administrative expenses or lead to other adverse consequences.

We operate dispensing pharmacies, call centers, data centers and corporate facilities that depend on the security and stability of technology infrastructure. Any service disruption at any of these facilities due to failure or disruption of technology, malfunction of business process, disaster or catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members. Any such service disruption at these facilities or to this infrastructure could have a material adverse effect on our business operations and our financial results.

If we lose relationships with one or more key pharmaceutical manufacturers, or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected.

We maintain contractual relationships with numerous pharmaceutical manufacturers that may provide us with, among other things:

•	discounts for drugs we purchase to be dispensed from our home delivery pharmacies

•	rebates based upon distributions of drugs from our home delivery pharmacies and through pharmacies in our retail networks

•	administrative fees for managing rebate programs, including the development and maintenance of formularies which include the particular manufacturer’s products

•	access to limited distribution specialty pharmaceuticals

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

Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and with PBM and specialty pharmacy clients, generally use “average wholesale price” or “AWP”, which is published by a third party, as a benchmark to establish pricing for prescription drugs. In 2011, First DataBank, a significant provider of AWP information, discontinued publishing such information. This and other recent events have raised uncertainties as to whether certain third parties will continue to publish AWP, which may result in the inability of payors, pharmacy providers, PBMs and others in the prescription drug industry to continue to utilize AWP as it has previously been calculated. In the event that AWP is no longer published or if we adopt other pricing benchmarks for establishing prices within the industry, we can give no assurance that the short or long-term impact of such changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods.

Legislation and other regulations affecting drug prices are discussed in more detail under “Part I — Item 1 — Business — Government Regulation and Compliance – Legislation and Regulation Affecting Drug Prices” above.

Pending and future litigation or other proceedings could subject us to significant monetary damages or penalties and/or require us to change our business practices, either of which could have a material adverse effect on our business operations and our financial results or condition.

We are subject to risks relating to litigation, regulatory proceedings, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our home delivery pharmacies, services rendered in connection with our disease management offering, and our pharmaceutical services operations. A list of the significant proceedings pending against us is included under “Part I — Item 3—Legal Proceedings,” including certain proceedings that purport to be class action lawsuits. These proceedings seek unspecified monetary damages and/or injunctive relief. While we believe these proceedings are without merit and intend to contest them vigorously, we cannot predict with certainty the outcome of any such proceeding. If one or more of these proceedings has an unfavorable outcome, we cannot provide any assurance that it would not have a material adverse effect on our business and financial results, including our ability to attract and retain clients as a result of the negative reputational impact of such an outcome. Further, while certain costs are covered by insurance, we may incur uninsured costs that are material to our financial performance in the defense of such proceedings.

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

Transaction-Related Risk Factors

In addition to the general risk factors above, investors should consider the following risk factors arising from our intention to combine with Medco through a series of mergers with newly formed subsidiaries of the Company (the “merger”). On July 20, 2011, we entered into the Merger Agreement with Medco, which was amended by Amendment No. 1 thereto on November 7, 2011. As a result of the merger, we and Medco would become wholly-owned subsidiaries of a new holding company. The risk factors below should be read in conjunction with the risk factors above and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

Consummation of the merger with Medco is subject to regulatory approval and certain conditions and we cannot predict when or if such conditions will be satisfied or waived or if, in connection with the receipt of necessary approvals, regulators will impose conditions on us that have an adverse effect on our business.

Consummation of the merger with Medco is subject to regulatory approval and certain conditions, including, among others:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of necessary governmental approvals

•	the accuracy of the representations and warranties and compliance with the respective covenants of the parties, subject to certain materiality qualifiers

•	the absence of certain legal impediments

•	the receipt by each party of an opinion from counsel as to the tax treatment of the transaction

•	certain other customary conditions

We cannot provide any assurance that the merger will be completed, that there will not be a delay in the completion of the merger or that all or any of the anticipated benefits of the merger will be obtained. Any delay could also, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the merger. We have dedicated significant time and resources, financial and otherwise, in planning for the merger and the associated integration, rather than on other projects and initiatives. In the event the Merger Agreement is terminated or the transaction is materially delayed for any reason, the price of our common stock may be impacted, and our business and financial condition may be adversely impacted. If the Merger Agreement is terminated, we may incur substantial fees in connection with the termination of the transactions and we will not recognize the anticipated benefits of the merger. Regulatory authorities reviewing the merger may refuse to permit the merger or may impose restrictions or conditions on the merger that may seriously harm the combined company if the merger is completed.

Our indebtedness following the completion of the merger with Medco will be substantial and will effectively reduce the amount of funds available for other business purposes.

We currently expect to incur up to $14.0 billion of indebtedness to finance all or a portion of the cash component of the merger consideration. Interest costs related to this debt or other debt we may incur in connection with the merger will be substantial. Our new indebtedness may contain negative or financial covenants that would limit our operational flexibility. Our increased level of indebtedness could reduce funds available for additional acquisitions or other business purposes, restrict our financial and operating flexibility or create competitive disadvantages compared to other companies with lower debt levels. This in turn may reduce our flexibility in responding to changes in our businesses and in our industry.

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

The merger involves the integration of Medco’s businesses with our existing business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the proposed merger. The integration of two companies may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the merger

•	managing a larger combined company

•	maintaining employee morale and retaining key management and other employees

•	integrating two unique corporate cultures, which may prove to be incompatible

•	the possibility of faulty assumptions underlying expectations regarding the integration process

•	retaining existing clients and attracting new clients

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations

•	coordinating geographically separate organizations

•	unanticipated issues in integrating information technology, communications and other systems

•	unanticipated changes in applicable laws and regulations

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company

•	unforeseen expenses or delays associated with the merger

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder

Some of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

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

A substantial portion of each of our and Medco’s revenues are received under long-term client relationships. Our success following the merger will depend in part on our ability to maintain these client relationships, including those of Medco. Medco’s clients may have termination or other rights that may be triggered by the merger, or these clients may decide not to renew their existing relationships with Medco or, after the merger, with us. If Medco (prior to the completion of the merger) and we (after the completion of the merger) are unable to maintain these client relationships, our business, financial results and financial condition could be adversely affected.

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

If the merger is not completed or our financing for the transaction becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•

depending on the reasons leading to such termination we could be liable to Medco for substantial termination fees in connection with the termination of the Merger Agreement and/or the reimbursement of certain of Medco’s expenses, in amounts up to $950 million

•

we would be required to redeem the aggregate $7.6 billion of senior notes issued in November 2011 and February 2012 at a redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest

•	we have dedicated significant time and resources, financial and otherwise, in planning for the merger and the associated integration, rather than on other projects and initiatives

•

in anticipation of the consummation of the transaction, certain key projects and initiatives have been delayed or have been designed or implemented in a manner to facilitate the integration of the organizations after the merger

•	we could be responsible for certain transaction costs relating to the merger, whether or not the merger is completed

•	while the Merger Agreement is in force, we are subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain of our business strategies

•

matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, whether or not the merger is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our clients and employees. We may also be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the merger is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.

If sufficient financing or other sources of capital are not available, we may be subject to significant monetary or other damages under the Merger Agreement.

We intend to finance all or a portion of the cash component of the merger consideration with debt financing. However, our ability to obtain financing is not a condition to closing under the Merger Agreement. While the proceeds of our two recently-completed senior note issuances have provided us with a significant portion of the cash required to complete the merger transaction, the remaining cash will come from a combination of our term credit facility, our revolving credit facility and/or cash from operations. We currently believe these sources will provide us with the amounts necessary to fund the cash component of the merger consideration, and we have also obtained bridge financing in an amount which we believe would be sufficient to allow us to complete the transaction. However, funding under each of the term credit facility, the revolving credit facility and the bridge facility is subject to conditions that may not be satisfied at the closing of the merger. If we are unable to obtain sufficient financing or other sources of capital, we may be subject to significant monetary or other damages under the Merger Agreement as a result of our breach.

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

If the merger is completed, based on the closing price of our stock on December 31, 2011, we will pay approximately $25.9 billion and issue approximately 363.4 million shares of stock of New Express Scripts to Medco’s stockholders, and Medco’s stockholders are expected to hold approximately 41% of the common stock of New Express Scripts after the merger. We currently anticipate that the merger will be accretive to our earnings per share. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger, or unforeseen liabilities or other issues existing or arising with the business of Medco or otherwise resulting from the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.

Item 1B — Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2 — Properties

We operate our United States and Canadian PBM and EM segments out of leased and owned facilities throughout the United States and Canada. The Company’s main facilities used in continuing operations are detailed in the table below.

PBM Facilities	EM Facilities
St. Louis, Missouri (HQ, plus four facilities)	Lake Mary, Florida
Maryland Heights, Missouri	Grove City, Ohio
Tempe, Arizona (two facilities)	Hunt Valley, Maryland
Bloomington, Minnesota (two facilities)
Bensalem, Pennsylvania (two facilities)
Troy, New York
Albuquerque, New Mexico
Orlando, Florida (two facilities)
Montreal, Quebec
Mississauga, Ontario
Toronto, Ontario
Parsippany, New Jersey
Swatara, Pennsylvania
St. Marys, Georgia
Pueblo, Colorado
Brewster, New York
Houston, Texas
Omaha, Nebraska
Pleasanton, California
Oldsmar, Florida
New Castle, Delaware
Indianapolis, Indiana
Mason, Ohio
Ft. Worth, Texas
Washington, DC
Byfield, Massachusetts
Louisville, Kentucky

Our St. Louis, Missouri facility houses our corporate headquarters offices. We believe our facilities generally have been well maintained and are in good operating condition. As of January 1, 2012, our existing facilities from continuing operations comprise approximately 2.8 million square feet in the aggregate.

In the first quarter of 2011, we ceased fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania. We currently maintain the location and all necessary permits and licenses to be able to utilize the facility for business continuity planning purposes. However, our plans for the facility are subject to change based on changes in the business environment. As a result of the opening of our new Technology and Innovation Center in St. Louis, Missouri in 2010, we have sufficient capacity to continue to meet the home delivery needs of our clients and members.

In the fourth quarter of 2011, we opened a new office facility in St. Louis, Missouri to consolidate our St. Louis presence onto our Headquarters campus. Capital expenditures of approximately $32.0 million and other costs of approximately $1.3 million related to this facility were incurred in 2011.

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

These matters are:

•

Multi-District Litigation - On April 29, 2005, the Judicial Panel on Multi-District Litigation transferred a number of previously disclosed cases to the Eastern District of Missouri for coordinated or consolidated pretrial proceedings, including the following remaining cases: Lynch v. National Prescription Administrators, et al. (Case No. 03 CV 1303, United States District Court for the Southern District of New York) (filed February 26, 2003); Wagner et al. v. Express Scripts (Case No.04cv01018 (WHP), United States District Court for the Southern District of New York) (filed December 31, 2003); Scheuerman, et al v. Express Scripts (Case No.04-CV-0626 (FIS) (RFT), United States District Court for the Southern District of New York) (filed April 27, 2004); Correction Officers’ Benevolent Association of the City of New York, et al. v. Express Scripts, Inc. (Case No.04-Civ-7098 (WHP), United States District Court for the Southern District of New York) (filed August 5, 2004); 1978 Retired Construction Workers Benefit Plan (Nagle) v. Express Scripts, Inc. (Civil Action No. 4:06-CV01156 for the United States District Court Eastern District of Missouri) (filed August 1, 2006); Fulton Fish Market Welfare Fund (Circillo) v. Express Scripts, Inc. (Civil Action No. 4:06-cv-01458 for United States District Court for the Eastern District of Missouri) (filed October 3, 2006); Philadelphia Corporation for the Aging v. Benecard Services, Inc., et al. (Civil Action No. 06CV2331 for the United States District Court Eastern District of Pennsylvania) (filed June 2, 2006); Local 153 Health Fund, et al. v. Express Scripts Inc. and ESI Mail Pharmacy Service, Inc. (Case No.B05-1004036, United States District Court for the Eastern District of Missouri) (filed May 27, 2005); and Brynien, et al. v. Express Scripts, Inc. and ESI Mail Services, Inc. (Case No. 1:08-cv-323 (GLS/DRH), United States District Court for the Northern District of New York) (filed February 18, 2008) . Under these cases, the plaintiffs assert that certain of our business practices, including those relating to our contracts with pharmaceutical manufacturers for retrospective discounts on pharmaceuticals and those related to our retail pharmacy network contracts, constitute violations of various legal obligations including fiduciary duties under the Federal Employee Retirement Income Security Act (ERISA), common law fiduciary duties, state common law, state consumer protection statutes, breach of contract, and deceptive trade practices. The putative classes consist of both ERISA and non-ERISA health benefit plans as well as beneficiaries. The various complaints seek money damages and injunctive relief. On July 30, 2008, the plaintiffs’ motion for class certification of certain of the ERISA plans for which we were the PBM was denied by the Court in its entirety. Additionally, the Company’s motion for partial summary judgment on the issue of our ERISA fiduciary status was granted in part in Minshew v. Express Scripts, Inc., et al. (No. 4:02-cv-1503-HEA, United States District Court for the Eastern District of Missouri) (filed December 12, 2001), which was subsequently dismissed on July 21, 2011. The Court found that the Company was not an ERISA fiduciary with respect to MAC (generic drug) pricing, selecting the source for AWP (Average Wholesale Price) pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share. The Court, in partially granting plaintiffs’ motion for summary judgment, found that the Company was an ERISA fiduciary only with respect to the calculation of certain amounts due to clients under a therapeutic substitution program that is no longer in effect. On December 18, 2009, ESI filed a motion for partial summary judgment on the remaining ERISA claims and breach of contract claims on the cases brought against ESI on behalf of ERISA plans. On February 16, 2010, in accordance with the schedule under the case management order, plaintiffs in the Correction Officers and Lynch matters filed a motion for summary judgment alleging that National Prescription Administrators (NPA) was a fiduciary to the plaintiffs and breached its fiduciary duty. Plaintiffs also filed a class certification motion on behalf of self-funded non-ERISA plans residing in New York, New Jersey, and Pennsylvania for which NPA was the PBM and which used the NPASelect Formulary from January 1, 1996 through April 13, 2002. On July 2, 2010, ESI filed a motion for partial summary judgment as to certain non-ERISA claims being made in various cases. On January 28, 2011, NPA filed a cross motion for summary judgment seeking a ruling that it was not a fiduciary under common law. We are awaiting the court’s ruling on these pending motions.

•

Jerry Beeman, et al. v. Caremark, et al. (Case No.021327, United States District Court for the Central District of California). On December 12, 2002, a complaint was filed against ESI and NextRX LLC f/k/a Anthem Prescription Management LLC and several other pharmacy benefit management companies. The complaint, filed by several California pharmacies as a putative class action, alleges rights to sue as a private attorney general under

California law. The complaint alleges that we, and the other defendants, failed to comply with statutory obligations under California Civil Code Section 2527 to provide our California clients with the results of a bi-annual survey of retail drug prices. On July 12, 2004, the case was dismissed with prejudice on the grounds that the plaintiffs lacked standing to bring the action. On June 2, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s opinion on standing and remanded the case to the district court. The district court’s denial of defendants’ motion to dismiss on first amendment constitutionality grounds is currently on appeal to the Ninth Circuit. Plaintiffs have filed a motion for class certification, but that motion has not been briefed pending the outcome of the appeal. On July 19, 2011, the Ninth Circuit affirmed the district court’s denial of defendants’ motion to dismiss. On August 16, 2011, the Company filed a petition for rehearing en banc for the Ninth Circuit’s reconsideration of its ruling on defendants’ motion to dismiss, which was granted on October 31, 2011.

•

North Jackson Pharmacy, Inc., et al. v. Express Scripts (Civil Action No. CV-03-B-2696-NE, United States District Court for the Northern District of Alabama) (filed October 1, 2003). This case purports to be a class action against us on behalf of independent pharmacies within the United States. The complaint alleges that certain of our business practices violate the Sherman Antitrust Act, 15 U.S.C §1, et. seq. The suit seeks unspecified monetary damages (including treble damages) and injunctive relief. Plaintiffs’ motion for class certification was granted on March 3, 2006. A motion filed by the plaintiffs in an antitrust matter against Medco and Merck in the Eastern District of Pennsylvania before the Judicial Panel on Multi-District Litigation requesting transfer of this case and others to the Eastern District of Pennsylvania for MDL treatment was granted on August 24, 2006. We filed a motion to decertify the class on January 16, 2007, which has been fully briefed and argued. The case remained dormant until April 19, 2011, when it was reassigned to a new judge and the parties were ordered to submit supplemental briefing on the issue of class certification. Supplemental briefing was completed on August 26, 2011. Oral argument of all the class certification motions was heard on January 26, 2012, and the court took the Company’s motion under submission.

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

•

Several lawsuits were filed by stockholders of Medco Health Solutions, Inc. (“Medco”) challenging our proposed merger transaction with Medco following our announcement on July 21, 2011, that we had entered into a definitive merger agreement. The complaints in the actions name as defendants Medco and/or various members of Medco’s board of directors as well as Express Scripts and certain of our subsidiaries that are party to the merger agreement. Twenty-two complaints were filed in three different venues: the Court of Chancery of the State of Delaware, in the United States District Court for the District of New Jersey, and in the Superior Court of the State of New Jersey. The plaintiffs in the purported class action complaints generally alleged, among other things, that (i) the members of Medco’s board of directors breached their fiduciary duties to Medco and its stockholders by authorizing the proposed merger and (ii) Express Scripts and three of our subsidiaries - Plato Merger Sub, Inc., Aristotle Holding, Inc. and Aristotle Merger Sub, Inc. - aided and abetted the alleged breaches of fiduciary duty by Medco and its directors. The plaintiffs sought, among other things, to enjoin the defendants from consummating the merger transaction on the agreed-upon terms, and unspecified compensatory damages, together with the costs and disbursements of the action. A class was certified in the Court of Chancery of the State of Delaware. The cases filed in the Superior Court of the State of New Jersey were stayed on August 26, 2011. On November 7, 2011, the parties entered into a memorandum of understanding in which they agreed upon the terms of settlement, and plaintiffs agreed to withdraw applications for preliminary injunction of the acquisition and stay all further litigation pending court approval of the settlement. The terms of the settlement are reflected in the Amendment No. 1 to Agreement and Plan of Merger, which was included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 8, 2011. A settlement hearing is scheduled before the United States District of New Jersey on April 16, 2012.

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

Item 4 — Mine Safety Disclosures

Not applicable.

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

	Fiscal Year 2011		Fiscal Year 2010
Common Stock	High	Low	High	Low
First Quarter	$58.77	$50.91	$51.62	$41.38
Second Quarter	60.89	52.27	54.00	37.75
Third Quarter	57.47	37.06	49.69	41.55
Fourth Quarter	48.39	34.47	55.68	47.23

Holders. As of December 31, 2011, there were 304 stockholders of record of our common stock. We estimate there are approximately 282,691 beneficial owners of our common stock.

Dividends. The Board of Directors has not declared any cash dividends on our common stock since our initial public offering. The Board of Directors does not currently intend to declare any cash dividends in the foreseeable future. The terms of our existing credit facility contain certain restrictions on our ability to declare or pay cash dividends, as discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bank Credit Facility”.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following is a summary of our stock repurchasing activity during the three months ended December 31, 2011 (share data in millions):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program(1)

10/1/2011 – 10/31/2011	—	$—	—	20.8
11/1/2011 – 11/30/2011	—	—	—	20.8
12/1/2011 – 12/31/2011	2.1	50.69	2.1	18.7

Fourth quarter 2011 total	2.1	$50.69	2.1

(1)	During the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program in the amount of 50 million shares.

We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the year ended December 31, 2011, we repurchased 13.0 million treasury shares for $765.7 million. An additional 33.4 million shares were acquired under an Accelerated Share Repurchase (“ASR”) agreement during the year ended December 31, 2011. Current year repurchases were funded through the issuance of an aggregate principal amount of $1.5 billion 2016 Senior Notes and through internally generated cash. As of December 31, 2011, there are 18.7 million shares remaining under our stock repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Item 6 — Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results for the years ended December 31, 2009, 2008 and 2007 have been adjusted for the discontinued operations of PMG.

(in millions, except per share data)	2011	2010	2009(1)	2008(2)	2007(3)
Statement of Operations Data (for the Year Ended December 31):

Revenues (4)	$46,128.3	$44,973.2	$24,722.3	$21,941.2	$21,788.9
Cost of revenues(4)	42,918.4	42,015.0	22,298.3	19,910.6	20,039.2

Gross profit	3,209.9	2,958.2	2,424.0	2,030.6	1,749.7
Selling, general and administrative	898.2	887.3	926.5	756.3	693.4

Operating income	2,311.7	2,070.9	1,497.5	1,274.3	1,056.3
Other expense, net	(287.3)	(162.2)	(189.1)	(66.9)	(116.1)

Income before income taxes	2,024.4	1,908.7	1,308.4	1,207.4	940.2
Provision for income taxes	748.6	704.1	481.8	431.5	342.2

Net income from continuing operations	1,275.8	1,204.6	826.6	775.9	598.0
Net (loss) income from discontinued operations, net of tax(5)	—	(23.4)	1.0	0.2	(30.2)

Net income	$1,275.8	$1,181.2	$827.6	$776.1	$567.8

Weighted average shares outstanding:(6)
Basic:	500.9	538.5	527.0	497.8	520.8
Diluted:	505.0	544.0	532.2	503.6	528.0

Basic earnings (loss) per share:(6)
Continuing operations	$2.55	$2.24	$1.57	$1.56	$1.15
Discontinued operations(5)	—	(0.04)	—	—	(0.06)
Net earnings	2.55	2.19	1.57	1.56	1.09

Diluted earnings (loss) per share:(6)
Continuing operations	$2.53	$2.21	$1.55	$1.54	$1.13
Discontinued operations(5)	—	(0.04)	—	—	(0.06)
Net earnings	2.53	2.17	1.56	1.54	1.08

Balance Sheet Data (as of December 31):
Cash and cash equivalents	$5,620.1	$523.7	$1,070.4	$530.7	$434.7
Working capital	2,599.9	(975.9)	(1,313.3)	(677.9)	(507.2)
Total assets	15,607.0	10,557.8	11,931.2	5,509.2	5,256.4
Debt:
Short-term debt	999.9	0.1	1,340.1	420.0	260.1
Long-term debt	7,076.4	2,493.7	2,492.5	1,340.3	1,760.3
Stockholders’ equity	2,473.7	3,606.6	3,551.8	1,078.2	696.4

Network pharmacy claims processed(7)	600.4	602.0	404.3	379.6	379.9
Home delivery, specialty pharmacy, and other prescriptions filled(8)	53.4	54.1	45.0	45.1	45.5

Total claims	653.8	656.1	449.3	424.7	425.4
Total adjusted claims(9)	751.5	753.9	530.6	506.3	507.0

Cash flows provided by operating activities – continuing operations	$2,192.0	$2,105.1	$1,752.0	$1,091.1	$841.4
Cash flows used in investing activities – continuing operations	(123.9)	(145.1)	(4,820.5)	(318.6)	(52.6)
Cash flows provided by (used in) financing activities – continuing operations	3,030.5	(2,523.0)	3,587.0	(680.4)	(469.7)
EBITDA from continuing operations(10)	2,565.1	2,315.6	1,604.2	1,368.4	1,150.5

(1)	Includes the acquisition of NextRx effective December 1, 2009.
(2)	Includes the acquisition of MSC effective July 22, 2008.

(3)	Includes the acquisition of CYC effective October 10, 2007.
(4)	Includes retail pharmacy co-payments of $5,786.6, $6,181.4, $3,132.1, $3,153.6, and $3,554.5 for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively. We changed our accounting policy for member co-payments during the third quarter of 2008 to include member co-payments to retail pharmacies in revenue and cost of revenue. The table reflects the change in our accounting policy for all periods presented.
(5)	Primarily consists of the results of operations from the discontinued operations of PMG and Infusion Pharmacy (“IP”), which were classified as a discontinued operation in the second quarter of 2010 and the fourth quarter of 2007, respectively.
(6)	Earnings per share and weighted average shares outstanding have been restated to reflect the two-for-one stock splits effective June 8, 2010 and June 22, 2007, respectively.
(7)	Excluded from the network claims are manual claims and drug formulary only claims where we only administer the client’s formulary.
(8)	These claims include home delivery, specialty and other claims including: (a) drugs distributed through patient assistance programs (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers and (c) FreedomFP claims.
(9)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.
(10)	EBITDA from continuing operations is earnings before other income (expense), interest, taxes, depreciation and amortization, or alternatively calculated as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company’s ability to service indebtedness and is frequently used to evaluate a company’s performance. EBITDA, however, should not be considered as an alternative to net income, as a measure of operating performance, as an alternative to cash flow, as a measure of liquidity or as a substitute for any other measure computed in accordance with accounting principles generally accepted in the United States. In addition, our definition and calculation of EBITDA may not be comparable to that used by other companies.

We have provided below a reconciliation of EBITDA from continuing operations to net income as we believe it is the most directly comparable measure calculated under accounting principles generally accepted in the United States:

EBITDA from continuing operations
	Year Ended December 31,
(in millions, except per claim data)	2011	2010	2009	2008	2007
Net income from continuing operations	$1,275.8	$1,204.6	$826.6	$775.9	$598.0
Income taxes	748.6	704.1	481.8	431.5	342.2
Depreciation and amortization	253.4	244.7	106.7	94.1	94.2
Interest expense, net	287.3	162.2	189.1	64.6	96.2
Undistributed loss from joint venture	—	—	—	0.3	1.3
Non-operating charges, net	—	—	—	2.0	18.6

EBITDA from continuing operations	2,565.1	2,315.6	1,604.2	1,368.4	1,150.5
Adjustments to EBITDA from continuing operations
Merger or acquisition-related transaction costs	62.5	—	61.1	—	—
Accrual related to client contractual dispute	30.0	—	—	—	—
Integration-related costs	—	122.6	7.5	—	—
Benefit related to client contract amendment	—	(30.0)	—	—	—
Legal settlement	—	—	35.0	—	6.0
Benefit from insurance recovery	—	—	(15.0)	—	—
Bad debt charges in specialty distribution line of business	—	—	—	—	21.5
Inventory charges in specialty distribution line of business	—	—	—	—	9.1
Settlement of contractual item with supply chain vendor	—	—	—	—	(9.0)

Adjusted EBITDA from continuing operations	2,657.6	2,408.2	1,692.8	1,368.4	1,178.1

Adjusted EBITDA per adjusted claim(1)	$3.54	$3.19	$3.19	$2.70	$2.32

(1)	We calculate and use adjusted EBITDA per adjusted claim as an indicator of our ability to generate cash from our reported operating results. This measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, EBITDA per adjusted claim is a supplemental measurement used by analysts and investors to help evaluate overall operating performance and our ability to incur and service debt and make capital expenditures. We have calculated adjusted EBITDA excluding certain charges recorded each year, as these charges are not considered an indicator of ongoing company performance. Adjusted EBITDA per adjusted claim is calculated by dividing adjusted EBITDA by the adjusted claim volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each claim. Adjusted EBITDA, and as a result, adjusted EBITDA per adjusted claim, are affected by the changes in claim volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

As one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, we provide healthcare management and administration services on behalf of our clients, which include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, and government health programs. We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Emerging Markets (“EM”). During the third quarter of 2011 we reorganized our FreedomFP line of business from our EM segment into our PBM segment. Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit plan design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physician offices, bio-pharma services, fertility services to providers and patients, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs.

Through our EM segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and healthcare administration and implementation of consumer-directed healthcare solutions.

Revenue generated by our segments can be classified as either tangible product revenue or service revenue. We earn tangible product revenue from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks and from dispensing prescription drugs from our home delivery and specialty pharmacies. Service revenue includes administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, medication counseling services, and certain specialty distribution services. Tangible product revenue generated by our PBM and EM segments represented 99.4% of revenues for the year ended December 31, 2011 as compared to 99.4% and 98.9% for the years ended December 31, 2010 and 2009, respectively.

PROPOSED MERGER TRANSACTION

On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”) , which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of Express Scripts and Medco under a new holding company named Aristotle Holding, Inc. (which we refer to as “New Express Scripts”). It is expected that Aristotle Holding, Inc. will be renamed Express Scripts Holding Company after the consummation of the mergers. As a result of the transactions contemplated by the Merger Agreement (“the Transaction”), Medco and Express Scripts will each become wholly owned subsidiaries of New Express Scripts and former Medco and Express Scripts stockholders will own stock in New Express Scripts, which is expected to be listed for trading on the NASDAQ. Upon closing of the Transaction, our shareholders are expected to own approximately 59% of New Express Scripts and Medco shareholders are expected to own approximately 41%. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement upon closing of the Transaction, each share of Medco common stock will be converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of New Express Scripts stock. Based on the closing price of our stock on December 31, 2011, this payment would be in an aggregate amount of approximately $25.9 billion, composed of per share payments equal to $65.00 in cash and stock of New Express Scripts. We anticipate the Transaction will close in the first half of 2012. The Merger Agreement was adopted by the affirmative vote of the stockholders of each of Express Scripts and Medco in December 2011. The consummation of the Transaction is subject to regulatory clearance and other customary closing conditions, and will be accounted for under the authoritative guidance for business combinations. Refer to Note 3 – Changes in business for further discussion of the proposed merger.

RECENT DEVELOPMENTS

As previously noted in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Walgreen Co. (“Walgreens”), a member of certain of our pharmacy provider networks, announced on June 21, 2011, its intention to no longer participate in such networks following the expiration of our contract at the end of 2011. Contract negotiations with network pharmacy providers are part of the normal course of our business; however, we were not able to agree on terms, conditions and rates that were fair for our clients and members. As a result, the contract with Walgreens expired on December 31, 2011. Excluding Walgreens, our retail network consists of approximately 55,000 pharmacy locations and satisfies all client guarantees for access. We received strong support from our clients and more than 95% of our clients’ volume moved forward into 2012 without Walgreens in the network. Express Scripts provided a full array of tools and resources to help members efficiently transfer prescriptions to another conveniently located pharmacy. We remain open to negotiations with Walgreens in the future.

EXECUTIVE SUMMARY AND TREND FACTORS AFFECTING THE BUSINESS

Our results in 2011 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, home delivery and specialty pharmacy. We saw lower claims volume than initially expected during 2011 due to a stagnant macroeconomic environment which negatively impacted claims utilization and organic growth. Offsetting these lower claims volumes, we benefited from better management of ingredient costs through actions such as renegotiation of supplier contracts and increased competition among generic manufacturers, as well as higher generic fill rate (74.2% in 2011 compared to 71.6% in 2010). In addition, through the research performed by us and guided by our Consumerology® Advisory Board, we are providing our clients with additional tools designed to generate higher generic fill rates, further increase the use of our home delivery and specialty pharmacy services and drive greater adherence.

The positive trends we saw in 2011, including lower drug purchasing costs and increased generic usage, are expected to continue to offset the negative impact of various marketplace forces affecting pricing and plan structure and the current adverse economic environment, among other factors, and thus continue to generate improvements in our results of operations in the future. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition. These projects include preparation for HIPAA changes, Medicare regulations and the Health Reform Laws. In addition, we accelerated spending on certain projects to complete them in 2011, in order to create additional capacity to complete integration activities for the proposed merger with Medco in 2012.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. The accounting policies described below represent those policies that management believes most impact our consolidated financial statements, are important for an understanding of our results of operations, or require our management to make difficult, subjective or complex judgments. This should be read in conjunction with Note 1 – Summary of significant accounting policies and with the other notes to the consolidated financial statements.

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

In the fourth quarter of 2011, we elected to early adopt new guidance related to goodwill impairment testing, which simplifies how an entity tests goodwill for impairment. The new guidance provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The following events and circumstances are considered when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount:

•	macroeconomic conditions, such as a deterioration in general economic conditions, fluctuations in foreign exchange rates and/or other developments in equity and credit markets

•	industry and market considerations, such as a deterioration in the environment in which an entity operates

•	cost factors, such as an increase in pharmaceuticals, labor or other costs

•	overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue

•	other relevant entity-specific events, such as material changes in management or key personnel

•	events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets including acquisitions and dispositions

•	impacts of a sustained decrease in the share price, considered in both absolute terms and relative to peers

The examples noted above are not all-inclusive, and the Company shall consider other relevant events and circumstances that affect the fair value of a reporting unit in determining whether to perform the first step of the goodwill impairment test.

If we were to perform Step 1, the measurement of possible impairment is based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s assets. Impairment losses, if any, would be determined based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. These assumptions include, but are not limited to, earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates.

We performed a qualitative analysis as allowed under the new guidance for our U.S. PBM reporting unit for the 2011 annual impairment test. Based on the results of this assessment, management determined that performance of Step 1 was unnecessary for the U.S. PBM reporting unit. We did not perform a qualitative assessment for any of our other reporting units, and instead began with Step 1 of the goodwill impairment analysis, as allowed under the new guidance. No impairment existed for any of our reporting units at December 31, 2011 or December 31, 2010.

Other intangible assets include, but are not limited to, customer contracts and relationships, deferred financing fees and trade names. Deferred financing fees are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to the 10-year contract with WellPoint under which we provide pharmacy benefit management services to WellPoint and its designated affiliates (the “PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. All other intangible assets, excluding trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 5 to 20 years for customer-related intangibles and nine months to 30 years for other intangible assets (see Note 6 – Goodwill and other intangibles).

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

CONTRACTUAL GUARANTEES

ACCOUNTING POLICY

Many of our contracts contain terms whereby we make certain financial and performance guarantees, including the minimum level of discounts or rebates a client may receive, generic utilization rates, and various service guarantees. These clients may be entitled to performance penalties if we fail to meet a financial or service guarantee. Actual performance is compared to the guarantee for each measure throughout the period, and accruals are recorded if we determine that our performance against the guarantee indicates a potential liability. These estimates are adjusted to actual when the guarantee period ends and we have either met the guaranteed rate or paid amounts to clients.

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

•

Revenues from dispensing prescriptions from our home delivery and specialty pharmacies are recorded when prescriptions are shipped. These revenues include the co-payment received from members of the health plans we serve. At the time of shipment, we have performed substantially all of our obligations under the customer contracts and do not experience a significant level of reshipments or returns.

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

•	EM product revenues include revenues earned through the distribution of pharmaceuticals and medical supplies to providers and clinics.

•

EM service revenues include revenues earned through product support to pharmaceutical manufacturers and medical device companies, revenues derived from our group purchasing organization, and healthcare administration and implementation of consumer-directed healthcare solutions.

RESULTS OF OPERATIONS

We maintain a PBM segment, consisting of our domestic and Canadian PBM operations, and specialty pharmacy operations, which includes providing fertility services to providers and patients, and an EM segment, which consists of distribution of pharmaceuticals and medical supplies to providers and clinics and healthcare administration and implementation of consumer-directed healthcare solutions. During the third quarter of 2011, we reorganized our FreedomFP line of business from our EM segment into our PBM segment. Results of operations for the years presented below have been restated for comparability. Within our EM segment, we have initiated an assessment of our strategic options for our ConnectYourCare (“CYC”) line of business, including whether CYC continues to be core to our future operations.

PBM OPERATING INCOME

	Year Ended December 31,
(in millions)	2011	2010	2009(1)

Product revenues:
Network revenues(2)	$30,007.3	$30,147.8	$15,019.3
Home delivery and specialty revenues(3)	14,547.4	13,398.2	8,352.9
Service revenues	273.0	260.9	264.7

Total PBM revenues	44,827.7	43,806.9	23,636.9
Cost of PBM revenues(2)	41,668.9	40,886.6	21,250.7

PBM gross profit	3,158.8	2,920.3	2,386.2
PBM SG&A expenses	870.2	858.8	895.8

PBM operating income	$2,288.6	$2,061.5	$1,490.4

Claims
Network	600.4	602.0	404.3
Home delivery and specialty(3)	53.4	54.1	45.0

Total PBM claims	653.8	656.1	449.3

Total adjusted PBM claims(4)	751.5	753.9	530.6

(1)	Includes the acquisition of NextRx effective December 1, 2009.
(2)	Includes retail pharmacy co-payments of $5,786.6, $6,181.4, and $3,132.1 for the years ended December 31, 2011, 2010, and 2009, respectively.
(3)	Includes home delivery, specialty and other claims including: (a) drugs distributed through patient assistance programs and (b) drugs we distribute to other PBMs’ clients under limited distribution contracts with pharmaceutical manufacturers.
(4)	Total adjusted claims reflect home delivery claims multiplied by 3, as home delivery claims typically cover a time period 3 times longer than retail claims.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 vs. 2010

Network revenues decreased $140.5 million, or 0.5%, in 2011 over 2010. Approximately $455.6 million of this decrease is due to lower U.S. claims volume. Additionally, our network generic fill rate increased to 75.3% of total network claims in 2011 as compared to 72.7% in 2010. The decrease in volume and increase in the generic fill rate are partially offset by the pricing impacts related to inflation. An additional $30.0 million of the decrease relates to amounts recorded in the second quarter of 2010 related to the amendment of a client contract which relieved us of certain contractual guarantees.

Network claims include U.S. and Canada claims. Network claims decreased slightly in 2011 compared to 2010. A decrease in U.S. network claim volume was partially offset by an increase in Canadian claim volume. Revenue related to Canadian claims represents administrative fees received for processing claims and is reflected in service revenues.

Home delivery and specialty revenues increased $1,149.2 million, or 8.6%, in 2011 over 2010 due primarily to drug price inflation. These increases were partially offset by the impact of higher generic penetration as our generic penetration rate increased to 63.0% of home delivery claims in 2011 compared to 60.2% in 2010. The home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.

Total revenue for the year ended December 31, 2011 also includes charges of $30.0 million related to the anticipated settlement of a contract dispute with a customer. See Note 11 – Commitments and contingencies for further discussion of this contract dispute.

Cost of PBM revenues increased $782.3 million, or 1.9%, in 2011 when compared to the same period of 2010. The increase during the period is due primarily to ingredient cost inflation as well as accelerated spending on certain projects in 2011 in order to create additional capacity to successfully complete integration activities for the proposed merger with Medco in 2012. These increases were partially offset by a decrease in volume and an increase in the generic fill rate. Additionally, included in cost of PBM revenues for the year ended December 31, 2010 is $94.5 million of integration costs related to the acquisition of NextRx.

PBM gross profit increased $238.5 million, or 8.2%, in 2011 over 2010. Cost savings from the increase in the aggregate generic fill rate and the completion of the NextRx integration in 2010 were partially offset by the decrease in claims volume due to the adverse economic environment as described above.

Selling, general and administrative expense (“SG&A”) for the PBM segment increased $11.4 million in 2011 over 2010. Costs of $62.5 million incurred during 2011 related to the Medco Transaction and accelerated spending on certain projects in 2011, discussed above, as well as $11.0 million related to a proposed settlement of state tax audits, were partially offset by decreases in management compensation as well as integration costs of $28.1 million during 2010 related to the acquisition of NextRx.

PBM operating income increased $227.1 million, or 11.0%, in 2011 over 2010, based on the various factors described above.

PBM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 vs. 2009

Network revenues increased $15,128.5 million, or 100.7%, in 2010 over 2009. Home delivery and specialty revenues increased $5,045.3 million, or 60.4%, in 2010 over 2009. Approximately $19,613.9 million of the total product revenue increase is due to the increase in volume primarily due to the acquisition of NextRx in December 2009 and the new contract with the DoD in November 2009. The new contract with the DoD results in utilization of the gross basis of accounting, under which the ingredient cost and member co-payments are included in revenues and cost of revenues. Additionally included as revenue is $30.0 million recorded in the second quarter of 2010 related to the amendment of a client contract which relieved us of certain contractual guarantees. These increases were partially offset by the impact of higher generic penetration. As our generic penetration rate increased to 72.7% of network claims and 60.2% of home delivery claims in 2010 compared to 69.6% and 57.7%, respectively, in 2009, our revenues correspondingly decreased.

The home delivery generic fill rate is lower than the retail generic fill rate as fewer generic substitutions are available among maintenance medications (e.g., therapies for chronic conditions) commonly dispensed from home delivery pharmacies compared to acute medications which are primarily dispensed by pharmacies in our retail networks.

Cost of PBM revenues increased $19,635.9 million, or 92.4%, in 2010 when compared to the same period of 2009 due to the NextRx acquisition and the new contract with DoD, as previously discussed.

PBM gross profit increased $534.1 million, or 22.4%, in 2010 over 2009. Gross profit related to the acquisition of NextRx as well as better management of ingredient costs and cost savings from the increase in the aggregate generic fill rate were partially offset by margin pressures arising from the current competitive environment and costs of $94.5 million incurred in 2010 related to the integration of NextRx. Gross profit margin decreased to 6.7% in 2010 from 10.1% in 2009. This is primarily due to the new contract with the DoD, which is accounted for on a gross basis, as well as the acquisition of NextRx. However, we expect margins to improve as we fully integrate NextRx into our core business and achieve synergies.

SG&A for the PBM segment decreased $37.0 million, or 4.1%, in 2010 over 2009 primarily as a result of the following factors:

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

•	A benefit of $15.0 million in the second quarter of 2009 related to an insurance recovery for previously incurred litigation costs.

PBM operating income increased $571.1 million, or 38.3%, in 2010 over 2009, based on the various factors described above.

EM OPERATING INCOME

	Year Ended December 31,
(in millions)	2011	2010	2009(1)

Product revenues	$1,279.3	$1,153.9	$1,073.0
Service revenues	21.3	12.4	12.4

Total EM revenues	1,300.6	1,166.3	1,085.4
Cost of EM revenues	1,249.5	1,128.4	1,047.6

EM gross profit	51.1	37.9	37.8
EM SG&A expenses	28.0	28.5	30.7

EM operating income	$23.1	$9.4	$7.1

(1)	Our EM results for the year ended December 31, 2009 has been adjusted for the discontinued operations of PMG.

EM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 vs. 2010

EM operating income increased $13.7 million, or 145.7%, in 2011 over 2010. This increase is due to an increase in volume across all lines of business within the segment, partially offset by cost inflation.

EM RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 vs. 2009

EM operating income increased $2.3 million, or 32.4%, in 2010 over 2009. This increase is due to an increase in volume in certain segments of our Specialty Distribution line of business, partially offset by cost inflation. Additionally, efforts to control cost within our EM segment resulted in a decrease in SG&A.

OTHER (EXPENSE) INCOME, NET

Net interest expense increased $125.1 million, or 77.1%, in 2011 as compared to 2010 primarily due to $75.5 million of financing fees related to the bridge facility and credit agreement (defined below) entered into during the third quarter of 2011 and interest expense related to the May 2011 Senior Notes and November 2011 Senior Notes (defined below) issued during the second and fourth quarters of 2011, respectively. These increases were partially offset by the repayment during 2010 of amounts outstanding under our prior credit facility. Net interest expense decreased $26.9 million, or 14.2%, in 2010 as compared to 2009 primarily due to fees of $66.3 million we incurred in 2009 related to the termination of the bridge loan for the financing of the NextRx acquisition, lower weighted average interest rate and lower debt outstanding on our credit facility, partially offset by interest expense on the June 2009 Senior Notes (defined below).

PROVISION FOR INCOME TAXES

Our effective tax rate was 37.0% for the year ended December 31, 2011, as compared to 36.9% and 36.8% for 2010 and 2009, respectively. Our 2011 effective tax rate reflects a slight increase in certain state income tax rates due to enacted law changes.

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

There were no charges for discontinued operations in 2011. The loss from discontinued operations for the year ended December 31, 2010 is due primarily to the impairment charge (pre-tax) of $28.2 million related to the discontinued operations of PMG.

Net income from discontinued operations, net of tax, decreased $24.4 million from net income of $1.0 million in 2009 to a net loss of $23.4 million in 2010. This decrease is primarily attributable to the impairment charge of $28.2 million recorded in the second quarter of 2010 in addition to the charges recorded upon the sale of PMG in the third quarter of 2010.

NET INCOME AND EARNINGS PER SHARE

Net income increased $94.6 million, or 8.0%, for the year ended December 31, 2011 over 2010 and increased $353.6 million, or 42.7%, for the year ended December 31, 2010 over 2009.

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

Basic and diluted earnings per share increased 16.4% and 16.6%, respectively, for the year ended December 31, 2011 over 2010. The increase is primarily due to operating results, as well as the repurchase of 46.4 million treasury shares during 2011. Basic and diluted earnings per share increased 39.5% and 39.1%, respectively for the year ended December 31, 2010 over 2009 primarily due to improved operating results, as well as the repurchase of 26.9 million treasury shares during 2010. The impact of the treasury share repurchases is offset by an increase in shares outstanding as a result of the public offering in June 2009 (see Note 9 – Common stock).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW AND CAPITAL EXPENDITURES

In 2011, net cash provided by continuing operations increased $86.9 million to $2,192.0 million. Changes in operating cash flows from continuing operations in 2011 were impacted by the following factors:

•

Net income from continuing operations increased $71.2 million in 2011 over 2010. This increase was partially reduced by the expensing of deferred financing fees in 2011, which included charges of $81.0 million related primarily to the bridge loan for the financing of the Medco merger. These charges have been added back to cash flows from operating activities to reconcile net income to net cash provided.

•

The deferred tax provision increased $27.4 million in 2011 compared to 2010 reflecting a net change in taxable temporary differences primarily attributable to tax deductible goodwill associated with the NextRx acquisition.

•

Changes in working capital resulted in cash inflows of $379.1 million in 2011 compared to cash inflows of $476.0 million over the same period of 2010, resulting in a total decrease of $96.9 million. The cash flow decrease was primarily related to the strong cash flow in 2010 as a result of the collection of receivables from pharmaceutical manufacturers and clients due to the acquisition of NextRx.

•	Net cash provided by operating activities also includes outflows related to transaction fees incurred in connection with the proposed merger with Medco.

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

As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 2.9% and 3.8% at December 31, 2011 and 2010, respectively. The decrease for the year ended December 31, 2011 was related primarily to the write off of uncollectible accounts receivable during 2011.

In 2011, net cash used in investing activities decreased $22.0 million over 2010 primarily due to a net increase in cash flows from short term investments of $49.4 million primarily related to our Express Scripts Insurance Company line of business, partially offset by an increase in capital expenditures of $24.5 million. Capital expenditures for the year ended December 31, 2011 include primarily infrastructure and technology upgrades. In the fourth quarter of 2011, we opened a new office facility in St. Louis, Missouri to consolidate our St. Louis presence onto our Headquarters campus. Capital expenditures of approximately $32.0 million and other costs of approximately $1.3 million related to this facility were incurred in 2011. Additionally, the Company accelerated spending on certain projects to complete them in 2011, in order to create additional capacity to successfully complete integration activities for the proposed merger with Medco in 2012. Capital expenditures for the year ended December 31, 2010 include $35.7 million related to our Technology & Innovation Center, which opened in the second quarter of 2010. We intend to continue to invest in infrastructure and technology, which we believe will provide efficiencies in operations, facilitate growth and enhance the service we provide to our clients. We expect future capital expenditures will be funded primarily from operating cash flow or, to the extent necessary, with borrowings under our revolving credit facility, discussed below.

Net cash provided by financing activities increased $5,553.5 million from outflows of $2,523.0 million for the year ended December 31, 2010 to inflows of $3,030.5 million for the year ended December 31, 2011. Cash inflows for 2011 include $1,494.0 million related to the issuance of our May 2011 Senior Notes (defined below) and $4,086.3 million related to the issuance of our November 2011 Senior Notes (defined below). Cash outflows during 2011 were primarily due to repurchases of treasury shares of $2,515.7 million during 2011 compared to $1,276.2 million during 2010. Cash outflows also include $91.6 million of deferred financing fees related to the issuance of our May 2011 Senior Notes, November 2011 Senior Notes, bridge facility and credit agreements entered into during 2011. During 2010, we repaid in full our Term 1 and Term A loans, resulting in total repayments on long term debt of $1,340.1 million.

At December 31, 2011, our sources of capital included a $750 million revolving credit facility (none of which was outstanding at December 31, 2011), $4.1 billion of cash received from the issuance of senior notes in November 2011, the ability to draw $4.0 billion on a term facility (at which time the $750 million revolving facility would be replaced by a new $1.5 billion revolving facility), and the ability to draw up to $5.9 billion under a bridge financing facility, all of which are described in further detail in Note 7 – Financing. The $750 million revolving facility is available for general corporate purposes. The remaining funds have been secured to finance, in part, the transactions contemplated under the Merger Agreement with Medco. In the event the merger with Medco is not consummated, the $4.0 billion term facility and the bridge facility would terminate, and we would be required to redeem the $4.1 billion of senior notes issued in November 2011 at a redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.

In February 2012, we issued $3.5 billion of Senior Notes (the “February 2012 Senior Notes”) in a private placement with registration rights, including:

•	$1.0 billion aggregate principal amount of 2.100% Senior Notes due 2015

•	$1.5 billion aggregate principal amount of 2.650% Senior Notes due 2017

•	$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2022

This issuance resulted in proceeds (net of discounts) of $3,458.9 million. These notes were issued through our subsidiary, Aristotle Holding, Inc., which was organized for the purpose of effecting the transactions contemplated under the Merger Agreement with Medco. The net proceeds may be used to pay a portion of the cash consideration to be paid in the Medco Transaction and to pay related fees and expenses. In the event the merger with Medco is not consummated, we would be required to redeem the February 2012 Senior Notes issued at a redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest, prior to their original maturities. This issuance reduces the amount available for withdrawal under the bridge facility discussed in Note 7 – Financing to $2.4 billion.

Our current maturities of long term debt include approximately $1.0 billion of senior notes that will mature in June 2012. We anticipate that our current cash balances, cash flows from operations and our revolving credit facility will be sufficient to meet our cash needs and make scheduled payments for our contractual obligations and current capital commitments. However, if needs arise, we may decide to secure external capital to provide additional liquidity. New sources of liquidity may include additional lines of credit, term loans, or issuance of notes or common stock, all of which are allowable, with certain limitations, under our existing credit agreement. While our ability to secure debt financing in the short term at rates favorable to us may be moderated due to various factors, including the financing incurred in connection with the Transaction, market conditions or other factors, we believe our liquidity options discussed above are sufficient to meet our cash flow needs.

ACQUISITIONS AND RELATED TRANSACTIONS

On July 20, 2011, we entered into the Merger Agreement with Medco, which was amended by Amendment No. 1 thereto on November 7, 2011, as discussed above. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Medco shareholders will receive total consideration of $25.9 billion composed of $65.00 per share in cash and stock (valued based on the closing price of our stock on December 31, 2011), including $28.80 in cash and 0.81 shares for each Medco share owned. As discussed below, we intend to finance all or a portion of the cash component of the merger consideration with debt financing. We have obtained bridge financing in an amount which we believe would be sufficient to allow us to complete the Transaction. In the period leading up to the closing of the Transaction, we may pursue other financing opportunities to replace all or portions of the bridge facility, or, in the event that we draw upon the bridge facility, we may refinance all or a portion of the bridge facility at a later date. We anticipate the transaction will close in the first half of 2012. The Transaction was approved by Express Scripts’ and Medco’s shareholders in December 2011. The consummation of the Transaction is subject to regulatory clearance and other customary closing conditions, and will be accounted for under the authoritative guidance for business combinations. Based on the estimated number of Medco shares outstanding at December 31, 2011, cash consideration transferred in connection with the merger would be approximately $11.2 billion. We estimate approximately $160.0 million of additional cash expenditures in connection with the closing of the Transaction.

On December 1, 2009, we completed the purchase of 100% of WellPoint’s NextRx PBM Business in exchange for total consideration of $4,675.0 million paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4,666.7 million. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through the offering of senior notes and common stock. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition (see Note 3 – Changes in business).

We regularly review potential acquisitions and affiliation opportunities. We believe available cash resources, bank financing or the issuance of additional common stock could be used to finance future acquisitions or affiliations. There can be no assurance we will make new acquisitions or establish new affiliations in 2012 or thereafter.

STOCK REPURCHASE PROGRAM

We have a stock repurchase program, originally announced on October 25, 1996. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. During the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program in the amount of 50.0 million shares. During 2011, we repurchased 13.0 million treasury shares for $765.7 million. An additional 33.4 million shares were acquired under an Accelerated Share Repurchase (“ASR”) agreement, discussed below. As of December 31, 2011, there are 18.7 million shares remaining under our stock repurchase program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

ACCELERATED SHARE REPURCHASE

On May 27, 2011, we entered into agreements to repurchase shares of our common stock for an aggregate purchase price of $1,750.0 million under an ASR agreement. The ASR agreement consists of two agreements, providing for the repurchase of shares of our common stock worth $1.0 billion and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, we received 29.4 million shares of our common stock at a price of $59.53 per share. We received 1.9 million shares for the settlement of the $1.0 billion portion of the ASR agreement during the third quarter of 2011 and 2.1 million shares for the settlement of $725.0 million of the $750.0 million portion of the ASR agreement during the fourth quarter of 2011. As of December 31, 2011, based on the daily volume-weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver 0.1 million shares to us for the remaining amount of the $750.0 million portion of the ASR agreement that has not yet been settled. See Note 9 – Common stock for more information on the terms of the ASR agreement.

SENIOR NOTES

On November 14, 2011, we issued $4.1 billion of Senior Notes (the “November 2011 Senior Notes”) in a private placement with registration rights, including:

•	$900 million aggregate principal amount of 2.750% Senior Notes due 2014

•	$1.25 billion aggregate principal amount of 3.500% Senior Notes due 2016

•	$1.25 billion aggregate principal amount of 4.750% Senior Notes due 2021

•	$700 million aggregate principal amount of 6.125% Senior Notes due 2041

These notes were issued through our subsidiary, Aristotle Holding, Inc., which was organized for the purpose of effecting the transactions contemplated under the Merger Agreement with Medco. The net proceeds may be used to pay a portion of the cash consideration to be paid in the Medco Transaction and to pay related fees and expenses (see Note 3 – Changes in business). The net proceeds from the November 2011 Senior Notes reduced the commitments under the bridge facility discussed below by $4.1 billion. In the event the merger with Medco is not consummated, we would be required to redeem the November 2011 Senior Notes issued at a redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest, prior to their original maturities.

On May 2, 2011, we issued $1.5 billion aggregate principal amount of 3.125% Senior Notes due 2016 (“May 2011 Senior Notes”). We used the proceeds to repurchase treasury shares.

On June 9, 2009, we issued $2.5 billion of Senior Notes (“June 2009 Senior Notes”), including:

•	$1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012

•	$1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014

•	$500 million aggregate principal amount of 7.250% Senior Notes due 2019

We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3 – Changes in business).

See Note 7 – Financing for more information on our Senior Notes borrowings.

BANK CREDIT FACILITY

On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million. In connection with entering into the credit agreement, we terminated in full the revolving facility under our prior credit agreement, entered into October 14, 2005 and due October 14, 2010. There was no outstanding balance in our prior revolving credit facility upon termination. At December 31, 2011, our credit agreement consists of a $750.0 million revolving credit facility (none of which was outstanding as of December 31, 2011) available for general corporate purposes.

During the third quarter of 2010, we repaid the Term A and Term-1 loans in full. We made total Term loan payments of $1,340.0 million during the year ended December 31, 2010.

On August 29, 2011, we entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility will be available to pay a portion of the cash consideration in connection with the Medco Transaction, to repay existing indebtedness, and to pay related fees and expenses. The new revolving facility will be available for general corporate purposes and will replace our $750.0 million credit facility upon funding of the term facility. Any funding under the new credit agreement will occur concurrently with the consummation of the Transaction, subject to customary closing conditions. The term facility and new revolving facility both mature on August 29, 2016. The term facility reduces commitments under the bridge facility discussed below by $4.0 billion. In the event the merger with Medco is not consummated, the new credit agreement would terminate.

Our credit agreements contain covenants which limit our ability to incur additional indebtedness, create or permit liens on assets, and engage in mergers, consolidations, or disposals. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2011, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.

See Note 7 – Financing for more information on our credit facilities.

BRIDGE FACILITY

On August 5, 2011, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provides for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”). In the period leading up to the closing of the merger, we may pursue other financing opportunities to replace all or portions of the bridge facility, or, in the event that we draw upon the bridge facility, we may refinance all or a portion of the bridge facility at a later date. The proceeds from these borrowings may be used to pay a portion of the cash consideration to be paid in the merger and to pay related fees and expenses. The term facility and the net proceeds from the November 2011 Senior Notes, discussed above, reduced commitments under the bridge facility by $4.0 billion and $4.1 billion, respectively. At December 31, 2011, $5.9 billion is available for borrowing under the bridge facility. The issuance of the February 2012 Senior Notes further reduced the amount available for borrowing under the bridge facility to $2.4 billion.

The bridge facility contains covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations other than such agreed upon actions taken in connection with the Transaction. The covenants also include a minimum interest coverage ratio and a maximum leverage ratio. At December 31, 2011, we believe we were in compliance in all material respects with all covenants associated with the bridge facility.

See Note 7 – Financing for more information on the bridge facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our schedule of current maturities of our long-term debt as of December 31, 2011, future minimum lease payments due under noncancellable operating leases of our continuing operations, and purchase commitments (in millions):

	Payments Due by Period as of December 31, 2011
Contractual obligations	Total	2012	2013-2014	2015-2016	After 2017

Long-term debt (1)(2)	$10,938.5	$1,342.7	$2,501.6	$3,184.8	$3,909.4
Future minimum lease payments (3)	185.0	33.3	58.7	49.2	43.8
Purchase commitments (4)	186.9	120.9	63.8	2.2	—

Total contractual cash obligations	$11,310.4	$1,496.9	$2,624.1	$3,236.2	$3,953.2

(1)	These payments exclude the interest expense on our revolving credit facility, which requires us to pay interest on LIBOR plus a margin. Our interest payments fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay (see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bank Credit Facility”), as well as the balance outstanding on our revolving credit facility. Interest payments on our Senior Notes are fixed, and have been included in these amounts.
(2)	In the event the merger with Medco is not consummated, we would be required to redeem the $4.1 billion of senior notes issued in November 2011 at a redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest prior to their original maturities shown in the table above.
(3)	In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia. At December 31, 2011, our lease obligation is $4.2 million. In accordance with applicable accounting guidance, our lease obligation has been offset against $4.2 million of industrial revenue bonds issued to us by the Camden County Joint Development Authority.
(4)	These amounts consist of required future purchase commitments for materials, supplies, services and fixed assets in the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

If the merger with Medco is not completed, we could be liable to Medco for termination fees in connection with the termination of the Merger Agreement, depending on the reasons leading to such termination, and/or the reimbursement of certain of Medco’s expenses, in amounts up to $950 million. We expect cash expenditures of approximately $160.0 million in connection with the closing of the merger.

The gross liability for uncertain tax positions is $32.3 million and $56.4 million as of December 31, 2011 and 2010, respectively. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonable reliable estimate of the timing of future payments relating to the noncurrent obligations. Our net long-term deferred tax liability is $546.5 million and $448.9 million as of December 31, 2011 and 2010, respectively. Scheduling payments for deferred tax liabilities could be misleading since future settlements of these amounts are not the sole determining factor of cash taxes to be paid in future periods.

IMPACT OF INFLATION

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenues and cost of revenues. Most of our contracts provide that we bill clients based on a generally recognized price index for pharmaceuticals.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. Our earnings are subject to change as a result of movements in market interest rates. At December 31, 2011, we had no obligations, net of cash, which were subject to variable rates of interest under our credit facility.

Item 8 — Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express Scripts, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Express Scripts, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

February 22, 2012

EXPRESS SCRIPTS, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(in millions, except share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$5,620.1	$523.7
Restricted cash and investments	17.8	16.3
Receivables, net	1,915.7	1,720.9
Inventories	374.4	382.4
Prepaid expenses	68.7	177.6
Deferred taxes	45.8	86.0
Other current assets	15.5	34.4

Total current assets	8,058.0	2,941.3
Property and equipment, net	416.2	372.7
Goodwill	5,485.7	5,486.2
Other intangible assets, net	1,620.9	1,725.0
Other assets	26.2	32.6

Total assets	$15,607.0	$10,557.8

Liabilities and stockholders’ equity
Current liabilities:
Claims and rebates payable	$2,874.1	$2,666.5
Accounts payable	928.1	656.7
Accrued expenses	656.0	593.9
Current maturities of long-term debt	999.9	0.1

Total current liabilities	5,458.1	3,917.2
Long-term debt	7,076.4	2,493.7
Other liabilities	598.8	540.3

Total liabilities	13,133.3	6,951.2

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $0.01 par value per share; and no shares issued and outstanding	—	—
Common stock, 1,000,000,000 shares authorized, $0.01 par value; shares issued: 690,650,000 and 690,231,000, respectively; shares outstanding: 484,582,000 and 528,069,000, respectively	6.9	6.9
Additional paid-in capital	2,438.2	2,354.4
Accumulated other comprehensive income	17.0	19.8
Retained earnings	6,645.6	5,369.8

	9,107.7	7,750.9
Common stock in treasury at cost, 206,068,000 and 162,162,000 shares, respectively	(6,634.0)	(4,144.3)

Total stockholders’ equity	2,473.7	3,606.6

Total liabilities and stockholders’ equity	$15,607.0	$10,557.8

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2011	2010	2009

Revenues [1]	$46,128.3	$44,973.2	$24,722.3
Cost of revenues [1]	42,918.4	42,015.0	22,298.3

Gross profit	3,209.9	2,958.2	2,424.0
Selling, general and administrative	898.2	887.3	926.5

Operating income	2,311.7	2,070.9	1,497.5

Other (expense) income:
Interest income	12.4	4.9	5.3
Interest expense and other	(299.7)	(167.1)	(194.4)

	(287.3)	(162.2)	(189.1)

Income before income taxes	2,024.4	1,908.7	1,308.4
Provision for income taxes	748.6	704.1	481.8

Net income from continuing operations	1,275.8	1,204.6	826.6
Net (loss) income from discontinued operations, net of tax	—	(23.4)	1.0

Net income	$1,275.8	$1,181.2	$827.6

Weighted average number of common shares outstanding during the period:
Basic:	500.9	538.5	527.0
Diluted:	505.0	544.0	532.2

Basic earnings (loss) per share:
Continuing operations	$2.55	$2.24	$1.57
Discontinued operations	—	(0.04)	—
Net earnings	2.55	2.19	1.57

Diluted earnings (loss) per share:
Continuing operations	$2.53	$2.21	$1.55
Discontinued operations	—	(0.04)	—
Net earnings	2.53	2.17	1.56

[1]	Includes retail pharmacy co-payments of $5,786.6, $6,181.4, and $3,132.1 for the years ended December 31, 2011, 2010, and 2009, respectively.

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except per share data)	2011	2010	2009

Net income	$1,275.8	$1,181.2	$827.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2.8)	5.7	7.9

Comprehensive income	$1,273.0	$1,186.9	$835.5

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Amount
(in millions)	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2008	318.9	$3.2	$640.8	$6.2	$3,361.0	$(2,933.0)	$1,078.2

Comprehensive income:
Net income	—	—	—	—	827.6	—	827.6
Other comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	7.9	—	—	7.9

Comprehensive income	—	—	—	7.9	827.6	—	835.5
Issuance of common stock, net of costs	26.4	0.3	1,568.8	—	—	—	1,569.1
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	—	—	(3.0)	—	—	6.0	3.0
Amortization of unearned compensation under employee plans	—	—	44.6	—	—	—	44.6
Exercise of stock options	—	—	(4.6)	—	—	12.6	8.0
Tax benefit relating to employee stock compensation	—	—	13.4	—	—	—	13.4

Balance at December 31, 2009	345.3	$3.5	$2,260.0	$14.1	$4,188.6	$(2,914.4)	$3,551.8

Comprehensive income:
Net income	—	—	—	—	1,181.2	—	1,181.2
Other comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	5.7	—	—	5.7

Comprehensive income	—	—	—	5.7	1,181.2	—	1,186.9
Stock split in form of dividend	345.1	3.4	(3.4)	—	—	—	—
Treasury stock acquired	—	—	—	—	—	(1,276.2)	(1,276.2)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	(0.2)	—	(14.5)	—	—	11.9	(2.6)
Amortization of unearned compensation under employee plans	—	—	49.7	—	—	—	49.7
Exercise of stock options	—	—	3.7	—	—	34.4	38.1
Tax benefit relating to employee stock compensation	—	—	58.9	—	—	—	58.9

Balance at December 31, 2010	690.2	$6.9	$2,354.4	$19.8	$5,369.8	$(4,144.3)	$3,606.6

Comprehensive income:
Net income	—	—	—	—	1,275.8	—	1,275.8
Other comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	(2.8)	—	—	(2.8)

Comprehensive income	—	—	—	(2.8)	1,275.8	—	1,273.0
Treasury stock acquired	—	—	—	—	—	(2,515.7)	(2,515.7)
Common stock issued under employee plans, net of forfeitures and stock redeemed for taxes	0.5	—	(11.6)	—	—	8.4	(3.2)
Amortization of unearned compensation under employee plans	—	—	48.8	—	—	—	48.8
Exercise of stock options	—	—	18.3	—	—	17.6	35.9
Tax benefit relating to employee stock compensation	—	—	28.3	—	—	—	28.3

Balance at December 31, 2011	690.7	$6.9	$2,438.2	$17.0	$6,645.6	$(6,634.0)	$2,473.7

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2011	2010	2009
Cash flows from operating activities:
Net income	$1,275.8	$1,181.2	$827.6
Net loss (income) from discontinued operations, net of tax	—	23.4	(1.0)

Net income from continuing operations	1,275.8	1,204.6	826.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253.4	244.7	106.7
Deferred income taxes	137.8	110.4	51.5
Employee stock-based compensation expense	48.8	49.7	44.6
Bad debt expense	11.6	5.2	24.1
Deferred financing fees	81.0	5.1	66.3
Other, net	4.5	9.4	3.3
Changes in operating assets and liabilities, net of changes resulting from acquisitions:
Receivables	(206.1)	793.0	(506.0)
Inventories	8.0	(70.2)	(58.1)
Other current and noncurrent assets	119.2	(90.0)	(68.6)
Claims and rebates payable	207.5	(186.7)	995.4
Other current and noncurrent liabilities	250.5	29.9	266.2

Net cash provided by operating activities – continuing operations	2,192.0	2,105.1	1,752.0
Net cash provided by operating activities – discontinued operations	—	12.3	19.5

Net cash flows provided by operating activities	2,192.0	2,117.4	1,771.5

Cash flows from investing activities:
Purchases of property and equipment	(144.4)	(119.9)	(147.5)
Purchase of short-term investments	(25.0)	(38.0)	(1,201.4)
Proceeds from sale of short-term investments	45.0	8.6	6.4
Proceeds from the sale of business	—	2.5	—
Acquisitions, net of cash acquired	—	—	(4,672.6)
Sale of short-term investments	—	—	1,198.9
Other	0.5	1.7	(4.3)

Net cash used in investing activities – continuing operations	(123.9)	(145.1)	(4,820.5)
Net cash used in investing activities – discontinued operations	—	(0.8)	(1.9)

Net cash used in investing activities	(123.9)	(145.9)	(4,822.4)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	5,580.3	—	2,491.6
Treasury stock acquired	(2,515.7)	(1,276.2)	—
Deferred financing fees	(91.6)	(3.9)	(79.5)
Net proceeds from employee stock plans	32.2	35.3	12.5
Tax benefit relating to employee stock-based compensation	28.3	58.9	13.4
Repayment of long-term debt	(0.1)	(1,340.1)	(420.1)
Net proceeds from stock issuance	—	—	1,569.1
Other	(2.9)	3.0	—

Net cash provided by (used in) financing activities	3,030.5	(2,523.0)	3,587.0

Effect of foreign currency translation adjustment	(2.2)	4.8	3.6

Net increase (decrease) in cash and cash equivalents	5,096.4	(546.7)	539.7
Cash and cash equivalents at beginning of year	523.7	1,070.4	530.7

Cash and cash equivalents at end of year	$5,620.1	$523.7	$1,070.4

Supplemental data:
Cash paid during the year for:
Income tax payments, net of refunds	$487.3	$601.4	$478.3
Interest	181.6	162.3	185.8

See accompanying Notes to Consolidated Financial Statements

EXPRESS SCRIPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies

Organization and operations. We are one of the largest full-service pharmacy benefit management (“PBM”) companies in North America, providing healthcare management and administration services on behalf of clients that include health maintenance organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs. We report segments on the basis of services offered and have determined we have two reportable segments: PBM and Emerging Markets (“EM”). Our domestic and Canadian PBM operating segments have similar characteristics and as such have been aggregated into a single PBM reporting segment. During the third quarter of 2011, we reorganized our FreedomFP line of business from our EM segment into our PBM segment. Segment disclosures for all years presented have been restated for comparability (see Note 12 – Segment information). Our integrated PBM services include network claims processing, home delivery services, patient care and direct specialty home delivery to patients, benefit design consultation, drug utilization review, formulary management, drug data analysis services, distribution of injectable drugs to patient homes and physician offices, bio-pharma services, fertility services to providers and patients, and fulfillment of prescriptions to low-income patients through manufacturer-sponsored patient assistance programs. Through our EM segment, we provide services including distribution of pharmaceuticals and medical supplies to providers and clinics and healthcare administration and implementation of consumer-directed healthcare solutions.

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

Discontinued operations. On September 17, 2010, we completed the sale of our Phoenix Marketing Group (“PMG”) line of business. In accordance with applicable accounting guidance, the results of operations for PMG are reported as discontinued operations for all periods presented in the accompanying consolidated statement of operations. Additionally, for all periods presented, assets and liabilities of the discontinued operations are segregated in the accompanying consolidated balance sheet, and cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows (see Note 4 – Discontinued operations).

Cash and cash equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. We have banking relationships resulting in certain cash disbursement accounts being maintained by banks not holding our cash concentration accounts. As a result, cash disbursement accounts carrying negative book balances of $506.8 million and $418.8 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and rebates payable, accounts payable and accrued expenses at December 31, 2011 and 2010, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.

We have restricted cash and investments in the amount of $17.8 million and $16.3 million at December 31, 2011 and 2010, respectively. These amounts consist of investments and cash which include participants’ health savings accounts, employers’ pre-funding amounts and Express Scripts Insurance Company amounts restricted for state insurance licensure purposes.

At December 31, 2011, cash and cash equivalents include approximately $4.1 billion of proceeds from the issuance of senior notes in November 2011. The net proceeds from these notes may be used as a portion of the cash consideration to be paid in the anticipated merger with Medco and to pay related fees and expenses (see Note 3 – Changes in business). In the event the merger with Medco is not consummated, we would be required to redeem these notes at a redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest, prior to their original maturities.

Accounts receivable. Based on our revenue recognition policies discussed below, certain claims at the end of each period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to network pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. Historically, adjustments to our original estimates have been immaterial. As of December 31, 2011 and 2010, unbilled receivables were $971.0 million and $911.3 million, respectively. Unbilled receivables are typically billed to clients within 30 days based on the contractual billing schedule agreed upon with the client.

We provide an allowance for doubtful accounts equal to estimated uncollectible receivables. This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions. Receivables are written off against the allowance only upon determination that such amounts are not recoverable and all collection attempts have failed. As of December 31, 2011 and 2010, we have an allowance for doubtful accounts for continuing operations of $55.6 million and $64.8 million, respectively. As a percent of accounts receivable, our allowance for doubtful accounts for continuing operations was 2.9% and 3.8% at December 31, 2011 and 2010, respectively. The decrease for the year ended December 31, 2011 was related primarily to the write off of uncollectible accounts receivable during 2011.

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

Research and development expenditures relating to the development of software for internal purposes are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as property and equipment. Amortization of the capitalized amounts commences on the date placed into production, and is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product but not more than five years. Reductions, if any, in the carrying value of capitalized software costs to net realizable value are expensed. With respect to capitalized software costs, we recorded amortization expense of $26.2 million in 2011, $23.2 million in 2010 and $20.4 million in 2009.

Marketable securities. All investments not included as cash and cash equivalents are accounted for in accordance with applicable accounting guidance for investments in debt and equity securities. Management determines the appropriate classification of our marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. All marketable securities at December 31, 2011 and 2010 were recorded in other noncurrent assets on our consolidated balance sheet (see Note 2 – Fair value measurements).

Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses included in earnings. We held trading securities, consisting primarily of mutual funds, totaling $14.1 million and $13.5 million at December 31, 2011 and 2010, respectively. We maintain our trading securities to offset changes in certain liabilities related to our deferred compensation plan discussed in Note 10 – Employee benefit plans and stock-based compensation plans. Net (loss) gain recognized on the trading portfolio was $(0.1) million, $1.5 million, and $3.8 million in 2011, 2010, and 2009, respectively.

Securities not classified as trading or held-to-maturity are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, which is based upon quoted market prices, with unrealized holding gains and losses reported through other comprehensive income, net of applicable taxes. We held no securities classified as available for sale at December 31, 2011 or 2010.

Impairment of long lived assets. We evaluate whether events and circumstances have occurred which indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on a comparison of the fair value of the related assets to the carrying value using discount rates that reflect the inherent risk of the underlying business. Impairment losses, if any, would be recorded to the extent the carrying value of the assets exceeds the implied fair value resulting from this calculation (see Note 4 – Discontinued operations and Note 6 – Goodwill and other intangibles).

Goodwill. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In the fourth quarter of 2011, we elected to early adopt new guidance related to goodwill impairment testing, which simplifies how an entity tests goodwill for impairment. The new guidance provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we were to perform Step 1, the measurement of possible impairment would be based on a comparison of the fair value of each reporting unit to the carrying value of the reporting unit’s assets. We determine reporting units based on component parts of our business one level below the segment level. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by segment management. The implied fair value of goodwill would be determined in Step 2, if necessary, based on the fair value of the individual assets and liabilities of the reporting unit, using discount rates that reflect the inherent risk of the underlying business. We would record an impairment charge to the extent the carrying value of goodwill exceeds the implied fair value of goodwill resulting from this calculation. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced for our reporting units at the time the impairment assessment is made. These assumptions include, but are not limited to, earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates.

We performed a qualitative analysis as allowed under the new guidance for our U.S. PBM reporting unit for the 2011 annual impairment test. Based on the results of this assessment, management determined that performance of Step 1 was unnecessary for this reporting unit. We did not perform a qualitative assessment for any of our other reporting units, and instead began with Step 1 of the goodwill impairment analysis, as allowed under the new guidance. No impairment existed for any of our reporting units at December 31, 2011 or December 31, 2010.

During 2010, we wrote off $22.1 million of goodwill in connection with the classification of PMG as a discontinued operation.

Other intangible assets. Other intangible assets include, but are not limited to, customer contracts and relationships, deferred financing fees and trade names. Deferred financing fees are recorded at cost. Customer contracts and relationships are valued at fair market value when acquired using the income method. Customer contracts and relationships related to our 10-year contract with WellPoint, Inc. (“WellPoint”) under which we provide pharmacy benefit management services to WellPoint and its designated affiliates (“the PBM agreement”) are being amortized using a modified pattern of benefit method over an estimated useful life of 15 years. All other intangible assets, excluding trade names which have an indefinite life, are amortized on a straight-line basis, which approximates the pattern of benefit, over periods from 5 to 20 years for customer-related intangibles and nine months to 30 years for other intangible assets (see Note 6 – Goodwill and other intangibles).

The amount of other intangible assets reported is net of accumulated amortization of $593.3 million and $383.6 million at December 31, 2011 and 2010, respectively. Amortization expense for our continuing operations for customer-related intangibles and non-compete agreements included in selling, general and administrative expense was $40.7 million, $40.7 million, and $34.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. In accordance with applicable accounting guidance, amortization expense for customer contracts related to the PBM agreement has been included as an offset to revenue in the amount of $114.0 million for the years ended both December 31, 2011 and 2010 and $9.5 million for the year ended December 31, 2009 (reflecting one month of amortization subsequent to the December 1, 2009 acquisition date). Amortization expense for deferred financing fees included in interest expense was $81.0 million, $5.1 million and $66.3 million, respectively. In 2011 and 2009, these amounts include fees incurred related to the termination or partial termination of bridge loan financing in connection with business combinations in process during each respective period.

Self-insurance accruals. We maintain insurance coverage for claims that arise in the normal course of business. Where insurance coverage is not available, or, in our judgment, is not cost-effective, we maintain self-insurance accruals to reduce our exposure to future legal costs, settlements and judgments. Self-insured losses are accrued based upon estimates of the aggregate liability for the costs of uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 11 – Commitments and contingencies). It is not possible to predict with certainty the outcome of these claims, and we can give no assurances any losses, in excess of our insurance and any self-insurance accruals, will not be material.

Fair value of financial instruments. The carrying value of cash and cash equivalents, restricted cash and investments, accounts receivable, claims and rebates payable, and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value, which approximates the carrying value, of our bank credit facility was estimated using either quoted market prices or the current rates offered to us for debt with similar maturity (see Note 2 – Fair value measurements).

Revenue recognition. Revenues from our PBM segment are earned by dispensing prescriptions from our home delivery and specialty pharmacies, processing claims for prescriptions filled by retail pharmacies in our networks, and providing services to drug manufacturers, including administration of discount programs (see also “Rebate accounting” below).

Revenues from dispensing prescriptions from our home delivery pharmacies are recorded when drugs are shipped. At the time of shipment, our earnings process is complete: the obligation of our customer to pay for the drugs is fixed, and, due to the nature of the product, the member may not return the drugs nor receive a refund.

Revenues from our specialty line of business are from providing medications/pharmaceuticals for diseases that rely upon high-cost injectable, infused, oral, or inhaled drugs which have sensitive handling and storage needs, bio-pharmaceutical services including marketing, reimbursement, customized logistics solutions and providing fertility services to providers and patients. Specialty revenues earned by our PBM segment are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.

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

Revenues related to the distribution of prescription drugs by retail pharmacies in our networks consist of the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion to be settled directly by the member (co-payment), plus any associated administrative fees. These revenues are recognized when the claim is processed. When we independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we act as a principal in the arrangement and we include the total prescription price as revenue in accordance with applicable accounting guidance. Although we generally do not have credit risk with respect to retail co-payments, the primary indicators of gross treatment are present. When a prescription is presented by a member to a retail pharmacy within our network, we are solely responsible for confirming member eligibility, performing drug utilization review, reviewing for drug-to-drug interactions, performing clinical intervention, which may involve a call to the member’s physician, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount it is contractually obligated to pay us for the prescription dispensed, as specified within our client contracts. We also provide benefit design and formulary consultation services to clients. We have separately negotiated contractual relationships with our clients and with network pharmacies, and under our contracts with pharmacies we assume the credit risk of our clients’ ability to pay for drugs dispensed by these pharmacies to clients’ members. We, not our clients, are obligated to pay the retail pharmacies in our networks the contractually agreed upon amount for the prescription dispensed, as specified within our provider contracts. These factors indicate we are a principal as defined by applicable accounting guidance and, as such, we record the total prescription price contracted with clients in revenue.

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

In retail pharmacy transactions, amounts paid to pharmacies and amounts charged to clients are always exclusive of the applicable co-payment. Retail pharmacy co-payments, which we instructed retail pharmacies to collect from members, of $5.8 billion, $6.2 billion and $3.1 billion for the years ended December 31, 2011, 2010, and 2009, respectively, are included in revenues and cost of revenues. Retail pharmacy co-payments increased in the year ended December 31, 2010 as compared to 2009 due to the acquisition of NextRx and the new contract with the Department of Defense (“DoD”), partially offset by an increase in generic utilization.

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

In accordance with applicable accounting guidance, amortization expense for customer contracts related to the PBM agreement has been included as an offset to revenue in the amount of $114.0 million for the years ended both December 31, 2011 and 2010 and $9.5 million for the year ended December 31, 2009 (reflecting one month of amortization subsequent to the December 1, 2009 acquisition date).

Revenues from our EM segment are earned from the distribution of pharmaceuticals and medical supplies to providers and clinics. These revenues are recognized at the point of shipment. At the time of shipment, we have performed substantially all of our obligations under our customer contracts and do not experience a significant level of reshipments. Appropriate reserves are recorded for discounts and contractual allowances, which are estimated based on historical collections over a recent period. Any differences between our estimates and actual collections are reflected in operations in the period in which payment is received. Differences may affect the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends.

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

Income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between financial statement basis and tax basis of assets and liabilities using presently enacted tax rates. We account for uncertainty in income taxes as described in Note 8 – Income taxes.

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

See Note 10 – Employee benefit plans and stock-based compensation for more information regarding stock-based compensation plans.

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

	2011	2010	2009

Weighted average number of common shares outstanding during the period – Basic EPS(1)	500.9	538.5	527.0
Dilutive common stock equivalents: (2)
Outstanding stock options, SSRs, restricted stock units, and executive deferred compensation units(3)	4.1	5.5	5.2

Weighted average number of common shares outstanding during the period – Diluted EPS(1)	505.0	544.0	532.2

(1)	The decrease in weighted average number of common shares outstanding for the year ended December 31, 2011 for Basic and Diluted EPS resulted from the repurchase of 46.4 million treasury shares during the year ended December 31, 2011. The increase in the weighted average number of common shares outstanding for the year ended December 31, 2010 for Basic and Diluted EPS resulted from the 52.9 million shares issued in the common stock offering on June 10, 2009, partially offset by the repurchase of 26.9 million treasury shares during the year ended December 31, 2010.
(2)	Dilutive common stock equivalents do not include the 0.1 million shares that we would receive if the Accelerated Share Repurchase agreement discussed in Note 9 were settled as of December 31, 2011. These were excluded because their effect was anti-dilutive.
(3)	Excludes awards of 3.3 million, 2.8 million, and 1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. These were excluded because their effect was anti-dilutive.

Foreign currency translation. The financial statements of our foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The functional currency for our foreign subsidiaries is the local currency and cumulative translation adjustments (credit balances of $17.0 million and $19.8 million at December 31, 2011 and 2010, respectively) are recorded within the accumulated other comprehensive income component of stockholders’ equity.

Comprehensive income. In addition to net income, comprehensive income (net of taxes) includes foreign currency translation adjustments. We recognized foreign currency translation adjustments of $(2.8) million, $5.7 million and $7.9 million for the years ending December 31, 2011, 2010 and 2009, respectively. We have displayed comprehensive income within the statement of comprehensive income.

New accounting guidance. In May 2011, the FASB issued authoritative guidance containing changes to certain aspects of the measurement of fair value of assets and liabilities and requiring additional disclosures around assets and liabilities measured at fair value using Level 3 inputs (see Note 2 – Fair value measurements) as well as disclosures about the use of nonfinancial assets measured or disclosed at fair value if their use differs from their highest and best use. This statement is effective for financial statements issued for annual periods beginning on or after December 15, 2011. Adoption of the standard is not expected to have an impact on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued authoritative guidance eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate but consecutive statements. This statement is effective for financial statements issued for annual periods beginning on or after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued additional guidance delaying the portion of this update relating to the presentation of reclassification adjustments out of other comprehensive income. We have elected to early adopt the guidance as permitted by the new standard. Adoption of the standard impacted the presentation of certain information within the financial statements, but did not impact our financial position, results of operations, or cash flows.

In September 2011, the FASB issued authoritative guidance allowing entities testing goodwill for impairment to perform a qualitative assessment to determine whether further impairment testing is necessary. If entities determine, on the basis of qualitative factors, that it is more likely than not that a reporting unit’s fair value is greater than the carrying amount, a quantitative calculation may not be needed. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We have elected to early adopt the guidance as permitted by the new standard, and performed our 2011 annual goodwill impairment test under the new standard. Adoption of the standard did not have a material impact on our financial position, results of operations, or cash flows.

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2011 and 2010 include cash equivalents of $1,817.4 million and $426.3 million, restricted cash and investments of $17.8 million and $16.3 million, and trading securities of $14.1 million and $13.5 million (included in other assets), respectively. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). Cash equivalents include investments in AAA-rated money market mutual funds with maturities of less than 90 days.

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

	December 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

3.125% senior notes due 2016(1)	$1,494.6	$1,493.7	$—	$—
3.500% senior notes due 2016(1)	1,249.7	1,265.3	—	—
4.750% senior notes due 2021(1)	1,239.4	1,295.8	—	—
5.250% senior notes due 2012(1)	999.9	1,017.5	999.6	1,056.0
6.250% senior notes due 2014(1)	997.8	1,085.0	996.9	1,116.0
2.750% senior notes due 2014(1)	899.0	907.8	—	—
6.125% senior notes due 2041(1)	698.4	755.3	—	—
7.250% senior notes due 2019(1)	497.3	593.1	497.1	586.3

Total	$8,076.1	$8,413.5	$2,493.6	$2,758.3

(1)	Net of unamortized discount

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

Proposed merger transaction. On July 20, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) with Medco Health Solutions, Inc. (“Medco”), which was amended by Amendment No. 1 thereto on November 7, 2011, providing for the combination of Express Scripts and Medco under a new holding company named Aristotle Holding, Inc. (which we refer to as “New Express Scripts”). It is expected that Aristotle Holding, Inc. will be renamed Express Scripts Holding Company after the consummation of the mergers. As a result of the transactions contemplated by the Merger Agreement (“the Transaction”), Medco and Express Scripts will each become wholly owned subsidiaries of New Express Scripts and former Medco and Express Scripts stockholders will own stock in New Express Scripts, which is expected to be listed for trading on the NASDAQ. Upon closing of the Transaction, our shareholders are expected to own approximately 59% of New Express Scripts and Medco shareholders are expected to own approximately 41%. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement upon closing of the Transaction, each share of Medco common stock will be converted into (i) the right to receive $28.80 in cash, without interest and (ii) 0.81 shares of New Express Scripts stock. Based on the closing price of our stock on December 31, 2011, this payment would be in an aggregate amount of approximately $25.9 billion, composed of per share payments equal to $65.00 in cash and stock of New Express Scripts. The merger will combine the expertise of two complementary pharmacy benefit managers to accelerate efforts to lower the cost of prescription drugs and improve the quality of care. As previously disclosed by Medco and Express Scripts, the Merger Agreement was adopted by the affirmative vote of the stockholders of each of Express Scripts and Medco in December 2011. The consummation of the Transaction is subject to regulatory clearance and other customary closing conditions, and will be accounted for under the authoritative guidance for business combinations.

Consummation of the Transaction is subject to the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and other customary conditions, including (i) the approval for listing on the Nasdaq Stock Market of the common stock of a New Express Scripts (ii) the absence of any order prohibiting or restraining the merger, (iii) the receipt of certain regulatory consents, (iv) subject to certain exceptions, the accuracy of Medco’s and Express Scripts’ representations and warranties in the Merger Agreement, (v) performance by Medco and Express Scripts of their respective obligations in the Merger Agreement, (vi) the absence of certain governmental appeals, and (vii) the delivery of customary opinions from counsel to Medco and Express Scripts to the effect that the Transaction will qualify as a tax-free exchange for federal income tax purposes.

If the Transaction is not completed we could be liable to Medco for termination fees in connection with the termination of the Merger Agreement, depending on the reasons leading to such termination, and/or the reimbursement of certain of Medco’s expenses, in amounts up to $950 million.

On September 2, 2011, Express Scripts and Medco each received a request for additional information (a “second request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the merger. A second request was anticipated by the parties to the mergers at the time of signing of the Merger Agreement. The companies have been cooperating with the FTC staff since shortly after the announcement of the merger and intend to continue to work cooperatively with the FTC staff in the review of the merger. On February 10, 2012, each of Express Scripts and Medco certified as to its substantial compliance with the second request. Completion of the merger remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions. We continue to anticipate that the merger will be completed in the first half of 2012.

Acquisitions. On December 1, 2009, we completed the purchase of 100% of the shares and equity interests of certain subsidiaries of WellPoint that provide pharmacy benefit management services the “NextRx PBM Business”) in exchange for total consideration of $4,675.0 million paid in cash. The working capital adjustment was finalized during the second quarter of 2010 and reduced the purchase price by $8.3 million, resulting in a final purchase price of $4,666.7 million. The NextRx PBM Business is a national provider of PBM services, and we believe the acquisition will enhance our ability to achieve cost savings, innovations, and operational efficiencies which will benefit our customers and stockholders. The purchase price was primarily funded through a $2.5 billion underwritten public offering of senior notes completed on June 9, 2009, resulting in net proceeds of $2,478.3 million, and a public offering of 52.9 million shares of common stock completed June 10, 2009, resulting in net proceeds of $1,569.1 million. This acquisition is reported as part of our PBM segment. For the year ended December 31, 2009, we incurred transaction costs of $61.1 million related to the acquisition which are included in selling, general and administrative expense. In accordance with the accounting guidance for business combinations that became effective in 2009, the transaction costs were expensed as incurred. Our PBM operating results include those of the NextRx PBM Business beginning on December 1, 2009, the date of acquisition.

At the closing of the acquisition, we entered into the 10-year PBM agreement under which we provide pharmacy benefits management services to WellPoint and its designated affiliates which were previously provided by NextRx. The services provided under the PBM agreement include retail network pharmacy management, home delivery and specialty pharmacy services, drug formulary management, claims adjudication and other services consistent with those provided to other PBM clients. These services are provided to HMOs, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans and government health programs, which is consistent with our current customer base.

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

Prior to being classified as a discontinued operation, PMG was included in our EM segment. PMG was headquartered in Lincoln Park, New Jersey and provided outsourced distribution and verification services to pharmaceutical manufacturers.

The results of operations for PMG are reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations in accordance with applicable accounting guidance. Additionally, for all periods presented, cash flows of our discontinued operations are segregated in our accompanying consolidated statement of cash flows. No assets or liabilities of discontinued operations were held at December 31, 2011 or 2010.

Certain information with respect to discontinued operations for the years ended December 31, 2011, 2010, and 2009 is summarized as follows:

(in millions)	2011	2010	2009

Revenues	$—	$16.5	$26.6
Net (loss) income from discontinued operations, net of tax	—	(23.4)	1.0
Income tax benefit (expense) from discontinued operations	—	12.9	(1.8)

5.	Property and equipment

Property and equipment of our continuing operations, at cost, consists of the following:

	December 31,
(in millions)	2011	2010
Land and buildings	$11.3	$11.2
Furniture	36.7	40.6
Equipment	345.4	308.8
Computer software	398.0	342.5
Leasehold improvements	107.7	94.6

Total property and equipment	899.1	797.7
Less accumulated depreciation	(482.9)	(425.0)

Property and equipment, net	$416.2	$372.7

Depreciation expense for our continuing operations in 2011, 2010 and 2009 was $98.6 million, $91.9 million, and $62.4 million, respectively. Internally developed software, net of accumulated depreciation, for our continuing operations was $71.4 million and $72.9 million at December 31, 2011 and 2010, respectively. We capitalized $20.6 million of internally developed software during 2011.

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia (see Note 11 – Commitments and contingencies).

Under certain of our operating leases for facilities in which we operate home delivery and specialty pharmacies, we are required to remove improvements and equipment upon surrender of the property to the landlord and convert the facilities back to office space. Our asset retirement obligation for our continuing operations was $4.9 million and $5.5 million at December 31, 2011 and 2010, respectively.

In the first quarter of 2011, we ceased fulfilling prescriptions from our home delivery dispensing pharmacy in Bensalem, Pennsylvania. We currently maintain the location and all necessary permits and licenses to be able to utilize the facility for business continuity planning purposes. We also maintain a non-dispensing order processing facility in the Bensalem, Pennsylvania area, which will remain operational. Based on our assessments of potential use and our intents for this location, we consider the Bensalem dispensing pharmacy facility to be temporarily idle, and have not modified the method or useful life used to depreciate the related assets.

6.	Goodwill and other intangibles

The following is a summary of our goodwill and other intangible assets (amounts in millions):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
PBM(1)	$5,512.6	$(107.4)	$5,405.2	$5,513.1	$(107.4)	$5,405.7
EM(1)	80.5	—	80.5	80.5	—	80.5

	$5,593.1	$(107.4)	$5,485.7	$5,593.6	$(107.4)	$5,486.2

Other intangible assets
PBM
Customer contracts	$2,018.5	$(494.7)	$1,523.8	$2,018.7	$(346.4)	$1,672.3
Other (2)	126.6	(60.1)	66.5	20.8	(5.0)	15.8

	2,145.1	(554.8)	1,590.3	2,039.5	(351.4)	1,688.1

EM
Customer relationships	68.4	(38.5)	29.9	68.4	(32.2)	36.2
Other	0.7	—	0.7	0.7	—	0.7

	69.1	(38.5)	30.6	69.1	(32.2)	36.9

Total other intangible assets	$2,214.2	$(593.3)	$1,620.9	$2,108.6	$(383.6)	$1,725.0

(1)	As discussed in Note 12 – Segment information, during the third quarter of 2011 we reorganized our FreedomFP line of business from our EM segment into our PBM segment. All amounts at December 31, 2010 have been restated for comparability.
(2)	Changes in other intangible assets are a result of the capitalization of $29.9 million of deferred financing fees related to the November 2011 Senior Notes (as defined in Note 7 – Financing) issued in the fourth quarter of 2011, the capitalization of $65.0 million of deferred financing fees related to the bridge facility during the third quarter of 2011 and the capitalization of $10.9 million of deferred financing fees related to the issuance of the May 2011 Senior Notes during the second quarter of 2011 (see Note 7 — Financing).

The change in the net carrying value of goodwill by business segment is shown in the following table:

(in millions)	PBM	EM2	Total
Balance at December 31, 2009	$5,416.6	$80.5	$5,497.1
Adjustment to purchase price allocation[1]	(17.8)	—	(17.8)
Foreign currency translation and other	6.9	—	6.9

Balance at December 31, 2010	$5,405.7	$80.5	$5,486.2
Foreign currency translation	(0.5)	—	(0.5)

Balance at December 31, 2011	$5,405.2	$80.5	$5,485.7

(1)	Represents adjustments to purchase price of NextRx, including settlement of working capital adjustment.
(2)	Excludes discontinued operations of PMG.

The aggregate amount of amortization expense of other intangible assets for our continuing operations was $236.0 million, $159.8 million and $114.6 million for the year ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for the years ended December 31, 2011 and 2009 includes $81.0 million and $66.3 million, respectively, of fees incurred, recorded in interest expense in the consolidated statement of operations, related to the termination or partial termination of bridge loan financing in connection with business combinations in process during each respective period. Additionally, in accordance with applicable accounting guidance, amortization of $114.0 million for customer contracts related to the PBM agreement has been included as an offset to revenues for the years ended December 31, 2011 and 2010. Amortization of $9.5 million for customer contracts related to the PBM agreement has been included as an offset to revenues for the year ended December 31, 2009. The future aggregate amount of amortization expense of other intangible assets for our continuing operations is expected to be approximately $192.2 million for 2012, $163.5 million for 2013, $157.8 million for 2014, $138.2 million for 2015 and $135.1 million for 2016. The weighted average amortization period of intangible assets subject to amortization is 14.4 years in total, and by major intangible class is 5 to 20 years for customer-related intangibles and nine months to 30 years for other intangible assets.

In connection with the discontinued operations of PMG (see Note 4 – Discontinued operations) and pursuant to our policies for assessing impairment of goodwill and long-lived assets (see Note 1 – Summary of significant accounting policies), approximately $22.1 million of goodwill was written off in the second quarter of 2010 along with intangible assets with a net book value of $1.7 million (gross carrying value of $5.7 million net of accumulated amortization of $4.0 million), consisting of trade names and customer relationships. The impairment charge is included in the “Net (loss) income from discontinued operations, net of tax” line item in the accompanying consolidated statement of operations.

7.	Financing

Long-term debt consists of:

	December 31,
(in millions)	2011	2010

3.125% senior notes due 2016, net of unamortized discount	$1,494.6	$—
3.500% senior notes due 2016, net of unamortized discount	1,249.7	—
4.750% senior notes due 2021, net of unamortized discount	1,239.4	—
5.250% senior notes due 2012, net of unamortized discount	999.9	999.6
6.250% senior notes due 2014, net of unamortized discount	997.8	996.9
2.750% senior notes due 2014, net of unamortized discount	899.0	—
6.125% senior notes due 2041, net of unamortized discount	698.4	—
7.250% senior notes due 2019, net of unamortized discount	497.3	497.1
Revolving credit facility due August 29, 2016	—	—
Revolving credit facility due August 13, 2013	—	—
Other	0.2	0.2

Total debt	8,076.3	2,493.8

Less current maturities	999.9	0.1

Long-term debt	$7,076.4	$2,493.7

BANK CREDIT FACILITIES

On August 13, 2010, we entered into a credit agreement with a commercial bank syndicate providing for a three-year revolving credit facility of $750.0 million (the “2010 credit facility”). In connection with entering into the 2010 credit agreement, we terminated in full the revolving facility under our prior credit agreement, entered into October 14, 2005 and due October 14, 2010. There was no outstanding balance in our prior revolving credit facility upon termination. At December 31, 2011, our credit agreement consists of a $750.0 million revolving credit facility (none of which was outstanding as of December 31, 2011) available for general corporate purposes.

During 2010, we repaid our previously outstanding Term A and Term-1 loans in full. We made total Term loan payments of $1,340.0 million during the year ended December 31, 2010.

The 2010 credit facility requires us to pay interest periodically on the London Interbank Offered Rates (“LIBOR”) or base rate options, plus a margin. The margin over LIBOR will range from 1.55% to 1.95%, depending on our consolidated leverage ratio. Under the 2010 credit agreement, we are required to pay commitment fees on the unused portion of the $750.0 million revolving credit facility. The commitment fee will range from 0.20% to 0.30% depending on our consolidated leverage ratio.

On August 29, 2011, we entered into a credit agreement (the “new credit agreement”) with a commercial bank syndicate providing for a five-year $4.0 billion term loan facility (the “term facility”) and a $1.5 billion revolving loan facility (the “new revolving facility”). The term facility will be available to pay a portion of the cash consideration in connection with entering into the Merger Agreement with Medco, as discussed in Note 3 – Changes in business, to repay existing indebtedness, and to pay related fees and expenses. The new revolving facility will be available for general corporate purposes and will replace our existing $750.0 million credit facility upon funding of the term facility. Any funding under the new credit agreement will occur concurrently with the consummation of the Transaction, subject to customary closing conditions. The term facility and the new revolving facility both mature on August 29, 2016. The term facility reduces commitments under the bridge facility discussed below by $4.0 billion. In the event the merger with Medco is not consummated, the new credit agreement would terminate.

The new credit agreement requires us to pay interest at the LIBOR or adjusted base rate options, plus a margin. The margin over LIBOR ranges from 1.25% to 1.75% for the term facility and 1.10% to 1.55% for the new revolving facility, and the margin over the base rate options ranges from 0.25% to 0.75% for the term facility and

0.10% to 0.55% for the new revolving facility, depending on our consolidated leverage ratio. Under the new credit agreement, we are required to pay commitment fees on the unused portion of the $1.5 billion new revolving facility. The commitment fee ranges from 0.15% to 0.20% depending on our consolidated leverage ratio. Until the funding date, we will also pay a ticking fee on the commitments under the term facility.

BRIDGE FACILITY

On August 5, 2011, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named within the agreement. The credit agreement provides for a one-year unsecured $14.0 billion bridge term loan facility (the “bridge facility”). In the period leading up to the closing of the Medco merger, we may pursue other financing opportunities to replace all or portions of the bridge facility, or, in the event that we draw upon the bridge facility, we may refinance all or a portion of the bridge facility at a later date. The proceeds from these borrowings may be used to pay a portion of the cash consideration to be paid in the merger and to pay related fees and expenses (see Note 3 – Changes in business). The term facility discussed above reduced commitments under the bridge facility by $4.0 billion. The net proceeds from the November 2011 Senior Notes discussed below reduced the commitments under the bridge facility by $4.1 billion. At December 31, 2011, $5.9 billion is available for borrowing under the bridge facility. See Note 15 – Subsequent event for discussion of additional reduction due to financing transactions subsequent to December 31, 2011.

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

SENIOR NOTES

On June 9, 2009, we issued $2.5 billion of Senior Notes (the “June 2009 Senior Notes”), including:

•	$1.0 billion aggregate principal amount of 5.250% Senior Notes due 2012

•	$1.0 billion aggregate principal amount of 6.250% Senior Notes due 2014

•	$500 million aggregate principal amount of 7.250% Senior Notes due 2019

The June 2009 Senior Notes require interest to be paid semi-annually on June 15 and December 15. We may redeem some or all of each series of June 2009 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 50 basis points with respect to any notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The June 2009 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by most of our current and future 100% owned domestic subsidiaries. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business.

On May 2, 2011, we issued $1.5 billion aggregate principal amount of 3.125% Senior Notes due 2016 (the “May 2011 Senior Notes”). The May 2011 Senior Notes require interest to be paid semi-annually on May 15 and November 15. We may redeem some or all of the May 2011 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 20 basis points with respect to any May 2011 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. The May 2011 Senior Notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior basis by most of our current and future 100% owned domestic subsidiaries. We used the net proceeds to repurchase treasury shares.

On November 14, 2011, we issued $4.1 billion of Senior Notes (the “November 2011 Senior Notes”), including:

•	$900 million aggregate principal amount of 2.750% Senior Notes due 2014 (the “November 2014 Senior Notes”)

•	$1.25 billion aggregate principal amount of 3.500% Senior Notes due 2016 (the “November 2016 Senior Notes”)

•	$1.25 billion aggregate principal amount of 4.750% Senior Notes due 2021 (the “2021 Senior Notes”)

•	$700 million aggregate principal amount of 6.125% Senior Notes due 2041 (the “2041 Senior Notes”)

These notes were issued through our subsidiary, Aristotle Holding, Inc., (“Aristotle”) which was organized for the purpose of effecting the transactions contemplated under the Merger Agreement with Medco. The November 2014 Senior Notes require interest to be paid semi-annually on May 21 and November 21. The November 2016 Senior Notes, 2021 Senior Notes, and 2041 Senior Notes require interest to be paid semi-annually on May 15 and November 15. The net proceeds may be used to pay a portion of the cash consideration to be paid in the merger and to pay related fees and expenses (see Note 3 – Changes in business). The net proceeds from the November 2011 Senior Notes reduced the commitments under the bridge facility by $4.1 billion.

We may redeem some or all of each series of November 2011 Senior Notes prior to maturity at a price equal to the greater of (1) 100% of the aggregate principal amount of any notes being redeemed, plus accrued and unpaid interest; or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, not including unpaid interest accrued to the redemption date, discounted to the redemption date on a semiannual basis at the treasury rate plus 35 basis points with respect to any November 2014 Senior Notes being redeemed, 40 basis points with respect to any November 2016 Senior Notes being redeemed, 45 basis points with respect to any 2021 Senior Notes being redeemed, or 50 basis points with respect to any 2041 Senior Notes being redeemed, plus in each case, unpaid interest on the notes being redeemed accrued to the redemption date. In the event that we do not consummate the Mergers on or prior to April 20, 2012, the special mandatory redemption triggering date, then we will redeem all of the notes at a redemption price equal to 101% for the aggregate principal amount of the notes, plus accrued and unpaid interest from the date of initial issuance to, but not exceeding, the special mandatory redemption date. The special mandatory redemption date may be extended to a date not later than July 20, 2012. The November 2011 Senior Notes, issued by Aristotle, are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed on a senior unsecured basis by Express Scripts, Inc. and most of our current and future 100% owned domestic subsidiaries, including upon consummation of the Transaction, Medco and (within 60 days following the consummation of the Transaction) certain of Medco’s 100% owned domestic subsidiaries.

COMMITMENT LETTER

In 2009, we entered into a commitment letter with a syndicate of commercial banks for an unsecured, 364-day, $2.5 billion term loan credit facility in order to finance the NextRx acquisition. Upon completion of the public offering of common stock and debt securities, we terminated the credit facility and incurred $56.3 million in fees and incurred an additional $10.0 million in fees upon the completion of the acquisition.

FINANCING COSTS

Financing costs of $3.9 million related to the 2010 credit facility are being amortized over three years and are reflected in other intangible assets, net in the accompanying consolidated balance sheet.

Financing costs of $13.3 million, for the issuance of the June 2009 Senior Notes, are being amortized over an average weighted period of 5.2 years. Financing costs of $10.9 million for the issuance of the May 2011 Senior Notes are being amortized over 5 years. Financing costs of $29.9 million for the issuance of the November 2011 Senior Notes are being amortized over a weighted average period of 12.1 years.

We incurred financing costs of $91.0 million related to the bridge facility. Financing costs of $26.0 million were immediately expensed upon entering into the new credit agreement, which reduced the commitments under the bridge facility by $4.0 billion. The remaining financing costs of $65.0 million related to the bridge facility were capitalized and are being amortized over nine months. Amortization of the deferred financing costs is accelerated in proportion to the amount by which alternative financing replaces the commitments under the bridge facility. As such, we accelerated amortization of a portion of the financing costs upon issuance of the November 2011 Senior Notes, which reduced the commitments under the bridge facility by $4.1 billion. The remaining financing costs of $16.2 million as of December 31, 2011, are being amortized over the remaining commitment period of the bridge facility.

Deferred financing costs are reflected in other intangible assets, net in the accompanying consolidated balance sheet.

COVENANTS

Our bank financing arrangements contain covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The covenants also include minimum interest coverage ratios and maximum leverage ratios. At December 31, 2011, we believe we were in compliance in all material respects with all covenants associated with our credit agreements.

The following represents the schedule of current maturities for our long-term debt as of December 31, 2011 (amounts in millions):

Year Ended December 31,
2012	$1,000.1
2013	0.1
2014(1)	1,900.0
2015	—
2016(1)	2,750.0
Thereafter(1)	2,450.0

$8,100.2

(1)	In the event the merger with Medco is not consummated, we would be required to redeem the $4.1 billion of senior notes issued in November 2011 at a redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest prior to their original maturities shown in the table above.

8.	Income taxes

Income from continuing operations before income taxes of $2,024.4 million resulted in net tax expense of $748.6 million for 2011. We consider our Canadian earnings to be indefinitely reinvested, and accordingly have not recorded a provision for United States federal and state income taxes thereon. Cumulative undistributed Canadian earnings for which United States taxes have not been provided are included in consolidated retained earnings in the amount of $53.7 million, $43.7 million and $40.6 million as of December 31, 2011, 2010, and 2009, respectively. Upon distribution of such earnings, we would be subject to United States income taxes of approximately $19.6 million.

The provision (benefit) for income taxes for continuing operations consists of the following:

	Year Ended December 31,
(in millions)	2011	2010	2009
Income from continuing operations before income taxes:
United States	$2,026.7	$1,918.2	$1,312.4
Foreign	(2.3)	(9.5)	(4.0)

Total	$2,024.4	$1,908.7	$1,308.4

Current provision:
Federal	$565.2	$545.8	$407.7
State	42.5	40.3	25.6
Foreign	3.1	0.1	(1.8)

Total current provision	610.8	586.2	431.5

Deferred provision:
Federal	125.3	113.1	43.0
State	12.4	4.5	3.9
Foreign	0.1	0.3	3.4

Total deferred provision	137.8	117.9	50.3

Total current and deferred provision	$748.6	$704.1	$481.8

A reconciliation of the statutory federal income tax rate and the effective tax rate follows (the effect of foreign taxes on the effective tax rate for 2011, 2010, and 2009 is immaterial):

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	1.7	1.7
Other, net	—	0.2	0.1

Effective tax rate	37.0%	36.9%	36.8%

Our effective tax rate was 37.0% for the year ended December 31, 2011, compared to 36.9% and 36.8% for 2010 and 2009, respectively. Our 2011 effective tax rate reflects a small increase in certain state income tax rates due to enacted law changes.

The effective tax rate recognized in discontinued operations was 35.5% and 68.8% as of December 31, 2010 and 2009, respectively. There were no discontinued operations in 2011. Our 2010 net tax benefit from discontinued operations was $12.9 million, with a corresponding tax provision of $1.8 million in 2009. Our 2009 effective tax rate for discontinued operations also reflects the impact of changes in state effective rates on deferred tax assets and liabilities.

The deferred tax assets and deferred tax liabilities recorded in our consolidated balance sheet are as follows:

	December 31,
(in millions)	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$11.6	$17.7
Net operating loss carryforwards and other tax attributes	33.0	34.8
Deferred compensation	7.0	5.6
Equity compensation	42.9	38.5
Accrued expenses	51.6	73.6
Other	3.9	3.4

Gross deferred tax assets	150.0	173.6
Less valuation allowance	(25.1)	(23.2)

Net deferred tax assets	124.9	150.4

Deferred tax liabilities:
Depreciation and property differences	(100.8)	(71.1)
Goodwill and customer contract amortization	(516.6)	(438.0)
Prepaids	(0.8)	(1.4)
Other	(7.4)	(2.8)

Gross deferred tax liabilities	(625.6)	(513.3)

Net deferred tax liabilities	$(500.7)	$(362.9)

As of December 31, 2011, we have $25.8 million of state net operating loss carryforwards which expire between 2012 and 2031. A valuation allowance of $19.2 million exists for a portion of these deferred tax assets. The net current deferred tax asset is $45.8 million and $86.0 million, and the net long-term deferred tax liability, included in other liabilities, is $546.5 million and $448.9 million as of December 31, 2011 and 2010, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2011	2010	2009
Balance at January 1	$56.4	$56.1	$40.4
Additions for tax positions related to prior years	7.1	7.4	11.1
Reductions for tax positions related to prior years	(29.3)	(5.0)	(2.2)
Additions for tax positions related to the current year	4.9	—	12.9
Reductions for tax positions related to the current year	—	(1.8)	—
Reductions attributable to settlements with taxing authorities	(5.1)	—	(0.2)
Reductions as a result of a lapse of the applicable statute of limitations	(1.7)	(0.3)	(5.9)

Balance at December 31	$32.3	$56.4	$56.1

Included in our unrecognized tax benefits are $19.2 million of uncertain tax positions that would impact our effective tax rate if recognized.

We have recorded $3.7 million, $2.4 million, and $0.7 million of interest and penalties in our consolidated statement of operations as of December 31, 2011, 2010, and 2009, respectively, resulting in $11.8 million and $8.1 million of accrued interest and penalties in our consolidated balance sheet as of December 31, 2011 and 2010, respectively. Interest was computed on the difference between the tax position recognized in accordance with accounting guidance and the amount previously taken or expected to be taken in our tax returns.

The Internal Revenue Service (“IRS”) concluded its examination of our consolidated 2005 – 2007 U.S. federal income tax returns in the second quarter of 2011. Our U.S. federal income tax returns for tax years 2008 and beyond remain subject to examination, and the IRS commenced an examination of our consolidated 2008 – 2009 U.S. federal income tax returns in the third quarter of 2011 that is anticipated to be concluded in 2013. Our state income tax returns for 2007 and beyond, as well as certain returns prior to 2007, also remain subject to examination by various state authorities with the latest statute expiring on December 31, 2015.

9.	Common stock (reflecting the two-for-one stock split effective June 8, 2010)

On May 27, 2011, we entered into agreements to repurchase shares of our common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (“ASR”) agreement. The ASR agreement consists of two agreements, providing for the repurchase of shares of our common stock worth $1.0 billion and $750.0 million, respectively. Upon payment of the purchase price on May 27, 2011, we received 29.4 million shares of our common stock at a price of $59.53 per share.

At the conclusion of the ASR program we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the daily volume-weighted average price of our common stock over a period beginning after the effective date of the ASR agreements and ending on the settlement date. The original settlement date of December 16, 2011 per the contract was extended to April 27, 2012 as allowed under the terms of the contract due to limitations on repurchase activity resulting from the announcement of the Merger Agreement. The ASR agreement is subject to an accelerated settlement provision at the option of the investment bank. If the mean daily volume-weighted average price of our common stock, less a discount (the “forward price”), during the term of the ASR program falls below $59.53 per share, the investment bank would be required to deliver additional shares to us. If the forward price rises above $59.53 per share, we would be required to deliver cash or shares, at our option, to the investment bank. During the third quarter of 2011, we settled the $1.0 billion portion of the ASR agreement and received 1.9 million additional shares of our common stock at a final forward price of $53.51 per share. During the fourth quarter of 2011, we settled $725.0 million of the $750.0 million portion of the ASR agreement and received 2.1 million additional shares of our common stock at a weighted average final forward price of $50.69 per share. Under the terms of the contract, the maximum number of shares that could be received or delivered under the contracts is 58.8 million. As of December 31, 2011, based on the daily volume-weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver 0.1 million shares to us for the remaining portion of the $750.0 million portion of the ASR agreement that has not yet been settled. These shares were not included in the calculation of diluted weighted average common shares outstanding during the period because their effect was anti-dilutive.

The ASR agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract is classified as an equity instrument under applicable accounting guidance and was deemed to have a fair value of zero at the effective date. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The 4.0 million shares received for the portions of the ASR agreement that were settled during 2011 reduced weighted-average common shares outstanding for the year ended December 31, 2011.

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

On June 10, 2009, we completed a public offering of 52.9 million shares of common stock, which includes 6.9 million shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing, at a price of $30.50 per share. The sale resulted in net proceeds of $1,569.1 million after giving effect to the underwriting discount and issuance costs of $44.4 million. We used the net proceeds for the acquisition of WellPoint’s NextRx PBM Business (see Note 3 – Changes in business).

We have a stock repurchase program, originally announced on October 25, 1996. During the second quarter of 2011, our Board of Directors approved an increase to our stock repurchase program of 50.0 million shares. Treasury shares are carried at first in, first out cost. There is no limit on the duration of the program. In addition to the shares repurchased through the ASR, we repurchased 13.0 million shares under our existing stock repurchase program during the second quarter of 2011 for $765.7 million. During the year ended December 31, 2010, we repurchased 26.9 million treasury shares for $1,276.2 million. As of December 31, 2011, there are 18.7 million shares remaining under this program. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Through December 31, 2011, approximately 44.1 million shares of treasury stock have been reissued in connection with employee compensation plans. As of December 31, 2011, approximately 36.8 million shares of our common stock have been reserved for employee benefit plans (see Note 10 – Employee benefit plans and stock-based compensation plans).

Preferred Share Purchase Rights. In July 2001 our Board of Directors adopted a stockholder rights plan which declared a dividend of one right for each outstanding share of our common stock. The rights plan expired on March 15, 2011 and no additional plans were adopted by the Board of Directors.

10.	Employee benefit plans and stock-based compensation plans (reflecting the two-for-one stock split effective June 8, 2010)

Retirement savings plan. We sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for all of our full-time employees. Employees may elect to enter into a written salary deferral agreement under which a maximum of 15% to 25% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. We match 200% of the first 1% and 100% of the next 3% of the employees’ compensation contributed to the Plan for substantially all employees. For the years ended December 31, 2011, 2010, and 2009, we had contribution expense of approximately $25.7 million, $26.8 million and $22.0 million, respectively.

Employee stock purchase plan. We offer an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits all employees, excluding certain management level employees, to purchase shares of our common stock. Participating employees may contribute up to 10% of their salary to purchase common stock at the end of each monthly participation period at a purchase price equal to 95% of the fair market value of our common stock on the last business day of the participation period. During 2011, 2010 and 2009, approximately 200,000, 217,000 and 260,000 shares of our common stock were issued under the plan, respectively. Our common stock reserved for future employee purchases under the plan is approximately 2.4 million shares at December 31, 2011.

Deferred compensation plan. We maintain a non-qualified deferred compensation plan (the “Executive Deferred Compensation Plan”) that provides benefits payable to eligible key employees at retirement, termination or death. Benefit payments are funded by a combination of contributions from participants and us. Participants may elect to defer up to 50% of their base earnings and 100% of specific bonus awards. Participants become fully vested in our contributions on the third anniversary of the end of the plan year for which the contribution is credited to their account. For 2011, our contribution was equal to 6% of each qualified participant’s total annual compensation, with 25% being allocated as a hypothetical investment in our common stock and the remaining being allocated to a variety of investment options. We have chosen to fund our liability for this plan through investments in trading securities, which primarily consist of mutual funds (see Note 1 – Summary of significant accounting policies). We incurred net compensation expense (benefit) of approximately $0.6 million, $1.5 million and $(0.6) million in 2011, 2010, and 2009, respectively. At December 31, 2011, approximately 5.9 million shares of our common stock have been reserved for future issuance under the plan. We have $0.3 million of unearned compensation related to unvested shares that are part of our deferred compensation plan at both December 31, 2011 and 2010.

Stock-based compensation plans in general. In March 2011, the Board of Directors adopted the Express Scripts, Inc. 2011 Long-Term Incentive Plan (the “2011 LTIP”), which provides for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. The 2011 LTIP was approved by our stockholders in May 2011 and became effective June 1, 2011. Under the 2011 LTIP, we may issue stock options, stock-settled stock appreciation rights (“SSRs”), restricted stock units, restricted stock awards, performance share awards, and other types of awards. The maximum number of shares available for awards under the 2011 LTIP is 30.0 million. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2011 LTIP is 10 years. As of December 31, 2011, approximately 28.5 million shares of our common stock are available for issuance under this plan.

Subsequent to the effective date of the 2011 LTIP, no additional awards will be granted under the 2000 Long-Term Incentive Plan (the “2000 LTIP”), which provided for the grant of various equity awards with various terms to our officers, Board of Directors and key employees selected by the Compensation Committee of the Board of Directors. However, this plan is still in existence as there are outstanding grants under this plan. Under the 2000 LTIP, we have issued stock options, SSRs, restricted stock units, restricted stock awards and performance share awards. Awards are typically settled using treasury shares. The maximum term of stock options, SSRs, restricted stock and performance shares granted under the 2000 LTIP is 10 years.

The provisions of both the 2000 LTIP and 2011 LTIP allow employees to use shares to cover tax withholding on stock awards. Upon vesting of restricted stock and performance shares, employees have taxable income subject to statutory withholding requirements. The number of shares issued to employees may be reduced by the number of shares having a market value equal to our minimum statutory withholding for federal, state and local tax purposes.

Restricted stock and performance shares. A summary of the status of restricted stock and performance shares as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below.

	2011
(share data in millions)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	1.0	$31.95
Granted	0.8	48.72
Other(1)	0.2	55.68
Released	(0.7)	28.77
Forfeited/Cancelled	—

Outstanding at end of period	1.3	$41.92

(1)	Represents additional performance shares issued above the original value for exceeding certain performance metrics

The restricted stock units have three-year graded vesting and the performance shares cliff vest at the end of three years. Of the awards granted in 2011, 0.5 million were granted during the fourth quarter of 2011. These restricted units cliff vest two years from the closing date of the proposed merger with Medco (the “merger restricted shares”). In addition to the two year service requirement, vesting of the merger restricted shares is contingent upon completion of the proposed merger. As this vesting condition does not meet probability thresholds indicated by authoritative accounting guidance, no expense has been recorded for the merger restricted shares during the year ended December 31, 2011. Prior to vesting, shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The original value of the performance share grants is subject to a multiplier of up to 2.5 based on certain performance metrics. Unearned compensation relating to these awards is amortized to non-cash compensation expense over the estimated vesting periods. As of December 31, 2011 and 2010, unearned compensation related to restricted stock and performance shares was $37.2 million and $16.5 million, respectively. We recorded pre-tax compensation expense related to restricted stock and performance share grants of $13.9 million, $17.5 million and $16.2 million in 2011, 2010, and 2009, respectively. The fair value of restricted shares vested during the years ended December 31, 2011, 2010 and 2009 was $20.9 million, $10.5 million and $12.4 million, respectively. The weighted average remaining recognition period for restricted stock and performance shares is 1.5 years.

Stock options and SSRs. A summary of the status of stock options and SSRs as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below.

	2011
(share data in millions)	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	13.3	$27.83
Granted	3.3	52.97
Exercised	(2.4)	21.91
Forfeited/cancelled	(0.5)	40.56

Outstanding at end of period	13.7	$34.54

Awards exercisable at period end	7.9	$26.36

The SSRs and stock options have three-year graded vesting. Of the awards granted in 2011, 1.0 million were granted during the fourth quarter of 2011. These stock options cliff vest two years from the closing date of the proposed merger with Medco (the “merger options”). In addition to the two year service requirement, vesting of the merger options is contingent upon completion of the proposed merger. As this vesting condition does not meet probability thresholds indicated by authoritative accounting guidance, no expense has been recorded for the merger options during the year ended December 31, 2011.

Due to the nature of the awards, we use the same valuation methods and accounting treatments for SSRs and stock options. As of December 31, 2011 and 2010, unearned compensation related to SSRs and stock options was $32.1 million and $23.9 million, respectively. We recorded pre-tax compensation expense related to SSRs and stock options of $34.6 million, $32.1 million and $28.6 million in 2011, 2010, and 2009, respectively. The weighted average remaining recognition period for stock options and SSRs shares is 1.5 years.

For the year ended December 31, 2011, the windfall tax benefit related to stock options exercised during the year was $28.3 million, and is classified as a financing cash inflow on the consolidated statement of cash flows. The tax benefit related to employee stock compensation recognized during the years ended December 31, 2011, 2010, and 2009 was $17.7 million, $18.1 million, and $16.6 million, respectively.

The fair value of options and SSRs granted is estimated on the date of grant using a Black-Scholes multiple option-pricing model with the following assumptions:

	2011	2010	2009
Expected life of option	2-5 years	3-5 years	3-5 years
Risk-free interest rate	0.3%-2.2%	0.5%-2.4%	1.3%-2.4%
Expected volatility of stock	30%-39%	36%-41%	35%-39%
Expected dividend yield	None	None	None
Weighted average volatility of stock	36.6%	38.4%	37.5%

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

At December 31, 2011, the weighted-average remaining contractual lives of stock options and SSRs outstanding and stock options and SSRs exercisable were 4.1 years and 3.0 years, respectively, and the aggregate intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of shares outstanding and shares exercisable was $176.1 million and $148.7 million, respectively. Cash proceeds, fair value of vested shares, intrinsic value related to total stock options exercised, and weighted average fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 are provided in the following table:

(in millions, except per share data)	2011	2010	2009
Proceeds from stock options exercised	$35.9	$38.2	$9.4
Intrinsic value of stock options exercised	82.8	123.7	48.8
Weighted average fair value of options granted during the year	$14.74	$15.97	$7.27

11.	Commitments and contingencies

We have entered into noncancellable agreements to lease certain office and distribution facilities with remaining terms from one to ten years. The majority of our lease agreements include renewal options which would extend the agreements from one to five years. Rental expense under the office and distribution facilities leases, excluding the discontinued operations of PMG (see Note 4 – Discontinued operations), in 2011, 2010, and 2009 was $30.2 million, $40.3 million and $27.8 million, respectively. The future minimum lease payments due under noncancellable operating leases are shown below (in millions):

Year Ended December 31,	Minimum Lease Payments
2012	$33.3
2013	31.5
2014	27.2
2015	25.4
2016	23.8
Thereafter	43.8

$185.0

In the fourth quarter of 2011, we opened a new office facility in St. Louis, Missouri to consolidate our St. Louis presence onto our Headquarters campus. The annual lease commitments for this facility are approximately $3.3 million and the term of the lease is ten years.

In July 2004, we entered into a capital lease with the Camden County Joint Development Authority in association with the development of our Patient Care Contact Center in St. Marys, Georgia. At December 31, 2011, our lease obligation was $4.2 million. Our lease obligation has been offset against $4.2 million of industrial bonds issued by the Camden County Joint Development Authority.

For the year ended December 31, 2011, approximately 58.7% of our pharmaceutical purchases were through one wholesaler. We believe other alternative sources are readily available. Except for customer concentration described in Note 12 – Segment information below, we believe no other concentration risks exist at December 31, 2011.

As of December 31, 2011, we have certain required future purchase commitments for materials, supplies, services and fixed assets related to the normal course of business. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to historical experience and current business plans. These future purchase commitments (in millions) are summarized below:

Year Ended December 31,	Future Purchase Commitment
2012	$120.9
2013	36.6
2014	27.2
2015	1.7
2016	0.5
Thereafter	—

$186.9

In the ordinary course of business there have arisen various legal proceedings, investigations or claims now pending against us or our subsidiaries. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. We disclose the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the years ended December 31, 2011, 2010 and 2009.

We record self-insurance accruals based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage. Accruals are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience (see Note 1 – Summary of significant accounting policies, “Self-insurance accruals”). The majority of these claims are legal claims and our liability estimate is primarily related to the cost to defend these claims. We do not accrue for settlements, judgments, monetary fines or penalties until such amounts are probable and estimable. Under authoritative guidance, if the range of possible loss is broad, the liability accrual is based on the lower end of the range.

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

In December 2011, we received a proposal from a client asserting claims regarding the interpretation of certain contractual terms. We responded with an offer to settle these issues that included a lump sum payment of $30.0 million. Based on authoritative accounting guidance, we determined that these communications indicate that a loss is both probable and estimable and we recorded an accrual of $30.0 million as an offset to revenues in the consolidated statement of operations for the year ended December 31, 2011. While no final agreement has been reached on the matter, the parties are engaged in active discussions and continue to work to resolve the open issues.

We received a $15.0 million insurance recovery in the second quarter of 2009 for previously incurred litigation costs. We incurred a charge of $35.0 million in the third quarter of 2009 related to the settlement of a lawsuit brought against us and one of our subsidiaries, which settlement resulted in the dismissal of the case by the court on October 22, 2009.

12.	Segment information

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

(in millions)	PBM	EM	Total
2011
Product revenues:
Network revenues	$30,007.3	$—	$30,007.3
Home delivery and specialty revenues	14,547.4	—	14,547.4
Other revenues	—	1,279.3	1,279.3
Service revenues	273.0	21.3	294.3

Total revenues	44,827.7	1,300.6	46,128.3

Depreciation and amortization expense	245.5	7.9	253.4

Operating income	2,288.6	23.1	2,311.7
Interest income			12.4
Interest expense and other			(299.7)

Income before income taxes			2,024.4

Capital expenditures	141.1	3.3	144.4

2010
Product revenues:
Network revenues	$30,147.8	$—	$30,147.8
Home delivery and specialty revenues	13,398.2	—	13,398.2
Other revenues	—	1,153.9	1,153.9
Service revenues	260.9	12.4	273.3

Total revenues	43,806.9	1,166.3	44,973.2

Depreciation and amortization expense	236.9	7.8	244.7

Operating income	2,061.5	9.4	2,070.9
Interest income			4.9
Interest expense and other			(167.1)

Income before income taxes			1,908.7

Capital expenditures	116.9	3.0	119.9

2009
Product revenues:
Network revenues	$15,019.3	$—	$15,019.3
Home delivery and specialty revenues	8,352.9	—	8,352.9
Other revenues	—	1,073.0	1,073.0
Service revenues	264.7	12.4	277.1

Total revenues	23,636.9	1,085.4	24,722.3

Depreciation and amortization expense	98.3	8.4	106.7

Operating income	1,490.4	7.1	1,497.5
Interest income			5.3
Interest expense and other			(194.4)
Income before income taxes			1,308.4

Capital expenditures	145.4	2.1	147.5

The following table presents the total assets of our reportable segments:

(in millions)	PBM	EM	Total

Total Assets
As of December 31, 2011	$15,149.9	$457.1	$15,607.0

As of December 31, 2010	$10,155.1	$402.7	$10,557.8

PBM product revenues consist of revenues from the sale of prescription drugs by retail pharmacies in our retail pharmacy networks, revenues from the dispensing of prescription drugs from our home delivery pharmacies and distribution of certain specialty and fertility drugs. EM product revenues consist of specialty distribution activities. PBM service revenues include administrative fees associated with the administration of retail pharmacy networks contracted by certain clients, informed decision counseling services, and specialty distribution services. EM service revenues include revenues from healthcare card administration.

The following table shows the percentage of total revenue represented by our top five clients and clients representing 10% or greater of our consolidated revenue for each respective period:

	December 31,
	2011	2010	2009

WellPoint	29.5%	29.2%	6.0%
Department of Defense (“DoD”)	20.9%	19.7%	5.4%
Other	6.3%	6.3%	12.3%

Top five clients	56.7%	55.2%	23.7%

None of our other clients accounted for 10% or more of our consolidated revenues during the years ended December 31, 2011 or 2010. None of our clients accounted for 10% or more of our consolidated revenues during the year ended December 31, 2009.

Revenues earned by our Canadian PBM totaled $62.4 million, $52.2 million and $49.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. All other revenues are earned in the United States. Long-lived assets of our Canadian PBM (consisting primarily of fixed assets) totaled $17.6 million and $16.7 million as of December 31, 2011 and 2010, respectively. All other long-lived assets are domiciled in the United States.

13.	Quarterly financial data (unaudited)

The following is a presentation of our unaudited quarterly financial data:

	Quarters
(in millions, except per share data)	First	Second	Third	Fourth

Fiscal 2011(1)
Total revenues (2)	$11,094.5	$11,361.4	$11,571.0	$12,101.4
Cost of revenues (2)	10,349.0	10,577.3	10,735.2	11,256.9

Gross profit	745.5	784.1	835.8	844.5
Selling, general and administrative	193.1	204.8	230.7	269.6

Operating income	552.4	579.3	605.1	574.9

Net income	$326.5	$334.2	$324.7	$290.4

Basic earnings per share	$0.62	$0.66	$0.67	$0.60

Diluted earnings per share	$0.61	$0.66	$0.66	$0.59

Fiscal 2010(1) (3)
Total revenues (2)	$11,138.4	$11,288.8	$11,251.8	$11,294.2
Cost of revenues (2)	10,475.2	10,531.3	10,487.7	10,520.8

Gross profit	663.2	757.5	764.1	773.4
Selling, general and administrative	208.5	227.2	236.1	215.5

Operating income	454.7	530.3	528.0	557.9

Net income from continuing operations	260.6	307.3	307.1	329.6
Net loss from discontinued operations, net of tax	(0.4)	(17.4)	(5.6)	—

Net income	$260.2	$289.9	$301.5	$329.6

Basic earnings (loss) per share:
Continuing operations	$0.47	$0.56	$0.58	$0.62
Discontinued operations	—	(0.03)	(0.01)	—
Net earnings	0.47	0.53	0.57	0.62

Diluted earnings (loss) per share:
Continuing operations	$0.47	$0.56	$0.57	$0.62
Discontinued operations	—	(0.03)	(0.01)	—
Net earnings	0.47	0.53	0.56	0.62

(1)	Includes the December 1, 2009 acquisition of NextRx.
(2)	Includes retail pharmacy co-payments of $1,526.5 and $1,662.6 for the three months ended March 31, 2011 and 2010, respectively, $1,457.1 and $1,547.3 for the three months ended June 30, 2011 and 2010, respectively, $1,390.4 and $1,478.5 for the three months ended September 30, 2011 and 2010, respectively, and $1,412.6 and $1,493.0 for the three months ended December 31, 2011 and 2010, respectively.
(3)	Restated to exclude the discontinued operations of PMG

14.	Condensed consolidating financial information

Our senior notes are jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by our 100% owned domestic subsidiaries, other than certain regulated subsidiaries including Express Scripts Insurance Company. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information. The statement of comprehensive income has been excluded from this presentation because all components of other comprehensive income relate to the operations of non-guarantor subsidiaries and are immaterial to the condensed consolidating financial statements as a whole. Effective September 17, 2010, PMG was sold. The assets, liabilities, and operations of PMG are included as discontinued operations in those of the non-guarantors for all periods presented. Subsequent to the acquisition of NextRx on December 1, 2009, certain of the assets, liabilities and operations of the 100% owned domestic subsidiaries have been included in those of the guarantors. Certain amounts from prior periods have been reclassified to conform to current period presentation. The following presents the condensed consolidating financial information separately for:

(i)	Express Scripts, Inc. (the Parent Company), the issuer of certain guaranteed obligations (the Parent Company also guarantees the obligations of Aristotle);

(ii)	Aristotle Holding, Inc., incorporated in 2011 and the issuer of additional guaranteed obligations;

(iii)	Guarantor subsidiaries, on a combined basis, as specified in the indentures related to Express Scripts’ and Aristotle’s obligations under the notes;

(iv)	Non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vi)	Express Scripts, Inc and subsidiaries on a consolidated basis.

Condensed Consolidating Balance Sheet

(in millions)	Express Scripts, Inc.	Aristotle Holding, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
As of December 31, 2011
Cash and cash equivalents	$5,522.2	$—	$5.4	$92.5	$—	$5,620.1
Restricted cash and investments	—	—	13.1	4.7	—	17.8
Receivables, net	1,289.4	—	592.3	34.0	—	1,915.7
Other current assets	33.8	—	453.1	17.5	—	504.4

Total current assets	6,845.4	—	1,063.9	148.7	—	8,058.0

Property and equipment, net	293.0	—	105.2	18.0	—	416.2
Investments in subsidiaries	6,812.6	—	—	—	(6,812.6)	—
Intercompany	—	4,057.3	3,953.8	—	(8,011.1)	—
Goodwill	2,921.4	—	2,538.8	25.5	—	5,485.7
Other intangible assets, net	1,331.4	29.2	256.8	3.5	—	1,620.9
Other assets	22.1	—	2.5	1.6	—	26.2

Total assets	$18,225.9	$4,086.5	$7,921.0	$197.3	$(14,823.7)	$15,607.0

Claims and rebates payable	$2,873.5	$—	$0.6	$—	$—	$2,874.1
Accounts payable	686.6	—	238.4	3.1	—	928.1
Accrued expenses	256.5	—	362.5	37.0	—	656.0
Current maturities of long-term debt	999.9	—	—	—	—	999.9

Total current liabilities	4,816.5	—	601.5	40.1	—	5,458.1

Long-term debt	2,989.9	4,086.5	—	—	—	7,076.4
Intercompany	7,899.1	—	—	112.0	(8,011.1)	—
Other liabilities	46.7	—	546.4	5.7	—	598.8
Stockholders’ equity	2,473.7	—	6,773.1	39.5	(6,812.6)	2,473.7

Total liabilities and stockholders’ equity	$18,225.9	$4,086.5	$7,921.0	$197.3	$(14,823.7)	$15,607.0

As of December 31, 2010
Cash and cash equivalents	$456.7	$—	$9.0	$58.0	$—	$523.7
Restricted cash and investments	—	—	11.7	4.6	—	16.3
Receivables, net	1,175.6	—	536.2	9.1	—	1,720.9
Other current assets	249.0	—	396.0	35.4	—	680.4

Total current assets	1,881.3	—	952.9	107.1	—	2,941.3

Property and equipment, net	231.5	—	127.2	14.0	—	372.7
Investments in subsidiaries	6,382.2	—	—	—	(6,382.2)	—
Intercompany	—	—	3,214.0	—	(3,214.0)	—
Goodwill	2,921.4	—	2,538.8	26.0	—	5,486.2
Other intangible assets, net	1,426.2	—	294.8	4.0	—	1,725.0
Other assets	20.6	—	10.1	1.9	—	32.6

Total assets	$12,863.2	$—	$7,137.8	$153.0	$(9,596.2)	$10,557.8

Claims and rebates payable	$2,664.9	$—	$1.6	$—	$—	$2,666.5
Accounts payable	634.4	—	17.7	4.6	—	656.7
Accrued expenses	288.7	—	294.5	10.7	—	593.9
Current maturities of long-term debt	—	—	0.1	—	—	0.1

Total current liabilities	3,588.0	—	313.9	15.3	—	3,917.2

Long-term debt	2,493.7	—	—	—	—	2,493.7
Intercompany	3,094.8	—	—	119.2	(3,214.0)	—
Other liabilities	80.1	—	455.5	4.7	—	540.3
Stockholders’ equity	3,606.6	—	6,368.4	13.8	(6,382.2)	3,606.6

Total liabilities and stockholders’ equity	$12,863.2	$—	$7,137.8	$153.0	$(9,596.2)	$10,557.8

Condensed Consolidating Statement of Operations

(in millions)	Express Scripts, Inc.	Aristotle Holding, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2011
Revenues	$29,450.9	$—	$16,520.3	$157.1	$—	$46,128.3
Operating expenses	27,847.9	—	15,841.3	127.4	—	43,816.6

Operating income	1,603.0	—	679.0	29.7	—	2,311.7
Interest (expense) income, net	(259.8)	(22.2)	(5.9)	0.6	—	(287.3)

Income before income taxes	1,343.2	(22.2)	673.1	30.3	—	2,024.4
Provision for income taxes	487.9	(8.1)	263.8	5.0	—	748.6

Net income (loss) from continuing operations	855.3	(14.1)	409.3	25.3	—	1,275.8
Equity in earnings of subsidiaries	420.5	—	—	—	(420.5)	—

Net income (loss)	$1,275.8	$(14.1)	$409.3	$25.3	$(420.5)	$1,275.8

For the year ended December 31, 2010
Revenues	$29,594.6	$—	$15,287.8	$90.8	$—	$44,973.2
Operating expenses	28,176.8	—	14,635.8	89.7	—	42,902.3

Operating income	1,417.8	—	652.0	1.1	—	2,070.9
Interest (expense) income, net	(156.2)	—	(6.2)	0.2	—	(162.2)

Income before income taxes	1,261.6	—	645.8	1.3	—	1,908.7
Provision for income taxes	462.3	—	241.0	0.8	—	704.1

Net income from continuing operations	799.3	—	404.8	0.5	—	1,204.6
Net loss from discontinued operations, net of tax	—	—	—	(23.4)	—	(23.4)
Equity in earnings of subsidiaries	381.9	—	—	—	(381.9)	—

Net income (loss)	$1,181.2	$—	$404.8	$(22.9)	$(381.9)	$1,181.2

For the year ended December 31, 2009
Revenues	$14,642.9	$—	$10,004.2	$75.2	$—	$24,722.3
Operating expenses	13,654.9	—	9,497.7	72.2	—	23,224.8

Operating income	988.0	—	506.5	3.0	—	1,497.5
Interest expense, net	(179.6)	—	(6.5)	(3.0)	—	(189.1)

Income before income taxes	808.4	—	500.0	—	—	1,308.4
Provision for income taxes	293.0	—	185.9	2.9	—	481.8

Net income (loss) from continuing operations	515.4	—	314.1	(2.9)	—	826.6
Net income from discontinued operations, net of tax	—	—	—	1.0	—	1.0
Equity in earnings of subsidiaries	312.2	—	—	—	(312.2)	—

Net income (loss)	$827.6	$—	$314.1	$(1.9)	$(312.2)	$827.6

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Aristotle Holding, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2011

Net cash flows provided by (used in) operating activities	$1,846.9	$(14.1)	$753.1	$26.6	$(420.5)	$2,192.0

Cash flows from investing activities:
Purchase of property and equipment	(124.9)	—	(13.4)	(6.1)	—	(144.4)
Other	(1.0)	—	1.3	20.2	—	20.5

Net cash (used in) provided by investing activities	(125.9)	—	(12.1)	14.1	—	(123.9)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	1,494.0	4,086.3	—	—	—	5,580.3
Treasury stock acquired	(2,515.7)	—	—	—	—	(2,515.7)
Deferred financing fees	(62.4)	(29.2)	—	—	—	(91.6)
Net proceeds from employee stock plans	32.2	—	—	—	—	32.2
Tax benefit relating to employee stock-based compensation	28.3	—	—	—	—	28.3
Repayment of long-term debt	(0.1)	—	—	—	—	(0.1)
Other	(2.9)	—	—	—	—	(2.9)
Net transactions with parent	4,371.1	(4,043.0)	(744.6)	(4.0)	420.5	—

Net cash provided by (used in) financing activities	3,344.5	14.1	(744.6)	(4.0)	420.5	3,030.5

Effect of foreign currency translation adjustment	—	—	—	(2.2)	—	(2.2)

Net increase (decrease) in cash and cash equivalents	5,065.5	—	(3.6)	34.5	—	5,096.4
Cash and cash equivalents at beginning of year	456.7	—	9.0	58.0	—	523.7

Cash and cash equivalents at end of year	$5,522.2	$—	$5.4	$92.5	$—	$5,620.1

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2010

Net cash flows provided by (used in) operating activities	$1,709.3	$773.2	$16.8	$(381.9)	$2,117.4

Cash flows from investing activities:
Purchase of property and equipment	(53.1)	(61.3)	(5.5)	—	(119.9)
Purchase of short-term investments	—	—	(38.0)	—	(38.0)
Other	17.6	(4.3)	(0.5)	—	12.8

Net cash used in investing activities – continuing operations	(35.5)	(65.6)	(44.0)	—	(145.1)
Net cash used in investing activities – discontinued operations	—	—	(0.8)	—	(0.8)

Net cash used in investing activities	(35.5)	(65.6)	(44.8)	—	(145.9)

Cash flows from financing activities:
Repayment of long-term debt	(1,340.1)	—	—	—	(1,340.1)
Treasury stock acquired	(1,276.2)	—	—	—	(1,276.2)
Tax benefit relating to employee stock-based compensation	58.9	—	—	—	58.9
Net proceeds from employee stock plans	35.3	—	—	—	35.3
Deferred financing fees	(3.9)	—	—	—	(3.9)
Other	3.0	—	—	—	3.0
Net transactions with parent	300.9	(708.6)	25.8	381.9	—

Net cash (used in) provided by financing activities	(2,222.1)	(708.6)	25.8	381.9	(2,523.0)

Effect of foreign currency translation adjustment	—	—	4.8	—	4.8

Net (decrease) increase in cash and cash equivalents	(548.3)	(1.0)	2.6	—	(546.7)
Cash and cash equivalents at beginning of year	1,005.0	10.0	55.4	—	1,070.4

Cash and cash equivalents at end of year	$456.7	$9.0	$58.0	$—	$523.7

Condensed Consolidating Statement of Cash Flows

(in millions)	Express Scripts, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2009
Net cash flows provided by (used in) operating activities	$1,684.9	$385.2	$13.6	$(312.2)	$1,771.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,881.7)	(465.9)	—	4,675.0	(4,672.6)
Purchase of short-term investments	(1,201.4)	—	—	—	(1,201.4)
Sale of short-term investments	1,198.9	—	—	—	1,198.9
Purchase of property and equipment	(116.6)	(22.6)	(8.3)	—	(147.5)
Other	6.4	(2.7)	(1.6)	—	2.1

Net cash (used in) provided by investing activities – continuing operations	(8,994.4)	(491.2)	(9.9)	4,675.0	(4,820.5)
Net cash used in investing activities – discontinued operations	—	—	(1.9)	—	(1.9)

Net cash (used in) provided by investing activities	(8,994.4)	(491.2)	(11.8)	4,675.0	(4,822.4)

Cash flows from financing activities:
Proceeds from long-term debt, net of discounts	2,491.6	—	—	—	2,491.6
Net proceeds from stock issuance	1,569.1	—	—	—	1,569.1
Repayment of long-term debt	(420.1)	—	—	—	(420.1)
Deferred financing fees	(79.5)	—	—	—	(79.5)
Tax benefit relating to employee stock-based compensation	13.4	—	—	—	13.4
Net proceeds from employee stock plans	12.5	—	—	—	12.5
Net transactions with parent	4,239.4	107.1	16.3	(4,362.8)	—

Net cash provided by (used in) financing activities	7,826.4	107.1	16.3	(4,362.8)	3,587.0

Effect of foreign currency translation adjustment	—	—	3.6	—	3.6

Net increase in cash and cash equivalents	516.9	1.1	21.7	—	539.7
Cash and cash equivalents at beginning of year	488.1	8.9	33.7	—	530.7

Cash and cash equivalents at end of year	$1,005.0	$10.0	$55.4	$—	$1,070.4

15.	Subsequent event

In February 2012, we issued $3.5 billion of Senior Notes (the “February 2012 Senior Notes”) in a private placement with registration rights, including:

•	$1.0 billion aggregate principal amount of 2.100% Senior Notes due 2015

•	$1.5 billion aggregate principal amount of 2.650% Senior Notes due 2017

•	$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2022

This issuance resulted in proceeds (net of discounts) of $3,458.9 million. These notes were issued through our subsidiary, Aristotle Holding, Inc., which was organized for the purpose of effecting the transactions contemplated under the Merger Agreement with Medco. The net proceeds may be used to pay a portion of the cash consideration to be paid in the Medco Transaction and to pay related fees and expenses. In the event the merger with Medco is not consummated, we would be required to redeem the February 2012 Senior Notes issued at a redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest, prior to their original maturities. This issuance reduces the amount available for withdrawal under the bridge facility discussed in Note 7 – Financing to $2.4 billion.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the appropriate members of our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Proxy Item No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”; provided that some of the information regarding our executive officers required by Item 401 of Regulation S-K has been included in Part I of this report.

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

The following report of independent registered public accounting firm and our consolidated financial statements are contained in Item 8—Consolidated Financial Statements and Supplementary Data of this Report

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2011 and 2010

Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is contained in this Report.

II.	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2011, 2010 and 2009

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

EXPRESS SCRIPTS, INC.

February 22, 2012	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Paz
George Paz	Chairman, President and Chief Executive Officer	February 22, 2012

/s/ Jeffrey Hall
Jeffrey Hall	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2012
/s/ Kelley Elliott
Kelley Elliott	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 22, 2012

/s/ Gary G. Benanav
Gary G. Benanav	Director	February 22, 2012

/s/ Maura C. Breen
Maura C. Breen	Director	February 22, 2012

/s/ William J. DeLaney
William J. DeLaney	Director	February 22, 2012

/s/ Nicholas J. LaHowchic
Nicholas J. LaHowchic	Director	February 22, 2012

/s/ Thomas P. Mac Mahon
Thomas P. Mac Mahon	Director	February 22, 2012

/s/ Frank Mergenthaler
Frank Mergenthaler	Director	February 22, 2012

Signature	Title	Date

/s/ Woodrow A. Myers, Jr.
Woodrow A. Myers, Jr.	Director	February 22, 2012

/s/ John O. Parker
John O. Parker	Director	February 22, 2012

/s/ Samuel Skinner
Samuel Skinner	Director	February 22, 2012

/s/ Seymour Sternberg
Seymour Sternberg	Director	February 22, 2012

EXPRESS SCRIPTS, INC.

Schedule II — Valuation and Qualifying Accounts and Reserves of Continuing Operations

Years Ended December 31, 2011, 2010, and 2009

Col. A	Col. B	Col. C		Col. D	Col. E
(in millions)		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(1)	Balance at End of Period

Allowance for Doubtful Accounts Receivable
Year Ended 12/31/09	$76.7	$24.1	$13.6	$21.0	$93.4
Year Ended 12/31/10	93.4	5.2	—	33.8	64.8
Year Ended 12/31/11	$64.8	$11.6	$—	$20.8	$55.6

Valuation Allowance for Deferred Tax Assets
Year Ended 12/31/09	$11.7	$4.4	$—	$—	$16.1
Year Ended 12/31/10	16.1	7.1	—	—	23.2
Year Ended 12/31/11	$23.2	$1.9	$—	$—	$25.1

(1)	Except as otherwise described, these deductions are primarily write-offs of receivable amounts, net of any recoveries.

INDEX TO EXHIBITS

(Express Scripts, Inc. – Commission File Number 0-20199)

Exhibit Number	Exhibit

2.1[3]	Stock and Interest Purchase Agreement among the Company and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

2.2[3]	Agreement and Plan of Merger, dated as of July 20, 2011, by and among the Company, Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 22, 2011 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc., and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 8, 2011.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit No. 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

3.2	Third Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit No. 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2010.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

4.2	Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.3	First Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 5.25% senior notes due in 2012, incorporated by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.4	Second Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 6.25% senior notes due in 2014, incorporated by reference to Exhibit No. 4.3 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.5	Third Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 7.25% senior notes due in 2019, incorporated by reference to Exhibit No. 4.4 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.6	Fourth Supplemental Indenture, dated as of December 1, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2011.

4.7	Fifth Supplemental Indenture, dated as of April 26, 2011, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2011.

4.8	Sixth Supplemental Indenture, dated as of May 2, 2011, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 2, 2011.

4.9	Seventh Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Union Bank, N.A., as Trustee., incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.10	Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.11	First Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.12	Second Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.13	Third Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.14	Fourth Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.15	Fifth Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 10, 2012.

4.16	Sixth Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 10, 2012.

4.17	Seventh Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 10, 2012.

10.1[2]	Amended and Restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.2[2]	Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

10.3[2]	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 18, 2006.

10.4[2]	Amended and Restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 14, 2008.

10.5[2]	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code), incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2007.

10.6[2]	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2007.

10.7[2]	Amended and Restated Executive Employment Agreement, dated as of October 31, 2008, and effective as of November 1, 2008, between the Company and George Paz, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.8[2]	Amendment to the Amended and Restated Executive Employment Agreement, dated as of December 15, 2010, between the Company and George Paz, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010.

10.9[2]	Form of Amended and Restated Executive Employment Agreement entered into between the Company and certain key executives (including all of the Company’s named executive officers other than Mr. Paz), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.10[2]	Form of Stock Option Agreement used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.11[2]	Form of Restricted Stock Agreement used with respect to grants of restricted stock by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.12[2]	Form of Performance Share Award Agreement used with respect to grants of performance shares by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.13[2]	Form of Stock Appreciation Right Award Agreement used with respect to grants of stock appreciation rights under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2006.

10.14[2]	Form of Restricted Stock Unit Agreement used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K filed March 3, 2009.

10.15[2]	Description of Compensation Payable to Non-Employee Directors, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2008.

10.16[2]	Summary of Named Executive Officer 2010 Salaries, 2009 Bonus Awards, 2010 Maximum Bonus Potential, and 2010 Equity and Performance Awards, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2010.

10.17	Form of Indemnification Agreement entered into between the Company and each member of its Board of Directors, and between the Company and certain key executives (including all of the Company’s named executive officers), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2006.

10.18	Credit Agreement, dated as of August 13, 2010, among Express Scripts, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Morgan Stanley Senior Funding, Inc., as co-syndication agents, Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents and the lenders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 19, 2010.

10.19	Pharmacy Benefits Management Services Agreement, dated as of December 1, 2009, between the Company and WellPoint, Inc., on behalf of itself and certain designated affiliates, incorporated by reference to Exhibit No. 10.30 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

10.20	Amendment No. 1 to the Pharmacy Benefits Management Services Agreement dated August 20, 2010 (effective as of January 1, 2010) between the Company, on behalf of itself and its subsidiaries, and WellPoint, Inc., on behalf of itself and certain designated affiliates, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2010.

10.21	Underwriting Agreement, dated April 27, 2011, among Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the several Underwriters listed on Schedule A thereto, Express Scripts, Inc. and the Subsidiary Guarantors named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 2, 2011.

10.22	Form of Confirmation relating to a Fixed Notional Accelerated Share Repurchase Transaction between Express Scripts, Inc. and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2011.

10.23	Credit Agreement, dated as of August 5, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2011.

10.24	Credit Agreement, dated as of August 29, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2011.

10.25[2]	Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Appendix B to the Company’s proxy statement for its 2011 annual meeting of stockholders, filed on Schedule 14A on March 21, 2011.

10.26[2]	Form of Stock Option Grant Notice used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2011.

10.27[2]	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2011.

10.28[2]	Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2011.

10.29[2]	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2011.

10.30	Purchase Agreement, dated November 14, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., certain other subsidiaries of Express Scripts, Inc. named therein and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2011.

10.31	Registration Rights Agreement, dated November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers of the 2.750% Senior Notes due 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2011.

10.32	Registration Rights Agreement, dated November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers of the 3.500% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 25, 2011.

10.33	Registration Rights Agreement, dated November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers of the 4.750% Senior Notes due 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 25, 2011.

10.34	Registration Rights Agreement, dated November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers of the 6.125% Senior Notes due 2041, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 25, 2011.

10.35	Purchase Agreement, dated February 6, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., certain other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 10, 2012.

10.36	Registration Rights Agreement, dated February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers of the 2.100% Senior Notes due 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 10, 2012.

10.37	Registration Rights Agreement, dated February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers of the 2.650% Senior Notes due 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 10, 2012.

10.38	Registration Rights Agreement, dated February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers of the 3.900% Senior Notes due 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 10, 2012.

11.1	Statement regarding computation of earnings per share (See Note 1 to the audited consolidated financial statements).

12.1[1]	Statement regarding computation of ratio of earnings to fixed charges.

21.1[1]	List of Subsidiaries.

23.1[1]	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b).

32.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b).

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Filed herein.
2	Management contract or compensatory plan or arrangement.
3	The Stock and Interest Purchase Agreement listed in Exhibit 2.1 and the Merger Agreement listed in Exhibit 2.2 (collectively, the “Agreements”) are not intended to modify or supplement any factual disclosures about the parties thereto, including Express Scripts, and should not be relied upon as disclosure about such parties without consideration of the periodic and current reports and statements that the parties thereto file with the SEC. The terms of the Agreements govern the contractual rights and relationships, and allocate risks, among the parties in relation to the transactions contemplated by the Agreements. In particular, the representations and warranties made by the parties in the Agreements reflect negotiations between, and are solely for the benefit of, the parties thereto and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules and disclosure letters, as applicable, to the Agreements. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and you should not rely on them as statements of fact. In addition, the representations and warranties made by the parties in the Agreements may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.