Form 10-K/A
period 2011-12-31
EXPRESS SCRIPTS INC
filed 2012-04-02
CIK 885721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Common stock outstanding as of February 29, 2012:	485,242,000	Shares

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Express Scripts, Inc. (“we,” “the Company” or “Express Scripts”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2012. We are filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, because the definitive proxy statement of Express Scripts, Inc. will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K as well as the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the financial statements and financial statement schedule previously filed with the Original Form 10-K. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Forward Looking Statements and Associated Risks

Information we have included or incorporated by reference in this Form 10-K/A, and information which may be contained in our other filings with the SEC and our press releases or other public statements, contain or may contain forward-looking statements. These forward-looking statements include, among others, statements of our plans, objectives, expectations (financial or otherwise) or intentions.

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

TRANSACTION-RELATED FACTORS

•

uncertainty as to whether we will be able to consummate the transaction with Medco Health Solutions, Inc. (“Medco”) on the terms set forth in the definitive merger agreement entered into on July 20, 2011, as amended (the “Merger Agreement”).

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

These and other relevant factors, including those risk factors in “Item 1A—Risk Factors” in the Original Form 10-K and any other information included or incorporated by reference in this Report, and information which may be contained in our other filings with the SEC, should be carefully considered when reviewing any forward-looking statement. We note these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand that it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

Directors

Gary G. Benanav, 66, was elected a director of Express Scripts in January 2000. He served as Vice Chairman and a Director of New York Life Insurance Company or “New York Life,” a life insurance and financial services company, from November 1999 until his retirement in March 2005 and as Chairman and Chief Executive Officer of New York Life International from December 1997 until his retirement in March 2006. Mr. Benanav has served or serves on the boards of public companies, and has held leadership roles in industry trade groups. Mr. Benanav is currently a director of Barnes Group, Inc.

Relevant Areas of Expertise, Experience and Qualifications: Mr. Benanav brings experience to our board in the areas of mergers and acquisitions, corporate finance, law and compliance, government regulation, and international trade and operations. Mr. Benanav has experience in a variety of business sectors including banking and financial services, capital markets, and life, health and property and casualty insurance. Mr. Benanav holds a Masters in Business Administration and is a licensed attorney. Mr. Benanav also has over nine years experience as a chief executive officer.

Maura C. Breen, 56, was elected a director of Express Scripts in July 2004. Ms. Breen served as Senior Vice President and General Manager for the New York Region for Verizon Communications, Inc. or “Verizon,” a provider of communications services, from March 2006 until her retirement in September 2008. Previously, Ms. Breen was Senior Vice President/Support Services, Network Services Group for Verizon, from December 2003 through March 2006. Ms. Breen also served as Senior Vice President & Chief Marketing Officer, Retail Market Groups for Verizon from July 2001 through December 2003. Ms. Breen also serves as Chair-elect of the Crohn’s & Colitis Foundation of America.

Relevant Areas of Expertise, Experience and Qualifications: Ms. Breen brings experience to our board in the areas of marketing and branding, cost control and restructuring, technology and innovation, sales and business development, and operations. Ms. Breen has over 30 years of experience with a Fortune 100 company in the telecommunications industry, including over nine years as a corporate executive officer.

William J. DeLaney, 56, was appointed to the Board of Directors of Express Scripts in September 2011. Mr. DeLaney is currently Chief Executive Officer of Sysco Corporation (“Sysco”), and has served in this capacity since March 2009. He assumed the additional title of President of Sysco in March 2010. Mr. DeLaney began his Sysco career in 1987 and has held positions of increasing responsibility. In July 2007, Mr. DeLaney became Sysco’s Executive Vice President and Chief Financial Officer and continued to serve in such position following his promotion to CEO until October 2009. He has been a director of Sysco Corporation since January 2009.

Relevant Areas of Expertise, Experience and Qualifications: Mr. DeLaney brings experience to our board in the areas of accounting, finance, operations and management. Throughout his career, Mr. DeLaney has developed experience and knowledge in the areas of leadership and management development, corporate strategy and development, finance and accounting and distribution and supply chain management. Mr. DeLaney holds a Master of Business Administration and has extensive experience as a corporate executive officer.

Nicholas J. LaHowchic, 64, was elected a director of Express Scripts in July 2001. Mr. LaHowchic is currently President of Diannic, LLC, a management consulting firm, and has served in this capacity since 2007. Previously, he served as President and Chief Executive Officer of Limited Logistics Services, Inc. or “LLS,” from October 1997, and as Executive Vice President for Limited Brands, Inc., a retail apparel company and the parent of LLS, from April 2004 until his retirement in February 2007. LLS provides supply chain, compliance and procurement services to retailers including Limited Brands, Inc. Mr. LaHowchic also served as a director of Advance Autoparts from 2006 to 2009.

Relevant Areas of Expertise, Experience and Qualifications: Mr. LaHowchic brings experience to our board in the areas of financial reporting, accounting and controls, corporate finance, mergers and acquisitions, public policy, and government regulation. Mr. LaHowchic has experience in a variety of business sectors globally including retail apparel, transportation and logistics services, manufacturing and distribution, and information services. Mr. LaHowchic holds a Masters in Business Administration and has over 16 years of experience as a chief executive officer.

Thomas P. Mac Mahon, 65, was elected a director of Express Scripts in March 2001 and has served as Presiding Director since May 2008. Mr. Mac Mahon served as Chairman of the Board, President and Chief Executive Officer and a member of the Executive and Management Committees of Laboratory Corporation of America Holdings or “LabCorp,” the second largest independent clinical laboratory company in the U.S., from January 1997 until his retirement in December 2006. Mr. Mac Mahon has also served or serves on the boards of public and private companies, including Golden Pond Healthcare from 2007 to 2009. Mr. Mac Mahon is currently a director of LabCorp and also serves as a director of PharMerica Corporation and as chairman of its compensation committee. Mr. Mac Mahon is also a director of a start-up diagnostic company called SYNAP Diagnostics.

Relevant Areas of Expertise, Experience and Qualifications: Mr. Mac Mahon brings experience to our board in the areas of financial reporting, accounting and controls, mergers and acquisitions, corporate finance, cost control and restructuring, operations, public policy, law and compliance, government regulation, and information services. Mr. Mac Mahon has experience in a variety of business sectors including extensive healthcare experience. Mr. Mac Mahon has over ten years of experience as a chief executive officer.

Frank Mergenthaler, 51, was elected a director of Express Scripts in January 2009. He is currently Executive Vice President and Chief Financial Officer of Interpublic Group of Companies, Inc., an advertising and marketing services company, and has served in this capacity since July 2005. From April 2002 to July 2005, Mr. Mergenthaler was Executive Vice President and Chief Financial Officer of Columbia House Company, a direct marketer of entertainment content.

Relevant Areas of Expertise, Experience and Qualifications: Mr. Mergenthaler brings experience to our board in the areas of financial reporting, accounting and controls, corporate finance, cost control and restructuring, insurance and risk management, marketing and branding, and information services. Mr. Mergenthaler has experience in a variety of business sectors including extensive experience in the advertising and marketing industry. Mr. Mergenthaler is a Certified Public Accountant and has been a chief financial officer for over ten years, and is a former partner at PricewaterhouseCoopers LLP.

Woodrow A. Myers Jr., M.D., 57, was elected a director of Express Scripts in May 2007. Dr. Myers has served as the Managing Director of Myers Ventures, LLC, a healthcare consulting company, since December 2005. Dr. Myers served as Executive Vice President and Chief Medical Officer of WellPoint, Inc., a health benefits company, from September 2000 through December 2005. Dr. Myers has also served or serves on the boards of numerous public and private companies, including ThermoGenesis, Corp. from 2006 to 2009, Cardionet, Inc. from 2008 to 2009, Mozambique Healthcare Consortium, Stanford University Hospital & Clinics, and also previously served as former Commissioner of Health for New York City and for the State of Indiana. He is currently a director of Genomic Health, Inc.

Relevant Areas of Expertise, Experience and Qualifications: Dr. Myers brings medical and management experience to our board, including extensive experience in the healthcare industry. Dr. Myers is a Medical Doctor and also holds a Masters in Business Administration. Dr. Myers also has over ten years experience as a corporate executive officer.

John O. Parker, Jr., 67, was elected a director of Express Scripts in July 2001. Mr. Parker brings extensive corporate finance and management experiences to the board of directors, having served as a Venture Partner with Rho Ventures LLC, a venture capital firm, since January 2002. Mr. Parker has also served as chief information officer of several public companies including SmithKline Beecham, Sea-land Corporation, Squibb Corporation and Baxter Healthcare. He is currently serving as a member of the boards of directors of PHT Corporation, and Solicore, Inc., both privately held companies.

Relevant Areas of Expertise, Experience and Qualifications: Mr. Parker brings experience to our board in the areas of mergers and acquisitions, corporate finance, technology and innovation, information services, accounting and controls, government regulation, public policy, and international trade and operations. Mr. Parker has experience in a variety of business sectors including capital markets, manufacturing and distribution, healthcare, and transportation and logistics services. Mr. Parker holds a Masters in Business Administration and has over 20 years of experience as a corporate executive officer.

George Paz, 56, was elected a director of Express Scripts in January 2004 and has served as Chairman of the Board since May 2006. He was elected President of Express Scripts in October 2003 and also assumed the role of Chief Executive Officer of Express Scripts on April 1, 2005. Mr. Paz joined Express Scripts and was elected Senior Vice President and Chief Financial Officer in January 1998 and continued to serve as Express Scripts’ Chief Financial Officer following his election to the office of President until his successor joined Express Scripts in April 2004. Mr. Paz is currently a member of the board of directors of Honeywell International, Inc. He also serves on the board of directors of the Federal Reserve Bank of St. Louis.

Relevant Areas of Expertise, Experience and Qualifications: Mr. Paz has extensive knowledge about Express Scripts and the opportunities and challenges we face, and brings over 30 years of experience to our board of directors, including over five years as our chief executive officer and over ten years as a chief financial officer. Mr. Paz has experience in relevant areas such as tax, financial reporting, accounting and controls, corporate finance, insurance and risk management, mergers and acquisitions, capital markets, government regulation, and employee health benefits. Mr. Paz is also a Certified Public Accountant.

Samuel K. Skinner, 73, was elected a director of Express Scripts in February 2004. Mr. Skinner has been Of Counsel with the law firm of Greenberg Traurig, LLP since 2004. Mr. Skinner previously served as Chairman, President, and Chief Executive Officer of USF Corporation (formerly USFreightways Corporation) or “USF,” a transportation, freight forwarding and supply chain management company, from 2000 until his retirement in 2003. Mr. Skinner has also served or serves on the boards of numerous public and private companies, including Diamond Management & Technology Consultants from 2003 to 2009; Midwest Air Group Inc. from 1998 to 2008; Dade Behring Holdings from 2004 to 2007; Click Commerce Inc. from 2003 to 2006; and APAC Customer Services Inc. from 2003 to 2005 and 2008 to 2011. Mr. Skinner is currently a director of Navigant Consulting, Inc., MedAssets, CBOE, Inc., and Echo Global Logistics.

Relevant Areas of Expertise, Experience and Qualifications: Mr. Skinner brings experience to our board in the areas of law and compliance, government regulation, public policy and governmental affairs, capital markets, and mergers and acquisitions. Mr. Skinner has experience in a variety of business sectors including extensive experience in the transportation and logistics services industry. Mr. Skinner served in the United States Attorneys’ Office for the Northern District of Illinois from 1968 to 1977. Mr. Skinner also served as Chief of Staff to former President George H.W. Bush, and, prior to his White House service, he served in the President’s cabinet as Secretary of Transportation for nearly 3 years. Mr. Skinner is a licensed attorney and also has experience as a chief executive officer.

Seymour Sternberg, 68, was elected a director of Express Scripts in March 1992. Mr. Sternberg became Chief Executive Officer and Chairman of the Board of New York Life in April 1997, and served as Chief Executive Officer until his retirement in June 2008. Mr. Sternberg continued to serve as non-executive Chairman of the Board of New York Life until May 2009. Mr. Sternberg was appointed by former President Clinton as one of three U.S. representatives to the Business Advisory Council of the Asia-Pacific Economic Cooperation. Mr. Sternberg has also served or serves on the boards of several public or private companies and charitable organizations. Mr. Sternberg is currently a director of CIT Group, Inc. and the Chairman of the Board of Trustees of Northeastern University.

Relevant Areas of Expertise, Experience and Qualifications: Mr. Sternberg brings experience to our board in the areas of strategic oversight, capital markets, mergers and acquisitions, corporate finance, financial reporting, accounting and controls, law and compliance, government regulation, public policy and governmental affairs, and insurance and risk management. Mr. Sternberg has extensive experience in the life insurance and financial services industry. Mr. Sternberg also has over 30 years of experience as an executive corporate officer, including more than 11 years as chief executive officer.

Executive Officers

Information concerning our executive officers appears under Part I, Item 1 of the Original Form 10-K under the caption “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, persons who beneficially own more than ten percent of a registered class of our equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market, and to furnish the Company with copies of the forms. Based solely on our review of the forms we received or filed with the SEC, or written representations from reporting persons, we believe that all of our directors, executive officers and greater than ten percent beneficial owners complied with all such filing requirements during 2011.

Code of Ethics

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

Audit Committee

The Company’s board of directors has a standing Audit Committee. The members of the Audit Committee are Frank Mergenthaler (Chair), William J. DeLaney, John O. Parker, Jr. and Seymour Sternberg. Each member of the Audit Committee has been determined by the board of directors, in its judgment, to be an audit committee financial expert, as defined under applicable SEC rules, and independent, as defined by the listing standards of The Nasdaq Global Select Market.

Item 11 — Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Company Performance

Our results for 2011 reflect the execution of our business model, which emphasizes the alignment of financial interests with those of our clients through greater use of generics, home delivery and specialty pharmacy. However, 2011 results came in below plan with PBM operating income increasing $227 million, an 11% increase. 2011 results were negatively impacted by several factors including:

•	Lower claims volume than expected as a result of the current economic conditions;

•	Acceleration of projects to free up capacity for integration activities in 2012;

•	Additional expenses incurred to help our clients and members transition from Walgreens;

•	The negative impact of various marketplace forces affecting pricing and plan structure; and

•	Medco transaction costs.

Operating income for the Emerging Markets segment increased to $23 million in 2011 from $9 million in 2010 reflecting increased volume in the specialty distribution line of business.

Despite results in 2011 that were not in line with our annual goals, as described in more detail below, we led our peer group in compound annual growth in earnings per share and average return on invested capital over the previous three-year period. Our compounded growth in total stockholder return placed us in the middle of the peer group.

Compensation Program Reflects Best Practices

We have designed our compensation program to drive performance towards achievement of our short-term and long-term goals and to increase stockholder value, while appropriately balancing risk and reward. We regularly review our program to incorporate best practices, examples of which include:

•	Target total direct compensation (base salary, annual bonus and long-term incentives) set at median of peer group;

•	Mix of short- and long-term performance incentives, with emphasis on long-term performance;

•	Risk assessment of compensation programs;

•	Stock ownership guidelines;

•	Prohibitions on trading in derivatives;

•	Clawback policy adopted; and

•	No reportable perquisites.

Stockholder Say on Pay

In May 2011, we held a stockholder advisory vote on executive compensation, commonly referred to as a say-on-pay vote. A substantial majority of the votes cast, approximately 96.9%, were in favor of the compensation of our named executive officers as disclosed in our 2011 proxy statement. The Compensation Committee discussed the results of the advisory vote and believes this affirms stockholders’ support of our approach to executive compensation and, as a result, the Compensation Committee decided to retain our general approach and intends to continue to structure our compensation programs to align with short-term and long-term company financial performance.

In addition to the advisory vote on executive compensation, we asked stockholders to vote on the frequency with which future advisory votes on executive compensation should occur. Of the shares voted, 70.9% selected an annual vote. Accordingly, the board of directors determined that we will hold an annual advisory stockholder vote on our executive compensation until the next say-on-pay frequency vote.

Components of Compensation

The key components of our compensation program for our chief executive officer, our chief financial officer and the three other officers named in the Summary Compensation Table below, whom we refer to as the “named executives” or “named executive officers” (excluding retirement, health and similar benefits which are generally available to all employees) are outlined in the following table:

Compensation Components	Key elements	Objective	Compensation Actions in 2011
Base Salary	A fixed annual cash amount, determined annually, and generally targeted at five percent below median of the peer group.	Provides a pay opportunity comparable with the companies with whom we compete for management talent.

Conducted a robust competitive market assessment in December 2010 to set total direct compensation (TDC) components, including base salary amounts for 2011.

Increased base salary in 2011 by approximately 2% for each named executive officer to reflect average merit budget.

Annual Bonus Plan

The funding of the total bonus pool is determined annually based upon achievement of pre-established financial targets for the Company (adjusted EPS[1] and adjusted EBITDA2).

Individual payout levels are based primarily on the Company’s financial performance, and secondarily on a subjective evaluation of each named executive’s performance.

Rewards achievement of annual key financial metrics identified as important to the short-term success of the business.

Motivates performance by delivering higher rewards for superior company results and reduced or no awards for underperformance.

Conducted a robust competitive market assessment in December 2010 to set TDC components, including annual bonus amounts for 2011.

CEO’s target bonus of 130% and named executive officers’ target bonus of 80% remained unchanged.

For 2011, achieved an adjusted EPS of $2.97 versus a target of $3.20 and an adjusted EBITDA of $2.6 billion against a target of $2.9 billion resulting in a company bonus factor of 0% which was applied to the CEO and each of the NEOs.

Long-Term Incentive Plan

Stock options (40% of long-term incentive awards for CEO, 50% for other named executive officers) with a three-year vesting and seven-year expiration period.

Restricted stock units (25% of long-term incentive awards) with a three-year vesting period.

Performance shares (35% of long-term incentive awards for CEO, 25% for other named executive officers) based upon the Company’s performance over three years compared with peers in three equally weighted performance categories: total stockholder return, compound annual growth in EPS, and three-year average return on invested capital.

Aligns compensation with stockholder interests to create and sustain long-term stock price appreciation and stockholder value.

Stock options and restricted stock units reward creation of long-term stockholder value by linking compensation to our stock price growth.

Performance shares reward achievement of our long-term financial goals in comparison with a set of peer companies.

Overlapping vesting periods help to manage compensation-related risks.

Multi-year vesting period serves as a retention tool.

Conducted a robust competitive market assessment in December 2010 to set TDC components, including long-term incentive plan design and award amounts for 2011.

Long-term incentive target award amounts were increased for the named executive officers to deliver TDC that better aligns with competitive market data.

[1]	Earnings per share (“EPS”)
[2]	Earnings before interest, taxes, depreciation and amortization (“EBITDA”)

Compensation Philosophy and Objectives

Aligning Compensation with Stockholder Interests

The primary goal of our compensation structure is to align the interests of our executives, including our named executive officers, with our stockholders through compensation vehicles that reward sustainable performance. Rewarding the achievement of established annual and long-term goals has the ultimate objective of increasing long-term stockholder value. The elements utilized to help achieve this goal of alignment include the following:

•

grants of time-vested non-qualified stock options, or “stock options,” and awards of time-vested restricted stock units under our long-term incentive plan, currently the Express Scripts, Inc. 2011 Long Term Incentive Plan (referred to as the “LTIP”);

•	grants of performance shares, which are intended to focus the executives on actions that are likely to enhance stockholder return, growth in earnings per share and return on invested capital;
•	executive stock ownership guidelines under which executives are expected to maintain significant holdings of our stock; and
•

an annual cash incentive bonus plan (the “Annual Bonus Plan”), the funding and calculation of which is dependent upon the achievement of certain key financial measures which we believe are drivers of stockholder value.

Rewarding Both Annual and Long-Term Performance, with Emphasis on Long-Term Performance

The various components of our compensation structure are intended to reward the achievement of both annual and long-term performance objectives by the Company overall, the Company’s business units, and the individual executives, with greater emphasis on long-term, sustainable performance. This objective, in many ways, overlaps with the alignment objective and is achieved through the same compensation elements, which include the following:

•

the Annual Bonus Plan, which is designed to focus the executives on company-wide, business unit, and/or individual annual work plan goals, and which requires the achievement of challenging key financial targets for funding;

•	grants of performance shares, which are contingent upon our performance against a group of peer companies in certain key financial metrics over a three-year period; and

•	grants of stock options and restricted stock units, the values of which are dependent upon growth of the Company’s stock price over a period of several years.

Providing a Pay Opportunity Comparable with Peer Companies

In a constantly growing and changing business, it is vital that we be able to continually attract and retain superior employees in key executive positions. For that purpose, it is our goal to provide pay opportunities that are comparable with the companies with whom we compete for talent. These key compensation elements include the following:

•

a total compensation package consisting of base salary, potential Annual Bonus Plan award, and long-term incentive awards that, as a whole, is targeted at the market median, and is competitive with compensation packages offered by a comparable peer group of companies;

•	employment agreements with our key executives containing severance and change in control provisions; and

•

an Executive Deferred Compensation Plan, which provides a tax-advantaged method for executives to save for their retirement and under which we have historically made cash contributions that do not vest for three years (subject to acceleration upon eligibility for retirement, as described below).

Managing Compensation-Related Risks

As discussed in more detail below, we do not believe that our program encourages excessive or unnecessary risk-taking. See discussion on page 13.

Implementing our Compensation Objectives

Compensation Committee Members

The Compensation Committee (the “Committee”) is responsible for establishing, overseeing and reviewing executive compensation policies and for approving, validating and benchmarking the compensation and benefits provided to our named executive officers. Any decisions by the Committee related to compensation for the named executive officers will be submitted for ratification to the independent members of the full board of directors. The Committee’s charter is available on the Corporate Governance page in the Investor Information section of our website at www.express-scripts.com. The Committee includes four independent Directors – Maura C. Breen (Chair), William J. DeLaney, Nicholas J. LaHowchic, and John O. Parker, Jr. Each of these Directors is independent, as defined by the listing standards of The Nasdaq Global Select Market.

Role of Management in Establishing Compensation

At the direction of the Chair of the Committee, management generally prepares the meeting materials for the Committee in advance of its meetings. A compensation consultant retained by the Committee may also prepare materials depending on the topics to be covered at the meeting. In the meetings, the Committee will consider for approval compensation matters for senior executives and equity grants for newly hired or promoted senior executives. Management may also ask that additional issues involving compensation policies or design be considered. During the annual evaluation process, the chief executive officer is given the opportunity to evaluate senior executives for purposes of annual merit increases, annual incentive payments and long-term equity awards. The Committee makes all compensation decisions for the named executives and other members of our senior management team, subject to ratification by the independent members of the full board of directors. However, the chief executive officer and certain other members of management may provide recommendations to the Committee on these matters.

Management may be asked to assist in conducting the meetings and to provide applicable data, information and other resources. The Committee’s independent compensation consultant also participates as requested by the Committee. As part of their regular meetings, Committee members generally meet in executive session during which members of management are not present.

In consultation with the Committee, management establishes compensation parameters below the senior executive level that generally reflect the compensation philosophy and direction established by the Committee in setting compensation for senior management.

Role of the Compensation Consultant

The Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Committee. In accordance with this authority, the Committee has engaged Pearl Meyer & Partners (the “Compensation Consultant”) since 2009 for all compensation matters related to the senior executive officers, including the chief executive officer.

The Committee is solely responsible for commissioning the work of the Compensation Consultant. The Compensation Consultant is independent of management and does no other executive compensation work for the Company. The Committee has adopted a policy requiring the approval of the Committee Chair, or, at the Chair’s discretion, the entire Committee, before the Compensation Consultant can be utilized to perform any other services for the Company other than those required under its engagement by the Committee. In 2011, Pearl Meyer & Partners was not utilized to perform any other services for the Company. The Committee has authority to hire and dismiss the Compensation Consultant and budgetary authority to establish engagements with the consultant. Management is copied on the work by the Compensation Consultant and discusses work in progress at the discretion of the Committee. As requested, a representative of the Compensation Consultant may participate in the meetings of the Committee in person or by telephone.

The role of the Compensation Consultant is to provide independent, expert advice to the Committee on the design and level of compensation paid to our senior executives. The Compensation Consultant compares the compensation elements for the senior executive officers, including the chief executive officer, with the compensation received by executives in comparable positions at a group of peer companies and to comparable positions as reported in nationally recognized salary surveys. The Committee considers these peer group pay levels as one of the factors utilized in arriving at its final compensation decisions. It is the Committee’s current intention to conduct a competitive market assessment annually to assure that the senior executives are compensated appropriately from a competitive and design perspective. Following its analysis, the Compensation Consultant makes recommendations for consideration by the Committee. Pearl Meyer & Partners advised the Committee on a number of matters related to the 2011 executive compensation program, including:

•	Comprehensive review and validation of our compensation philosophy and strategy;

•	Competitive market assessment and recommendations for the decisions on base salary increases, Annual Bonus Plan targets, and long-term incentive grants; and

•	Review of the design of the Annual Bonus Plan, particularly the calibration of incentive award payouts with various levels of the Company’s financial performance.

Management does not currently engage a separate executive compensation consultant and did not in 2011.

Competitive Market Assessment of Executive Compensation Programs

Our compensation approach is to combine base pay, annual incentive pay, and long-term incentive awards to create a total package that is, in general, approximately at the median compensation level for executive officers of a peer group of companies if performance objectives are achieved, and that can be at or above the 80th percentile of such compensation levels if “stretch” goals are achieved. Stretch goals are designed to achieve 80th percentile performance relative to the peer group.

As stated above, the Committee annually engages the Compensation Consultant to conduct a competitive market assessment for the named executive positions, including the chief executive officer. The assessment relative to 2011 compensation decisions was completed in December 2010, examining both the peer group (as described in more detail below) and general industry data, available through nationally published salary surveys, including companies with revenue similar in size to the Company’s revenue. The compensation data from these two sources were weighted equally to develop the competitive market median for each component of total direct compensation for similar executive officer positions. The results provided a picture of market competitiveness on all three components of total direct compensation for each of the named executive officers. The competitive market assessment constitutes one of the factors utilized by the Committee in determining the appropriate pay levels for the named executive officers with primary emphasis on the position of total direct compensation to the market median.

Annually, Pearl Meyer & Partners works with the Committee and management to renew and/or identify a peer comparison group reflective of the Company’s size and scope of business. Analysis by the Compensation Consultant identified a group of 16 companies judged to be comparable to the Company (the “Peer Group Companies”) based on their revenue, EBITDA, market capitalization, industry, business complexity and other similarities to the Company. The table below identifies companies in our 2011 peer group, which remained the same from 2010:

Aetna, Inc.	Laboratory Corporation of America
AmerisourceBergen Corp.	McKesson Corp.
Becton, Dickinson and Company	Medco Health Solutions, Inc.
Cardinal Health Inc.	Medtronic Inc.
Cigna Corporation	Quest Diagnostics, Inc.
Coventry Health Care, Inc.	UnitedHealth Group Inc.
CVS Caremark Corporation	Walgreen Co.
Humana, Inc.	WellPoint Inc.

The Peer Group Companies recommended by the Compensation Consultant and approved by the Committee include companies that are different from those in the peer group index in the Stock Performance Graph included in our annual report to stockholders. All of the Peer Group Companies are public companies in the healthcare industry, though not all are in the Pharmacy Benefit Management (PBM) sector, due to the limited number of publicly-traded companies in the PBM space. The Committee expects that it will be necessary to review and update the Peer Group Companies from time to time, whether to account for mergers, acquisitions or other changes to the Peer Group Companies, or based on a determination by the Committee that some or all of the Peer Group Companies are no longer appropriate for comparison purposes. The Committee anticipates a thorough review of the peer group in 2012.

The following table provides an overview of how we compare to our Peer Group Companies (financial information from the most recent publicly available information as of February 29, 2012):

Financial Information for Peer Group Companies (based on the most recent publicly available information as of February 29, 2012) ($ in billions)
	Revenue (most recent four quarters)	Total Assets (most recent quarter)	Market Capitalization (as of Dec 31, 2011)
75th Percentile	$86.0	$41.7	$24.5
50th Percentile	48.8	25.8	15.6
25th Percentile	15.3	14.8	11.4

Express Scripts, Inc.	$46.1	$15.6	$21.7
Express Scripts, Inc. Percentile	49%	26%	67%

Assessment of Risk

While a significant portion of our executive compensation plan and our employee compensation program is generally performance-based, we do not believe that our program encourages excessive or inappropriate risk-taking. While appropriate risk-taking is a necessary component of growing a business, the Committee has focused on aligning our compensation policies with our long-term interests and avoiding short-term rewards for management decisions that could pose undue long-term risks to us. Examples of such practices include the following:

•

Limits on Annual Bonus Plan Awards. The compensation of our named executive officers is not overly-weighted toward short-term incentives. For instance, our CEO’s target Annual Bonus Plan award in 2011 was approximately 15% of his total target compensation. Awards to each executive officer are limited by the terms of the Annual Bonus Plan to a fixed maximum specified in the Plan or a fixed percentage of an incentive pool, and further limited to 200% of his or her target bonus award (target bonus percentage applied to base salary, with the effect of any salary adjustments during the year).

•

Emphasis on Long-Term Incentive Compensation. The largest percentage of total target compensation is equity-based long-term incentive compensation which vests over a period of years. This vesting period encourages our executives to focus on sustaining our Company’s long-term performance. These grants are also made annually, so executives always have unvested awards which could decrease significantly in value if our business is not managed for the long term.

•

Use of Performance Shares. A significant portion of long-term incentive compensation consists of performance shares. Performance share payouts are tied to our performance in certain key financial metrics (including stock price) relative to a peer group over a three-year period, which focuses management on sustaining our long-term performance. These awards also have overlapping performance periods, so any risks taken to increase the payout under one award could jeopardize the potential payouts under other awards. To further ensure that there is not a significant incentive for unnecessary risk-taking, we cap the payout of these awards at 250% of target.

•

Performance Metrics. Awards are made based on a review of a variety of indicators of performance, both absolute and relative, (e.g., EPS, EBITDA, total stockholder return, and return on invested capital), thus diversifying the risks associated with any single indicator of performance. We believe these metrics correlate to long-term creation of stockholder value and are affected by management decisions.

•

Role of Compensation Committee. Members of the Compensation Committee approve the final Annual Bonus Plan awards at their discretion, after the review of executive and corporate performance, subject to ratification by the independent members of the full board. Further, the Committee reviews the Company’s incentive plans available to employees other than the named executive officers and discusses the compensation programs and practices in place to prevent unnecessary risk taking in those plans.

•

Share Ownership Guidelines. Our share ownership guidelines require the named executive officers to hold a certain amount of Company stock. This ensures that each executive will have a significant amount of personal wealth tied to long-term holdings in our stock.

•

Clawback Policy. We have adopted a clawback policy applicable to all current and former executive officers and certain other executives (including the chief accounting officer), who received incentive based compensation following the effectiveness of the policy. The policy is designed for the recovery of incentive compensation based on a restatement of financial results, regardless of whether misconduct was the cause of the restatement. The policy is effective beginning with fiscal year 2012 reporting.

In summary, we have structured our program so that a considerable amount of the wealth of our executives is tied to the long-term health of our Company, we avoid the type of disproportionately large short-term incentives that could encourage executives to take risks which may not be in our long-term interests, we provide incentives to manage for long-term performance and we safeguard stockholders from inappropriate incentive compensation payments being made in the case of financial restatement. We believe this combination of factors encourages our executives to manage our Company in a prudent manner.

Components of Executive Compensation

Base Pay

The Committee determines the salary for each of the named executive officers by considering the value and performance of the executive, recommendations by management (for named executives other than the chief executive officer) and the Compensation Consultant, the level and scope of responsibilities of the position, and the pay levels of similarly positioned executive officers using the competitive market assessment (described above and completed in December 2010 for base pay set in 2011). At the senior executive level, results applicable to the business unit or functional division headed by the executive also may factor into decisions related to changes in the base pay of the executive. In light of the focus on long-term performance, base pay is targeted five percent below median of the competitive market for comparable executive officer positions.

Salary levels are typically reviewed annually as part of our performance review process or upon a promotion or significant change in an executive’s responsibilities. Salary increases are based on a combination of factors, including individual performance, changes in scope and complexity of responsibilities, competitive market median pay data, and changes in our overall budget for compensation. Changes in salary for the named executive officers and other members of senior management are approved by the Committee and annual changes are generally effective each year as of April 1. See “Summary of 2011 Direct Compensation Decisions” below.

Annual Bonus Plan

The Annual Bonus Plan provides the Company with a tool to assist in focusing executives on accomplishing current operational and financial objectives over a one-year period. The Annual Bonus Plan was maintained in 2011 without material changes to its design.

Each named executive officer has a bonus target, which is stated as a percentage of his or her annual base salary earnings. The targets are set by the Committee taking into consideration the median annual incentive pay levels from the competitive market assessment for similar positions. Each year, typically during the fourth quarter, the board of directors meets and approves a company-wide budget for the next calendar year which includes budget targets based on adjusted earnings per share (“EPS”) and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Committee has limited discretion to make adjustments to EPS and EBITDA for one-time events such as integration-related expenses, changes in capitalization, or accounting changes. The Committee also typically meets during the fourth quarter at which time it adopts the EPS and EBITDA targets approved by the Board for the Annual Bonus Plan, as well as separate EBITDA targets for our various operating groups. The following table provides an overview of how funding under the annual incentive program is determined:

Performance Metric	Reason for Selecting the Metric	Role of Metric in Payout Determination
EPS	EPS is a key metric used by outside investors to assess our profitability.	Achievement of the EPS target (as adjusted) is a threshold for making annual incentive payments. If such EPS target is not achieved, then the funding of the bonus pool is 0% and the Committee, at its discretion, can determine an adjusted bonus pool, if any.

EBITDA	EBITDA is a key metric by which we and many of our stockholders evaluate our overall financial performance.

Assuming that EPS target (as adjusted) is achieved:

If the EBITDA target (as adjusted) is exceeded, then 50% of the amount by which EBITDA is greater than the EBITDA target will be used to supplement the bonus pool up to a maximum of 200% of the pool at target %.

If the Company fails to meet such EBITDA target, the pool will be reduced by 50% of the EBITDA shortfall until the EBITDA target is achieved.

For 2011, the following factors were established to determine the bonus amounts:

•	The bonus pool funding factor, or the “Company Factor” (calculated as set forth in the table above), could range from 0% to 200% based on financial results for the Company as a whole;

•

The respective bonus targets were 130% of the base salary for the CEO and 80% of the base salary for the other named executive officers. The bonus award at target is calculated based on the annual base earnings during the calendar year — the base salary typically changes in April of each year;

•

Each individual’s payout award can be adjusted from 0% to 150% of target based on performance, as evaluated on a subjective basis by the Committee and the full board, and, for executives other than the CEO, by the CEO, taking into account such factors as they may determine;

•	The maximum payout for each named executive officer is 200% of the target bonus award.

For 2011, although we delivered an adjusted EPS of $2.97 and an adjusted EBITDA of $2.6 billion, our target metrics were EPS of $3.20 and EBITDA of $2.9 billion, and therefore the bonus pool was not funded. As a result, Annual Bonus Plan participants, including the CEO and named executive officers, did not receive bonuses for 2011. The individual targets and bonus amounts are reflected in the following table:

	Bonus	Bonus Award	2011 Company	2011 Actual
Executive	Target %	at Target	Factor %	Bonus Award
George Paz	130	$1,451,450	—	$—
Jeffrey Hall	80	487,200	—	—
Ed Ignaczak	80	438,600	—	—
Patrick McNamee	80	446,600	—	—
Keith Ebling	80	385,700	—	—

Long-Term Incentive Awards

Factors considered by the Company in determining the appropriate equity vehicles to use include consideration of the prevalence of equity grants and mix in the competitive market assessment, rewarding share price improvement, retention, and relative stock and financial performance. Senior executives receive annual grants of long-term equity compensation allocated among three different types of equity grants. The annual awards are approved by the Committee based on the dollar value of the entire equity package, which is allocated among the forms of equity as follows for each of the named executive officers:

Award Type	Target % of Long-Term Awards	Key Features
Stock Options	50% (40% for CEO) based on the value calculated by the Black-Scholes valuation model, as described in Note 10 to the Consolidated Financial Statements in the Company’s Original Form 10-K.

Vest in three equal annual installments.

Expire seven years from the date of grant.

Exercise price equals the fair market value of the stock on the grant date.

Stock options only provide compensation value if the stock price increases after they are granted.

Restricted Stock Units	25% of the long-term award, based on the fair market value of our common stock on the date of grant.

Vest in three equal annual installments.

Upon vesting, payout in an equivalent number of shares of our common stock.

Restricted stock units’ realizable value is determined based on stock price at time of vesting.

Performance share awards	25% (35% for CEO) based on the fair market value of our common stock on the date of grant.

Value of payout depends on stock price and the achievement of performance metrics over a three-year period compared with the Peer Group Companies (Medco Health, Solutions, Inc. has been weighted 2x as it has been a more direct business competitor).

Performance metrics are total stockholder return, three-year compound annual growth in EPS, and three-year average return on invested capital and are weighted equally.

Performance and payouts are based on:

- Threshold: 40th percentile results in a payout of 35% of the targeted award;

- Target: 50th percentile results in a payout of 100% of the targeted award; and

- Maximum: 80th percentile results in a payout of 250% of the targeted award.

Performance and the related payout, between threshold and target, and target and maximum, are interpolated.

Settled in shares of stock on a share-for-share basis.

In keeping with the Company’s increased emphasis on pay-for-performance, the Committee believes that a larger portion of the chief executive officer’s long-term incentive compensation (35%) should be represented by performance shares, as compared to the 25% for the Company’s other executive officers. Therefore, for 2011, Mr. Paz’s long-term incentive awards were allocated as follows: 40% stock options, 25% restricted stock units, and 35% performance shares. The weighting of the equity components is subject to change based on the Committee’s evaluation and discretion.

The Committee has discretion to determine the vesting schedule for each time-based equity grant and generally makes grants that become exercisable in equal amounts over approximately three years. In order to relieve administrative burdens inherent with multiple vestings within a short time frame (e.g., calculation of tax withholding amounts, multiple SEC filing requirements, etc.), we generally align the annual vesting date for time-based equity awards to a date certain (as opposed to the anniversary of the actual grant date). For example, for annual awards to employees, which are granted in late February or early March of each year, we have historically aligned the set annual vesting dates for all awards to February 28. Except in the cases of retirement, disability or death, executives generally must be employed by the Company at the scheduled vesting time for their equity awards in order for such vesting to occur.

The size of a named executive’s equity compensation award is based upon the evaluation by the Committee regarding the contribution that the executive officer is expected to make to the overall growth and profitability during the vesting period. The Committee also considers long-term incentive compensation levels at the Peer Group Companies. While the Company maintains stock ownership guidelines, the Committee does not take into account existing stock ownership levels of individual executives in determining the amount of equity awards.

If a business transaction occurs that would change the basis for determining the results for incentive compensation payments, the Committee may adjust the metrics to reflect the new business circumstances in a manner that provides equivalent opportunity and results requirements. The Committee may also make similar adjustments to account for changes in accounting principles or practices, changes in the number of shares outstanding, and similar changes, and may determine whether adjustments should be made for one-time or extraordinary items, prior period adjustments, discontinued operations and similar items. Such adjustments could occur for the metrics in the Annual Bonus Plan or the performance share portion of the equity grants.

Performance Share Award Results

The performance shares for the performance period January 1, 2009 through January 1, 2012 vested at 200% based on the achievement of the following criteria:

Criteria	Express Scripts Performance	Weight	Percentile Rank	Peer Rank	Vesting as a Percentage of PSU Grant	Vesting Percent by Relative Weighting
Total Stockholder Return	15.7%	33 1/3%	53.3%	8 out of 16	100%	33 1/3%
Three Year Compounded Annual Growth Rate – EPS	23.2%	33 1/3%	93.3%	2 out of 16	250%	83 1/3%
Three Year Average Return on Invested Capital	21.1%	33 1/3%	100.0%	1 out of 16	250%	83 1/3%
Total Vesting						200%

The peer companies included for this performance period were in place in 2009 (the beginning of the performance period) and include the following: AmerisourceBergen Corp.; Becton, Dickinson and Company; Cigna Corporation; Coventry Health Care, Inc.; CVS Caremark Corporation; Health Net, Inc.; Henry Schein, Inc.; Humana, Inc.; Laboratory Corporation of America Holdings; Medco Health Solutions, Inc. (weighted as three companies); Omnicare, Inc.; Patterson Companies Inc.; and Quest Diagnostics, Inc. The vesting of these shares is reflected in the Options Exercises and Stock Vested Table on page 26.

Summary of 2011 Direct Compensation Decisions

The Committee engaged the Compensation Consultant to conduct a competitive market assessment on total direct compensation in December 2010 for the named executive officers. The results of this assessment were as follows:

•

the base salaries and target total cash compensation (base salary plus annual bonus at target) were at or below the 25th percentile of market which equated to approximately 10% or more below the market median, except for the CEO who was approximately 15-20% below;

•	the prior year’s long-term incentive awards were at market median, except for the CEO’s awards which were 10-15% below; and

•	the total direct compensation opportunities were at market median, except for those of the CEO, whose total direct compensation opportunity was between the 25th and 50th percentile.

The competitive market assessment showed that total direct compensation for the named executive officers was in line with the Company’s stated compensation philosophy, except for the CEO whose total direct compensation was somewhat below. These market results were carefully considered along with the company-wide below market merit budget of 2.0% for all employees for 2011.

Following this careful review, and with a desire to promote fairness and equitable treatment on merit increases within the company, the Committee increased the CEO’s base salary by the company-wide merit budget amount of 2.0% from $1,100,000 to $1,122,000. After this adjustment, the CEO’s base salary remained below the Company’s stated compensation philosophy of targeting base salary at generally 5% below market median. Annual bonus opportunity of 130% of base salary with a maximum opportunity of 200% remained unchanged from the previous year.

In addition, the Committee increased base salaries for the other named executive officers in line with the Company merit budget of 2.0%. Annual bonus opportunity of 80% of base salary with a maximum opportunity of 200% remained unchanged.

The chart below details the compensation decisions for 2011 and highlights the performance-based nature of our program by illustrating that the amount of actual direct compensation was significantly impacted by the Annual Bonus Plan (ABP) funding at 0% based on actual results for the year.

Name	2011 Salary (a)	ABP Target Payout as a % of Salary (b)	Target Bonus Award ($)(c)	2011 LTI Award (d)	Total Target Direct Compensation	Amt Earned Above/(Below) Target Bonus Award (e)	Total Actual Direct Compensation
George Paz	$1,122,000	130%	$1,451,450	$7,200,000	$9,773,450	$(1,451,450)	$8,322,000
Jeffrey Hall	612,000	80%	487,200	2,200,000	3,299,200	(487,200)	2,812,000
Ed Ignaczak	551,000	80%	438,600	1,750,000	2,739,600	(438,600)	2,301,000
Patrick McNamee	561,000	80%	446,600	1,725,000	2,732,600	(446,600)	2,286,000
Keith Ebling	484,500	80%	385,700	1,625,000	2,495,200	(385,700)	2,109,500

(a)	Amounts shown represent base salaries effective April 1, 2011.
(b)	Payout range for 2011 as a percent of target bonus award is 0 – 200% for the named executive officers.
(c)	In determining the target bonus award, each executive’s target bonus percentage is applied to his base salary, with the effect of any salary adjustments during the year pro-rated for the portion of the year during which they were in effect.
(d)	Specific 2011 long-term incentive awards to the named executive officers are contained in the table under the caption “Grants of Plan-Based Awards in 2011” below.
(e)	Amounts shown represent the amount by which the annual bonus award under the Annual Bonus Plan was below the target opportunity due to below-target business performance. Discussion of actual company performance and awards is under the heading “Annual Bonus Plan” above.

Other Compensation Related Matters

Perquisites

In accordance with the compensation philosophy to pay for performance, no perquisites are provided to the senior executive officers that we would be required to report under the rules applicable to this proxy statement. All of the executives have offices that are no larger than those of the regular offices in our headquarters building; no reserved parking is provided to employees at any level; and no financial counseling programs are provided for executives. In addition, higher compensated executives pay higher premiums for medical insurance than lower compensated employees.

Deferred Compensation

The Company provides an opportunity for executives to participate in the Executive Deferred Compensation Plan (“EDCP”), a deferred compensation program that is intended to comply with the rules provided under Section 409A of the Internal Revenue Code. Under the EDCP, participating executives can elect to defer up to 50% of their annual base pay and up to 100% of their annual bonus. In addition, we have historically made contributions to each executive’s account under the EDCP equal to 6% of the executive’s annual cash compensation, with the contributions subject to a cliff vesting at the end of the third calendar year following the year for which they are awarded. At such time as an executive becomes eligible for retirement under the EDCP (which occurs upon reaching a minimum of age 55 and having a combined age plus years of service with the Company of 65), all contributions made to such executive’s account under the EDCP immediately become vested. Other than the 6% annual cash contribution to the EDCP and the opportunity to participate in the Company’s qualified 401(k) plan, the Company provides no retirement benefits to its executives.

Deferred compensation gives executives a tax favored method of accumulating assets for current or retirement living expenses. The three-year vesting schedule that applies to the Company contributions is intended to serve as a retention device for the executives. Amounts contributed to the EDCP by either the participant or the Company are assumed to have been invested in one or more of a number of publicly available mutual funds and a Company Common Stock Fund. The plan is not formally funded and the returns that are paid on the participants’ accounts are equal to the gain or loss on the hypothetical market investments. As a result, the Committee believes that the Company has not promised to pay above-market returns on any participant’s account under the EDCP.

Additional Benefits

Except as specifically described in this Compensation Discussion and Analysis, the executive officers participate in employee benefit plans generally available to all employees on the same terms as similarly situated employees, including our 401(k) plan and health and welfare plans. The Company provides equivalent health insurance to all of our employees, and the employee paid portions of the premiums on such insurance are tiered such that more highly compensated employees pay higher premiums in order to subsidize the premiums for lower paid employees. As a result, the employee contributions paid by our executives are more than 300% higher than those paid by our lowest paid employees.

Clawback Policy

In 2011, the Compensation Committee adopted a formal clawback policy that will be applicable for fiscal year 2012 reporting and beyond. Our policy applies to all current and former named executive officers and certain other executives (including the chief accounting officer) who received incentive based compensation following the effectiveness of the policy, and allows for recovery of incentive compensation payments based on restated financial results, regardless of whether misconduct was the cause of the restatement. The Compensation Committee retains discretion regarding the application of the policy. Once final rules are released regarding clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we intend to review our policies and plans and, if necessary, amend them to comply with the new mandates.

Employment Agreements

We have entered into employment agreements with our chief executive officer and each of our executive vice presidents, which also contain severance and change in control provisions. The Committee believes these agreements are appropriate for a number of reasons, including the following:

•	the agreements assist in attracting and retaining executives as we compete for talented employees in a marketplace where such agreements are commonly offered;

•

the severance provisions require terminated executives to execute a release in order to receive severance benefits and such benefits are conditioned upon compliance with various terms of the agreement, including non-competition, non-solicitation and non-disparagement covenants; and

•	the change in control and severance provisions help retain key personnel during rumored or actual acquisitions or similar corporate changes.

These agreements do not materially affect the Committee’s annual compensation determinations, as they only restrict its ability to reduce base salary.

In 2010, the employment agreement with the CEO was amended to, among other things, extend the term of the agreement, and eliminate tax gross-ups on certain parachute payments. Additional information about the employment agreements with the named executives, and the severance and change in control provisions of the agreements, can be found under the caption “Employment Agreements and Potential Payments Upon Termination or Change in Control” below.

Deductibility of Compensation

The goal for the deductibility of compensation is to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, to the extent deemed practicable or appropriate by the Committee. Section 162(m) places a limit of $1 million on the amount of compensation that a publicly-traded company may deduct in any one year for any of its “named executive officers.” This limitation does not apply to performance-based compensation meeting certain requirements (including the requirement that such compensation be paid under a stockholder-approved plan). For 2011, the grants of stock options and performance shares were designed to satisfy the deductibility requirements of Section 162(m).

As discussed above, the annual bonus awards are awarded and paid under the LTIP, thus satisfying the requirement under Section 162(m) that performance-based compensation be paid pursuant to a stockholder-approved plan. Accordingly, the Committee intends for these awards under the annual incentive program to be deductible for 2012 and future years.

Stock Ownership Guidelines for Executives

The Company has guidelines for stock ownership among its executive group. The purpose of the guidelines is to have each executive show his or her commitment to the Company and to its stockholders by holding a prescribed number of shares. Included in determining compliance with these guidelines are the following:

•	unvested restricted stock/restricted stock units, net of taxes;

•	share equivalents under the EDCP, net of taxes;

•	vested, unexercised stock options and stock-settled stock appreciation rights(“SSARs”), net of taxes; and

•	long shares held outside of the plan.

Unvested performance shares, unvested stock options, and unvested SSARs are not included in determining compliance. Even though these guidelines are not mandatory, each executive’s status with respect to stock ownership is annually reviewed and communicated. Each executive has five years from the time of becoming an executive officer to attain the recommended ownership level. The guidelines require each individual to hold a number of eligible shares with a value at least equal to a multiple of his or her base annual salary as follows: 5.0x for the chief executive officer, 3.0x for all executive vice presidents, 2.5x for all senior vice presidents, and 1.0x-1.5x for our vice presidents, with an exception for cases where the guidelines are not met due to a significant decrease in the stock price. As of December 31, 2011, each of the named executive officers had met his stock ownership requirements.

Option Granting Policy

The Company has a Policy for Grant Approvals and for Establishing Grant Date for Equity Grants. Under this policy:

•

annual awards of equity will be approved by the Committee, and ratified by the board of directors, during the first quarter of each fiscal year, or at a special meeting, normally in advance of the annual earnings release, with an effective grant date as of the last to occur of the following: (i) the date of the final action necessary by the Committee, the board of directors or the chief executive officer (as appropriate) to approve such award; (ii) such later date as may be specified in the terms of such award; or (iii) if the effective date under the (i) or (ii) above would not fall within an “open window” trading period, then such award will be granted with an effective grant date as of the third trading date following the date of our next succeeding release of quarterly or annual financial results;

•

special awards for new hires, retention, promotional and special recognition may be granted during an “open window” trading period or, if the Committee, the board of directors or the chief executive officer (as appropriate) acts outside of such a period, then such award will be granted with an effective grant date as of the third trading date following the date of our next succeeding release of quarterly or annual financial results;

•	the exercise price of stock options and stock appreciation rights will be not less than the closing trading price of the stock on the grant date; and

•	equity grants will be made on a nominal value basis consistent with the method the Company uses to value options for financial reporting purposes under applicable authoritative accounting guidance.

By making grants during the first quarter, the Committee is able to consider the previous year’s financial performance in determining the size and structure of such grants, both in the aggregate and with respect to individual executives. Additionally, by making the awards during the first quarter, such grants are coordinated with the annual bonus awards and annual salary adjustments.

Derivatives Trading

Because a primary goal of equity-based incentive compensation is to align the interests of our executives with our stockholders, our policy prohibits the trading of derivative securities related to shares of our stock, including engaging in hedging strategies using puts, calls or other types of derivative securities.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Maura C. Breen (Chair), William J. DeLaney, Nicholas J. LaHowchic and John O. Parker, Jr., none of whom are employees or current or former officers of our Company, or had any relationship with our Company required to be disclosed under “Certain Relationships and Related Party Transactions.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this report with management. Based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment to Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE

Maura C. Breen, Chairperson
William J. DeLaney
Nicholas J. LaHowchic
John O. Parker, Jr.
February 21, 2012

Summary Compensation Table

The following table summarizes the compensation of our named executive officers listed in the table for the year ended December 31, 2011:

Name and Principal Position	Year	Salary ($)	Stock Awards(1)(10) ($)		Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)	Total ($)
George Paz President, Chief Executive Officer, Chairman	2011 2010 2009	$1,115,739 1,066,308 971,692	$4,320,000 4,200,000 4,146,000	(5)	$2,880,000 2,800,000 2,764,000	$	— 2,016,950 2,528,500	$200,211 227,938 217,582	$8,515,950 10,311,196 10,627,774
Jeffrey Hall Executive Vice President, Chief Financial Officer	2011 2010 2009	608,585 580,346 507,846	1,100,000 950,000 885,000	(6)	1,100,000 950,000 885,000		— 675,700 714,000	89,307 89,911 80,521	2,897,892 3,245,957 3,072,367
Ed Ignaczak Executive Vice President, Sales & Marketing	2011 2010 2009	547,869 518,662 460,123	875,000 825,000 720,000	(7)	875,000 825,000 720,000		— 604,360 736,800	81,384 87,578 80,657	2,379,253 2,860,600 2,717,580
Patrick McNamee Executive Vice President, Chief Operating Officer	2011 2010 2009	557,869 534,389 490,412	862,500 850,000 745,000	(8)	862,500 850,000 745,000		— 621,876 687,120	83,035 85,541 80,840	2,365,904 2,941,806 2,748,372
Keith Ebling Executive Vice President, General Counsel	2011 2010 2009	481,796 457,312 408,677	812,500 750,000 877,500	(9)	812,500 750,000 877,500		— 532,730 572,600	73,122 74,045 51,395	2,179,918 2,564,087 2,787,672

(1)	Amounts reflect the aggregate fair value of restricted stock and performance share awards as of their grant date calculated in accordance with applicable authoritative accounting guidance. For restricted stock, restricted stock units and performance share awards, fair value is calculated using the closing price of our common stock on the date of grant. For additional information regarding stock-based compensation, refer to Note 10 to the Consolidated Financial Statements included in the financial statements in the Original Form 10-K.
(2)	Amounts reflect the aggregate fair value of stock options as of their grant date calculated in accordance with applicable authoritative accounting guidance. The values were calculated using a Black-Scholes multiple option-pricing model. For additional information regarding stock-based compensation, including the assumptions used in the Black-Scholes model, refer to Note 10 to the Consolidated Financial Statements included in the financial statements in our Original Form 10-K.
(3)	Amounts reflect the cash awards earned during 2011 under our annual bonus plan, as discussed in the Compensation Discussion and Analysis above. These amounts were approved by the Compensation Committee at its February 21, 2012 meeting.
(4)	Amounts shown as “All Other Compensation” include the basic company credit contribution under the EDCP and the matching contribution under the Company’s 401(k) plan. The amounts for 2011 are as follows:

Compensation Category	Mr. Paz	Mr. Hall	Mr. Ignaczak	Mr. McNamee	Mr. Ebling
Company Credit Contribution under the EDCP	$187,961	$77,057	$69,134	$70,785	$60,872
Company Matching Contribution to the 401(k)	12,250	12,250	12,250	12,250	12,250
Total	200,211	89,307	81,384	83,035	73,122
(5)	Includes both an award of performance shares with a grant date fair value of $2,520,000, which is based on the market price of common stock on date of grant, and an award of time-based restricted stock units with a grant date fair value of $1,800,000.
(6)	Includes both an award of performance shares with a grant date fair value of $550,000, which is based on the market price of common stock on date of grant, and an award of time-based restricted stock units with a grant date fair value of $550,000.
(7)	Includes both an award of performance shares with a grant date fair value of $437,500, which is based on the market price of common stock on date of grant, and an award of time-based restricted stock units with a grant date fair value of $437,500.
(8)	Includes both an award of performance shares with a grant date fair value of $431,250, which is based on the market price of common stock on date of grant, and an award of time-based restricted stock units with a grant date fair value of $431,250.
(9)	Includes an award of performance shares with a grant date fair value of $406,250, which is based on the market price of common stock on date of grant, and an award of time-based restricted stock units with a grant date fair value of $406,250.
(10)	With respect to the value of performance shares, the payout is dependent on the stock price and our relative performance with respect to the performance metrics over a three-year period. The maximum payout is 250% of the targeted award, which would result in a maximum value of: $6,300,000 for Mr. Paz; $1,375,000 for Mr. Hall; $1,093,750 for Mr. Ignaczak; $1,078,125 for Mr. McNamee; and $1,015,625 for Mr. Ebling (for a full discussion on performance shares, see “Long-Term Incentive Awards” above.

Grants of Plan-Based Awards in 2011

The following table provides additional information about long-term incentive plan (LTIP) awards consisting of performance share awards (PSUs), restricted stock units (RSUs), non-qualified stock options (options) and non-equity incentive plan awards granted to the named executive officers in 2011:

Name (a)	Type of Award	Grant Date (b)(1)	Committee Action Date (1)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#) (i)	All Other Option Awards: Number of Securities Underlying Options(5) (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock Option Awards(6) ($) (l)
				Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
George Paz	2000 LTIP (PSUs) 2000 LTIP (RSUs) 2000 LTIP (Options) 2011 ABP	3/2/2011 3/2/2011 3/2/2011	2/21/2011 2/21/2011 2/21/2011 2/21/2011	N/A	$1,451,450	$2,902,900	15,610	44,601	111,503	31,858	161,666	$56.500	$ $ $	2,520,000 1,800,000 2,880,000
Jeffrey Hall	2000 LTIP (PSUs) 2000 LTIP (RSUs) 2000 LTIP (Options) 2011 ABP	3/2/2011 3/2/2011 3/2/2011	2/21/2011 2/21/2011 2/21/2011 2/21/2011	N/A	$487,200	$974,400	3,407	9,734	24,335	9,734	61,747	$56.500	$ $ $	550,000 550,000 1,100,000
Ed Ignaczak	2000 LTIP (PSUs) 2000 LTIP (RSUs) 2000 LTIP (Options) 2011 ABP	3/2/2011 3/2/2011 3/2/2011	2/21/2011 2/21/2011 2/21/2011 2/21/2011	N/A	$438,600	$877,200	2,710	7,743	19,358	7,743	49,117	$56.500	$ $ $	437,500 437,500 875,000
Patrick McNamee	2000 LTIP (PSUs) 2000 LTIP (RSUs) 2000 LTIP (Options) 2011 ABP	3/2/2011 3/2/2011 3/2/2011	2/21/2011 2/21/2011 2/21/2011 2/21/2011	N/A	$446,600	$893,200	2,671	7,632	19,080	7,632	48,415	$56.500	$ $ $	431,250 431,250 862,500
Keith Ebling	2000 LTIP (PSUs) 2000 LTIP (RSUs) 2000 LTIP (Options) 2011 ABP	3/2/2011 3/2/2011 3/2/2011	2/21/2011 2/21/2011 2/21/2011 2/21/2011	N/A	$385,700	$771,400	2,517	7,190	17,975	7,190	45,609	$56.500	$ $ $	406,250 406,250 812,500

(1)	Consistent with the terms of the equity grant policy, at its February 2011 meeting the Committee set the grant date of the annual LTI grant as March 2, 2011, which was the third trading date following the date of the earnings release.
(2)	The amounts in columns (c), (d) and (e) represent the threshold, target and maximum payouts under the Annual Bonus Plan (“ABP”) for 2011. Payouts under the ABP depend on the achievement of adjusted EPS and EBITDA targets. There is no minimum amount payable for a certain level of performance under the ABP and accordingly, no amounts are reported in the “Threshold” column. As discussed in more detail in “Compensation Discussion and Analysis – Components of Executive Compensation – Annual Bonus Plan” above, the funding of the bonus pool is 0% if the adjusted EPS target is not met. Assuming the adjusted EPS target is met, if the Company fails to meet its EBITDA target, the pool will be reduced by 50% of the EBITDA shortfall until the EBITDA target is achieved. As discussed in the Compensation Discussion and Analysis above, there were no payouts under the ABP for 2011.
(3)	The amounts in columns (f), (g) and (h) represent the threshold, target and maximum payouts under the performance share grants made to the named executives for the January 1, 2011 through January 1, 2014 performance period. The number of shares of our common stock to be delivered upon settlement of the performance shares will be determined based upon our performance over a set period versus the peer group companies identified in our Compensation Discussion and Analysis above. Realization of the performance share awards and their actual value, if any, will depend on our performance versus the peer group and the market value of our common stock on the date the performance share awards are settled.
(4)	The numbers in column (i) represent the restricted stock units. For each of the March 2, 2011 awards, one-third of these restricted stock awards are scheduled to vest February 28, 2012, February 28, 2013, and February 28, 2014 subject to acceleration under the terms of the 2000 LTIP.
(5)	The numbers in column (j) represent non-qualified stock options. The options have an exercise price of $56.50 (the closing price of our common stock on the grant date) and are scheduled to vest in three (3) substantially equal installments on February 28, 2012, February 28, 2013, and February 28, 2014 subject to acceleration under the terms of the 2000 LTIP, and will expire seven years following the grant.
(6)	The amounts in column (l) for restricted stock units and performance share awards are based on the grant date fair value. The amounts in column (l) for options are estimated on the date of grant using a Black-Scholes multiple option-pricing model. For additional information regarding stock-based compensation, including the assumptions used in the Black-Scholes model, refer to Note 10 to the Consolidated Financial Statements included in the financial statements in our Original Form 10-K.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information on vested and unvested equity awards held by the named executive officers as of December 31, 2011:

Name	Option Awards							Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)		Number of Securities Underlying Unexercised Options (# Unexercisable)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
George Paz	2/28/2006	275,696				$21.8175	2/28/2013
	2/22/2007	410,148				$19.6625	2/22/2014
	2/26/2008	286,552				$31.92	2/26/2015
	3/2/2009	263,304		131,652	(1)	$22.87	3/2/2016	25,178	(4)	$1,125,205	211,496	(7)	$9,451,756
	3/3/2010	58,128		116,258	(2)	$49.495	3/3/2017	23,572	(5)	$1,053,433	123,745	(8)	$5,530,164
	3/2/2011			161,666	(3)	$56.50	3/2/2018	31,858	(6)	$1,423,734	111,503	(9)	$4,983,047
Jeffrey Hall	5/27/2008	152,662				$35.77	5/27/2015
	3/2/2009	84,306		42,154	(1)	$22.87	3/2/2016	6,450	(4)	$288,251	38,696	(7)	$1,729,324
	3/3/2010	19,722		39,444	(2)	$49.495	3/3/2017	6,398	(5)	$285,927	23,990	(8)	$1,072,113
	3/2/2011			61,747	(3)	$56.50	3/2/2018	9,734	(6)	$435,012	24,335	(9)	$1,087,531
Ed Ignaczak	10/29/2004							13,520	(10)	$604,209
	2/26/2008	24,948				$31.92	2/26/2015
	3/2/2009	34,294		34,294	(1)	$22.87	3/2/2016	5,248	(4)	$234,533	31,480	(7)	$1,406,841
	3/3/2010	17,126		34,256	(2)	$49.495	3/3/2017	5,556	(5)	$248,298	20,835	(8)	$931,116
	3/2/2011			49,117	(3)	$56.50	3/2/2018	7,743	(6)	$346,035	19,358	(9)	$865,087
Patrick McNamee	2/28/2006	37,616				$21.8175	2/28/2013
	2/22/2007	63,388				$19.6625	2/22/2014
	2/26/2008	77,518				$31.92	2/26/2015
	3/2/2009	70,968		35,486	(1)	$22.87	3/2/2016	5,430	(4)	$242,667	32,572	(7)	$1,455,643
	3/3/2010	17,646		35,292	(2)	$49.495	3/3/2017	5,724	(5)	$255,806	21,465	(8)	$959,271
	3/2/2011			48,415	(3)	$56.50	3/2/2018	7,632	(6)	$341,074	19,080	(9)	$852,685
Keith Ebling	3/1/2005	20,960				$9.66	3/1/2012
	5/24/2005	16,000				$11.785	5/24/2012
	2/28/2006	9,984				$21.8175	2/28/2013
	2/22/2007	16,780				$19.6625	2/22/2014
	2/26/2008	14,476				$31.92	2/26/2015
	3/2/2009	22,504	(11)			$22.87	3/2/2016
	3/2/2009	68,588		34,294	(1)	$22.87	3/2/2016	5,248	(4)	$234,533	31,480	(7)	$1,406,841
	3/3/2010	15,570		31,140	(2)	$49.495	3/3/2017	5,052	(5)	$225,774	18,940	(8)	$846,429
	3/2/2011			45,609	(3)	$56.50	3/2/2018	7,190	(6)	$321,321	17,975	(9)	$803,303

(1)	The unvested portion of this option grant is scheduled to vest on March 2, 2012.
(2)	The unvested portion of this option grant is scheduled to vest in two (2) substantially equal installments on February 28, 2012 and February 28, 2013.
(3)	The unvested portion of this option grant is scheduled to vest in three (3) substantially equal installments on February 28, 2012, February 28, 2013 and February 28, 2014.
(4)	The unvested portion of this restricted stock award is scheduled to vest on February 28, 2012.
(5)	The unvested portion of this restricted stock unit award is scheduled to vest in two (2) substantially equal installments on February 28, 2012 and February 28, 2013.
(6)	The unvested portion of this restricted stock unit award is scheduled to vest in three (3) substantially equal installments on February 28, 2012, February 28, 2013 and February 28, 2014.
(7)	Performance shares became payable following the end of the performance period on January 1, 2012. The stated numbers reflect a payout of 200% of target, which was distributed as a result of achievement of the performance goals during the performance period.
(8)	Performance shares become payable following the end of the performance period on January 1, 2013. In accordance with SEC rules, because the number of shares awarded was greater than target for the performance shares which settled in 2012, we are reporting the maximum number (250% of target) for these outstanding awards. The number of shares payable may decrease from the maximum amount based upon the relative performance with respect to the performance criteria.

(9)	Performance shares become payable following the end of the performance period on January 1, 2014. In accordance with SEC rules, because the number of shares awarded was greater than target for the performance shares which settled in 2012, we are reporting the maximum number (250% of target) for these outstanding awards. The number of shares payable may decrease from the maximum amount based upon the relative performance with respect to the performance criteria.
(10)	Restricted stock grant with original vesting date of October 29, 2014, with potential for accelerated vesting based on the achievement of certain financial performance targets. Based upon achievement of certain financial performance targets, vesting of 70,776 shares was accelerated to March 31, 2007 and the balance of 13,520 shares are scheduled to vest on October 29, 2014.
(11)	The equity award of stock options was approved by our board of directors on December 9, 2008, however, since the grant occurred during a “closed window,” the grant date for the equity award was March 2, 2009. All options were vested as of December 9, 2011.

Option Exercises and Stock Vested Table

The following table provides information on the value realized by the named executive officers for stock options and SSARs exercised during 2011, and for restricted stock awards (RSAs), restricted stock units (RSUs) and performance share awards (PSUs) which vested during 2011:

Name	Type of Award	Option Awards		Stock Awards
		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
George Paz	2000 LTIP (PSUs) 2000 LTIP (RSAs/RSUs)			183,660 54,452	$10,226,189 $ 3,061,291
Jeffrey Hall	2000 LTIP (PSUs) 2000 LTIP (RSAs/RSUs)			29,700 15,936	$ 1,653,696 $ 910,133
Ed Ignaczak	2000 LTIP (PSUs) 2000 LTIP (RSAs/RSUs)			27,410 11,678	$ 1,526,189 $ 656,537
Pat McNamee	2000 LTIP (PSUs) 2000 LTIP (RSAs/RSUs)			28,390 12,074	$ 1,580,755 $ 678,800
Keith Ebling	2000 LTIP (Options) 2000 LTIP (PSUs) 2000 LTIP (RSAs/RSUs)	16,840	$ 772,252	8,605 9,282	$ 479,126 $ 510,090

(1)	Amounts reflect the value of the options exercised based on the difference between the exercise price for the options and the actual market value upon exercise.
(2)	Amounts reflect the value of the vested stock based on the closing price for our stock on the vesting date.

Nonqualified Deferred Compensation in 2011

The following table provides information on contributions, earnings and account balances for the named executives in our Executive Deferred Compensation Plan, or “EDCP”. The table also shows the aggregate earnings credited to the executives’ EDCP accounts during 2011, as well as the executives’ aggregate balances under the EDCP as of December 31, 2011. None of the Named Executive Officers received payments under the EDCP during 2011:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions (3) ($)	Aggregate Balance at Last FYE(4) ($)
George Paz	—	$215,688	($592,541)	—	$5,132,775
Jeffrey Hall	—	77,661	(13,105)	—	176,443
Ed Ignaczak	—	75,328	(38,308)	—	1,084,890
Patrick McNamee	—	73,291	(41,269)	—	349,940
Keith Ebling	—	61,795	(7,846)	—	101,938

(1)	Amounts reflect contributions made by us during 2011 to the named executives’ accounts under the EDCP. These amounts are equal to 6% of all cash compensation (salary and annual bonus) received by the named executives during 2010. These contributions vest as of December 31 of the third year after the year with respect to which they were calculated, in this case December 31, 2013, unless the executive is eligible for retirement under the EDCP, in which case these contributions vest immediately.
(2)	A participant’s account under the EDCP is deemed to be invested in the hypothetical investment options selected by the participant from among the investment options available under the Company’s 401(k) plan and a Company Stock Fund. The account is credited with gains or losses actually experienced by the selected hypothetical investments. Accordingly, the EDCP does not credit above-market or preferential earnings on nonqualified deferred compensation.
(3)	Withdrawals/distributions can be made after termination from the company, at a fixed time or fixed schedule as previously specified, or in the event of a change in control. Distribution of a participant’s account shall be made in cash, except for those amounts that are invested in the Company Stock Fund, which shall be distributed in whole shares of common stock with fractional shares paid in cash. All withdrawals and distributions are made in compliance with 409A.
(4)	Amounts shown include 2011 executive and company contributions and related earnings, as well as deferrals of salary, bonus and annual incentives (together with related earnings) from prior years’ participation in the EDCP.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have employment agreements with all of the named executive officers which we refer to as the “agreements.”

General Terms

The agreements are substantially identical (except as specifically set forth below) and provide for the following:

•

Term of Employment Agreements. The agreement with Mr. Paz runs through March 31, 2014 without renewal other than through the mutual agreement of the parties. The employment period under the agreements for the other named executive officers (other than Mr. Paz) runs through March 31 of each year and is automatically renewed for successive one-year periods unless either party provides at least ninety days notice prior to the end of the then current term. Neither party under any of these agreements gave such notice prior to the end of the current employment period (which ends on March 31, 2012), and, as a result, each of these agreements has been renewed through March 31, 2013.

•

Compensation and Benefits. Each of the agreements generally provides for: (i) the payment of an annual base salary (which may not be reduced after any increase); (ii) a guaranteed minimum annual bonus target equal to a fixed percentage of the executive’s base salary pursuant to and in accordance with our bonus plan; (iii) participation in our employee benefit plans (other than bonus and incentive plans) on the same basis as such plans are generally made available to our other senior executives; (iv) the right to receive restricted stock units, stock options and other equity awards and deferred compensation, to the extent determined by us and our board of directors; (v) the reimbursement of reasonable business expenses incurred in performing the executive’s duties; and (vi) such perquisites and fringe benefits to which our other senior executives are entitled and which are suitable for the executive’s position.

•

Benefits Upon Termination of Employment Prior to Expiration of Employment Period. Each agreement provides for the provision and forfeiture of certain benefits if the executive’s employment is terminated prior to the expiration of the employment period (including any renewal period in effect). In general, if the executive’s employment is terminated prior to expiration of the employment period, the executive is not entitled to receive any further payments or benefits that have not already been paid or provided except as follows:

•

The executive will be entitled to (i) all previously earned and accrued, but unpaid, annual base salary; (ii) reimbursement for any business expenses properly incurred prior to termination; and (iii) such other employee benefits (if any) to which the executive may be entitled under our employee benefit plans.

•

If the executive’s employment is terminated by us other than for “cause” or “disability,” or by the executive for “good reason” (as each of those terms are defined in the agreement), the executive is entitled to receive: (i) any annual bonus earned for a previously completed fiscal year but unpaid as of the termination date, payable to the extent the corporate bonus pool is approved by the Compensation Committee; (ii) a severance benefit equal to 18 months of his base salary plus 150% of a specified portion of the executive’s bonus potential for the year based on the average percentage of the potential earned for the three prior years (which amount may be greater if the termination date occurs within one year after a change in control of the Company) payable in equal monthly installments over 18 months; and (iii) reimbursement for the cost of continuing medical insurance under COBRA for a period of 18 months after termination (for Mr. Paz, payments for 36 months equal to the cost of continuing medical insurance under COBRA and, following expiration of the COBRA period, equivalent medical insurance coverage).

•

If the executive’s employment terminates on account of death, “disability” or “retirement” (as those terms are defined in the agreement) prior to the end of his initial employment period under the agreement, he generally is entitled to receive (i) any annual bonus earned for a previously completed fiscal year but unpaid as of the termination date, payable to the extent the corporate bonus pool is approved by the Compensation Committee; and (ii) reimbursement for the cost of continuing medical insurance under COBRA for a period of 18 months (for Mr. Paz, payments for 36 months equal to the cost of continuing medical insurance under COBRA and, following expiration of the COBRA period, equivalent medical insurance coverage). Also, with respect to any equity grants made to the executive under our 2000 LTIP during the term of the agreement, a proper “retirement” under the agreement is treated as a retirement under such plan. In addition, if an executive’s retirement qualifies as a “tenured retirement” or an “early retirement,” he would be eligible for certain additional items as described below.

In addition, if either party elects not to renew the agreement at the end of any employment period, the executive will be entitled to receive any annual bonus earned for a previously completed fiscal year but unpaid as of the termination date, payable to the extent the corporate bonus pool is approved by the Compensation Committee.

Mr. Paz’s severance benefits following certain terminations of employment, to the extent otherwise due during the first six months following termination of employment, will be accrued and paid in a lump sum on the first day of the first month which is more than six months following such termination of employment, with a reasonable rate of interest, as determined by the Company.

•

Benefits upon “Tenured Retirement.” If the executive’s employment terminates on account of a “tenured retirement” (as defined by the agreement), in addition to the benefits upon retirement as described above, the executive would be entitled to the following:

•

For all stock options or stock appreciation rights granted after January 1, 2008 (i) vested awards would remain vested and exercisable through the end of their term, and (ii) unvested awards would continue to vest in accordance with their terms as if the executive were still employed by us, and remain vested and exercisable through the end of their term.

•	For all unvested restricted stock units granted after January 1, 2008, such awards would continue to vest in accordance with their terms as if the executive were still employed by us.

•

For all unvested performance shares granted after January 1, 2008, such shares would be considered vested upon retirement, but only to the extent the performance criteria are ultimately met; provided, however, that for any years in the performance period during which the executive works less than three months, a pro-rated portion of the performance shares would be subject to a cap of 100% of target.

•

Benefits upon “Early Retirement.” If the executive’s employment terminates on account of “early retirement” (as defined in the agreement), in addition to the benefits upon retirement as described above, the executive would be entitled to the following:

•

For all stock options or stock appreciation rights granted after January 1, 2008 (i) vested awards would remain vested and exercisable for the standard post-termination period set out in our 2000 LTIP, plus an additional month for each month the executive worked past his 55th birthday through retirement, and (ii) a pro-rated portion of the unvested awards (determined based on the number of months worked past age 55 through retirement, divided by 60) would continue to vest in accordance with its terms as if the executive were still employed by us, and remain vested and exercisable for the same extended period as the vested options in the preceding phrase (i).

•

For all unvested restricted stock units granted after January 1, 2008, a pro-rated portion of the unvested awards (determined based on the number of months worked past age 55 through retirement, divided by 60) would continue to vest in accordance with its terms as if the executive were still employed by us.

•

For all unvested performance shares granted after January 1, 2008, a pro-rated portion of the unvested shares (determined based on the number of months worked past age 55 through retirement, divided by 60) would be considered vested upon retirement, but only to the extent the performance criteria are ultimately met; provided, however, that for any years in the performance period during which the executive works less than three months, a further pro-rated portion of the performance shares would be subject to a cap of 100% of target.

•

Restrictive Covenants. Upon termination of each executive’s employment with us, such executive is prohibited from (i) soliciting any client or prospective client of ours for a period of two years after termination; (ii) soliciting or hiring any employee of ours for a period of two years after termination; (iii) competing with us for a period of eighteen months after termination; or (iv) disclosing certain confidential information with respect to us or our business. If, following either a tenured retirement or an early retirement, the executive violates these covenants, then the executive would forfeit all unvested or unexercised equity awards, and would be required to reimburse us for any realized benefits resulting from his retirement.

•

Tax Indemnification. In the event that any amount or benefit paid or distributed to an executive (other than Mr. Paz) pursuant to the agreement, taken together with any amounts or benefits otherwise paid or distributed to such executive by us pursuant to any other arrangement or plan (we refer to such payments as “covered payments”), would result in the executive’s liability for the payment of an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, we will make a “gross-up” payment to the executive to fully offset the excise tax, provided the aggregate present value of the covered payments is equal to or exceeds 125% of the maximum total payment which could be made to the executive without triggering the excise tax. If the aggregate present value of the covered payments, however, exceeds such maximum amount, but is less than 125% of such maximum amount, then we may, in our discretion, reduce the covered payments so that no portion of the covered payments is subject to the excise tax, and no gross-up payment would be made. Pursuant to the amendment of the employment agreement of Mr. Paz in 2010, he is not eligible to receive such a tax “gross-up” payment.

Estimated Benefits

The tables below reflect the amount of incremental compensation that would be paid to each named executive officer upon the termination of his employment or upon a change in control. These amounts assume that such termination or change in control was effective as of December 30, 2011 and that the price of our common stock upon which certain of the calculations are made was the closing price of $44.69 per share on that date. Accordingly, the computation of these amounts requires us to make certain estimates that are further described above in the description of the agreement or in the accompanying footnotes. Some of these amounts are payable pursuant to the terms of the agreement while others arise from the terms of the applicable grant and/or benefit plan. Those amounts payable pursuant to the agreement generally require the executive to sign a general release and to comply with certain contractual terms including those related to noncompetition, nonsolicitation and non-disparagement.

Because the incremental amount of payments to be made depends on several factors, the actual amounts to be paid out upon termination of employment or a change in control can only be determined at the time of the event. The tables do not include the nonqualified deferred compensation that would be paid, which is set forth in the “Nonqualified Deferred Compensation Table” above, except to the extent an individual is entitled to an additional benefit as a result of the termination or change in control. The estimated payments upon termination and change in control are as follows:

GEORGE PAZ

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement (4)	Good Reason or Involuntary Not for Cause Termination		For Cause Termination	Death or Disability		Change in Control (1)
								With Offer of Comparable Employment		Without Offer of Comparable Employment
Compensation:
Severance Benefit	—	—	3,870,900	(2)	—	—		—		5,602,778	(2)(3)
Accrued but Unpaid Annual Bonus	—	—	—		—	—		—		—
Long-term Incentive:
Performance Shares	—	4,538,985	11,590,659	(5)	—	11,590,659	(5)	13,657,041	(6)	13,657,041	(6)
Stock Option/SSARs Unvested & Accelerated	—	813,908	—		—	2,872,647		2,872,647		2,872,647
Restricted Stock Unvested & Accelerated	—	1,020,675	—		—	2,592,929		1,801,186	(7)	3,602,372
Deferred Compensation Unvested & Accelerated	—	421,020	—		—	421,020		—		—	(3)
Benefits:
Post-termination Health Care	—	56,918	56,918	(8)	—	56,918	(8)	—		56,918	(8)
Accrued Vacation/PTO	225,630	225,630	225,630		—	225,630		225,630	(9)	225,630	(3)
280G Tax Gross-up	—	—	—		—	—		—	(10)	—	(10)

Total	225,630	7,077,136	15,744,107		—	17,759,803		18,556,504		26,017,386

JEFFREY HALL

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement (4)	Good Reason or		For Cause Termination	Death or Disability		Change in Control (1)
			Involuntary Not for Cause Termination					With Offer of Comparable Employment		Without Offer of Comparable Employment
Compensation:
Severance Benefit	—	—	1,652,400	(2)	—	—		—		2,218,239	(2)(3)
Accrued but Unpaid Annual Bonus	—	—	—		—	—		—		—
Long-term Incentive:
Performance Shares	—	—	2,160,182	(5)	—	2,160,182	(5)	2,593,182	(6)	2,593,182	(6)
Stock Option/SSARs Unvested & Accelerated	—	—	—		—	919,800		919,800		919,800
Restricted Stock Unvested & Accelerated	—	—	—		—	712,273		504,595	(7)	1,009,190
Deferred Compensation Unvested & Accelerated	—	145,932	—		—	145,932		—		—	(3)
Benefits:
Post-termination Health Care	—		28,459	(8)	—	28,459	(8)	—		28,459	(8)
Accrued Vacation/PTO	67,229	67,229	67,229		—	67,229		67,229	(9)	67,229	(3)
280G Tax Gross-up	—	—	—		—	—		—		1,855,909

Total	67,229	213,161	3,908,270		—	4,033,875		4,084,806		8,692,008

EDWARD IGNACZAK

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement (4)	Good Reason or		For Cause Termination	Death or Disability		Change in Control (1)
			Involuntary Not for Cause Termination					With Offer of Comparable Employment		Without Offer of Comparable Employment
Compensation:
Severance Benefit	—	—	1,487,700	(2)	—	—		—		2,008,471	(2)(3)
Accrued but Unpaid Annual Bonus	—	—	—		—	—		—		—
Long-term Incentive:
Performance Shares	—	—	1,770,447	(5)	—	1,770,447	(5)	2,125,322	(6)	2,125,322	(6)
Stock Option/SSARs Unvested & Accelerated	—	—	—		—	748,295		748,295		748,295
Restricted Stock Unvested & Accelerated	—	—	—		—	587,490		716,537	(7)	1,433,074
Deferred Compensation Unvested & Accelerated	—	143,735	—		—	143,735		—		—	(3)
Benefits:
Post-termination Health Care	—	—	28,459	(8)	—	28,459	(8)	—		28,459	(8)
Accrued Vacation/PTO	66,777	66,777	66,777		—	66,777		66,777	(9)	66,777	(3)
280G Tax Gross-up	—	—	—		—	—		—		—

Total	66,777	210,512	3,353,383		—	3,345,203		3,656,931		6,410,398

PATRICK MCNAMEE

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement (4)	Good Reason or		For Cause Termination	Death or Disability		Change in Control (1)
			Involuntary Not for Cause Termination					With Offer of Comparable Employment		Without Offer of Comparable Employment
Compensation:
Severance Benefit	—	—	1,514,700	(2)	—	—		—		2,048,818	(2)(3)
Accrued but Unpaid Annual Bonus	—	—	—		—	—		—		—
Long-term Incentive:
Performance Shares	—	—	1,825,103	(5)	—	1,825,103	(5)	2,180,425	(6)	2,180,425	(6)
Stock Option/SSARs Unvested & Accelerated	—	—	—		—	774,305		774,305		774,305
Restricted Stock Unvested & Accelerated	—	—	—		—	598,387		419,773	(7)	839,546
Deferred Compensation Unvested & Accelerated	—	141,880	—		—	141,880		—		—	(3)
Benefits:
Post-termination Health Care	—	—	28,459	(8)	—	28,459	(8)	—		28,459	(8)
Accrued Vacation/PTO	71,204	71,204	71,204		—	71,204		71,204	(9)	71,204	(3)
280G Tax Gross-up	—	—	—		—	—		—		—

Total	71,204	213,084	3,439,466		—	3,439,338		3,445,707		5,942,757

KEITH EBLING

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement (4)	Good Reason or		For Cause Termination	Death or Disability		Change in Control (1)
			Involuntary Not for Cause Termination					With Offer of Comparable Employment		Without Offer of Comparable Employment
Compensation:
Severance Benefit	—	—	1,308,150	(2)	—	—		—		1,766,393	(2)(3)
Accrued but Unpaid Annual Bonus	—	—	—		—	—		—		—
Long-term Incentive:
Performance Shares	—	—	1,739,629	(5)	—	1,739,629	(5)	2,066,734	(6)	2,066,734	(6)
Stock Option/SSARs Unvested & Accelerated	—	—	—		—	748,295		748,295		748,295
Restricted Stock Unvested & Accelerated	—	—	—		—	557,689		390,814	(7)	781,628
Deferred Compensation Unvested & Accelerated	—	100,940	—		—	100,940		—		—	(3)
Benefits:
Post-termination Health Care	—	—	28,459	(8)	—	28,459	(8)	—		28,459	(8)
Accrued Vacation/PTO	82,228	82,228	82,228		—	82,228		82,228	(9)	82,228	(3)
280G Tax Gross-up	—	—	—		—	—		—		—

Total	82,228	183,168	3,158,466		—	3,257,240		3,288,071		5,473,737

(1)	The Express Scripts, Inc. 2000 Long Term Incentive Plan (referred to as the “2000 LTIP”), under which the awards reflected in this table were granted, generally defines a change in control as:
i)	a change in the composition of a majority of our board of directors without the approval of the incumbent directors;
ii)	an acquisition of more than 25% of our common stock or voting power;
iii)	any merger, unless (1) our stockholders possess more than 50% of the surviving company’s outstanding stock, (2) no person or group who did not own 25% or more of our common stock before the change in control owns 25% or more of the stock of the surviving company, and (3) at least a majority of the board of directors of the surviving company were members of the incumbent directors of our Company before the change in control;
iv)	the sale of all or substantially all of our assets; or
v)	a stockholder-approved dissolution of our Company.

The 2000 LTIP defines “comparable employment” as employment with us or our successor following a change in control pursuant to which:

•

the responsibilities and duties of the executive are substantially the same as before the change in control, and the other terms and conditions of employment following the change in control do not impose obligations materially more burdensome;

•	the aggregate compensation is substantially economically equivalent to or greater than the executive’s aggregate compensation immediately prior to the change in control; and
•	the executive remains employed in the metropolitan area in which he was employed immediately preceding the change in control.

The definitions of change in control and comparable employment appear in Section 2 of the 2000 LTIP, which should be reviewed for a complete statement of its terms.

(2)	Severance Benefit under the agreements is equal to 18 months of base salary plus 150% of a specified portion of the executive’s bonus potential for the year based on the average percentage of the potential earned for the three prior years. The bonus amount used in calculating the average percentage over the last three years is limited to 100% of the executive’s target bonus even if the actual bonus paid exceeds the target. If the termination date occurs within one year after a change of control, the actual bonus amount is used in calculating the average percentage and is not limited to 100% of the executive’s target bonus. The Severance Benefit is payable in 18 substantially equal monthly installments beginning the first full month after termination; provided that if the executive is determined to be a specified employee in accordance with Section 409A of the Internal Revenue Code, then payment of such benefit will be delayed six months to the extent required under Section 409A.
(3)	Assumes termination of employment agreement concurrent with change in control, either by us without cause or by the executive for good reason.
(4)	In 2010, Mr. Paz became eligible for “early retirement” under the agreement. No other named executive officers were retirement eligible as of December 31, 2011.
(5)	All awards (other than the 2009 grant) were prorated based on assumed award of the targeted number of shares following end of relevant performance periods (the awards under the 2009 grant were based on 200% of target payout). The awards are payable in shares of our common stock following the end of such periods. This amount is based on involuntary not for cause termination; the amount would be $0 for a good reason termination.
(6)	Payable in cash following change in control. Performance shares would be terminated.
(7)	This amount assumes the offer of comparable employment is accepted; however, if offer of comparable employment is not accepted then the amount is $0.
(8)	Reimbursement for cost of continuing health insurance under COBRA for 18 months (36 months for Mr. Paz) after termination. Amounts are calculated based on the current monthly cost for COBRA for the highest cost options under our current health plans.
(9)	Payable if the comparable offer is not accepted and employment is terminated.
(10)	Pursuant to the amendment of the employment agreement of Mr. Paz in 2010, he is not eligible to receive a tax “gross-up” payment.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Directors and Executive Officers

The following table contains certain information regarding the beneficial ownership of our common stock as of February 15, 2012 (unless otherwise noted) by (i) each person known by us to own beneficially more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our executive officers named in the Summary Compensation Table above, and (iv) all of our current executive officers and directors as a group. Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and investment power over the shares that each of them beneficially owns. The business address for each of our directors and officers listed below is c/o Express Scripts Inc., One Express Way, St. Louis, MO 63121.

Name	Shares of Common Stock Beneficially Owned Directly or Indirectly	Stock Options Exercisable within 60 days	Shares Issuable within 60 days (1)	Other Stock- Based Holdings (2)	Total Shares Beneficially Owned (3)(4)
George Paz	1,932,689	243,668	259,079	67,272	2,502,708
Gary G. Benanav	85,980	—	—	—	85,980
Maura C. Breen	51,240	—	—	—	51,240
William J. DeLaney	—	—	—	—	—
Nicholas J. LaHowchic	71,486	—	—	—	71,486
Thomas P. Mac Mahon	75,980	—	—	—	75,980
Frank Mergenthaler	17,214	3,652	560	—	21,426
Woodrow A. Myers	34,802	—	—	—	34,802
John O. Parker, Jr.	69,980	—	—	—	69,980
Samuel K. Skinner	85,980	—	—	—	85,980
Seymour Sternberg	77,672	—	—	—	77,672

Jeffrey Hall	298,953	82,458	51,588	179	433,178
Keith Ebling	375,067	65,067	41,650	16	481,800
Edward Ignaczak	152,041	67,794	42,087	3,937	265,859
Patrick McNamee	335,232	69,270	43,408	1,410	449,320
Directors and Executive Officers as a Group (16 persons)	3,686,484	543,934	439,628	74,144	4,744,190

(1)	Includes shares that may be acquired within 60 days of February 15, 2012 upon the vesting of restricted stock units (“RSUs”) and performance shares (“PSUs”). RSUs vesting on February 28, 2012 for: Mr. Paz 47,583; Mr. Ignaczak 10,607; Mr. McNamee 10,836; Mr. Ebling 10,170; Mr. Hall 12,892; Mr. Mergenthaler 560; and executive officers and directors as a group 93,904. PSUs vesting on March 6, 2012 for: Mr. Paz 211,496; Mr. Ignaczak 31,480; Mr. McNamee 32,572; Mr. Ebling 31,480; Mr. Hall 38,696; and executive officers as a group 345,724.
(2)	Includes phantom shares representing fully-vested investments in the Company Stock fund under the EDCP, as to which no voting or investment power exists.
(3)	The total beneficial ownership for any individual, and total for the directors and executive officers as a group is less than 1%, based on 484,778,000 shares of common stock issued and outstanding on January 31, 2012.
(4)	Includes shares in which voting and investment power are shared with director/executive’s spouse, as follows: Mr. Sternberg 2,758 shares; Mr. Ebling 95,100 shares; Mr. McNamee 21,512 shares; and directors and executive officers as a group 119,370 shares.

Five Percent Owners of Company Stock

The following table sets forth information as to each person or entity known to us to be the beneficial owner of more than five percent of the outstanding shares of Common Stock as of December 31, 2011 (percent of common stock outstanding based on shares outstanding on January 31, 2012).

Name and Mailing Address	Number of Shares	Percent of Common Stock Outstanding
Morgan Stanley & Co. LLC (1) 1585 Broadway New York, NY 10036	38,073,604	7.8%
T. Rowe Price Associates, Inc. (2) 100 E. Pratt Street, Baltimore, MD 21202	24,412,951	5.0%

(1)	Information is based on Schedule 13G filed with the SEC on February 10, 2012 by Morgan Stanley & Co. LLC (Morgan Stanley), 1585 Broadway New York, NY 10036. The filing indicates that as of December 31, 2011, Morgan Stanley had sole voting power for 37,608,369 shares, and sole dispositive power for 38,073,604 shares.
(2)	Information is based on Schedule 13G filed with the SEC on February 10, 2012 by T. Rowe Price Associates, Inc. (Price Associates). The filing indicates that as of December 31, 2011, Price Associates had sole voting power for 8,621,163 shares, and sole dispositive power for 24,412,951 shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2011 relating to our equity compensation plans under which equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity Compensation Plans approved by security holders	13,802,932	(1)	$34.54	(2)	36,763,810	(3)
Equity Compensation Plans not approved by security holders	—		—		—

Total	13,802,932	(1)	$34.54	(2)	36,763,810	(3)

(1)	Includes shares that were issued under our Employee Stock Purchase Plan for the month of January 2012. Does not include stock options, restricted stock or performance shares awarded since December 31, 2011.
(2)	Shares allocated to the EDCP and shares which were issued for the month of January 2012 under our Employee Stock Purchase Plan are not included in the weighted average computation.
(3)	Includes 28,485,405 shares remaining available for future issuance under the 2011 LTIP, 5,893,208 shares remaining in the EDCP, and 2,385,197 shares remaining in the Employee Stock Purchase Plan.

Directors’ Compensation

The compensation of our directors is determined by the Corporate Governance Committee with input and recommendations made by the Compensation Committee. The objectives for our non-employee director compensation program are to attract highly-qualified individuals to serve on the board of directors and align directors’ interests with the interests of stockholders. The Corporate Governance and Compensation Committees review the program periodically to ensure that it continues to meet the objectives. To determine whether the director compensation program is competitive, the Committees consider general market information on program design. In determining director compensation levels, the Committees also consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of members of the board.

Directors who are employed by our Company or its subsidiaries do not receive compensation for serving as directors. Directors who are not employees of our Company or its subsidiaries are entitled to receive:

•	an annual retainer as follows:

•	$45,000 for the Audit Committee Chairperson,

•	$40,000 for the Compensation Committee Chairperson,

•	$35,000 for other Committee Chairpersons,

•	$30,000 for the other non-employee directors,

•	an additional $10,000 for the Presiding Director (effective January 1, 2012), and

•	an additional $10,000 for each Committee on which a Director serves after the first Committee (effective January 1, 2012);

•	a meeting fee of $2,000 for each meeting attended in person; and

•	a meeting fee of $1,000 for each meeting attended telephonically.

We also reimburse non-employee directors for out-of-pocket expenses incurred in connection with attending board and committee meetings.

Our non-employee directors also receive equity awards. All awards are currently being made under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, or the “2011 LTIP.” All awards that were made prior to September 2011 were granted under Express Scripts, Inc. 2000 Long-Term Incentive Plan, as amended, or the “2000 LTIP.” We make the following awards to our non-employee directors:

•	an initial equity grant with a notional value of $115,000 upon becoming a member of the board of directors; and

•	annual equity grants with a notional value of $200,000, with new directors who have taken office since the previous annual meeting receiving a pro-rated grant for the partial first year.

These equity awards are granted consistent with our policies with respect to establishing the grant date for approved equity awards. As such, if the subject meeting occurs during an “open window” trading period, then the grant date is the date of such meeting. If the subject meeting does not occur during an “open window” trading period, then the grant date is the third trading day following our next subsequent release of quarterly (or annual) financial results. Historically, the equity grants are divided between non-qualified stock options and restricted stock units as follows:

•

two-thirds of the value of the equity grant in time-vested, non-qualified stock options, valued using the method we utilize in valuing the grants for financial reporting purposes (currently the Black-Scholes valuation model), with the number of stock options and the exercise price determined based on the fair market value of our common stock as of the grant date; and

•

one-third of the value of the equity grant in restricted stock units, valued based on the fair market value of our common stock as of the grant date. The restricted stock units entitle the non-employee director to receive an equivalent number of shares of our common stock upon vesting in the future.

Effective as of January 1, 2012, the allocation of equity grants to non-employee directors was revised such that future awards will be divided equally between non-qualified stock options and restricted stock units.

All of the stock options granted to the non-employee directors under both the 2011 LTIP and 2000 LTIP have an exercise price of 100% of the fair market value of the shares on the grant date, and a seven-year term. The stock options and restricted stock units vest ratably over a period of approximately three years. In order to relieve administrative burdens inherent with multiple vestings within a short timeframe, we generally align the vesting date for annual grants of time-based equity to a date certain (as opposed to the anniversary of the actual grant date). For non-employee directors’ annual awards, the vesting date is May 1 of each year.

The vesting of unvested stock options and restricted stock units will accelerate upon the director’s retirement, death or disability as follows:

•

upon attaining age 70, which we refer to as a “tenured retirement,” all unvested stock options and restricted stock units vest immediately, with the right to exercise each stock option throughout the length of its term;

•

upon attaining age 65 with at least 10 years of service on the board of directors, which we refer to as an “early retirement,” a pro-rata portion of all unvested stock options and restricted stock units vest in accordance with the original vesting schedule of the respective equity grant. The pro-rata portion that continues to vest is equal to (i) the number of months served past age 65, divided by (ii) 60, or at a rate of 20% per year between the ages 65 and 70. This vested portion of the stock option will remain exercisable until the earlier of four years after the retirement date or the expiration of the award. The portion of any award that does not vest is forfeited.

•

Upon the death or disability of a director who would have been eligible for a tenured retirement or an early retirement, such director or his or her representative can elect to have the eligible equity grants treated accordingly, or allow them to be treated under the existing provisions of the 2011 LTIP or the 2000 LTIP, as applicable, for “death” and “disability,” as those terms are defined in the 2011 LTIP or 2000 LTIP.

The following table provides information regarding our compensation of non-employee directors for 2011.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(3)	Total
Gary G. Benanav(4)	$62,000	$66,667	$133,333	$262,000
Frank Borelli(5)	$49,500	—	—	$49,500
Maura C. Breen(6)	$70,000	$66,667	$133,333	$270,000
William J. DeLaney(7)	$2,000	$38,333	$76,667	$117,000

Nicholas J. LaHowchic(8)	$69,500	$66,667	$133,333	$269,500
Thomas P. Mac Mahon(9)	$59,500	$66,667	$133,333	$259,500
Frank Mergenthaler(10)	$65,500	$66,667	$133,333	$265,500
Woodrow A. Myers(11)	$52,000	$66,667	$133,333	$252,000
John O. Parker(12)	$67,000	$66,667	$133,333	$267,000
Samuel K. Skinner(13)	$54,000	$66,667	$133,333	$254,000
Seymour Sternberg(14)	$69,000	$66,667	$133,333	$269,000
Barrett A. Toan(15)	$4,000	—	—	$4,000

(1)	This column reports the amount of cash compensation earned for 2011 board of directors and committee service.
(2)	Each director (except Mr. DeLaney) received an award of restricted stock units on May 4, 2011 of 1,157 units which vests one-third per year on May 1, 2012, May 1, 2013, and May 1, 2014. Grant date fair value was $66,632 (each grant had a notional award value of $66,667 rounded down to the nearest whole share). Pursuant to the Company’s Director Compensation Policy, Mr. DeLaney received an initial award of restricted stock units on October 28, 2011 with a grant date fair value of $38,294, or 820 units, which vests one-third per year on October 28, 2012, October 28, 2013, and October 28, 2014. Stock awards have been valued in the same manner as described in footnote 1 to the Summary Compensation Table above.
(3)	Each director (except Mr. DeLaney) received a grant of 7,466 non-qualified stock options on May 4, 2011, which vests one-third per year on May 1, 2012, May 1, 2013, and May 1, 2014. Grant date fair value was $133,268. Pursuant to the Company’s Director Compensation Policy, Mr. DeLaney received an initial award of non-qualified stock options on October 28, 2011 with a grant date fair value of $76,659, or 5,464 options which vests one-third per year on October 28, 2012, October 28, 2013, and October 28, 2014. Non-qualified stock options have been valued in the same manner as described in footnote 2 to the Summary Compensation Table above.
(4)	At year-end, Mr. Benanav held 24,126 vested options, 17,204 unvested options, 2,747 shares of unvested restricted stock units, and 35,708 vested SSARs.
(5)	Mr. Borelli retired as a member of the Board of Directors in May 2011. At year-end, Mr. Borelli held 21,170 vested options, no unvested options, no unvested restricted stock units, and 35,708 vested SSARs.
(6)	At year-end, Ms. Breen held 24,126 vested options, 17,204 unvested options, 2,747 shares of unvested restricted stock units, and 16,968 vested SSARs.
(7)	Mr. DeLaney started serving on the board of directors in September 2011. At year-end, Mr. DeLaney held 5,464 unvested options and 820 shares of unvested restricted stock units.
(8)	At year-end, Mr. LaHowchic held 24,126 vested options, 17,204 unvested options, 2,747 shares of unvested restricted stock units, and 23,214 vested SSARs.
(9)	At year-end, Mr. MacMahon held 24,126 vested options, 17,204 unvested options, 2,747 shares of unvested restricted stock units, and 35,708 vested SSARs.
(10)	At year-end, Mr. Mergenthaler held 13,146 vested options, 18,064 unvested options and 2,847 shares of unvested restricted stock units.
(11)	At year-end, Dr. Myers held 19,894 vested options, 17,204 unvested options, 2,747 shares of unvested restricted stock units, and 8,908 vested SSARs.
(12)	At year-end, Mr. Parker held 24,126 vested options, 17,204 unvested options, 2,747 shares of unvested restricted stock units, and 35,708 vested SSARs.
(13)	At year-end, Mr. Skinner held 40,126 vested options, 17,204 unvested options, 2,747 shares of unvested restricted stock units, and 35,708 vested SSARs.
(14)	At year-end, Mr. Sternberg held 24,126 vested options, 17,204 unvested options, 2,747 shares of unvested restricted stock units, and 16,968 vested SSARs.
(15)	Mr. Toan retired as a member of the Board of Directors in May 2011. At year-end, Mr. Toan held no vested options, no unvested options, no shares of unvested restricted stock units, and 35,708 vested SSARs.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Transactions With Related Persons — Policies and Procedures

The board of directors has adopted a Related Person Transaction Policy which requires all “Related Person Transactions” to be approved by the Corporate Governance Committee. The policy will be reviewed periodically by the Corporate Governance Committee.

Under the policy, a “Related Person” is: (i) any person who has served as an executive officer, director or director nominee of the Company at any time since the beginning of the last fiscal year; (ii) any person beneficially owning in excess of 5% of any class of the Company’s voting securities; or (iii) an immediate family member of any person described in clause (i) or (ii).

Under the policy, a “Related Person Transaction” is any transaction, arrangement or relationship, or series of similar transactions, (i) involving an amount that exceeds or is expected to exceed $120,000 in the aggregate; (ii) in which the Company or its subsidiaries was, is, or will be a participant; and (iii) in which a Related Person had, has, or will have a direct or indirect material interest, other than:

•	any compensation arrangement with one of our executive officers if the appropriate Board Committee approved such compensation arrangement;

•	any compensation paid to one of our directors if the compensation is approved by the Committee;

•

any transaction where the Related Person’s interest arises solely from the ownership of our securities and all holders of the same class of securities receive the same benefit on a pro rata basis (e.g. dividends);

•

any transaction with another company at which a Related Person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved over any 12-month period does not exceed the greater of $200,000, or 2% of that company’s total annual revenues;

•

any charitable contribution, grant, or endowment by the Company to a charitable organization, foundation or university at which a Related Person’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the greater of $200,000, or 2% of the charitable organization’s total annual receipts;

•	transactions available to all employees generally and conducted on similar terms;

•	any transaction involving a Related Person where the rates or charges involved are determined by competitive bids;

•

any transaction with a Related Person involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority;

•	any transactions with a Related Person involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture or similar services; or

•	any transaction, contract or arrangement approved by the board of directors.

Our executive officers and directors are expected to notify the General Counsel of any current or proposed transaction that may be a Related Person Transaction. The General Counsel will determine if such transaction is likely to be considered a Related Person Transaction, and, if so, will include it for consideration at the next meeting of the appropriate Committee. Approval should be obtained in advance of a Related Person Transaction whenever practicable. If it becomes necessary to approve a Related Person Transaction between meetings, the chair of the Corporate Governance Committee is authorized to act on behalf of the Committee and will provide a report at its next meeting.

We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests. In addition, we are strictly prohibited from extending personal loans to, or guaranteeing the personal loans of, any director or officer. A copy of our Code of Ethics is available in the Investor Information section of our website at www.express-scripts.com.

Relationship with New York Life

New York Life Insurance Company (“New York Life”) was a related person for part of the year 2011 because it beneficially owned during that time in excess of 5% of the Company’s common stock. Pursuant to agreements with New York Life or its affiliates, we provide pharmacy benefit management services to employees and retirees of New York Life and certain New York Life health insurance policyholders. During 2011, we derived approximately $60 million, or 0.1% of our total revenues for 2011, from all services provided to New York Life. Our 401(k) and deferred compensation plans are administered by affiliates of New York Life, which collected approximately $684,000 for such services in 2011. New York Life is no longer a beneficial owner of 5% of the Company’s common stock.

Relationship with Morgan Stanley

Morgan Stanley is disclosed as a related person because it has disclosed beneficial ownership in excess of 5% of the Company’s common stock in its filings with the SEC.

On May 27, 2011, we entered into agreements with Morgan Stanley to repurchase shares of our common stock for an aggregate purchase price of $1,750.0 million under an Accelerated Share Repurchase (ASR) program. Upon payment of the purchase price on May 27, 2011, we received 29.4 million shares of our common stock at a price of $59.53 per share. We received additional 4.0 million shares from Morgan Stanley in partial settlement of the ASR program during 2011 based on a discounted arithmetic mean of the daily volume-weighted average price of our common stock during specified valuation periods.

Morgan Stanley or an affiliate of Morgan Stanley is also a lender under each of our bank credit facilities and received customary fees for its role as lender. There were no amounts outstanding under any of these facilities, and no principal or interest was paid, in 2011. In November 2011, our subsidiary Aristotle Holding, Inc. sold $4.1 billion aggregate principal amount of senior notes to several initial purchasers, including an affiliate of Morgan Stanley, at a price which included a customary initial purchasers’ discount. In 2011, no principal or interest was paid on any of the senior notes issued in November 2011.

Director Independence

Our board of directors has determined that, in its judgment, with the exception of Mr. Paz, who is also an executive officer of our Company, all of the members of our board of directors are independent, as defined by the listing standards of The Nasdaq Global Select Market.

Item 14 — Principal Accounting Fees and Services

Principal Accountant Fees

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2010 and December 31, 2011, as well as fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods:

	2010	2011
Audit fees(1)	$1,698,000	$2,258,750
Audit-related fees (2)	—	103,000
Tax fees(3)	6,700	4,976
All other fees(4)	5,200	5,200

Total Fees	$1,709,900	$2,371,926

(1)	Audit fees are fees paid for professional services rendered for the audit of our annual consolidated financial statements, for reviews of our interim consolidated financial statements, and for the audit of internal controls over financial reporting. Audit fees also include fees for work generally only the independent auditor can be expected to provide such as services associated with documents filed with the SEC and with assistance in responding to SEC comment letters, as well as reports, specific audits and agreed upon procedures as required by regulators.
(2)	Audit related fees are fees paid for assurance and related services performed by our independent registered public accountant including due diligence services related to contemplated mergers and acquisitions.
(3)	Tax fees are fees paid for state tax apportionment work, preparation and review of international tax filings and international tax consulting and advice related to compliance with international tax laws.
(4)	All other fees include any fees earned for services rendered by PricewaterhouseCoopers LLP during 2010 and 2011 which are not included in any of the above categories. The other fees for 2010 and 2011 consist of licensing fees paid by us with respect to certain accounting research software.

Policy Regarding Pre-Approval of Services Provided by the Independent Registered Public Accountants

The Audit Committee Charter requires the committee’s pre-approval of all services, both audit and permitted non-audit, to be performed for the Company by the independent auditors. In determining whether proposed services are permissible, the Audit Committee considers whether the provision of such services is compatible with maintaining auditor independence. As part of its consideration of proposed services, the Audit Committee may (i) consult with management as part of the decision-making process, but may not delegate this authority to management, and (ii) delegate, from time to time, its authority to pre-approve such services to one or more committee members, provided that any such approvals are presented to the full committee at the next scheduled Audit Committee meeting.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(1)	Financial Statements

The following financial statements (and related notes) of were filed under Part II, Item 8., “Financial Statements and Supplementary Data,” of the Original Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2011 and 2010

Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

II.	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2011, 2010 and 2009 (included as Schedule II of the Original Form 10-K)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESS SCRIPTS, INC.

April 2, 2012	By:	/s/ George Paz
George Paz
Chairman, President and Chief Executive Officer

INDEX TO EXHIBITS

(Express Scripts, Inc. — Commission File Number 0-20199)

Exhibit Number	Exhibit

2.1[3]	Stock and Interest Purchase Agreement among the Company and WellPoint, Inc., dated April 9, 2009, incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.

2.2[3]	Agreement and Plan of Merger, dated as of July 20, 2011, by and among the Company, Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 22, 2011 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc., and Plato Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 8, 2011.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended , incorporated by reference to Exhibit No. 3.1 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

3.2	Third Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit No. 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2010.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed June 9, 1992 (Registration Number 33-46974).

4.2	Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.3	First Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 5.25% senior notes due in 2012, incorporated by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.4	Second Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 6.25% senior notes due in 2014, incorporated by reference to Exhibit No. 4.3 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.5	Third Supplemental Indenture, dated as of June 9, 2009, among the Company, the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, related to the 7.25% senior notes due in 2019, incorporated by reference to Exhibit No. 4.4 to the Company’s Current Report on Form 8-K filed June 10, 2009.

4.6	Fourth Supplemental Indenture, dated as of December 1, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the auarter ending June 30, 2011.

4.7	Fifth Supplemental Indenture, dated as of April 26, 2011, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the auarter ending June 30, 2011.

4.8	Sixth Supplemental Indenture, dated as of May 2, 2011, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 2, 2011.

4.9	Seventh Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Union Bank, N.A., as Trustee., incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.10	Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.11	First Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.12	Second Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.13	Third Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.14	Fourth Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 25, 2011.

4.15	Fifth Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 10, 2012.

4.16	Sixth Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 10, 2012.

4.17	Seventh Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 10, 2012.

10.1[2]	Amended and Restated Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.

10.2[2]	Second Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.27 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

10.3[2]	Third Amendment to the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 18, 2006.

10.4[2]	Amended and Restated Express Scripts, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed April 14, 2008.

10.5[2]	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code), incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2007.

10.6[2]	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2007.

10.7[2]	Amended and Restated Executive Employment Agreement, dated as of October 31, 2008, and effective as of November 1, 2008, between the Company and George Paz, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.8[2]	Amendment to the Amended and Restated Executive Employment Agreement, dated as of December 15, 2010, between the Company and George Paz, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010.

10.9[2]	Form of Amended and Restated Executive Employment Agreement entered into between the Company and certain key executives (including all of the Company’s named executive officers other than Mr. Paz), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2008.

10.10[2]	Form of Stock Option Agreement used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.11[2]	Form of Restricted Stock Agreement used with respect to grants of restricted stock by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

10.12[2]	Form of Performance Share Award Agreement used with respect to grants of performance shares by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed February 26, 2008.

10.13[2]	Form of Stock Appreciation Right Award Agreement used with respect to grants of stock appreciation rights under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2006.

10.14[2]	Form of Restricted Stock Unit Agreement used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K filed March 3, 2009.

10.15[2]	Description of Compensation Payable to Non-Employee Directors, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2008.

10.16[2]	Summary of Named Executive Officer 2010 Salaries, 2009 Bonus Awards, 2010 Maximum Bonus Potential, and 2010 Equity and Performance Awards, incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2010.

10.17	Form of Indemnification Agreement entered into between the Company and each member of its Board of Directors, and between the Company and certain key executives (including all of the Company’s named executive officers), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2006.

10.18	Credit Agreement, dated as of August 13, 2010, among Express Scripts, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Morgan Stanley Senior Funding, Inc., as co-syndication agents, Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents and the lenders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 19, 2010.

10.19	Pharmacy Benefits Management Services Agreement, dated as of December 1, 2009, between the Company and WellPoint, Inc., on behalf of itself and certain designated affiliates, incorporated by reference to Exhibit No. 10.30 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

10.20	Amendment No. 1 to the Pharmacy Benefits Management Services Agreement dated August 20, 2010 (effective as of January 1, 2010) between the Company, on behalf of itself and its subsidiaries, and WellPoint, Inc., on behalf of itself and certain designated affiliates, incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2010.

10.21	Underwriting Agreement, dated April 27, 2011, among Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the several Underwriters listed on Schedule A thereto, Express Scripts, Inc. and the Subsidiary Guarantors named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 2, 2011.

10.22	Form of Confirmation relating to a Fixed Notional Accelerated Share Repurchase Transaction between Express Scripts, Inc. and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2011.

10.23	Credit Agreement, dated as of August 5, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2011.

10.24	Credit Agreement, dated as of August 29, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, Citibank, N.A., as syndication agent, and the other lenders and agents named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2011.

10.25[2]	Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Appendix B to the Company’s proxy statement for its 2011 annual meeting of stockholders, filed on Schedule 14A on March 21, 2011.

10.26[2]	Form of Stock Option Grant Notice used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2011.

10.27[2]	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the auarter ending September 30, 2011.

10.28[2]	Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the auarter ending September 30, 2011.

10.29[2]	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors used with respect to grants of restricted stock units by the Company under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the auarter ending September 30, 2011.

10.30	Purchase Agreement, dated November 14, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., certain other subsidiaries of Express Scripts, Inc. named therein and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2011.

10.31	Registration Rights Agreement, dated November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers of the 2.750% Senior Notes due 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2011.

10.32	Registration Rights Agreement, dated November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers of the 3.500% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 25, 2011.

10.33	Registration Rights Agreement, dated November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers of the 4.750% Senior Notes due 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 25, 2011.

10.34	Registration Rights Agreement, dated November 21, 2011, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers of the 6.125% Senior Notes due 2041, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 25, 2011.

10.35	Purchase Agreement, dated February 6, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., certain other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 10, 2012.

10.36	Registration Rights Agreement, dated February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers of the 2.100% Senior Notes due 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 10, 2012.

10.37	Registration Rights Agreement, dated February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers of the 2.650% Senior Notes due 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 10, 2012.

10.38	Registration Rights Agreement, dated February 9, 2012, among Express Scripts, Inc., Aristotle Holding, Inc., the other subsidiaries of Express Scripts, Inc. party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers of the 3.900% Senior Notes due 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 10, 2012.

11.1	Statement regarding computation of earnings per share (See Note 1 to the audited consolidated financial statements filed with the Original Form 10-K).

12.1	Statement regarding computation of ratio of earnings to fixed charges (filed with the Original Form 10-K).

21.1	List of Subsidiaries (filed with the Original Form 10-K).

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm (filed with the Original Form 10-K).

31.1[1]	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2[1]	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification by George Paz, as Chairman, President and Chief Executive Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss.1350 and Exchange Act Rule 13a-14(b) (filed with the Original Form 10-K).

32.2	Certification by Jeffrey Hall, as Executive Vice President and Chief Financial Officer of Express Scripts, Inc., pursuant to 18 U.S.C.ss. 1350 and Exchange Act Rule 13a-14(b) (filed with the Original Form 10-K).

101.1	XBRL Taxonomy Instance Document (filed with the Original Form 10-K).

101.2	XBRL Taxonomy Extension Schema Document (filed with the Original Form 10-K).

101.3	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the Original Form 10-K).

101.4	XBRL Taxonomy Extension Definition Linkbase Document (filed with the Original Form 10-K).

101.5	XBRL Taxonomy Extension Label Linkbase Document (filed with the Original Form 10-K).

101.6	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the Original Form 10-K).

1	Filed herein.
2	Management contract or compensatory plan or arrangement.
3	The Stock and Interest Purchase Agreement listed in Exhibit 2.1 and the Merger Agreement listed in Exhibit 2.2 (collectively, the “Agreements”) are not intended to modify or supplement any factual disclosures about the parties thereto, including Express Scripts, and should not be relied upon as disclosure about such parties without consideration of the periodic and current reports and statements that the parties thereto file with the SEC. The terms of the Agreements govern the contractual rights and relationships, and allocate risks, among the parties in relation to the transactions contemplated by the Agreements. In particular, the representations and warranties made by the parties in the Agreements reflect negotiations between, and are solely for the benefit of, the parties thereto and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules and disclosure letters, as applicable, to the Agreements. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and you should not rely on them as statements of fact. In addition, the representations and warranties made by the parties in the Agreements may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.